Form 10-Q
period 1997-03-31
GOLDEN BEVERAGE COMPANY
filed 1997-05-21
CIK 811271

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-Q

                 [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM __________ TO ____________

                                   ----------

                         Commission File Number 0-16936

                             GOLDEN BEVERAGE COMPANY
             (Exact name of Registrant as specified in its charter)

          NEVADA                               33-0123045
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)            Identification Number)

117 Hopewell-Rocky Hill Rd., Hopewell, NJ           01238
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:  (609) 466-3697

2186 South Holly St., Suite 201-202, Denver, CO  80222
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X   No____

As of the close of business on May 12, 1997 there were 9,799,747 shares of the Registrant's Common Stock, $.001 par value, outstanding.

                                    CONTENTS

PART I  Financial Information

                                                                            Page
                                                                            ----

        Item 1 - Financial Statements ......................................F-1

        Item 2 - Management's Discussion and Analysis
                     of Financial Condition and Results
                     of Operations..........................................  3

PART II Other Information Required in Report

        Item 2 - Changes in Securities......................................  3

        Item 6 - Exhibits and Reports on Form 8-K...........................  4

        Signature Page......................................................  5

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

     The Company's financial information for the quarterly period ended March 31, 1997 begins at F-1.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General Development of Business

     The Company was incorporated in Nevada on April 3, 1985. In February 1988, the Company received net proceeds of $657,084 from the public offering of 14,010,200 shares of the Company's Common Stock, $.001 par value ("Common Stock"). In 1988, the Company's attempt to market Nude beer was unsuccessful. Since 1991, the Company attempted to penetrate the beer market with Shenyang Snowflake Beer ("Snowflake Beer"). During 1996, the Company did not import any product and liquidated its inventory of Snowflake Beer. During 1996 and the three month period ended March 31, 1997, the Company ceased all operations.

Acquisition Agreement

     In March 1997, the Company entered into an acquisition agreement ("Agreement") to acquire 80% of WorldWater, Inc., a Delaware company. WorldWater, Inc. has developed and is currently marketing a proprietary solar powered water pump. Under the terms of the Agreement, the Company will acquire 80% of the issued and outstanding capital stock of WorldWater, Inc. (8,141,126 shares) in exchange for 8,141,126 post 1:1,240.597 reverse split shares
(approximately 87.8% of the outstanding post-reverse split shares of the Company) of the Company's Common Stock. Under the terms of the Agreement, the Company's management will resign and be replaced by WorldWater, Inc.'s management. The Company believes that the Agreement will be consummated in early April 1997.

                                     PART II
                                OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

     In March 1997, the Company's Board of Directors authorized and effectuated a 1:1,240.597 reverse split of its issued and outstanding capital stock ("Reverse Split"). Prior to the Reverse Split, the Company had 140,276,792 shares of Common Stock outstanding. After the Reverse Split, the Company had 113,072 shares of Common Stock outstanding. The Reverse Split is necessary in order to consummate the Agreement.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     During the quarterly period ended March 31, 1997, the Registrant did not file any current reports on Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          GOLDEN BEVERAGE COMPANY
                                          (REGISTRANT)

Dated: May 19, 1997
                                          By:/s/ Quentin T. Kelly
                                             -----------------------------------
                                                 Quentin T. Kelly, President

                            GOLDEN BEVERAGE COMPANY

                              FINANCIAL STATEMENTS
                           For the Three Months Ended
                                 March 31, 1997

                                                                            Page
                                                                            ----

Accountant's Report                                                         F-1

Financial Statements

     Balance Sheet                                                          F-2

     Statement of Income and Retained Earnings                              F-3

     Statement of Cash Flows                                                F-4

                         [Letterhead of Carl M. Duncan]

                                                  May 12, 1997

To the Board of Directors and Stockholders
Golden Beverage Company
117 Hopewell-Rock Hill Road
Hopewell, N.J. 08525

     I have compiled the accompanying statement of assets, liabilities, and stockholders' equity - income tax basis of Golden Beverage Company as of March 31, 1997, and the related statements of income, expenses and retained earnings and cash flows - income tax basis for the three months then ended, in accordance with Statements on Standards for Accounting Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the owners of Golden Beverage Company.

     A compilation is limited to presenting in the form of financial statements information that is the representation of management. I have not audited or reviewed the accompanying financial statements and, accordingly do not express an opinion or any other form of assurance on them.

                                         Yours very truly,

                                         /s/ Carl M. Duncan
                                         -----------------------------------
                                             Carl M. Duncan
                                               Certified Public Accountant

                            GOLDEN BEVERAGE COMPANY

           STATEMENT OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY
                              AS OF MARCH 31, 1997
                                  NOT AUDITED

                                     ASSETS

CURRENT ASSETS
   Cash                                                          $  -0-
   Accounts receivable                                              -0-
   Inventory                                                        -0-
                                                                 ---------
       TOTAL CURRENT ASSETS                                         -0-
                                                                 ---------

INVESTMENTS - at market
   Oppenheimer Strategic Income Fund A                              -0-
                                                                 ---------

PROPERTY AND EQUIPMENT
   Office equipment                                                 -0-
   Less accumulated depreciation                                    -0-
                                                                 ---------
       NET                                                          -0-
                                                                 ---------
       TOTAL ASSETS                                              $  -0-
                                                                 =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                              $  -0-
   Accrued salary                                                   -0-
   Loan - related party                                             -0-
                                                                 ---------
       TOTAL CURRENT LIABILITIES                                    -0-
                                                                 ---------

STOCKHOLDERS' EQUITY
   Preferred stock: 10,000,000 shares
   $.01 par value authorized;
   none issued
   Common stock: 170,000,000 shares
   $.001 par value authorized;
   113,072 shares issued and outstanding                               113
   Additional paid-in capital                                      995,869
   Retained Earnings (Deficit)                                    (995,982)
                                                                 ---------
       STOCKHOLDERS' EQUITY                                         -0-
                                                                 ---------

       TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                                      $  -0-
                                                                 =========

                            GOLDEN BEVERAGE COMPANY

                         STATEMENT OF NET INCOME (LOSS)
                    AND RETAINED EARNINGS - INCOME TAX BASIS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1997
                                  NOT AUDITED

NET INCOME (LOSS) FROM OPERATIONS                              $   (15,995)

OTHER INCOME:
   Dividends                                                             3
   Unclaimed liabilities                                            83,374
                                                               -----------

NET INCOME                                                          67,382

BEGINNING RETAINED EARNINGS                                     (1,063,364)
                                                               -----------

RETAINED EARNINGS - MARCH 31, 1997                             $  (995,982)
                                                               ===========

                            GOLDEN BEVERAGE COMPANY

                   STATEMENT OF CASH FLOWS - INCOME TAX BASIS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1997
                                  NOT AUDITED

CASH FLOWS FROM OPERATING ACTIVITIES
Sources of Cash:
   Cash received from sale of beer                                $    875
   Interest and dividend income                                          3
                                                                  --------
      Total Sources of Cash                                            878
                                                                  --------

Uses of Cash:
   Cash paid to employees and suppliers                             13,881
                                                                  --------

     NET CASH FLOWS (USED BY) OPERATING ACTIVITIES                 (13,003)
                                                                  --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase Oppenheimer Fund                                            (3)
   Sale of Oppenheimer Fund                                             93
                                                                  --------

     NET CASH FLOWS PROVIDED BY INVESTING ACTIVITIES                    90
                                                                  --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Loan from related party                                          11,435
                                                                  --------

NET DECREASE IN CASH                                                (1,478)

CASH BALANCE - BEGINNING                                             1,478
                                                                  --------

CASH BALANCE - ENDING                                             $  -0-
                                                                  ========

                            GOLDEN BEVERAGE COMPANY

                       STATEMENT OF STOCKHOLDERS' EQUITY


                              COMMON STOCK                                                       TOTAL
                           --------------------      PAID-IN       ACCUMULATED  INVESTMENT   STOCKHOLDERS'
                           SHARES        AMOUNT      CAPITAL         DEFICIT    REVALUATION     EQUITY
                           ------        ------      -------         -------    -----------     ------
December 21, 1992        140,276,792    $140,277     $855,705        (998,009)                  (2,027)
1993 - Net Loss                                                        (3,620)     (329)        (3,949)
                                                                   ----------      ----        -------

December 31, 1993        140,276,792    $140,277     $855,705      (1,001,629)     (329)        (5,976)
1994 - Net Loss                                                       (28,180)     (387)       (28,567)
                                                                   ----------      ----        -------

December 31, 1994        140,276,792    $140,277     $855,705      (1,029,809)     (716)       (34,543)
1995 - Net Loss                                                       (47,929)      132        (47,797)
                                                                   ----------      ----        -------

December 31, 1995        140,276,792    $140,277     $855,705      (1,077,738)     (584)       (82,340)
1996 - Net Income                                                      14,374       584         14,958
                                                                   ----------      ----        -------

December 31, 1996        140,276,792    $140,277     $855,705      (1,063,364)      -0-        (67,382)
                         ===========    ========     ========      ==========      ====        =======