Form 10QSB
period 1997-06-30
GOLDEN BEVERAGE COMPANY
filed 1997-08-21
CIK 811271

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                  FORM 10-QSB

                [x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

            [ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM _________ TO _________

                                    --------

                         Commission File Number 0-16936
                                WorldWater Corp.
             (Exact name of Registrant as specified in its charter)

              NEVADA                                    33-0123045
(State or other jurisdiction of                        (IRS Employer
 incorporation or organization)                    Identification Number)


117 Hopewell-Rocky Hill Rd., Hopewell, NJ                        08525
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:  (609) 466-3697

Golden Beverage Company
(Former name - name changed since last report.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes __X__         No ____

As of the close of business on August 15, 1997, there were 14,533,190 shares of the Registrant's Common Stock, $.001 par value, outstanding.

WORLDWATER CORP.

QUARTERLY REPORT ON FORM 10-QSB


Part 1.  FINANCIAL INFORMATION                                         Page No.

Item 1.  Condensed Consolidated Financial Statements

         Condensed  Consolidated  Balance  Sheets  as of June 30,
         1997 (Unaudited) and December 31, 1996 (Audited)

         Condensed   Consolidated    Statements   of   Operations
         (Unaudited) for the three months ended June 30, 1997 and 1996, and the six months ended June 30, 1997 and 1996

         Condensed   Consolidated   Statements   of  Cash   Flows
         (Unaudited)  for the six months  ended June 30, 1997 and
         1996

         Notes to the Condensed Consolidated Financial Statements
         (Unaudited)


Item 2.  Management's   Discussion   and  Analysis  of  Financial
         Condition and Results of Operations


Part 2.

Item 1. Signatures

Item 2. Financial Data

WorldWater Corp.
Condensed Consolidated Balance Sheets
June 30, 1997 and December 31, 1996

                                                       6/30/97       12/31/96
                                                       -------       --------
Current Assets
  Cash and cash equivalents                         $    93,139    $    14,296
  Accounts receivable                                   429,154          5,077
  Inventory:
    Raw Materials                                        65,741           --
    Less: Reserve                                          --             --
  Total Inventory                                        65,741        102,998
  Prepaid Expenses                                          400           --
                                                    --------------------------
Total Current Assets                                    588,434        122,371
                                                    --------------------------
Non-Current Assets
  Property, Plant, & Equipment                          107,572         64,809
  Less: Accumulated Depreciation                        (57,230)       (18,532)
                                                    --------------------------
     Property, Plant, and Equipment, Net                 50,342         46,277

Other Assets                                                384            474
                                                    --------------------------
TOTAL ASSETS                                            639,160        169,122
                                                    ==========================

Current Liabilities
  Accounts Payable and other accrued expenses           260,500        382,730
  Employment taxes/benefits                              11,089           --
  Accrued payroll                                       155,684        212,075
  Accrued interest                                      513,834        473,378
  EDA Loan                                              200,000           --
  Loan - related party                                     --            3,750
  Notes Payable                                         162,750        140,984
  Current maturities of
    long-term debt - convertible notes                1,596,650      1,752,000
                                                    --------------------------
    Total Current Liabilities                         2,900,507      2,964,917
Non-Current Liabilities
  Long-Term Debt - Convertible Notes, Net of
     Current Maturities                                    --          550,000
                                                    --------------------------
TOTAL LIABILITIES                                     2,900,507      3,514,917
                                                    --------------------------
Common Stock                                             14,533          9,570
(Common Stock:Par value $.001; 20,000,000 shares
authorised; issued and outstanding June 30,1997--
14,533,190 and December 31, 1996 -- 9,569,908)
Additional paid-in capital                            3,440,338      2,992,911
Retained Earnings                                    (5,716,218)    (6,348,276)
                                                    --------------------------
TOTAL STOCKHOLDERS EQUITY                            (2,261,347)    (3,345,795)
                                                    --------------------------
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY           $   639,160    $   169,122
                                                    ==========================

WorldWater Corp.
Condensed Consolidated Statements of Operations
For the three months ended June 30, 1997 and 1996, and for the six months ended June 30, 1997 and 1996

                                                3 Month                        6 Month
                                         6/30/97        6/30/96         6/30/97        6/30/96
                                         -------        -------         -------        -------
Revenue
   Solar Pump Systems                $    429,784    $       --      $    433,664    $     10,000
   Sale of Snowflake Beer                    --             2,832            --            18,350
                                     ------------    ------------    ------------    ------------
Total Revenue                             429,784           2,832         433,664          28,350
                                     ------------    ------------    ------------    ------------
Cost of Goods Sold
  Solar Pump Systems                      209,557          69,966         278,889         233,900
  Snowflake Beer                             --              --              --            14,487
                                     ------------    ------------    ------------    ------------
  Gross Profit (Loss)                     220,227         (67,134)        154,775        (220,037)
                                     ------------    ------------    ------------    ------------

Operating Expenses:

  Service & Installation                   10,354           7,900          19,054          13,400
  Sales & Marketing                        39,270          25,100          69,050          59,100
  Research & Development                   61,925          18,000         179,642          34,900
  General & Administrative                104,735         133,495         202,851         248,336
                                     ------------    ------------    ------------    ------------
  Total Operating Expenses                216,284         184,495         470,597         355,736
                                     ------------    ------------    ------------    ------------
Operating Income (Loss)                     3,943        (251,629)       (315,822)       (575,773)
                                     ------------    ------------    ------------    ------------
Other Expenses

  Interest Expense                         52,372         (45,569)        109,524         (89,995)
  Other                                     5,026          (2,500)          5,959         (13,100)
                                     ------------    ------------    ------------    ------------
Net Loss                             $    (53,455)   $   (299,698)   $   (431,305)   $   (678,868)
                                     ============    ============    ============    ============

Net Loss Per Share                   $     (0.004)   $     (0.038)   $     (0.036)   $     (0.085)

Average Shares                         12,051,454       7,945,900      12,051,454       7,945,900
Outstanding

WorldWater Corp.
Condensed Consolidated Statements of Cash Flows
For the six-months ended June 30, 1997 and 1996

                                                    30-Jun-97       30-Jun-96
                                                   -----------     -----------
After Tax Income (Loss)                            $  (431,305)   $  (678,868)

Adjustments to Reconcile Net Loss to
Net Cash Used in Operating Activities:
      Depreciation                                      38,698         13,029
Changes in Assets and Liabilities:
      Accounts Payable & Accrued Expenses             (122,230)       129,808
      Prepaid Expenses                                    (400)        (8,550)
      Accrued Interest                                  40,456        106,701
      Inventory                                         37,257        (11,971)
      Accrued Salaries                                 (56,391)       (28,013)
      Accounts Receivable                             (424,077)         8,780
      Employment Taxes                                  11,089          4,063
                                                   -----------    -----------
Net Cash Used in Operating Activities                 (906,903)      (465,021)
                                                   -----------    -----------

Cash Flows from Investing Activities:
     Decrease in Other Assets                               90          1,200
     Capital Expenditures                              (42,763)      (114,709)
     Decrease in Notes Receivable                       (3,750)       (91,550)
                                                   -----------    -----------
Net Cash Used in Investing Activities                  (46,423)      (205,059)
                                                   -----------    -----------

Cash Flows from Financing Activities:
     Conversion of Convertible Notes                  (550,000)      (850,000)
     Current Maturities Conversion                    (155,350)     1,340,125
     Proceeds from Notes Payable                        21,766          9,583
     Proceeds from Issuance of Common Stock              4,963         71,513
     Section 504 Stock -Net Proceeds                      --          129,534
     NJ Economic Development Agency Loan               200,000           --
     Change in Paid-In-Capital                         447,427       (252,899)
     Change in Retained Earnings                     1,063,363        258,697
                                                   -----------    -----------
Net Cash Provided by (Used In)
   Financing Activities                              1,032,169        706,553
                                                   -----------    -----------

Net Increase in Cash                                    78,843         36,473
Cash at Beginning of Year                               14,296          5,096
                                                   -----------    -----------
Cash at end of Second Quarter                      $    93,139    $    41,569
                                                   ===========    ===========

Part 1.  FINANCIAL INFORMATION

WORLDWATER CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared by WorldWater Corp. (the "Company") without audit and reflect all adjustments (consisting only of normal and recurring adjustments and accruals) which are, in the opinion of management necessary to present a fair statement of the results for the interim periods presented. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. These condensed financial statements should be read in conjunction with the financial statement and footnotes thereto included as an exhibit to the company's form 8-K dated 6/20/97, all previously filed with the Securities and Exchange Commission.


2. PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The financial statements for all periods have been restated to reflect the pooling of interests of the Company and Golden Beverage Corporation as a result of the April 7, 1997 merger. As of the merger date WorldWater, Inc, and Golden beverage Corporation became one entity.


3. NET LOSS PER SHARE

Net loss per share for the three months ended June 30, 1997 and 1996, and the six months ended June 30, 1997 and 1996 is computed using the average number of common shares of stock outstanding during the period.


4. ACQUISITION

On April 7, 1997 WorldWater, Inc. merged with Golden Beverage Corporation, a Denver, Colorado based importer and distributor of Asian beverages, the latter becoming the surviving public company trading as WorldWater Corp. with a NASDAQ Electronic Bulletin Board symbol of WWAT. WorldWater's Board of Directors, officers and employees replaced the Golden Beverage equivalents and WorldWater gained control of

87.8% of the public entity, now known as WorldWater Corp. in a 1,240:1 reverse stock split.


WORLDWATER CORP.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS

REVENUE. The Company's revenue increased to $429,784 for the second quarter of 1997 up from $2,832 in the same period in 1996. For the six months ended June 30, 1997 revenue increased to $433,664 from $28,350 in 1996. The increase resulted from domestic and international sales but was primarily due to the sale of 25 irrigation and drinking solar powered pump systems to the Philippine Government.

GROSS PROFIT. Gross profit increased to 51.2 percent of revenue in the second quarter of 1997 from a loss of $67,134 in the same period of 1996. Gross profit percentage also increased in the six-month period ending June 30, 1997 to 35.7 percent of revenue from a loss of $220,037 in 1996. The increase was primarily due to the large Philippine order. However margins for the remainder of the year may be difficult to anticipate because market development is at early stages in several regions.

SELLING AND MARKETING. Selling and marketing expenses increased by 56.4 percent to $39,270 in the second quarter of 1997, up from $25,100 in the same period of 1996. Sales and marketing expenses also increased in the six-month period ending June 30, 1997 to $69,050 up from $59,100 in the same period of 1996. As a percentage of revenue, expenses were 9.1 and 15.9 percent for the respective three-month and six-month periods ending June 30, 1997. The increase resulted primarily from expenses associated with the company's marketing efforts in the Philippines, other Asian countries, Africa and Latin America. The Company was primarily in an R&D mode until early 1996 when the marketing of solar powered water pumping and electricity generation for off-grid applications (such as power for remote community centers) on a global basis, began in earnest. Selling and marketing expenses will remain high for the remainder of the year.

RESEARCH AND DEVELOPMENT. Research and development expenses increased by 70.9 percent to $61,925 in the second quarter of 1997, up from $18,000 in the same period of 1996. Research and development expenses also increased in the first six months of 1997 to $179,642, up from $34,900 in the same period of 1996. As a percentage of revenue research and development expenses were 14.4 and 41.4 percent for the respective three-month and six-month periods ended June 30, 1997. The increase resulted primarily from the company's continued investment in current electrical solar power system testing and upgrading same.

GENERAL AND ADMINISTRATIVE. General and administrative expenses declined to $104,735 in the second quarter of 1997, down from $133,495 in the same period of 1996. Expenses also declined to $202,851, for the six month period ended June 30, 1997, down from $248,338 in 1996. As a percentage of revenue, general and administrative expenses were 24.3 and 46.8 percent for the second quarter, and first six months of 1997, respectively. The declines were primarily due to stringent cost control.


ACQUISITION COSTS. Certain acquisition costs were recognized in the second quarter of 1997 relating to the merger with Golden Beverage, Corporation in April 1997. As of June 30, 1997 approximately $25,000 in acquisition costs were recorded for legal and professional fees related to the merger, with $10,000 paid through June 30, 1997. Former Golden Beverage shareholders and the consultants who brokered the deal received 1.2%, and 11.0% of the WorldWater Corp. stock, respectively. These broker fees were expensed at the fair value at the date of receipt.

INCOME TAXES. The Company recognized no income tax expense for 1997 and 1996. The Company has net operating loss carry forwards resulting in a tax benefit to the company of approximately $1,700,000 in future years.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents increased by approximately $78,800 from December 31, 1996 to June 30, 1997. The increase resulted from inflows of funds from investors, the conversion of debentures and bridge loan notes to stock, and the utilization of $200,000 of our $250,000 line of credit from the NJ Economic Development Agency. The largest use of cash was the fulfillment of requirements in conjunction with the Philippine order and the building of inventory levels.


ACQUISITIONS.

In April 1997, the Company completed its merger with Denver based, Golden Beverage Corporation, an importer of Asian beverages which gave it a listing on the NASDAQ Electronic Bulletin Board under the symbol WWAT. WorldWater's Board of Directors, officers and employees replaced the Golden Beverage equivalents and WorldWater gained control of 87.8% of the public entity, now known as WorldWater Corp. in a 1,240:1 reverse stock split.

FORWARD LOOKING STATEMENTS


MARGINS FOR THE REMAINDER OF THE YEAR MAY BE INCONSISTENT

The system implementation requires varying levels of commitments to on-site training. Special engineering requirements may also exist at an installation site prior to the arrival of WorldWater technical staff. Thus variation of profit margins exist for delivering products and most contracts will have a mix of products which are difficult to forecast.


SELLING AND MARKETING EXPENSES TO REMAIN AT HIGH LEVELS FOR THE REMAINDER OF THE YEAR.

The majority of current sales and marketing activities are an investment in new market development which disproportionately increase costs as a percentage of revenue generated.


INTERNATIONAL GOVERNMENT AND NON-GOVERNMENT ORGANIZATION CONTRACTUAL
UNCERTAINTIES

Some government agencies and international non-government organizations require an open bidding process which often results in time delays and extended negotiations. The complexity of proper financial, fiscal and trade related paperwork can confuse and delay the organization initiating the procurement. Orders can be coordinated between as many as four organizations on two continents and through several management decision levels which can extend the time between the decision to purchase and payment for delivery and system installation.

Part 2. Item 1


WORLDWATER CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereby duly authorized.

                                              WORLDWATER CORP.


DATE:    August 19, 1997                      By:  /s/ Joseph Cygler
                                                   -----------------------------
                                                   Joseph Cygler
                                                   Executive Vice-President