Form 10-Q
period 1997-09-30
WORLDWATER CORP
filed 1997-11-19
CIK 811271

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-Q

                 [x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

             [ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM _________ TO _________

                               ------------------

                         Commission File Number 0-16936
                                WorldWater Corp.
             (Exact name of Registrant as specified in its charter)

      NEVADA                                           33-0123045
(State or other  jurisdiction of                       (IRS Employer
incorporation  or  organization)                       Identification Number)


Pennington Business Park, 55 Route 31 South
Pennington, New Jersey                                 08534
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code: (609) 818-0700

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X No ____

As of the close of business on November 14, 1997, there were 14,319,738 shares of the Registrant's Common Stock, $.001 par value, outstanding.

                                WORLDWATER CORP.

                                Table of Contents
                                -----------------


                                                                        Page No.
                                                                        --------

Part I.  FINANCIAL INFORMATION............................................   3


Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets
         as of September 30, 1997 (Unaudited) and
         December 31, 1996 (Unaudited)....................................   3

         Condensed  Consolidated  Statements of
         Operations  (Unaudited)  for the three months
         ended September 30, 1997 and  1996,  and the nine
         months  ended  September  30,  1997 and 1996.....................   4

         Condensed Consolidated Statements of Cash
         Flows (Unaudited) for the nine months ended
         September 30, 1997 and 1996......................................   5

         Notes to the Condensed Consolidated
         Financial Statements (Unaudited).................................   6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations....................   7

Part II. OTHER INFORMATION................................................   9


                                WorldWater Corp.
                      Condensed Consolidated Balance Sheets
                    September 30, 1997 and December 31, 1996

                                          September 30, 1997   December 31, 1996
                                          ------------------   -----------------
Current Assets
   Cash and cash equivalents                 $    80,767    $    14,296
   Accounts Receivable                            45,673          5,077
   Inventory
      Raw Materials                               66,300        102,998
      Less:  Reserve                                --             --
   Total Inventory                                66,300        102,998
                                             -----------    -----------

   Total Current Assets                          192,741        122,371
                                             -----------    -----------

Non-Current Assets
   Property, Plant & Equipment                   118,710         64,809
   Less:  Accum Depreciation                     (58,730)       (18,532)
                                             -----------    -----------
      Net P, P&E                                  59,980         46,277
   Security & Other Deposits                         384            474
                                             -----------    -----------

   Total Assets                              $   253,104    $   169,122
                                             ===========    ===========

Current Liabilities
   Accounts payable and accrued expenses .   $   323,952    $   382,730
   Employment taxes/benefits                       2,364           --
   Accrued payroll                               173,684        212,075
   Accrued interest                              540,399        473,378
   Loan-related party                               --            3,750
   Notes payable                                 141,250        140,984
   Current maturities of long-term debt -      1,565,650      1,752,000
   convertible notes                         -----------    -----------

   Total Current Liabilities                   2,747,300      2,964,917
                                             -----------    -----------
Non-Current Liabilities
   L/T. Debt - Convertible Notes, Net of .          --          550,000
                                             -----------    -----------
   Current Maturities

Total Liabilities                              2,747,300      3,514,917
                                             -----------    -----------

Stockholders Equity (Deficiency):                 14,319          9,570
Common Stock:  Par value $.001; 20,000,000
   shares authorized; Issued and
   outstanding September 30, 1997:
   15,319,738 and December 31, 1996:
                                                              9,659,908
Additional Paid-In-Capital                     3,554,312      2,992,911
Accumulated Deficit                           (6,064,316)    (6,348,276)
                                             -----------    -----------
Stockholders Equity (Deficiency):             (2,495,085)    (3,345,795)
                                             -----------    -----------
Total Liabilities & Stockholders Equity `    $   251,614    $   169,122
(Deficiency)                                 ===========    ===========

            See Notes to Condensed Consolidated Financial Statements

                                WorldWater Corp.
          Condensed Consolidated Statements of Operations For the three months ended September 30, 1997 and 1996,
            and for the nine months ended September 30, 1997 and 1996


                                Three Months                                      Nine Months
                              September 30,1997   September 30, 1996   September 30, 1997   September 30, 1996
                              -----------------   ------------------   ------------------   ------------------

Revenue
  Solar Pump Systems               12,780           3,988                 446,444                13,988
  Golden Beverage Products           --             3,119                      --                21,469
                             ------------    ------------             ------------          ------------

  Total Revenue                    12,780           7,107                 446,444                35,457
                             ------------    ------------             ------------          ------------

Cost of Goods Sold
  Solar Pump Systems               84,792          28,700                 363,681                35,000
  Golden Beverage Products           --             2,594                      --                17,081
                             ------------    ------------             ------------          ------------

  Gross Profit (Loss)             (72,012)        (24,187)                 82,763              (16,624)
                             ------------    ------------             ------------          ------------

Operating Expenses:
  Service & Installation           13,042           8,000                  35,780                21,400
  Sales & Marketing                69,209          21,900                 185,126                57,500
  Research & Development           32,524          56,700                 217,287               316,700
  General & Administrative         97,913          83,842                 245,091               358,178
                             ------------    ------------             ------------          ------------

  Total Operating Expenses        212,688         170,442                 683,284               753,778
                             ------------    ------------             ------------          ------------

Operating Loss                   (284,700)       (194,629)               (600,521)             (770,402)

Other (Income) Expenses:
  Interest expenses                71,068          46,024                 180,592               136,019
  Other (Income) Expense           (7,668)          2,355                  (1,709)               15,455
                             ------------    ------------             ------------          ------------

NET LOSS                        ($348,100)      ($243,008)              ($779,404)           ($921,876)
                             ============    ============             ============          ============

Net Loss Per Share                 ($0.02)         ($0.03)                 ($0.07)               ($0.11)
Average Shares Outstanding     14,113,696       8,757,908              11,944,823             8,757,908


               See Notes to Condensed Consolidated Financial Statements


                                WorldWater Corp.
          Condensed Consolidated Statements of Cash Flows For the nine months ended September 30, 1997 and 1996


Cash Flows from Operating Activities:       September 30,1997  December 31, 1996
------------------------------------        -----------------  -----------------

Net Loss                                     (779,404)            (921,876)
Adjustments to reconcile net loss to net
  cash used in operating activities
   Depreciation                                40,198                5,889
   Interest expense paid for in common
     stock                                    171,389                   --
   Changes in assets and liabilities:
   Accounts payable and accrued expenses      (58,778)             164,631
   Accrued interest                            67,021              135,000
   Inventory                                   36,698               (6,673)
   Accrued salaries                           (36,027)              41,625
   Accounts receivable                        (40,596)                  24
                                             --------             ---------
     Net Cash Used in Operating Activities   (599,499)            (581,380)

Cash Flows from Investing Activities
   Decrease in other assets                        90                3,509
   Capital expenditures                       (53,901)             (33,400)
   (Decrease) increase in notes receivable     (3,748)              44,500
                                             --------             ---------
     Net Cash (Used in) Provided by           (57,559)              14,609
     Investing Activities

Cash Flows from Financing Activities:
   Proceeds from notes payable                    266              560,905
   Proceeds from Oppenheimer Fund                --                  3,076
   Proceeds from issuance of common stock     723,263                   --
                                             --------             ---------
     Net Cash Provided by Financing           723,529              563,981
                                             --------             ---------
     Activities

Net increase in Cash                           66,741               (2,790)

Cash at Beginning of Year                      14,296                5,854
                                             --------              --------

Cash at End of Third Quarter                   80,767                3,064
                                             ========              ========

Supplemental Disclosure of Cash Flow
Information
Cash paid for interest                          9,203                2,500
                                             --------              --------



            See Notes to Condensed Consolidated Financial Statements

Part I. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        (Unaudited)


1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared by WorldWater Corp. (the "Company") without audit and reflect all adjustments (consisting only of normal and recurring adjustments and accruals) which are, in the opinion of management necessary to present a fair statement of the results for the interim periods presented. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. These condensed financial statements should be read in conjunction with the financial statement and footnotes thereto included as an exhibit to the Company's form 8-K dated June 20, 1997, all previously filed with the Securities and Exchange Commission.

2.   PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiary, WorldWater, Inc. All intercompany balances and transactions have been eliminated in consolidation. The financial statements for all periods have been restated to reflect the pooling of interests of WorldWater, Inc. and Golden Beverage Corporation as a result of the April 7, 1997 reverse acquisition.

3.   NET LOSS PER SHARE

Net loss per share for the three months ended September 30, 1997 and 1996, and the nine months ended September 30, 1997 and 1996 is computed using the average number of common shares of stock outstanding during the period. Common stock equivalents are not considered in Net loss per share because their effect would be anti-dilutive.

4.   ACQUISITION

On April 7, 1997, WorldWater, Inc. concluded a reverse acquisition of Golden Beverage Corporation, a Denver, Colorado based importer and distributor of beverages, the latter becoming the surviving public company trading as WorldWater Corp. with a NASDAQ Electronic Bulletin Board symbol of WWAT. WorldWater Inc.'s Board of Directors, officers and employees replaced their Golden Beverage equivalents and the former shareholders of WorldWater, Inc. gained control of 87.8% of the public entity, now known as WorldWater Corp. Outstanding Golden Beverage Corporation shares totaling 140,276,792 were exchanged for 113,072 shares of WorldWater Inc. in a reverse split of 1240:1. WorldWater Inc. remains as the sole subsidiary of WorldWater Corp.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITIONS

Results of Operations

REVENUE. For the nine months ended September 30, 1997 revenue increased to $446,444, up from $35,457 for the same period in 1996 with the third quarter 1997 contributing revenue of $12,780, up from $7,107 in the same period in 1996. The nine-month revenue increase resulted from domestic and international sales but was primarily due to the sale of 25 irrigation and drinking water solar powered pump systems to the Philippine Government.

GROSS PROFIT. Gross Profit of $82,763 was recognized for the nine months ended September 30, 1997 as against a loss of $16,624 for the same period in 1996. A loss of $72,012 was recorded for the third quarter of 1997 compared to a loss of $24,187 in the same period of 1996. The operating loss was $284,700 for the third quarter in 1997 compared to an operating loss of $194,629 for the same period in 1996.

SELLING AND MARKETING Sales and marketing expenses increased by 222 percent in the nine-month period ending September 30, 1997 to $185,127 up from $57,500 in the same period of 1996. Selling and marketing expenses increased by 216 percent to $69,209 in the third quarter of 1997, up from $21,900 in the same period of 1996. The Company was primarily in an R&D mode until the last quarter of 1996 when the marketing of solar powered water pumping and electricity generation for off-grid applications (such as power for remote communities) sharply increased on a global basis. Selling and marketing expenses will remain high for the remainder of the year. A refocus by senior management on marketing activities is reflected by the reallocation of some costs from General & Administrative to Selling & Marketing budgets. The increase resulted primarily from expenses associated with the company's marketing efforts in the Philippines and Africa.

RESEARCH AND DEVELOPMENT. Research and development expenses decreased by 31 percent for the nine-month period ended September 30, 1997 to $217,287 down from $316,700 in the same period of 1996, reflecting the shift in focus to marketing. Research and development expenses also declined by 43 percent to $32,524 in the third quarter of 1997, down from $56,700 in the same period of 1996.

GENERAL AND ADMINISTRATIVE. General and administrative expenses declined by 32 percent to $245,091 for the nine-month period ended September 30, 1997, down from $358,178 in 1996. This was a result of stringent cost controls and, as stated above, a reallocation of some senior management costs to Sales and Marketing, reflecting the greater emphasis on marketing-led growth. However these expenses increased by 17 percent to $97,913 in the third quarter of 1997, up from $83,842 in the same period of 1996. This was chiefly due to the addition of a new General Manager/Financial Officer hired during the quarter and the costs associated with a move from a low cost operational facility in Trenton to a new facility in Pennington which now incorporates all operational and administrative activities.

INCOME TAXES. The Company recognized no income tax expense for 1997 and 1996. The Company has net operating loss carry forwards resulting in a tax benefit to the company in 1997, of approximately $1,700,000.

Liquidity and Capital Resources

The Company's cash and cash equivalents increased by $66,471 to $80,767 from December 31, 1996 to September 30, 1997. The largest use of cash was the fulfillment of requirements in conjunction with the Philippine order, other orders from Africa, the building of inventory levels, and working capital. The Company received $1,172,000 from Royal Capital Inc. in return for equity in the company in conjunction with the reverse acquisition of Golden Beverage Corp. The Company has ended its association with Royal Capital Inc. and is actively pursuing equity investment with other investment bankers. The Company plans to raise further equity funding in the near future. This cash will be used to increase marketing budgets, provide for enhanced working capital requirements, and reduce debt. Failure to obtain sufficient funding may significantly curtail planned company growth. There can be no assurance that the Company will obtain any equity funding.

Forward Looking Statements

Statements contained or incorporated by reference in this Quarterly Report on Form 10-Q that are not based on historical fact are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as
amended. Forward-looking statements may be identified by the use of forward-looking terminology such as "may", "will", "expect", "estimate",
"anticipate", "continue", or similar terms, variations of such terms or the negative of those terms. Such forward-looking statements include risks and uncertainties, including, but not limited to: (i) the risk of inconsistent margins for similar products due to varying engineering requirements at installation sites causing difficult and unpredictable profit forecasting for individual projects; (ii) risks associated with the Company's reliance on international commitments; (iii) risks associated with high levels of marketing expenses which have an immediate negative impact on profits and may never be offset by future revenue increases as the result of such marketing expenditures;
(iv) the risks associated with time delays and extended negotiations resulting from the open bidding process required of most government agencies and international non-government organizations with which the Company conducts a substantial portion of its business; (v) the risks associated with the complexity of proper financial and trade related documentation which may delay the procurement process in connection with the bidding process of such government agencies and international non-government organizations; (vi) the risk of future unavailability or limitation on the Company's net operating loss carryforwards; (vii) risks that the Company will not be able to obtain necessary financing to satisfy planned growth; (viii) risks associated with transacting business with entities outside the United States; and (ix) the risks associated with the fluctuating currency markets in contracts which may be executed in a currency other than U.S. dollars.

Part II. OTHER INFORMATION

         Item 2. Changes in Securities and Use of Proceeds
                 -----------------------------------------

     During the quarter ended September 30, 1997, several holders of Convertible Bridge Notes (the "Notes"), which were issued by WorldWater, Inc. and assumed by the Company in connection with the reverse merger in April 1997, converted their Notes and accrued interest into Common Stock of the Company. The Company issued 412,083 shares of Common Stock upon conversion of the Notes. The Notes converted had a face amount of $170,000 plus interest of $36,041. The shares of Common stock were issued to the Noteholders pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

         Item 6. Exhibits and Reports on Form 8-K
                 --------------------------------

            (a)     Exhibits

                    27    Financial Data Schedule

            (b)     Reports on Form 8-K

                    None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereby duly authorized.


                                        WORLDWATER CORP.


Date: November 19, 1997                 By: /s/ Quentin T. Kelly
                                           -------------------------------------
                                           Quentin T. Kelly
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


Date: November 19, 1997                 By: /s/ Peter I. Ferguson
                                            ------------------------------------
                                            Peter I. Ferguson
                                            Vice-President
                                            (Principal Financial and
                                            Accounting Officer)