Form 10KSB
period 1997-12-31
WORLDWATER CORP
filed 1998-05-13
CIK 811271

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              --------------------

                                   FORM 10-KSB

                                 CURRENT REPORT

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1997

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Transition Period from_____ to _____

                         Commission File Number 0-16936

                                WORLDWATER CORP.
             (Exact name of registrant as specified in its charter)

             Nevada                                            33-0123045
  (State or other jurisdiction of                         (I.R.S. Identification
Employer corporation or organization)                            Number)

55 Route 31 South, Pennington, New Jersey               08534
(Address of principal executive offices)              (Zip Code)

Issuer's telephone number, including area code  (609) 818-0700

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock,
                                                            $.001 par value

      Check whether the issuer: (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      Issuer's revenues were $517,031 for its most recent fiscal year.

      On April 30, 1998, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $10,787,464 (computed by reference to the average bid and asked price of such stock on April 15, 1998).

      The number of shares of Common Stock outstanding as of April 30, 1998 was 19,613,572.

                                     PART I

Item 1. Description of Business

      WorldWater Corp. ("Company") was incorporated in the State of Nevada on April 3, 1985 under the name Golden Beverage Company. In April 1997, the Company completed a reverse acquisition with World Water, Inc., a Delaware corporation formed in January 1984. Pursuant to the acquisition agreement, WorldWater, Inc. shareholders were offered one share of the Company's common stock for one share of WorldWater, Inc. common stock. The Company acquired 8,141,126 shares of WorldWater, Inc. common stock (80%) in exchange for 8,141,126 shares of the Company's post-reverse split common stock. Under the terms of the Agreement, the Company's prior management resigned and was replaced by WorldWater, Inc.'s management. In June 1997, the Company changed its name to WorldWater Corp. Holders of approximately 94% of WorldWater, Inc. common stock have agreed to the stock exchange and tendered their shares. As a result, the Company and WorldWater, Inc. remain as two separate entities and WorldWater, Inc. operates as a subsidiary of WorldWater Corp. The operations of the newly combined entity are currently comprised solely of the operations of WorldWater, Inc.

      Prior to the reverse merger transaction described above, the Company was essentially a non-operating publicly held company. As of the closing date, all former assets and liabilities of Golden Beverage Company (as it was then known) were transferred to an unrelated entity. Therefore, the reverse acquisition had the effect of transferring the assets and liabilities of World Water, Inc. into the publicly held entity known as Golden Beverage. In consideration for this, the former shareholders of Golden Beverage company received 113,501 shares of the Company's common stock.

      The Company designs, develops and markets proprietary technology relating to solar water power, including solar power products and international water management consulting. The Company's primary products are cost effective power systems driven entirely by solar energy, such as proprietary water pumping and solar electric systems. The Company's primary customers are developing countries which require non-traditional means of fulfilling their energy and water needs.

      The Company has centralized its production, servicing and administration functions at its main plant located at 55 Route 31 South in Pennington, New Jersey.

Major Customers And Export Sales

      In 1997, the Republic of the Philippines ("Philippines") accounted for approximately 83% of the Company's net sales. Because of the nature of its technology and product line most of the Company's markets are outside the United States. The Philippine Government has notified the Company that it is planning to activate an ongoing series of orders by setting up a revolving fund to be managed by Winrock International ("Winrock"). The fund is to be supplemented by funds from Winrock and possibly the World Bank and/or the Asian Development Bank to give long term financing to villages and farming cooperatives to enable them to purchase renewable energy products, such as solar-irrigation and drinking water pumps, village electrification, individual housing electrification, solar lanterns etc. The Company will be the primary contractor, with indications by the Philippine Government and Winrock that orders should continue for several years because there are many thousands of villages and farming co-ops without water and/or power. At this point, the Company can provide no assurance that the above-described fund will be in place or that it will generate significant business for the Company.

      In December, 1997, the Company installed AquaSafe(TM) systems in South Africa (a village in the Eastern Cape Province, with formal installation attended by the Premier, his cabinet and 600 guests); Angola (water and electricity for a medical clinic); Namibia and Ecuador. In February/March, 1998, the Company installed such systems in Mozambique (for the Anglican Church), Uganda (President Museveni's cattle ranch) and Tanzania (for the Ministry of Water). Also in early 1998, shipments and installations are planned for Malawi (see below), Cape Verde (UNICEF) and India. The Company has a 6-year contract with the government of the Republic of Mozambique whereby the Company will serve as the government's Master Water Consultant.

Products

AquaSafe

      The Company's photovoltaic solar water pumping systems deliver from 2,400 to 60,000 gallons of water daily for drinking or irrigation purposes. The volume generated depends on a range of factors such as the depth of the water, number of solar panels used, pump size, amount of solar radiation, season of the year and the daily hours of sunlight. The principal markets for such systems are located in the developing world where an estimated two billion people live without adequate water supplies for personal consumption, sanitation, and agriculture.

AquaTester

      The Company is developing a water test kit which can detect e-coli and coliform bacteria in drinking water. This kit is ideal for remote locations because it can be powered by solar power, car batteries and the electric grid. The markets for this product are for use by non-governmental organizations ("NGO"), military and government organizations working in remote locations.

SolPower

      The Company's solar powered electricity systems are used to generate electricity for lighting, TV, radio and a host of other uses. The major purpose is to offer electric power to locations which are off the electric grid such as a village hall or school in a remote location.

The key market for this power system is in developing countries where those living outside major cities are not connected to the electrical grid system.

Marketing

      The Company's products are marketed domestically and internationally. Foreign sales account for virtually 100% of total revenues in 1996 and 1997. The Company now has its proprietary solar pumping and solar electrical systems operating in the Philippines, South Africa, Angola, Namibia, Mozambique, Uganda, Tanzania, Malawi, Egypt and Ecuador.

Market Size

      Over the last 15 years the photovoltaic ("PV") industry has grown in revenues from $2 million to over $1 billion. Advances in PV technology and corresponding reduction in costs continue to fuel the increasing demand for PV power. The greatest potential for PV technology is in developing countries where roughly two billion people lack electricity. Applications range from remote pumping, irrigation, telecommunications and lighting, to village size power production. Worldwide PV module shipments continues at an accelerating rate. Global shipments of PV modules reached 89.6 megawatts ("MW") in 1996 with as much as 120 MW estimated to have been shipped in 1997. Researchers at Arizona State University East have estimated the potential market for PV electrical power and pump systems among the emerging nations at $2 to $3 billion.

      The Company is presently creating a network of representatives, distributors, licensees and joint ventures in the most significant world markets. The Company has initiated discussion with potential Philippine partners to set up a joint venture, WorldWater-Philippines, to manufacture and market solar modules and AquaSafe(TM) systems in the Philippines and, as the market develops, for export to other Southeast Asian nations. Another production center is being discussed with the Company's exclusive distributor in Egypt to serve markets in the Middle East and Islamic countries in North Africa. The Company is also considering establishing a joint venture to produce its solar products in the Eastern Cape of South Africa for Southern African countries.

Marketing Strategies

      The Company is marketing the AquaSafe(TM) pumping system and its other water/solar products worldwide to both institutional public and private markets. The institutional public and private sectors, including governments, contribute literally billions of dollars in emerging nations to water and small power projects which fall within the scope of the Company's business. These sectors represent the largest potential markets for the Company's products in the near future. In addition to governments, the public institutions consist primarily of national and international organizations that assist developing countries, most of which are in tropical zones and have a dramatic, recognized need for water in areas without available and economical electric power supplies. Such organizations include: Government Water, Energy and Agricultural Ministries, multilateral international assistance agencies, such as the World Bank, UNICEF, the United Nations Development Programme (UNDP), the World Health Organization
(WHO) and the Food and Agricultural Organization (FAO), and regional banks, such as the African Development Bank, the Inter-American Development Bank and the Asian Development Bank, and bilateral development agencies in the aid-giving nations (e.g. U.S. Agency for International Development (USAID), Canadian International Development Agency (CIDA) and Swedish International Development Agency (SIDA)) as well as smaller agencies in the developing nations, and quasi-public (non-profit, private) NGOs, such as CARE (USA, Canada etc.), Save the Children, World Vision, Food for the Hungry, Doctors Without Borders etc. and various religious organizations (e.g. Christian and Islamic groups) and service clubs (Rotary, Lions etc.) which contribute substantially to aid efforts.

      All of the above agencies and organizations work with and assist emerging nation governments which wish to purchase the Company's products. International bureaucracies and NGO's can be slow to approve a new product. The Company, however, has already achieved a high initial visibility and interest. The advantages of dealing with these organizations are that: the development agencies/NGOs serve many different countries that combine a desperate need for low cost water pumping with a good availability of solar energy, acceptance by one development agency promotes acceptance by the others, thus greatly reducing the length of the business development cycle, acceptance by recognized experts in the international community gives the Company an implied endorsement that helps in private marketing, and the international development agencies/NGO's have substantial available monies for water supply systems and pay dependably.

      Marketing to the public sector is being done principally through Company personnel, consultants and sales representatives, as well as through information articles in relevant international newsletters and magazines (such as solar journals, UNICEF's WATERfront, USAID and World Bank publications), participation in international trade shows and conferences, targeted mailings, and journal advertising. These methods are used to contact government agencies in developing countries that have a program to purchase the pumps and the international assistance agencies that fund these programs. Quentin Kelly, the Company's president, and the Company's marketing executives and consultants have extensive contacts with government officials in many countries that are potential customers and with the highest executive levels in many key international assistance agencies. For example, Mr. Kelly has demonstrated the AquaSafe(TM) pump to President Ramos of the Philippines, President Chissano of Mozambique and senior government officials in other countries, with resultant orders and/or strong indications of future orders. For example, President Ramos authorized the initial order of 25 systems sold to the Philippines in 1997 after viewing a demonstration in a Philippine rice field. Those systems have now been installed, and a revolving fund for additional orders is being prepared by the Philippine Government.

Research and Development

      Research and Development ("R&D") expenditures were approximately $241,209 and $681,974 in 1997 and 1996, respectively, reflecting the fact that the Company was in a largely R&D mode until late 1996. In addition to its present pumps which have delivery capacities between 5 and 250 gallons per minute, the Company has additional water and solar products in various stages of research and development.

      For example, the Company is developing a water diagnostics kit called the AquaTester(TM) which can determine if water is contaminated by placing a small quantity in the AquaTester(TM) incubator, which can be operated by solar power in the field or by other electrical input. After 24 hours, the user can tell if the water is polluted by viewing certain color changes. The Company is working in collaboration with IDEXX Laboratories of Maine, which produce the chemical reagents used in the AquaTester(TM) process.

      The Company is also exploring the possibilities of combining its AquaSafe(TM)and AquaTester(TM)systems with various water purification units in those areas where clean water is otherwise difficult to find. The Company is also researching theft-prevention technology for its solar systems (automatic control shut-offs). In general, the Company recognizes the dynamic status of its markets and product applications and the continuing need to develop new and improved systems to keep ahead of present and future competition.

Manufacturing

      Sub-contractors currently manufacture parts for the AquaSafe(TM) systems in the United States. The Company will continue to source materials worldwide, based on quality and cost considerations.

      In the future, when justified by marketing and production requirements, the Company intends to locate AquaSafe(TM) and other product assembly sites overseas. Joint venture discussions include proposed production in the
Philippines and South Africa (a solar panel manufacturing facility for production and sales of solar modules throughout southern Africa), Egypt and India. Such projects will leverage the Company's ability to obtain local permits, finance production and better market its products in many of the world's largest and most promising potential markets. Other prospective joint venture partners are seeking technical assistance from the Company for developing local manufacturing capability, particularly to produce the solar panels, with the Company shipping the proprietary electronics. Finally, New Jersey state and county development agencies work with the Company by granting a revolving export line of credit.

Patents

      The Company's president and CEO, Quentin T. Kelly, together with Steve Slaby, the late David Harrje and Tony Poli of Princeton University and three other co-inventors, was issued U.S. Patent 5,163,821 on November 17, 1992 covering the solar collection, heat exchange and power module of a solar pump system. They have all assigned this patent to the Company. The Company is preparing additional patents and continuations-in-part and may also seek and file for protections of its patents in certain key countries outside the United States. At this time, the Company has not made any such filings outside the United States.

      The Company's proprietary technology is a solar powered pumping system (AquaSafe(TM)) comprising a PV solar array which generates DC current and voltage; a variable speed motor drive connected to the array (AquaDrive(TM)); a three-phase AC motor connected to the motor drive; a pump connected to the motor. The motor drive includes a maximum power tracking circuit which controls motor speed in alignment with the maximum power produced by the PV array. The Company can provide no assurance that a competitor will not develop and market a solar powered pump system which may complete effectively with the Company's products, notwithstanding the patent.

Source and Availability of Raw Materials

      The Company's solar modules are composed of silicon and like substances which have risen in price recently for several reasons. Firstly, silicon is a by-product of the computer industry and higher quality control has meant higher quality computer silicon chips, thus reducing the quantity of impure silicon which is recycled for use in solar panels. Secondly, the overall market for solar modules has grown consistently thus putting pressure on supply and driving up prices from $3.85 per watt to $4.14 per watt in 1997 (the first increase in recent years, totaling 8%). Prices may stabilize as new solar panel production capacity is being added and scheduled to come on-stream later in 1998 and 1999. The chief suppliers of solar modules to the Company are BP Solar, Evergreen and Solarex, all based in the United States.

Competition

      The Company's products compete with both conventional and solar technologies that bring power to remote areas. The main competitive technologies are diesel or gasoline generators and grid extension which is very expensive. The Company's proprietary technology permits the use of "off-the-shelf" AC pumps opening a whole range of previously unavailable options for solar power. These AC pumps are widely available allowing replacement pumps and parts to be supplied on a local basis. Other forms of solar powered PV pumping currently available are either less reliable or more costly.

      The principal competitive factors affecting the Company's products are the up front cost of a solar pump system compared to a less expensive diesel option. However studies by GTZ (West German counterpart of US Aid) indicated that PV had a simple payback period of 18 months for remote power applications. Electricity costs per kilowatt hour for PV systems at $0.50-$1.00 compare favorably with diesel at $1.00-$3.00.

      The Company believes that it has a strong lead in the markets it has developed. In many regions of the world competitive products are not available. In those markets where competition exists, the most commonly encountered competitor is Grundfos A/S of Denmark, a manufacturer of a large range of water pumps including a solar pump line, which is sold through an established distribution system worldwide. However their product line tends to be 10%-20% more expensive than the Company's and a Grundfos specialty motor is required to run the Grundfos system. WorldWater Corp. systems can operate with a broad line of motors.

      The Company believes Grundfos to be its strongest competitor. Grundfos is better established and far stronger financially than is the Company. There can be no assurance that, in the event the markets developed by the Company prove to be lucrative, other, better established players will not enter the arena.

Subsidiaries

      The Company's sole subsidiary is WorldWater, Inc., of which the Company owns approximately 94% of the issued and outstanding capital stock.

Government Regulations

      Compliance with federal, state, and local provisions regarding the production and discharge of materials into the environment is expected to have no effect on capital expenditures, earnings and competitive position.

Employees

      As of April 15, 1998, the Company employed 10 people on a full-time basis. The Company also hires consultants on an as-needed basis and has informal arrangements with two water consulting companies. The Company is developing a worldwide capability for installing and maintaining its line of products. In some cases this involves additional consulting contracts to evaluate local water usage requirements, find the needed water sources, drill the necessary wells and supply the desired water storage facilities. It may also involve training a local installation and servicing team and supplying assistance on an as-requested basis. The Company works closely with the hydrogeological firm of Vincent Uhl and Associates in preparing and providing many of these additional services in developing countries such as Mozambique, and with Morehouse Engineering, specialists in water distribution and wastewater treatment.

Item 2. Description of Property

      The Company's executive office, manufacturing facility and research and development facility are housed in a 12,000 square foot site in Pennington, New Jersey. This facility is leased under an operating lease expiring in June 14, 2002. The Company also uses a second facility in Hopewell, New Jersey for conferences, meetings and demonstrations of its products. This facility is leased from the Company's president on a month-to-month basis.

Item 3. Legal Proceedings

      The Company entered into a settlement agreement on December 30, 1997 with Royal Capital Incorporated ("Royal") resolving claims of breach of certain stock purchase agreement between the Company and Royal dated August 28, 1996. Under the Purchase Agreement, Royal rendered investment banking, financial and other advisory services to the Company in exchange for securities and cash consulting fees. Under the Settlement Agreement: 1) the Company and Royal agreed to mutually terminate their contractual relationship; 2) the Company agreed to issue and deliver certain shares of the Company's common stock to Global Portfolios PTY Ltd., all in accordance with preexisting subscriptions; 3) the Company agreed to issue certain warrants to Global Portfolios PTY Ltd. and Schurch Asset Management GmbH, all in accordance with preexisting contractual commitments; 4) Royal agreed to deliver to the Company 50,000 shares of the common stock of Proformix Systems, Inc., a public company; 5) the Company agreed to issue and deliver, pursuant to a preexisting subscription agreement, 125,000 shares of the Company's common stock, to Sage Capital Investments Limited; and
6) the Company and Royal agreed to exchange full mutual releases. In addition to the foregoing, the Company and Royal agreed to certain indemnification provisions.

      On or about August 12, 1997, the Company received a letter from the special counsel to the bankruptcy trustee in the Chapter 11 bankruptcy proceedings of Richard F. Clowes ("Clowes"), Case No. 94B43278 (PBA), pending in the U.S. Bankruptcy Court for the Southern District of New York. The trustee's counsel asserted claims under a certain Loan & Settlement Agreement. This matter was preliminarily settled with the trustee in November, 1997. The settlement called for the payment of $90,000 in cash and the conversion of $135,000 in debt and $78,775 in accrued interest into 431,250 shares of the Company's common stock. The Bankruptcy Court affirmed this settlement on March 30, 1998.

      The Company has received correspondence from the estate of one of its creditors who asserts that the Company owes this entity the amount of debt included in Note 9 to the Financial Statements, plus accrued interest since the date of the note (1984). The Company believes that the terms of the note clearly indicate that it is a non interest bearing note.

Item 4. Submission of Matters to a Vote of Security Holders

      None

                                     PART ll

Item 5. Market for Common Equity and Related Stockholder Matters

      The Company's common stock is traded on the NASDAQ Electronic Bulletin Board and is listed on the National Association of Securities Dealers Automated Quotation System (NASDAQ) under the stock symbol "WWAT". The following sets forth the high and low bid prices of the Company's common stock since the Company's acquisition of WorldWater, Inc. in April 1997.

For the year ended December 31, 1997

                                                HIGH               LOW

First Quarter .............................     N/A*               N/A
Second Quarter ............................     $1.875             $0.625
Third Quarter .............................     $0.75              $0.25
Fourth Quarter ............................     $0.54              $0.15625

-----------
      * The Company's stock prices prior to April 1997 do not reflect the Company's business activities and as such, are not listed here.

      As of May 1, 1998, there were approximately 725 shareholders of record for the Company's common stock. The number of record holders does not include holders whose securities are held in street name.

      The Company has not declared or paid, nor has it any present intention to pay any cash dividends on its common stock in the foreseeable future.

Recent Sales of Unregistered Securities

          SALES OF RESTRICTED SECURITIES DURING THE FOURTH QUARTER 1997

1. Settlement

      A total of 548,066 shares were issued to Global Portfolios Pty Ltd. Of Victoria, Australia, as part of the settlement of the Royal Capital contract termination. These were the balance of the shares due from the equity investment in the Company.

2.  Equity Investment

      Global Portfolios Pty Ltd. invested $50,000 in the company by purchasing 125,000 shares at $0.40 each. Two smaller investors (S. Morehouse and T. Carroll) also invested $5,000 each and purchased 16,666 shares at $0.30 each. Schurch Asset Management of St. Gallen, Switzerland invested $75,000 as the initial part of a $410,000 investment. This investment consisted of the purchase of 187,500 shares at $0.40 each.

3. Conversion to shares

      Two trusts holding loan debentures totaling $55,000 converted their principal and interest receivable into 121,942 shares.

4. Bankruptcy

      200,000 shares were issued to Alan Nisselson, Trustee of the Clowes/Hecht estate as part of a deal in which a $225,000 debenture will be purchased for $90,000 (plus 200,000 WorldWater Corp. shares) by Ueli Schurch. He will convert the loan into 631,250 shares (and receive the balance of 431,250 less the 200,000).

5. Penalty

      50,000 shares were issued to Sagax Fund as penalty for late payment on a $50,000 loan.

6. Services

      1,000 shares were issued to Scott Barbera for services rendered when he had been an employee.

Item 6. Management's Discussion and Analysis and Results of Operations.

Background

      The Company designs, develops and markets proprietary technology relating to solar water power, including solar power products and international water management consulting. The Company's primary products are cost effective power systems driven entirely by solar energy, such as proprietary water pumping and solar electric systems. The Company's primary customers are developing countries which require non-traditional means of fulfilling their energy and water needs.

Results of Operations

Year Ended December 31, 1997 ("Fiscal 1997)
Compared to December 31, 1996 ("Fiscal 1996)

      The net sales increase to $517,031 from $13,988 in 1996 was primarily due to the opportunity, late in 1996, to market the Company's new product line, and the sale of product totalling $427,500 to the Philippine government. Although several solar powered electric systems were sold in 1997, the majority of revenue was generated by the sale of solar powered drinking water or irrigation pump systems.

      Cost of sales for the 1997 year was $478,027, or 92% of sales, which reflects the fixed overhead required to sell into an international market, while retaining experienced solar industry engineers and marketers. Comparative figures for 1996, which do not reflect a full year of sales activity are not a good indicator of typical sales costs.

      Marketing, General and Administrative expenses were $1,023,715 or 198% of sales. This compares to a 1996 figure of $371,911, an increase of 175%. This increase is largely explained by a reallocation of resources from Research and Development to Marketing. During 1997 the Company also incurred expenses when it centralized its production and administrative functions in its Pennington plant, and hired a new General Manager/Financial Officer.

         Research and Development expenses were $241,209 in 1997 compared to $681,974 in 1996, a decrease of 65%, which reflects the move to a marketing stance late in 1996 and throughout 1997.

      The net loss of $1,725,996 reflects a one-time charge of $334,336 for penalty shares issued on debt which was past its maturity date. The company paid no tax in 1996 or 1997, and ended 1997 with net operating loss carryforwards totalling $6,283,886.

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The going concern basis contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time.

      Management is working with current debt holders seeking the conversion of their debt into shares of common stock. To help raise additional capital, the Company retained the investment banking firm Dominick and Dominick, Inc. to act as a financial advisor. Dominick and Dominick, Inc. is seeking private and institutional investors to fund Company sales efforts (see Financial Note 20).

      In addition, management is continuing to market their products to developing countries. However, there can be no assurances that the Company will be successful in these efforts. The consolidated financial statements do not include any adjustments that might result from the outcome of this going concerning uncertainty.

Liquidity and Capital Resources

      Net cash provided by all activities in fiscal year 1997 was $48,342 versus $7,722 in 1996. The net cash used in operating activities during 1997 was $746,576 compared to $940,063 in 1996. The net loss figure of $1,725,996 was the primary reason for the consumption of cash used in operating activities. A charge of $867,029 reflects the cost of Common Stock issued to consultants for services related to the acquisition of WorldWater, Inc. in April 1997, and the issuance of shares to creditors for violations of debt repayment schedules. Inventory levels declined due to strict control and accrued interest charges decreased as debt was converted. The accounts receivable increase of $60,059 reflects a higher level of sales activity by the Company in its first full year of market-led operations.

      The Company's auditors have indicated that there is a substantial doubt about its ability to continue as a going concern. The Company has taken action to respond to this issue, including (i) working with current debt holders seeking conversion of their debt into shares of common stock; and (ii) retaining the investment banking firm, Dominick & Dominick, Inc. to act as a financial advisor. Dominick & Dominick, Inc. is seeking private and institutional investors to fund the Company's sales efforts. In addition, the Company is continuing to market its products to developing companies.

      Cash consumed by investing activities in 1997 was $75,929 compared to $15,532 in 1996. The increase was primarily related to a performance deposit on the Philippine Government sale. Cash generated by financing activities in 1997 was $870,847 compared to $963,317 in 1996. This reflects an increase in equity participation offset by a decrease in debt used to fund Company operations.

      Subsequent to December 31, 1997, the Company converted, with the consent of its note holders, an additional $901,000 of long-term debt and $246,540 of accrued interest into 2,455,024 shares of common stock. This conversion reduces balance sheet debt to $1,120,650 by the end of the first quarter of 1998.

      On January 22, 1998, the Company signed an investment banking agreement with Dominick and Dominick, Inc. The agreement calls for Dominick and Dominick, Inc. to act as a financial advisor to the Company in matters such as financing, joint ventures, mergers, etc. (See Note 20). Potential investment groups are now being contacted in the United States and Europe by Dominick & Dominick on behalf of the Company and the Company expects to raise $3 - $5 million from private investors and funds.

      The Company is also encouraging its warrant holders to exercise their warrants at this time, which would provide an efficient and inexpensive means of raising capital. In order to obtain the stated 1998 $5 million revenue goal, the Company needs to continue to ramp up its marketing efforts, which is the primary purpose of the prospective capital raising referenced above. However, there can be no assurances that the Company will be successful in these efforts.

Item 7. Financial Statements

      The financial statements of the Company, including the notes thereto, together with the report of the independent certified public accountant thereon, are presented beginning at page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      Not Applicable.

                                                     PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

      The names and ages of all directors and executive officers of the Company are as follows:

Name                            Age     Position
----                            ---     --------
Quentin T. Kelly                63      President, CEO and Chairman of the Board
                                          of Directors
Thomas Leyden                   42      Vice-President, Marketing
Peter I. Ferguson               54      Vice-President
Brian McInerney                 41      Financial Officer
Joseph Cygler                   62      Secretary and Director
Ueli Schurch                    36      Director
Dr. Russell L. Sturzebecker     81      Director
Dr. Martin G. Beyer             66      Director

      There are no family relationships among the Company's officers and directors.

      Quentin T. Kelly founded the Company in 1984 and has been Chairman and President since then. Mr. Kelly was previously Director of Information Services and Assistant to the President of Westinghouse Electric Corporation from 1965 to 1971 and subsequently became President of Kelly-Jordan Enterprises, Inc., a publicly-held leisure products company from 1971 to 1975, and then President of Pressurized Products, Inc., manufacturers and international marketers of specialized water systems and products, from 1976 to 1984. Mr. Kelly is an alumnus of Kenyon College. He has many years' experience in international business relating to water and power needs in the developing world. He has worked on water supply and solar power projects with governments and several of the international assistance agencies (USAID, UNDP and UNICEF), particularly in the Philippines, Lebanon, Sudan, North Africa and Sub-Saharan Africa and India.

      Dr. Anand Rangarajan joined WorldWater as Vice President and General Manager in April 1998. Having started his career at MIT Lincoln Laboratory, he has 20 years experience in all aspects of the solar electric business and has pioneered the development of several proprietary systems, products and markets. He was co-founder and executive Vice President of TriSolarCorp, Bedford, Massachusetts which was sold to Chronar Corporation, Princeton, New Jersey. There, as Vice President of Standard Products, he established a new business unit commercialize a variety of solar electric pumping and lighting products. In this connection he was responsible for setting up sales and distribution networks in the US and overseas. He was also responsible for starting a new company, named Thermolyte, for ThermoPower Corporation, a subsidiary of ThermoElectron Corporation of Waltham, Massachusetts. Thermolyte now markets hand held consumer lighting products, which use a small canister of propane instead of batteries. Dr. Rangarajan has extensive experience in international markets; his products and systems have been installed in over twenty countries. He has a Ph.D. from the University of Wisconsin. He also holds patents in solar energy and other areas. He has published several technical papers and has been an invited speaker at national and international conferences.

      Joseph Cygler has been the Secretary of the Company since January 1984, a Director of the Company since 1993, and a former Vice President of Marketing and Executive Vice-President. He has been Chief Executive Officer of the CE&O Group, an organization assisting companies in operations management, since 1986. Previously he was an executive at Kepner-Tregoe, Inc., an international business consulting firm, from 1976 to 1986, an executive with Honeywell Information Systems from 1964 to 1976, and a marketing representative with International Business Machines from 1961 to 1964. Mr. Cygler has a BS in Engineering from the U.S. Military Academy at West Point.

      Thomas Leyden has been Vice President of Marketing for the Company since October, 1996. He has 16 years experience in the solar and renewable energy industry. He has been president of a U.S. solar thermal company and a Canadian spring water bottling company. Before joining the Company, he was an executive with a photovoltaic manufacturing and marketing company which conducted business in the United States, Europe and Asia. Mr. Leyden was the founding president of the Maryland-DC Solar Energy Industry Association and represents the Company in the national SEIA. He is a graduate of Princeton University.

      Peter I. Ferguson was appointed Vice President of Administration in 1989. He previously served as a vice president and general management executive and accountant for RCA Corporation, Crompton & Knowles, Inc. and Sterling Drug Co. He graduated from Rutgers University.

      Brian McInerney has been Financial Officer since July, 1997. Prior thereto he was a Senior Bank Official with Allied Irish Banks of Ireland and Product Manager of Perrier and Pepsi Cola in Ireland as well as Manager of environmental activities with EnSys, Inc. and Manager with the American Institute of Chemical Engineers in the United States. He holds undergraduate and graduate degrees in Business, Finance and Marketing from University College Dublin in Ireland.

      Ueli Schurch was appointed a Director of the Company in 1997. He is President of Schurch Asset Management GmbH based in St. Gallen, Switzerland, principal investors in the Company. He is a former banker for one of Switzerland's largest banks based in Zurich.

      Dr. Russell L. Sturzebecker was appointed a Director of the Company in 1997 and serves as Consultant - International Health. He is a retired Director of Health and Education of West Chester University (Pennsylvania). He is an author and publisher of histories of World War II-

Pacific Theater and of the Olympic Games. He is a retired Colonel, US Air Force, who accompanied General Douglas MacArthur's troops in the invasion of the Philippines and is a close associate of President Fidel V. Ramos of the Philippines.

      Dr. Martin G. Beyer was appointed a Director of the Company in 1993 and serves Consultant - International Marketing. He was Secretary-General of the Global Consultation on Water and Sanitation, sponsored by the United Nations Development Programme and the World Bank, held in New Delhi, India in 1990 and attended by over 600 delegates from 115 countries. Previously, Dr. Beyer was Senior Advisor for Water Supply and Sanitation for UNICEF, Chairman of the United Nations Intersecretariat Group for Water Resources, Chairman of the Advisory Panel to the UNDP/World Bank global project for testing and developing of hand pumps, and Deputy Regional Director for UNICEF in the Americas. Dr. Beyer has a Ph.D. degree in Economic Geology from the University of Stockholm and speaks ten languages, including French, Spanish, German, Italian and Portuguese. He resides in Princeton, New Jersey. He became a Director in 1995.

      Based solely upon a review of Forms 3, 4 and 5 furnished to the Company during its most recent fiscal year, the Company believes that there were no
Section 16(a) reports filed untimely during the Company's year ended December 31, 1997.

Item 10. Executive Compensation

      The Company's Summary Compensation Table for the years ended December 31, 1997, 1996 and 1995 is provided herein. There are no Option/SAR Grants, Aggregated Option/SAR Exercises or Fiscal Year-End Option/SAR Value Table for the years ended December 31, 1997, 1996 and 1995. There are no long-term incentive plan ("LTIP") awards, or stock option or stock appreciation rights except as discussed below.

                                               Securities Underlying
Name                       Year     Salary       Other Options (#)
----                       ----     ------     ---------------------

Quentin T. Kelly,          1997    $42,000            --
 President and CEO         1996    $42,000          37,975
                           1995    $42,000            --

      Quentin T. Kelly has entered into an employment agreement dated March 1, 1995 pursuant to which he received an annual salary of $42,000 from 1995-1997. However Mr. Kelly did not receive his full salary during the years 1994 -1997 and has accrued salary payments of $64,750 outstanding as of December 31, 1997. He did not receive any other compensation or stock options during the years 1995 or 1997, but did receive Incentive Stock Options totaling 37,975 shares for deferred salary in 1996. No company executive earned a salary plus bonus in excess of $100,000.

      Year End Option Table. The following table sets forth certain information regarding the stock options held as of December 31, 1997 by the individuals named in the above Summary Compensation Table.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUE

                                                            Securities Underlying             Value of Unexercised
                                                            Unexercised Options at            In-the-Money-Options
                                                              Fiscal Year End(#)             at Fiscal Year End ($)
                        Shares Acquired     Value         ---------------------------     ---------------------------
  Name                  on Exercise (#)   Realized ($)    Exercisable   Unexercisable     Exercisable   Unexercisable
------                  ---------------   ------------    -----------   -------------     -----------   -------------
Quentin T. Kelly             --              --           37,975(1)         0               $6,456           --

(1)  Computed based on a common stock price of $.57 as of December 31, 1997.

------------

Compensation of Directors

      The Company currently pays no outside directors' fees.

Stock Option Plan

      Incentive Stock Option Plans and Stock Option Plans

      During the year ended December 31, 1995, WorldWater, Inc., the Company's subsidiary, adopted an Executive Stock Option Plan "to provide a competitive means by which the company may seek, acquire and retain highly qualified persons as officers, employees, directors and consultants." Shares granted under this plan shall not exceed 850,000 shares with a term of the option not greater than 7 years from the date granted. No options have been issued to date under this plan.

      During the year ended December 31, 1996, WorldWater, Inc. awarded shares of its common stock directly to employees. However, to comply with IRS regulations and the Company's new capital structure stock options issued to employees in 1996 were replaced by Company Incentive Stock Options ("ISO") in 1997. During the year ended December 31, 1996, WorldWater, Inc. created new categories for ISOs. Employees who had qualified for common stock shares as part of their current of future compensation qualified under this plan. A total of 29,700 Company common stock share options were issued to replace options earned in 1996. A total of 86,300 Company stock options were granted under this category during the year of ended December 31, 1997.

      An additional 123,025 common stock options were also issued to employees in compensation for deferred loan repayments or deferred salaries at a ratio of
0.70 percent of one ISO to each $1 deferred for the year December 31, 1996. Also, a further stock option category was created for Company directors, investors and consultants having outstanding matured loans to the Company. Relating to this, stock options totaling 83,175 were granted during the year ended December 31, 1996. (See Note 6 in the Financial Section for a summary of stock option activity).

Item 11. Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth, as of April 15, 1998, the record and beneficial ownership of Common Stock of the Company by each officer and director, all officers and directors as a group, and each person known to the Company to own beneficially or of record five percent or more of the outstanding shares of the Company:

                                    Shares
Officers, Directors and             Beneficially             Percent of Shares
Principal Stockholders              Owned                  Beneficially Owned(1)
----------------------              -----                  ---------------------
Quentin T. Kelly                    2,500,000                    12.8%
Joseph Cygler                       250,000                      1.3%
Peter Ferguson                      162,000                      **
Dr. Martin Beyer                    43,000                       **
Dr. Russell Sturzebecker            36,141                       **
Ueli Schurch(2)                     748,750                      3.8%
Thomas Leyden                       50,700                       **
Brian McInerney                     17,000                       **

All directors,                      3,807,091                    19.4%
executive officers
as a group (8 persons)

-----------
**  Less than 1%

(1) For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares of Common Stock which such person has the right to acquire within 60 days of April 15, 1998. For purposes of computing the percentage of outstanding shares of Common Stock held by each person or group of persons named above, any security which such person or persons has or have the right to acquire within such date is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the Company believes based on information supplied by such persons, that the persons named in this table have sole voting and investment power with respect to all shares of Common Stock which they beneficially own.

(2) Ueli Schurch may be deemed to be a beneficial owner of 222,000 shares of the Company's common stock held by Schurch Asset Management GmbH. In addition, Schurch Asset Management GmbH has subscribed for the purchase of an additional 187,500 Mr. Schurch has also purchased a convertible debenture from a bankruptcy estate (see "Sales of Restricted Securities During the Fourth Quarter") and intends to convert the loan which will result in the issuance of 431,250 additional shares to him. The figure shown above assumes the issuance of all shares described herein.

Item 12. Certain Relationships and Related Transactions

      Included in notes payable and long-term debt at December 31, 1997 and 1996, are amounts payable to employees, directors and their immediate relatives as follows:

                                                 1997           1996
                                               --------       --------
          Directors                            $375,250       $430,250
          Employees                              46,000         32,000
          Immediate relatives                    12,000         17,000
                                               --------       --------
                   Total                       $433,250       $479,250
                                               ========       ========

      The Company occupied space in 1997 and 1996 that is owned by its President and leased this space on a month to month basis. The amount paid to the President amounted to $30,000 in 1997 and $30,000 in 1996.

                                     PART IV

Item 13. Exhibits List and Reports on Form 8-K

      The Company did not file any Current Reports on Form 8-K during the fourth quarter of 1997.

      Exhibits to be filed by amendment.

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            WorldWater Corp.
                                            (Registrant)

Date: May 11, 1998                          By: /s/ Quentin T. Kelly
                                                --------------------------------
                                                    Quentin T. Kelly

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                    Title                                  Date
---------                    -----                                  ----

/s/ Quentin T. Kelly         President/Chief Executive              May 11, 1998
--------------------------    Officer/Chairman of the Board
Quentin T. Kelly              (Principal Executive Officer)

/s/ Brian McInerney          Financial Officer (Principal           May 11, 1998
---------------------------    Financial Officer)
Brian McInerney

/s/ Joseph Cygler            Secretary/Director                     May 11, 1998
---------------------------
Joseph Cygler

/s/ Martin Beyer             Director                               May 11, 1998
---------------------------
Martin Beyer

/s/ Russell Sturzebecker     Director                               May 11, 1998
---------------------------
Russell Sturzebecker

/s/ Ueli Schurch             Director                               May 11, 1998
---------------------------
Ueli Schurch

                         WORLDWATER CORP. AND SUBSIDIARY
                  CONTENTS TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997



                                                                       Page
                                                                       ----
Independent  Auditors' Report                                           F-2

Consolidated Balance Sheets
December 31, 1997 and 1996                                              F-3

Consolidated Statements of Operations
For the Years Ended December 31, 1997 and 1996                          F-4

Consolidated Statements of Stockholders' Deficiency
For the Years Ended December 31, 1997 and 1996                          F-5

Consolidated Statements of Cash Flows
For the Years Ended December 31, 1997 and 1996                          F-6

Notes to Consolidated Financial Statements                          F-7 - F-23

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders,
WorldWater Corp.:

We have audited the accompanying consolidated balance sheets of WorldWater Corp. and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WorldWater Corp. and subsidiary as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company's working capital deficit, stockholders' deficiency and lack of adequate sales growth or development raises substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters and future operations are described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Withum, Smith & Brown
Princeton, New Jersey
March 13, 1998, except for the second paragraph of
Note 17 as to which the date is
March 30, 1998

                        WORLDWATER CORP. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996

       ASSETS                                            1997          1996
                                                         ----          ----

Current Assets:
   Cash                                              $    61,160    $    12,818
   Accounts receivable, net of allowance for
     doubtful accounts of $-0- in 1997 and 1996           60,529            470
   Marketable securities available for sale              162,500           --
   Inventory                                              83,858        102,998
   Prepaid expenses                                        2,627           --
                                                     -----------    -----------

       Total Current Assets                              370,674        116,286

Property and Equipment, Net                               47,875         44,503
Short-Term Investment - Restricted                        43,973           --
Deposits                                                   8,384            384
                                                     -----------    -----------
       TOTAL ASSETS                                  $   470,906    $   161,173
                                                     ===========    ===========

       LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
   Accounts payable and accrued expenses             $   368,424    $   377,974
   Accrued interest                                      498,136        473,378
   Accrued salaries                                      169,250        145,250
   Notes payable                                         179,181        140,984
   Current maturities of long-term debt                2,021,650      1,752,000
                                                     -----------    -----------
       Total Current Liabilities                       3,236,641      2,889,586

Long-Term Debt, Net of Current Maturities                   --          550,000
                                                     -----------    -----------

       TOTAL LIABILITIES                               3,236,641      3,439,586

Stockholders' Deficiency:
   Common stock, $.001 par value;
      authorized 20,000,000
      shares at December 31,
      1997 and 1996; issued and
      outstanding 15,288,502 shares
      at December 31, 1997 and
      9,565,408 shares at
      December 31, 1996                                   15,289          9,566
   Additional paid-in capital                          4,229,884      1,996,933
   Accumulated deficit                                (7,010,908)    (5,284,912)
                                                     -----------    -----------
       Total Stockholders' Deficiency                 (2,765,735)    (3,278,413)
                                                     -----------    -----------

       TOTAL LIABILITIES AND STOCKHOLDERS'
          DEFICIENCY                                 $   470,906    $   161,173
                                                     ===========    ===========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                        WORLDWATER CORP. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                     1997              1996
                                                     ----              ----

Sales                                           $    517,031       $     13,988

Cost of Goods Sold                                   478,027              4,346
                                                ------------       ------------

Gross Profit                                          39,004              9,642

Research and Development
   Expenses                                          241,209            681,974
Marketing, General and
   Administrative Expenses                         1,023,715            371,911
                                                ------------       ------------
       Total Expenses                              1,264,924          1,053,885
                                                ------------       ------------

Loss from Operations                              (1,225,920)        (1,044,243)

Other Expense (Income):
   Debt term violations expense                      334,336               --
   Interest expense                                  166,966            203,469
   Interest income                                    (1,226)              --
                                                ------------       ------------
      Total Other Expense
        (Income), Net                                500,076            203,469
                                                ------------       ------------

Net Loss Applicable to
   Common Shareholders                          $ (1,725,996)      $ (1,247,712)
                                                ============       ============

Net Loss Applicable Per
   Common Share:

             Basic                              $      (0.13)      $      (0.15)
                                                ============       ============

             Diluted                            $      (0.13)      $      (0.15)
                                                ============       ============

Shares Used in Per Share
   Calculation:

             Basic                                13,164,859          8,484,048
                                                ============       ============

             Diluted                              13,164,859          8,484,048
                                                ============       ============

The Notes to Consolidated Financial Statements are an integral part of these statements.

                        WORLDWATER CORP. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                  Common Stock                Additional
                                                  ------------                 Paid-In         Accumulated
                                             Shares           Amount           Capital           Deficit           Total
                                             ------           ------           -------           -------           -----
Balance, January 1, 1996                    7,945,908       $    7,946       $1,498,553       $(4,037,200)      $(2,530,701)
Issuance of common stock
  to Royal Capital Inc. for cash            1,250,000            1,250          498,750              --             500,000
Issuance of common stock
  per debt agreements                         325,000              325             (325)             --                --
Issuance of common stock
  for services                                 44,500               45              (45)             --                --
Net loss for the year                            --               --               --          (1,247,712)       (1,247,712)
                                           ----------       ----------       ----------       -----------       -----------
Balance, December 31, 1996                  9,565,408            9,566        1,996,933        (5,284,912)       (3,278,413)
Issuance of common stock
  to Royal Capital Inc.
  for cash and marketable
  securities                                1,839,386            1,839          776,661              --             778,500
Issuance of common stock
  to Golden Beverage Company
  stockholders                                113,501              113             (113)             --                --
Issuance of common stock
  to Royal Capital Inc.
  for consulting services                   1,478,869            1,479          530,914              --             532,393
Issuance of common stock
  for cash                                    480,401              480          255,520              --             256,000
Debt and accrued interest
  converted into common stock                 685,484              686          335,459              --             336,145
Issuance of common stock
  for debt term violations                  1,114,453            1,115          333,221              --             334,336
Issuance of common stock
  for services                                  1,000                1              299              --                 300
Issuance of common stock
  for warrants exercised                       10,000               10              990              --               1,000
Net loss for the year                            --               --               --          (1,725,996)       (1,725,996)
                                           ----------       ----------       ----------       -----------       -----------
Balance, December 31, 1997                 15,288,502       $   15,289       $4,229,884       $(7,010,908)      $(2,765,735)
                                           ==========       ==========       ==========       ===========       ===========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                        WORLDWATER CORP. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                        1997            1996
                                                        ----            ----
Cash Flows from Operating Activities:
   Net loss                                         $(1,725,996)    $(1,247,712)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
        Depreciation                                     20,584           8,600
        Charges relating to common stock
             issued for services and debt
             term violations                            867,029            --
        Changes in assets and liabilities:
         Accounts receivable                            (60,059)          8,310
         Inventory                                       19,140        (102,998)
         Prepaid expenses                                (2,627)           --
         Accounts payable and
            accrued expenses                             (9,550)        136,782
         Accrued interest                               120,903         201,455
         Accrued salaries                                24,000          55,500
                                                    -----------     -----------
             Net Cash Used in
               Operating Activities                    (746,576)       (940,063)

Cash Flows from Investing Activities:
   Change in deposits                                    (8,000)          1,200
   Capital expenditures                                 (23,956)        (16,732)
   Purchase of short-term
     investment - restricted                            (43,973)           --
                                                    -----------     -----------
             Net Cash Used in
                Investing Activities                    (75,929)        (15,532)

Cash Flows from Financing Activities:
   Proceeds from issuance of long-term debt              40,000         466,000
   Payments on long-term debt                           (80,350)         (2,683)
   Proceeds from notes payable                           84,931            --
   Payments on notes payable                            (46,734)           --
   Proceeds from issuance of common stock               873,000         500,000
                                                    -----------     -----------
             Net Cash Provided by
                Financing Activities                    870,847         963,317
                                                    -----------     -----------

Net Increase in Cash                                     48,342           7,722

Cash at Beginning of Year                                12,818           5,096
                                                    -----------     -----------

Cash at End of Year                                 $    61,160     $    12,818
                                                    ===========     ===========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                        WorldWater Corp. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Nature of Operations

      WorldWater Corp.'s and subsidiary's primary products are cost effective power systems driven entirely by solar energy, such as proprietary water pumping and solar electric systems. The Company's primary customers are developing countries which require non traditional means of fulfilling their energy and water needs.

Note 2 - Merger with Golden Beverage

      WorldWater Corp. ("Company") was incorporated in the State of Nevada on April 3, 1985 under the name Golden Beverage Company. In April 1997, the Company completed a reverse acquisition with World Water, Inc., a Delaware corporation formed in January 1984. Pursuant to the acquisition agreement, WorldWater, Inc. shareholders were offered one share of the Company's common stock for one share of WorldWater, Inc. common stock. The Company acquired 8,141,126 shares of WorldWater, Inc. common stock (80%) in exchange for 8,141,126 shares of the Company's post-reverse split common stock. Under the terms of the Agreement, the Company's prior management resigned and was replaced by WorldWater, Inc.'s management. In June 1997, the Company changed its name to WorldWater Corp. Holders of approximately 94% of WorldWater, Inc. common stock have agreed to the stock exchange and tendered their shares. As a result, the Company and WorldWater, Inc.
      remain as two separate entities and WorldWater, Inc. operates as a subsidiary of WorldWater Corp. The operations of the newly combined entity are currently comprised solely of the operations of WorldWater, Inc.

      Prior to the reverse merger transaction described above, the Company was essentially a non-operating publicly held company. As of the closing date, all former assets and liabilities of Golden Beverage Company (as it was then known) were transferred to an unrelated entity. Therefore, the reverse acquisition had the effect of transferring the assets and liabilities of World Water, Inc. into the publicly held entity known as Golden Beverage. In consideration for this, the former shareholders of Golden Beverage company received 113,501 shares of the Company's common stock.

Note 3 - Summary of Significant Accounting Policies:

      Significant   accounting  policies  followed  by  WorldWater  Corp.  ("The
      Company") in the preparation of the accompanying consolidated financial statements are summarized below.

      A. Principles of Consolidation

            The consolidated financial statements include the accounts of WorldWater Corp. and its majority owned subsidiary, WorldWater Inc. All intercompany transactions and balances have been eliminated.

      B. Property and Equipment

            Property and equipment are stated at cost. Depreciation charges with respect to property and equipment have been made by the Company utilizing the straight-line method over the estimated useful lives of the respective assets.

      C. Use of Estimates

            The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results differ from those estimates.

                        WorldWater Corp. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Summary of Significant Accounting Policies (Cont'd):

      D. Inventory

            Inventory is stated at the lower of cost or market on the FIFO (first-in, first-out) method. Inventory consists mainly of purchased system components, not yet assembled.

      E. Research and Development

            Research and development costs consist of expenditures incurred during the course of planned search and investigation aimed at discovery of new knowledge which will be useful in developing new products or processes, or significantly enhancing existing products or production processes, and the implementation of such through design, testing of product alternatives or construction of prototypes. The Company expenses all research and development costs as they are incurred.

      F. Effect of New Accounting Pronouncements

            In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 130 "Comprehensive Income". The Company believes that this pronouncement will not have a material impact on the Company's financial statement disclosures in 1998 and future years.

      G. Net Loss Per Common Share

            In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings Per Share". SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15 (APB 15), "Earnings Per Share," and other related interpretations and is effective for the periods ending after December 15, 1997. Under SFAS No. 128, all prior-period earnings per share amounts have been restated. Basic earnings per share is based upon weighted-average common shares outstanding. Diluted earnings per share is computed using the weighted-average common shares outstanding plus any potentially dilutive securities. Dilutive securities include stock options, warrants, and convertible debt.

            The following table sets forth the computation of basic and diluted net loss per common share:

                                                        1997           1996
                                                        ----           ----

            Numerator:
               Net loss                              $ (1,725,996) $ (1,247,712)
               Preferred stock dividends                     --            --
                                                     ------------  ------------

               Numerator for basic and diluted net
                 loss per common share               $ (1,725,996) $ (1,247,712)
                                                     ============  ============

                        WorldWater Corp. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           G. Net Loss Per Common Share (Cont'd)

               Denominator:
                  Denominator for basic net loss
                    per common share weighted -
                    average shares                     13,164,859     8,484,048
                                                     ------------  ------------
                  Effect of dilutive securities:
                    Employee stock options                   --            --
                    Warrants                                 --            --
                    Convertible debt                         --            --
                                                     ------------  ------------

               Dilutive potential common shares              --            --
                  Denominator for diluted net
                    loss per common share
                    adjusted weighted-
                    average shares and
                    assumed conversions                13,164,859     8,484,048
                                                     ------------  ------------

                Basic net loss per common share      $       (.13) $       (.15)
                                                     ============  ============

                Diluted net loss per common share    $       (.13) $       (.15)
                                                     ============  ============

            Options, warrants and convertible debt were outstanding during 1997 and 1996, but were not included in the computation of diluted net loss per common share because the effect in years with a net loss would be antidilutive.

Note 4 - Going Concern:

      These consolidated financial statements are presented on the basis that the Company will continue as a going concern. The going concern basis contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company's working capital deficit, stockholders' deficiency and lack of adequate sales growth or development raises substantial doubt about the Company's ability to continue as a going concern. Management is working with current debt holders seeking the conversion of their debt into shares of common stock. To help raise additional capital, the Company retained the investment banking firm Dominick and Dominick, Inc. to act as a financial advisor. Dominick and Dominick, Inc. is seeking private and institutional investors to fund Company sales efforts (see Note 20). In addition, management is continuing to market their products to developing countries. However, there can be no assurances that the Company will be successful in these efforts. The consolidated financial statements do not include any adjustments that might result from the outcome of this going concern uncertainty.

Note 5 - Income Taxes:

      The Company accounts for income taxes using Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109), which requires the establishment of a deferred tax asset or liability for the recognition of future deductible or taxable amounts and operating loss and tax credit carryforwards. Deferred tax expense or benefit is recognized as a result of the changes in the deferred tax assets or liabilities during the year.

                        WorldWater Corp. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Income Taxes (Cont'd):

      There were no provisions for income taxes for the years ended December 31, 1997 and 1996, due to losses generated in each year.

      Temporary differences which give rise to significant deferred income taxes at December 31, 1997 and 1996, follow:

                                                       1997             1996
                                                       ----             ----

       Net Operating Loss Carryforwards            $ 2,513,554      $ 1,823,156
       Deferred Tax Asset Valuation Allowance       (2,513,554)      (1,823,156)
                                                   -----------      -----------

       Total Deferred Tax Asset, Net               $      --        $      --
                                                   ===========      ===========

      The increases in the valuation allowances for the years ended December 31, 1997 and 1996, approximated $690,398 and $421,660, respectively.

      At December 31, 1997, the Company has available net operating loss carryforwards for tax purposes of approximately $6,283,886 which expire in the years 2000 to 2013.

Note 6 - Stock Options and Warrants:

      Accounting for Stock-Based Compensation

      Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" requires that the Company disclose additional information about employee stock-based compensation plans. The objective of SFAS No. 123 is to estimate the fair value, based on the stock price at the grant date, of the Company's stock options to which employees become entitled when they have rendered their requisite service and satisfied any other conditions necessary to earn the right to benefit from the stock options. The fair market value of a stock option is to be estimated using an option-pricing model that takes into account, as of the grant date, the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock, and the risk-free interest rate for the expected term of the options.

      As permitted under SFAS No. 123, the Company has elected to follow APB 25 and related Interpretations in accounting for stock based awards to employees. In addition, the Company has calculated the pro forma financial results as required under SFAS No. 123, and noted that the impact on the net loss for the years ended December 31, 1997 and 1996 was immaterial.

                        WorldWater Corp. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Stock Options and Warrants (Cont'd):

      Incentive  Stock Option Plans and Stock Option Plans

      During the year ended December 31, 1995, an Executive Stock Option Plan was adopted "to provide a competitive means by which the Company may seek, acquire and retain highly qualified persons as officers, employees, directors and consultants". Shares granted under this plan shall not exceed 850,000 shares with a term of the option not greater than 7 years from the date granted. No options have been issued to date under this plan.

      During the year ended December 31, 1996, the Company awarded shares of stock directly to employees. However, to comply with IRS regulations and the Company's new capital structure stock options issued to employees in 1996 were replaced by Incentive Stock Options in 1997. During the year ended December 31, 1996, the Board of Directors created new categories for Incentive Stock Options (ISO). Employees who had qualified for common stock shares as part of their current or future compensation qualified under this plan. A total of 29,700 common stock share options were issued to replace options earned in 1996. A total of 86,300 stock options were granted under this category during the year ended December 31, 1997.

      An additional 123,025 common stock options were also issued to employees in compensation for deferred loan repayments or deferred salaries at a ratio of 0.70 percent of one ISO to each $1 deferred for the year December 31, 1996. Also, a further Stock Option category was created for Company Directors, investors and consultants having outstanding matured loans to the Company. Relating to this, Stock Options totaling 83,175 were granted during the year ended December 31, 1996.

      All stock options issued to date are exercisable at $.40. Stock options for employees still employed by the Company must be exercised within 5 years of earning the options. Options earned by others for service or lending to the Company must be exercised within 3 years of earning the options.

      The  following  is  a  summary  of  stock  option   activity  and  related
      information:

                                         1997                   1996
                                 ---------------------- ----------------------
                                             Weighted -             Weighted -
                                             Average                Average
                                             Exercise               Exercise
                                 Options     Price      Options     Price
                                 -------     ------     -------     ------
Options:
   Outstanding at
     beginning of year          235,900      $0.40         --        $--
   Granted                       86,300       0.40      235,900       0.40
   Canceled                        --         --           --         --
   Exercised                       --         --           --         --
                                -------      -----      -------      -----
   Outstanding at
     end of year                322,200      $0.40      235,900      $0.40
                                =======      =====      =======      =====

                        WorldWater Corp. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Stock Options and Warrants (Cont'd):

      The following table summarizes information about options outstanding at December 31, 1997:

                        Options Outstanding                 Options
                        -------------------                 -------
Exercisable
-----------                         Weighted -
                    Number      Average Remaining     Number       Weighted
Range of          Outstanding      Contractual      Exercisable      Average
Exercise Prices   at 12/31/97      Life (Years)     at 12/31/97  Exercise Price
---------------- -----------      ------------     -----------   -------------
$ 0.40             322,200         3.62                322,200       $ 0.40

      Warrants

      At December 31, 1997, warrants to purchase 3,395,195 common shares are outstanding; 813,000 warrants exercisable during 1998, with a strike price of $0.10 - $0.50, 994,985 warrants exercisable during the year 2000, with a strike price of $0.40 - $0.60, 447,600 warrants exercisable during the year 2001, with a strike price of $0.40 - $0.60, 22,000 warrants exercisable during the year 2002, with a strike price of $0.60, and 1,107,630 warrants exercisable during the year 2003, with a strike price of $0.50 - $0.75.

                        WorldWater Corp. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Property and Equipment:

      The costs and accumulated depreciation at December 31, 1997 and 1996, are summarized as follows:

                                                     1997            1996
                                                     ----            ----
       Computers                                   $  24,633      $  16,929
       Office Furniture and Equipment                 31,537         27,304
       Leasehold Improvements                          8,123       --
       Test and Assembly Fixtures                     14,069         10,173
       Vehicles                                        7,721          7,721
                                                   ---------      ---------
                                                      86,083         62,127
       Less: Accumulated Depreciation                 38,208         17,624
                                                   ---------      ---------
       Property and Equipment, Net                 $  47,875      $  44,503
                                                   =========      =========

      Depreciation expense amounted to $20,584 and $8,600 for the years ended December 31, 1997 and 1996, respectively.

Note 8- Notes Payable:

      At December 31, 1997 and 1996, the Company has outstanding several notes payable in the aggregate amounts of $179,181 and $140,984, respectively. The range of effective interest rates at December 31, 1997, was 0.00 percent to 10.00 percent. All outstanding notes payable are unsecured. The notes payable are summarized as follows at December 31, 1997:

                                                                        1997
                                                                        ----
      Due on demand                                                   $ 135,931
      Maturity dates have
      elapased                                                           43,250
                                                                      ---------
          Total                                                       $ 179,181
                                                                      =========

                        WorldWater Corp. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9- Long-Term Debt:

      Long-term debt consist of the following at December 31:

                                                           1997         1996
                                                           ----         ----

      Loans payable to individuals,  with interest
      accrued  monthly at the rate of 8.00 percent
      per annum. These  uncollateralized notes are
      convertible at the option of the borrower at
      the rate of $0.495  per  common  share for a
      total conversion amount of 186,465 shares of
      common  stock.  These loans mature at a date
      six   months   after  the   closing  of  the
      Company's first public offering.                   $ 92,500     $ 57,850

      Loan  payable  to  a  corporation,  with  no
      stated  interest  rate.  This  loan  has  no
      stated maturity date but will be repaid with
      proceeds  of  the  Company's   first  public
      offering.  The  uncollateralized  loan has a
      conversion  option which is  exercisable  at
      the  option of the  borrower  at $0.495  per
      common share for a total  conversion  option
      of 101,010 shares of common stock.                   50,000       50,000

      Loan  payable to an  individual  dated April
      13, 1992, with an original  maturity date of
      April 13, 1997,  bearing an interest rate of
      8.00   percent   per  annum.   The  loan  is
      uncollateralized.  Payment of principal  and
      accrued  interest  will be at  maturity. The
      loan  is  convertible  at  the option of the
      borrower  at the  rate of $0.40  per  common
      share  for  a  total  conversion  amount  of
      125,000 shares of common stock.                      50,000       50,000
                                                         --------     --------
           Subtotal                                      $192,500     $157,850

                        WorldWater Corp. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9- Long-Term Debt (Cont'd):

      Balance Carryforward                               $192,500     $157,850

      Loan payable to an individual dated June 29,
      1992, with an original maturity date of June
      29, 1997,  bearing an interest  rate of 8.00
      percent    per    annum.    The    loan   is
      uncollateralized.  Payment of principal  and
      accrued  interest  will be  at maturity. The
      loan is convertible at  the  option  of  the
      borrower  at the  rate of $0.40  per  common
      share  for  a  total  conversion  amount  of
      62,500 shares of common stock.                       25,000       25,000

      Loan payable to an individual dated July 30,
      1992, with an original maturity date of July
      30, 1997,  bearing an interest  rate of 8.00
      percent    per    annum.    The    loan   is
      uncollateralized.  Payment of principal  and
      accrued  interest  will  be at maturity. The
      loan is  convertible  at  the  option of the
      borrower  at the  rate of $0.40  per  common
      share  for  a  total  conversion  amount  of
      62,500 shares of common stock.                       25,000       25,000

      Loan payable to an individual  dated October
      14, 1992, with an original  maturity date of
      October 14, 1997,  bearing interest rates of
      8.00  percent  per  annum.   The  loans  are
      uncollateralized.  Payment of principal  and
      accrued  interest  will be  at maturity. The
      loans  are  convertible  at  the  option  of
      the  borrowers  at the  rate  of  $0.40  per
      common share for a total conversions  amount
      of 125,000 shares of common stock.                   50,000       50,000
                                                         --------     --------
            Subtotal                                     $292,500     $257,850

                        WorldWater Corp. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9- Long-Term Debt (Cont'd):

      Balance Carryforward                               $292,500     $257,850

      Loan payable to an individual  dated January
      19,1993,  maturing January 13, 1998, bearing
      an interest  rate of 8.00 percent per annum.
      The  loan is  uncollateralized.  Payment  of
      principal  and  accrued  interest will be at
      maturity.   The  loan  is convertible at the
      option of the  borrower at the rate of $0.40
      per  common  share  for a  total  conversion
      amount of 62,500 shares of common stock.             25,000       25,000

      Loans payable to individuals  dated June 30,
      1993,  maturing  June 30,  1998,  bearing an
      interest  rate of 8.00  percent  per  annum.
      This loan is  uncollateralized.  Payment  of
      principal and  accrued  interest  will be at
      maturity.  The  loan  is  convertible at the
      option  of  the  borrowers  at the  rate  of
      $0.423   per   common   share  for  a  total
      conversion   amount  of  650,118  shares  of
      common stock.                                       275,000      275,000

      Loan payable to an individual  dated October
      26, 1993, maturing October 26, 1998, bearing
      an interest  rate of 8.00 percent per annum.
      The loan is  collateralized by inventory and
      accounts  receivable.  Payment of  principal
      and accrued interest will  be  at  maturity.
      The  loan is  convertible  at  the option of
      the  borrower  at  the  rate  of  $0.48  per
      common   share   for  a   total   conversion
      amount of 406,250 shares of common stock.           195,000      250,000
                                                         --------     --------

            Subtotal                                     $787,500     $807,850

                        WorldWater Corp. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9- Long-Term Debt (Cont'd):

      Balance Carryforward                               $787,500     $807,850

      Loan payable to an individual  dated January
      23, 1991, with an original  maturity date of
      January 23, 1997,  bearing an interest  rate
      of  8.00  percent  per  annum.  The  loan is
      uncollateralized.  Payment of principal  and
      accrued  interest  will be paid at maturity.
      The loan is convertible at the option of the
      borrower  at the  rate of $0.48  per  common
      share.                                               90,000      225,000

      Loan payable to an Investment Trust, Calvert
      Social  Investment Fund, dated September 28,
      1994,  maturing  March 31, 1998,  bearing an
      interest rate of 9.00 percent per annum. The
      note is collateralized by inventory accounts
      receivable,  and  the  related  products and
      proceeds thereof. Payment of  principal  and
      accrued  interest  will be paid at maturity.
      The note is convertible at the option of the
      borrower  at  the  rate of $0.50 per  common
      share  for  a  total  conversion  amount  of
      270,000 shares of common stock.                     135,000      150,000
                                                       ----------   ----------

            Subtotal                                   $1,012,500   $1,182,850

                        WorldWater Corp. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9- Long-Term Debt (Cont'd):

      Balance Carryforward                             $1,012,500   $1,182,850

      Loans payable to individuals  dated June 28,
      1995  through  May 30,  1996.  The loans are
      currently due upon demand. The loans bear an
      interest  rate of 10% per  annum.  The loans
      are uncollaterized. Payment of principal and
      interest  will be  upon  maturity. The loans
      are   convertible   at  the  option  of  the
      borrower  at the  rate of $0.50  per  common
      share  for a  total  liquidation  amount  of
      882,000 shares of common stock. In addition,
      all  loan  holders   were  granted   485,100
      warrants for the purchase of common stock at
      the price of $0.40  per share in return  for
      signing a Forbearance Agreement.                    441,000      466,000

      Loans payable to individuals  dated July 17,
      1995 through  February  25, 1997.  The loans
      are  currently  due upon  demand.  The loans
      bear an interest rate of 10% per annum.  The
      loans  are   uncollateralized.   Payment  of
      principal  and   interest   will   be   upon
      maturity.  The loans are  convertible at the
      option of the  borrower at the rate of $0.50
      per  common  share  for a total  liquidation
      amount of 1,096,300  shares of common stock.
      In  addition,  all loan holders were granted
      602,965  warrants for the purchase of common
      stock at the price of $0.60 per share.              548,150      653,150
                                                       ----------   ----------

          Subtotal                                     $2,001,650   $2,302,000

                        WorldWater Corp. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9- Long-Term Debt (Cont'd):

      Balance Carryforward                             $2,001,650   $2,302,000

      A  loan  payable  to  an  individual   dated
      November 10, 1997 maturing February 8, 1998.
      The loan bears an  interest  rate of 10% per
      annum. The loan is uncollateralized. Payment
      of principal  and interest will be maturity.
      The loan is  convertible  at  the  option of
      the  borrower  at  the  rate  of  $0.50  per
      common share for a total liquidation  amount
      of  40,000  shares  of   common   stock.  In
      addition, the loan holder was granted 22,000
      warrants for the purchase of common stock at
      the price of $0.60 per share.                        20,000           --
                                                       ----------    ---------

      Total Long Term Debt                              2,021,650    2,302,000

      Less: Current Maturities                          2,021,650    1,752,000
                                                       ----------    ---------
      Long-Term Debt,
      Net of Current Maturities                        $       --    $ 550,000
                                                       ==========    =========

      Relating to the above convertible debt, the Company is required to pay to the holders of convertible debt "penalty" shares of its common stock if the ultimate maturity date of the loan is at least one year later from the original maturity date. The Company issued 1,114,453 "penalty" shares at a value of $334,336, which they have included in the accompanying 1997 statement of operations.

Note 10 - Commitments:

      The Company has a signed agreement with its President, a consultant and a senior executive which grants each individual incentive fees of up to 0.5 percent of all revenues realized by the Company with an annual cap of $250,000 per person. These agreements are effective through December 31, 2005. The Company incurred $6,463 and $140 of expense in 1997 and 1996, respectively, relating to these agreements.

      The Company has an informal consulting agreement with its former chief financial officer. The agreement calls for a fixed payment of $3,000 per month.

                        WorldWater Corp. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Leases:

      The  Company  leases  its  operations   facility  under  a  noncancellable
      operating lease which expires in 2002.

      Minimum annual rental commitments at December 31, 1997, are payable as follows:

               1998                                        $  36,000
               1999                                           45,000
               2000                                           51,000
               2001                                           60,000
               2002                                           33,000
                                                           ---------
                                                           $ 225,000
                                                           =========

      Rent expense for the years ended December 31, 1997 and 1996, approximated $45,784 and $34,950, respectively.

Note 12 - Related Party Transactions:

      Included in notes payable and long-term debt at December 31, 1997 and 1996, are amounts payable to employees, directors and their immediate relatives as follows:

                                                      1997              1996
                                                      ----              ----

           Directors                               $ 375,250         $ 430,250
           Employees                                  46,000            32,000
           Immediate relatives                        12,000            17,000
                                                   ---------         ---------
               Total                               $ 433,250         $ 479,250
                                                   =========         =========

      The Company occupied space in 1997 and 1996 that is owned by its President and leased this space on a month to month basis. The amount paid to the President amounted to $30,000 in 1997 and $30,000 in 1996.

Note 13 - Marketable Securities Available for Sale:

      Effective December 31, 1997, as part of its settlement with Royal Capital Inc. (see Note 17), the Company acquired 50,000 shares of Proformix Systems, Inc., a NASDAQ traded company valued at $162,500. In accordance with FASB 115, these securities are being considered as marketable equity securities available for sale. Therefore, future unrealized gains and losses will be recorded as a separate component of stockholders' deficiency. Since the Company did not receive the securities until December 31, 1997, there is no unrealized gain or loss at December 31, 1997.

                        WorldWater Corp. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Short Term Investments - Restricted:

      In connection with a sale of product to the Phillipine Government, the Company was required to purchase a performance bond, in the form of a restricted certificate of deposit with Fleet Bank, in the amount of $42,750. The certificate of deposit bears interest at 4.4% per annum and matures June 10, 1998. The Company is entitled to the funds from this certificate of deposit on July 20, 1998, if no claims for warranty or other such items are presented by the Phillipine Government. The certificate of deposit is stated at cost plus accrued interest which approximates market value.

Note 15 - Fair Value of Financial Instruments:

      With the exception of notes payable, long-term debt and marketable securities, the Company records all financial investments including accounts receivable and accounts payable at cost, which approximates market value.

      Due to the Company's debt (e.g., notes payable and long-term debt) being in the process of being converted into common stock and the nature of the various conversion features, interest rates, etc., it is not practicable to estimate the fair value of the notes payable and long-term debt.

      The Company records its marketable securities at fair market value in accordance with FASB 115. See Note 13 for additional details.

Note 16 - Significant Risks and Uncertainties:

      The Company is currently marketing its products to developing nations who have water and energy needs that cannot easily or inexpensively be obtained from traditional sources (e.g. wells, electrical grids, etc.) The ability of these entities to order and pay for the Company's products and services is dependent on a variety of factors including governmental approval, adequate funding, and vigorous testing procedures. During the year ending December 31, 1997, 83% of the Company's sales came from one such shipment to the Philippine nation. The future viability of the Company is dependent on the Company's ability to execute this type of transaction with numerous developing countries.

Note 17 - Contingencies:

      The Company entered into a settlement agreement (the "Settlement Agreement") on December 30, 1997 with Royal Capital Incorporated ("Royal") and its principals, Bruce Deichl and Jerry Swon, resolving claims of breach of certain stock purchase agreement (the "Purchase Agreement") between the Company and Royal dated August 28, 1996. Under the Purchase Agreement, Royal rendered investment banking, financial and other advisory services to the Company in exchange for securities and cash consulting fees. Under the Settlement Agreement: 1) the Company and Royal agreed to mutually terminate their contractual relationship; 2) the Company agreed to issue and deliver certain shares of the Company's common stock to Global Portfolios PTY Ltd., all in accordance with preexisting subscriptions; 3) the Company agreed to issue certain warrants to Global Portfolios PTY Ltd. and Schurch Asset Management GMBH, all in accordance with preexisting contractual commitments; 4) Royal agreed to deliver to the Company 50,000 shares of the common stock of Proformix Systems, Inc., a bulletin board company;

                        WorldWater Corp. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 - Contingencies (Con'td):

      5) the Company agreed to issue and deliver, pursuant to a preexisting subscription agreement, 125,000 shares of the Company's common stock, to Sage Capital Investments Limited; and 6) the Company and Royal agreed to full mutual releases. In addition to the foregoing, the Company and Royal agreed to certain indemnification provisions.

      On or about August 12, 1997, the Company received a letter from the special counsel to the bankruptcy trustee in the Chapter 11 bankruptcy proceedings of Richard F. Clowes ("Clowes"), Case No. 94B43278 (PBA), pending in the U.S. Bankruptcy Court for the Southern District of New York. The trustee's counsel asserted claims under a certain Loan & Settlement Agreement. This matter was preliminary settled with the trustee in November, 1997. The settlement called for the payment of $90,000 in cash and the conversion of $135,000 in debt and $78,775 in accrued interest into 431,250 shares of the Company's common stock. The Bankruptcy Court affirmed this settlement on March 30, 1998.

      The Company has received correspondence from the estate of one of its creditors who asserts that the Company owes this entity the amount of debt included in Note 9, plus accrued interest since the date of the note
      (1984). The Company believes that the terms of the note clearly indicate that it is a non interest bearing note.

Note 18 - Supplemental Disclosure of Cash Flow Information:

      Cash paid during the year for:

          Interest                                     $ 8,167       $ 2,015
                                                       =======       =======
          Income taxes                                 $    --       $    --
                                                       =======       =======

      Supplemental schedule of non-cash investing and financing activities:

      In 1997, the Company received $162,500 in marketable securities available for sale as part of its settlement agreement with Royal Capital Inc. (see
      Note 17).

      In 1997, the Company's debt holders converted $240,000 of debt principal and $96,145 of accrued interest into $336,145 worth of common stock.

                        WorldWater Corp. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 - Common Stock Outstanding:

      The following is a reconciliation of common shares outstanding per the consolidated balance sheet at December 31, 1997, with those per the records of the Company's stock transfer agent:

      Common stock shares outstanding per transfer agent         12,816,208

      Add:  WorldWater, Inc. shares not yet presented for
              conversion into WorldWater Corp. shares             1,205,533

             Shares issued in 1998 for which common stock
             proceeds were received in 1997                         595,611

             Shares issued in 1998 for debt term violations
             incurred in 1997                                       696,150

             Duplicate shares erronously issued in 1997
             (shares to be cancelled in 1998)                       (25,000)
                                                                 ----------

      Shares outstanding as of December 31, 1997                 15,288,502
                                                                 ==========

      At December 31, 1997,  10,086,915  shares are subject to a holding  period
      restriction,   pursuant  to  Rule  144  of  the  Securities  and  Exchange
      Commission.

Note 20 - Subsequent Events (Unaudited):

      Subsequent to December 31, 1997, the Company converted, at the consent of its debt holders, an additional $861,000 of long-term debt and $246,540 of accrued interest into 2,455,024 shares of common stock.

      On January 22, 1998, the Company signed an investment banking agreement with Dominick and Dominick, Inc. The agreement calls for Dominick and Dominick, Inc. to act as a financial advisor to the Company in matters such as finanincing, joint ventures, mergers, etc. As part of the arrangement, they were given the ability to purchase for $200, a warrant which entitles them to purchase 750,000 shares of the Company's common stock at $.60 per share. The Company also pays this entity $15,000 per quarter as a retainer fee for as long as Dominick & Dominick continue to act as the Company's financial advisors.