Form 10QSB
period 1998-03-31
WORLDWATER CORP
filed 1998-05-20
CIK 811271

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                   FORM 10-QSB

                 [x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

WorldWater Corp.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X       No ____

  As of the close of business on May 20, 1998, there were 19,272,992 shares of the Registrant's Common Stock, $.001 par value, outstanding.

WORLDWATER CORP.

QUARTERLY REPORT ON FORM 10-QSB

Part 1.

FINANCIAL INFORMATION                                                 Page No.
                                                                     ----------
Item 1.     Condensed Consolidated Financial Statements
            Condensed Consolidated Balance Sheets as of
            March 31, 1998 (Unaudited) and December 31,
            1997 (Audited).                                               3

            Condensed Consolidated Statements of Operations
            for the three months ended March 31, 1998
            (Unaudited) and 1997 (Unaudited).                             4

            Condensed Consolidated Statements of Cash Flows
            for the three months ended March 31, 1998
            (Unaudited) and 1997 (Unaudited).                             5

            Notes to the Condensed Consolidated
            Financial Statements (Unaudited).                             6-7

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                 7-9

Part 2.

Item 1      SIGNATURES                                                    10

Item 2      Exhibit 1 Financial Data Schedule                             11

                                WorldWater Corp.
                     Condensed Consolidated Balance Sheets
                      March 31, 1998 and December 31, 1997

                                                        3/31/98      12/31/97
                                                        -------      --------
Current Assets
     Cash and Cash Equivalents                      $    83,044    $    61,160
     Accounts Receivable                                 84,800         60,529
     Marketable Securities                              265,500        162,500
     Inventory                                          110,033         83,858
     Prepaid Expenses                                     3,000          2,627
                                                    -----------    -----------
     Total Current Assets                               546,377        370,674

Non-Current Assets
Property, Plant, and Equipment, Net                      47,407         47,875
Short Term Investments-Restricted                        43,973         43,973
Other Assets                                                384          8,384
                                                    -----------    -----------
TOTAL ASSETS                                        $   638,141    $   470,906
                                                    ===========    ===========
Current Liabilities
     Accounts Payable & Other Accrued Expenses          315,453        368,424
     Employment taxes/benefits                           16,483           --
     Accrued payroll                                    155,684        169,250
     Accrued interest                                   218,411        498,136
     Notes Payable                                      159,181        179,181
     Current maturities of long-term debt             1,090,650      2,021,650
                                                    -----------    -----------
          Total Current Liabilities                   1,955,862      3,236,641
                                                    -----------    -----------
TOTAL LIABILITIES                                     1,955,862      3,236,641
STOCKHOLDER DEFICIENCY                              -----------    -----------
Common Stock                                             19,273         15,289
Par value $.001;  30,000,000 shares
authorised; issued and outstanding March 31,1998--
19,272,992 and December 31, 1997 --15,288,502
Additional Paid-In-Capital                            5,987,634      4,229,884
Unrealized increase in value of
Marketable Securities                                   103,000           --
Retained Earnings                                    (7,337,627)    (7,010,908)
                                                    -----------    -----------
TOTAL STOCKHOLDERS DEFICIENCY                        (1,317,721)    (2,765,735)
                                                    -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS DEFICIENCY       $   638,141    $   470,906
                                                    ===========    ===========

            See Notes to Condensed Consolidated Financial Statements

                                WorldWater Corp.
                 Condensed Consolidated Statements of Operations
                      March 31, 1998 and December 31, 1997

                                                           3 Month
                                                  3/31/98           3/31/97
                                                  -------           -------
Sales                                           $   37,643       $    3,880
Cost of Goods Sold                                 133,885           69,332
                                                ----------       ----------
     Gross Loss                                    (96,242)         (65,452)
                                                ----------       ----------
Operating Expenses:
Research & Development                              28,359          117,717
Marketing, General & Administrative                171,461          136,596
                                                ----------       ----------
     Total Operating Expenses                      199,820          254,313
                                                ----------       ----------
Operating Loss                                    (296,062)        (319,765)
                                                ----------       ----------
Other Expenses
     Interest Expense                               31,658           57,152
     Other Expense (Income)                         (1,000)             933
                                                ----------       ----------
Total Other Expense/(Income)                        30,658           58,085
                                                ----------       ----------
Net Loss                                        $ (326,720)      $ (377,850)
                                                ==========       ==========
Net Loss Per Share                              $    (0.02)      $    (0.04)
Average Shares Outstanding                      16,254,800       10,546,075

            See Notes to Condensed Consolidated Financial Statements

                                WaterWorld Corp.
                Condensed Consolidated Statements of Cash Flows
               For the three months ended March 31, 1998 and 1997

                                                        31-Mar-98     31-Mar-97
                                                        ---------     ---------

Net Loss                                                $(326,720)   $(377,851)

Adjustments to Reconcile Net Loss to
Net Cash Used in Operating Activities:
             Depreciation                                   1,800        1,500
Changes in Assets and Liabilities:
             Accounts Payable & Accrued Expenses          (52,971)      (6,777)
             Prepaid Expenses                                (373)      (1,300)
             Accrued Interest                                --         51,000
             Inventory                                    (26,175)    (142,377)
             Accrued Salaries                             (13,566)        --
             Accounts Receivable                          (24,271)        --
             Employment Taxes                              16,483        7,414
                                                        ---------    ---------
Net Cash Used in Operating Activities                    (425,793)    (468,391)
                                                        ---------    ---------

Cash Flows from Investing Activities:
             Decrease in Other Assets                       8,000         --
             Capital Expenditures                          (1,332)      (7,117)
             Decrease in Notes Receivable                    --           --
                                                        ---------    ---------
Net Cash Used in Investing Activities                       6,668       (7,117)
                                                        ---------    ---------

Cash Flows from Financing Activities:
             Payment of Long Term Debt                    (30,000)     (46,500)
             Payment of Notes Payable                     (20,000)      11,766
             Proceeds from Issuance of Common Stock         3,984      128,670
             Change in Paid-In-Capital                    487,025      371,329
                                                        ---------    ---------
Net Cash Provided by (Used In) Financing Activities       441,009      465,265
                                                        ---------    ---------

Net Increase (Decrease) in Cash                            21,884      (10,243)
Cash at Beginning of Year                                  61,160       12,818
                                                        =========    =========
Cash at end of Second Quarter                           $  83,044    $   2,575
                                                        =========    =========

Schedule of noncash investing/financing activities
     Changes in Assets & Liabilities
             Increase in the value of
                Marketable Securities                    (103,000)        --
             Accrued interested converted to equity      (238,058)        --
     Cash Flows from Financing Activities
             Current Maturities Conversion to equity     (901,000)        --
             Conversion of Note Payable to equity         (25,000)        --

            See Notes to Condensed Consolidated Financial Statements

                        WorldWater Corp. and Subsidiaries
                 Consolidated Statements of Stockholders Equity
                  Years ended December 31, 1997, 1996 and 1995

                                                                           Additional                              Total
                                                 Common Stock               Paid-In         Accumulated      Stockholders
                                           Shares            Amount         Capital           Defecit           Equity

Balance at December 31, 1997              15,288,502         $15,289       $4,229,884       ($7,010,908)     ($2,765,735)
Issuance of Common stock
for cash                                     812,500            $812         $324,188                --         $325,000

Debenturest and accrued interest
converted into common stock                  544,976            $545         $261,043                --         $261,588

Debentures and accrued interest
converted into common stock                1,123,077          $1,123         $466,742                --         $467,865

Debentures and accrued interest
converted into common stock                  183,139            $183          $34,817                --          $35,000

Issuance of Common stock
for Bridge Loans converted                   601,929            $602         $291,717                --         $292,319

Issuance of Common stock
for Note Payable converted                    78,869             $79          $33,283                --          $33,362

Issuance of Common stock
for warrants exercised                       640,000            $640         $255,960                --         $256,600

Net loss for the three months
ended March 31, 1998                              --              --               --         ($326,720)       ($326,720)
                                          ----------         -------       ----------       -----------      -----------
Balance at March 31, 1998                 19,272,992         $19,273       $5,897,634       ($7,337,628)     ($1,420,721)


Part 1.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      The accompanying condensed consolidated financial statements have been prepared by WorldWater Corp. (the "Company") without audit and reflect all adjustments (consisting only of normal and recurring adjustments and accruals) which are, in the opinion of management necessary to present a fair statement of the results for the interim periods presented. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. These condensed financial statements should be read in conjunction with the financial statement and footnotes thereto included as an exhibit to the Company's 10-K dated 5/13/98 all previously filed with the Securities and Exchange Commission.

2. NET LOSS PER SHARE

      Net loss per share for the three months ended March 31, 1998 and 1997 is computed using the average number of common shares of stock outstanding during the period. Common stock equivalents are not considered in net loss per share because their effect would be anti-dilutive.

3. CONVERSION OF LONG TERM DEBT

      During the three months ended March 31, 1998, $901,000 of Long Term Debt which had matured was converted into equity. Accrued interest of $238,058 associated with this debt was also converted to equity.

4. VALUE OF MARKETABLE SECURITIES

      As part of a Settlement Agreement between WorldWater Corp. and Royal Capital Incorporated dated December 30, 1997, the Company received 50,000 shares of the common stock of Proformix Systems, Inc. which are traded on the NASDAQ Electronic Bulletin Board. On December 31, 1997 these shares closed at a price of $3.25 per share giving a valuation of $162,500 to WorldWater Corp.'s holding. On March 31, 1998 these shares closed at $5.31 giving a valuation to the WorldWater Corp. holding of $265,500 and creating an unrealized gain of $103,000 on the securities at March 31, 1998.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS

REVENUE. For the three months ended March 31, 1998 revenue increased to $37,643 up from $3,880 in the same period in 1997. Revenue was lower than expected for this period due to delays in follow through orders from several markets including the Philippines where a single order form the Philippine Government accounted for 83% of 1997 annual sales revenue. The Philippine Government has notified the Company that it is planning to activate an ongoing series of orders by setting up a revolving fund to be managed by Winrock International ("Winrock") and to be supplemented by funds from Winrock and possibly the World Bank and/or the Asian Development Bank.

GROSS PROFIT. A gross loss of $96,242 was recognized for the three months ended March 31, 1998 as against a loss of $65,452 for the same period in 1997. Cost of sales was $133,885 for the three months ended March 31, 1998 which reflects the building of higher levels of inventory and fixed overheads, both related to, servicing an international market. The operating loss of $296,062 for the period ended March 31, 1998 was down 7% from $319,765 for the same period in 1997 reflecting tighter control of operating costs. The net loss of $326,720 for the three months ended March 31, 1998 was down 13 percent from $377,850 for the same period in 1997 which also reflects lower interest charges because of the conversion of debt to equity throughout 1997 and into early 1998.

RESEARCH AND DEVELOPMENT. Research and development expenses decreased by 76 percent for the three-month period to March 31,1998 to $28,359 down from $117,717 in the same period of 1997, reflecting the shift in focus from developing systems to marketing the Company's product line.

MARKETING, GENERAL AND ADMINISTRATIVE. Marketing, general and administrative expenses increased by 25 percent to $171,461 for the three month period ended March 31, 1998, up from $136,596 in the same period in 1997. The General & Administrative portion of expenses declined by 21% to $77,505 in the three month period ended March 31, 1998 down from $98,116 in the same period in 1997 which reflect stringent control of overhead.

      Marketing expenses increased by 174% to $81,519 in the three month period ending March 31, 1998 up from $29,780 in the same period in 1997 which reflects a continuing strong focus on marketing the Company's product line. Service and Instillation expenses also increased by 43% to $12,436 for the period ended March 31, 1998 up from $8,700 in the same period in 1997.

INCOME TAXES. The Company recognized no income tax expense for the three month period ending march 31, 1998 and the year 1997. The Company had net operating loss carry forwards on December 31, 1997 resulting in a tax benefit to the company of $2,513,554.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided by all activities in the three months ended March 31, 1998 was $21,884 compared to a negative cash flow of $10,243 in the same period in 1997. The net cash used in operating activities during this three month period in 1998 was $425,793 compared to $468,391 in 1997. The primary reasons for the consumption of cash in 1998 were the reduction of accounts payable by $52,971 and the net loss of $326,719 for the three months ended March 31, 1998.

      The Company's auditors have indicated that there is a substantial doubt about its ability to continue as a going concern. The Company has taken action to respond to this issue, including working with current debt holders seeking conversion of their debt into shares of common stock. During the three months ended March 31, 1998, $901,000 of long term debt which had matured and $25,000 of Notes Payable was converted into equity. Accrued interest of $238,058 associated with these loans was also converted into equity. The Company is also encouraging its warrant holders to exercise their warrants at this time in order to provide an efficient and inexpensive means of raising capital. During the three months ended March 31, 1998 warrants for $320,000 were exercised which was converted to equity as part of $465,265 investment mentioned in the following paragraph.

      Cash provided by financing activities in the three months ended March 31, 1998 was $441,009 compared to $465,265 in 1997. This increase in cash during the three months ended March 31, 1998 was the net result of an equity investment of $487,025 and repayment of $30,000 of Long Term Debt and $20,000 of Notes Payable.

      The Company has also retained the investment banking firm of Dominick & Dominick, Inc. to act as a financial advisor in seeking private and institutional investors to fund the Company's sales efforts. Potential investment groups are now being contacted in the United States and Europe by Dominick & Dominick on behalf of the Company and the Company expects to raise $3-$5 million from private investors and funds. Failure to obtain sufficient funding may significantly curtail planned company growth. In addition the Company is continuing to market its products to developing countries.

SALE OF RESTRICTED SECURITIES DURING THE FIRST QUARTER 1998.

      Global Portfolios Pty Ltd. paid $256,600 (part of a total $280,000) in exercise of a warrant for 700,000 Common stock shares at $0.40 each and received 640,000 shares.

      Schurch Asset Management GmbH invested $325,000 as the balance of an equity investment of $410,000 and received 1,025,000 shares.

FORWARD LOOKING STATEMENTS:

MARGINS FOR THE REMAINDER OF THE YEAR MAY BE INCONSISTENT

Implementation of the company products requires varying levels of international commitments to training, installation and service. Special engineering requirements may also exist at installation sites affecting costs of implementing projects.. Thus, variation of profit margins exist for delivering the same products. Also many contracts will have a mix of products which make profit forecasting for individual projects more difficult.

SELLING AND MARKETING EXPENSES TO REMAIN AT HIGH LEVELS FOR THE REMAINDER OF THE YEAR.

Most current sales and marketing activities are investments in near and future long term market development which disproportionately increase current costs as a percentage of revenue generated.

INTERNATIONAL    GOVERNMENT   AND   NON-GOVERNMENT    ORGANIZATION   CONTRACTUAL
UNCERTAINTIES

Government agencies and international non-government organizations sometimes require an open bidding process which can result in time delays and extended negotiations. Additionally, the complexity of proper financial and trade related documentation can delay the procurement process.

Part 2. Item 1 Legal Proceedings

      The Company entered into a settlement agreement on December 20, 1997 with Royal Capital Incorporated ("Royal") resolving claims of breach of certain stock purchase agreement between the Company and Royal dated August 28, 1996. Under the Purchase Agreement, Royal rendered investment banking, financial and other advisory services to the Company in exchange for securities and cash consulting fees. Under the Settlement Agreement: 1) the Company and Royal agreed to mutually terminate their contractual relationship, 2) the Company agreed to issue and deliver certain shares of the Company's commons stock to Global Portfolios PTY Ltd., all in accordance with preexisting subscriptions; 3) the Company agreed to issue certain warrants to Global Portfolios PTY Ltd. and Schurch Asset Management Group, all in accordance with promising contractual commitments; 4) Royal agreed to deliver to the Company 50,000 shares of the common stock of Proformix Systems, Inc., a public company; 5) the Company agreed to issue and deliver pursuant to a preexisting subscription agreement, 126,000 shares of the Company's common stock, to Sage Capital Investments Limited; and
6) the Company and royal agreed to exchange full mutual releases. In addition as the foregoing, the Company and Royal agreed to certain indemnification provisions.

      On or about August 12, 1997, the Company received a letter from the special counsel to the bankruptcy trustees in the Chapter 11 bankruptcy proceedings of Richard P. Clowes ("Clowes"), Case No. [illegible] (PBA), pending in the U.S. Bankruptcy Court for the Southern District of New York. The trustee's counsel asserted claims under a certain loan a Settlement Agreement. This matter was preliminarily settled with the trustee in November, 1997. The settlement called for the payment of $90,000 in cash and the conversion of $138,000 in debt and 878,775 in accrued interest into $31,280 shares of the Company's common stock. The Bankruptcy Court affirmed this settlement on March 30, 1998

      The company has received correspondence from the estate of one of its creditors who assets that the company owes this entity the amount of debt included in Note 9 to the Financial Statements, plus accrued interest since the date of the note (1994). The Company believes that the terms of the note clearly indicate that it is a non interest bearing note.

Item 2. Changes in Securities

Item 3. Defaults on Senior Securities - None

Item 4. Submissions of Matters to a Vote of Securities' Holders - None

Item 5. Other Information - None

Item 6. Exhibits and Reports on Form 8-K - None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereby duly authorized.

DATE:    May 20, 1998                                WORLDWATER CORP.

By: /s/ Quentin T. Kelly                          By: /s/ Peter I. Ferguson
    ----------------------------                     ---------------------------
    Quentin T. Kelly                                 Peter I. Ferguson
    President & CEO                                  Vice-President