Form 10QSB
period 1998-06-30
WORLDWATER CORP
filed 1998-08-12
CIK 811271

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                   FORM 10-QSB

                 [x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

                               Yes X    No ____

As of the close of business on July 30, 1998, there were 19,792,659 shares of the Registrant's Common Stock, $.001 par value, outstanding.

WORLDWATER CORP

QUARTERLY REPORT ON FORM 10-QSB



PART 1.

FINANCIAL INFORMATION                                                                                 Page No.
---------------------                                                                                 --------
Item 1.           Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets as of
                  June 30, 1998 (Unaudited) and December 31,
                  1997 (Audited).                                                                         3

                  Condensed Consolidated Statements of Operations
                  for the six months ended June 30, 1998
                  (Unaudited) and 1997 (Unaudited).                                                       4

                  Condensed Consolidated Statements of Cash Flows
                  for the six months ended June 30, 1998                                                  5
                  (Unaudited) and 1997 (Unaudited).

                  Condensed Consolidated Statements of                                                    6
                  Stockholders Equity for the Period
                  January 1, 1998 through June 30, 1998(Unaudited).


                  Notes to the Condensed Consolidated
                  Financial Statements (Unaudited).                                                     7-8


Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                        9-11



PART 2.

Item 1            SIGNATURES                                                                             11

Item 2            Exhibit 27       Financial Data Schedule

WorldWater Corp
Condensed Consolidated Balance Sheets
June 30, 1998 and December 31, 1997

                                                                      6/30/98            12/31/97
                                                                      -------            --------
Current Assets
       Cash and Cash Equivalents                                    $    24,906        $    61,160
       Accounts Receivable                                               63,501             60,529
       Marketable Securities                                            190,000            162,500
       Inventory                                                        120,316             83,858
       Display Systems                                                   47,574               --
       Prepaid Expenses                                                    --                2,627
                                                                    -----------        -----------
       Total Current Assets                                             446,297            370,674
                                                                    -----------        -----------
Non-Current Assets
Property, Plant, and Equipment, Net                                      37,583             47,875
Short Term Investments-Restricted                                        45,048             43,973
Other Assets                                                              8,384              8,384
                                                                    -----------        -----------
TOTAL ASSETS                                                            537,312            470,906
                                                                    ===========        ===========
Current Liabilities
       Accounts Payable & Other Accrued Expenses                        312,598            343,123
       Employment taxes/benefits                                         33,564             25,301
       Accrued payroll                                                  167,250            169,250
       Accrued interest                                                 288,361            498,136
       Notes Payable                                                    310,447            179,181
       Current maturities of long-term debt                             989,650          2,021,650
                                                                    -----------        -----------
           Total Current Liabilities                                  2,101,870          3,236,641
                                                                    -----------        -----------
TOTAL LIABILITIES                                                     2,101,870          3,236,641
                                                                    -----------        -----------
Stockholders Deficiency
Common Stock                                                             19,758             15,289
(Par value $.001;  30,000,000 shares
authorized; issued and outstanding June 30,1998--
19,757,659 and December 31, 1997 --15,288,502 )
Additional paid-in capital                                            6,139,643          4,229,884
Retained Earnings                                                    (7,723,959)        (7,010,908)
                                                                    -----------        -----------
TOTAL STOCKHOLDERS' DEFICIENCY                                       (1,564,558)        (2,765,735)
                                                                    -----------        -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                      $   537,312        $   470,906
                                                                    ===========        ===========

           See Notes to Condensed Consolidated Financial Statements.

WorldWater Corp
Condensed Consolidated Statements of Operations
For the three months ended June 30, 1998 and 1997, and for the six months ended June 30, 1998 and 1997

                                                                   3 Month                                 6 Month
                                                        6/30/98              6/30/97             6/30/98             6/30/97
                                                      ------------        ------------        ------------        ------------
Sales                                                 $      9,815        $    429,784        $     50,533        $    433,664

Cost of Goods Sold                                           7,551             209,557              39,068             278,889
                                                      ------------        ------------        ------------        ------------
      Gross (Loss) Profit                                    2,264             220,227              11,465             154,775
                                                      ------------        ------------        ------------        ------------
Operating Expenses:

Manufacturing Costs                                         67,785              40,871             110,198             118,564
Research & Development                                      27,068              21,054              44,605              61,078
Service & Installation                                      51,095              10,354              52,478              19,054
Sales & Marketing                                          153,928              39,270             248,158              69,050
General & Administrative                                   135,140             104,735             215,320             202,851
                                                      ------------        ------------        ------------        ------------
      Total Operating Expenses                             435,016             216,284             670,759             470,597
                                                      ------------        ------------        ------------        ------------
Operating (Loss) Profit                                   (432,752)              3,943            (659,294)           (315,822)
                                                      ------------        ------------        ------------        ------------
Other Expenses

      Interest Expense                                      24,849              52,372              57,832             109,524
      Other Expense (Income)                                (2,038)              5,026              (4,075)              5,959
                                                      ------------        ------------        ------------        ------------
Total Other Expense (Income)                                22,811              57,398              53,757             115,483
                                                      ------------        ------------        ------------        ------------

Net Loss                                              $   (455,563)       $    (53,455)       $   (713,051)       $   (431,305)
                                                      ============        ============        ============        ============
Net Loss Per Share                                    $     (0.026)       $     (0.004)       $     (0.041)       $     (0.036)

Average Shares Outstanding                              17,511,506          12,051,454          17,511,506          12,051,454

           See Notes to Condensed Consolidated Financial Statements.

WorldWater Corp
Condensed Consolidated Statements of Cash Flows
For the six-months ended June 30, 1998 and 1997

                                                            6/30/98           6/30/97
                                                           ---------        -----------
Net loss                                                   $(713,051)       $  (431,305)

Adjustments to Reconcile Net Loss to
Net Cash Used in Operating Activities:
             Depreciation                                     10,292             38,698
             Charges relating to common stock issued           4,764
             for services
Changes in Assets and Liabilities:
             Accounts Payable & Accrued Expenses             (30,525)          (122,230)
             Employment Taxes                                  8,263             11,089
             Prepaid Expenses                                  2,627               (400)
             Accrued Interest                                 56,109             40,456
             Inventory                                       (36,458)            37,257
             Accrued Salaries                                 (2,000)           (56,391)
             Accounts Receivable                              (2,972)          (424,077)
             Displays in Foreign Countries                   (47,574)            11,089
                                                           ---------        -----------
Net Cash Used in Operating Activities                       (750,525)          (895,814)
                                                           ---------        -----------

Cash Flows from Investing Activities:
             Decrease in Other Assets                         (1,075)                90
             Proceeds from Securities                         50,000
             Capital Expenditures                               --              (42,763)
             Decrease in Notes Receivable                       --               (3,750)
                                                           ---------        -----------
Net Cash Used in Investing Activities                         48,925            (46,423)
                                                           ---------        -----------

Cash Flows from Financing Activities:
            Proceeds from Notes Payable                      207,166             21,769
            Repayment of Notes Payable                       (50,900)
            Repayment of Current Maturities                 (171,000)
            Proceeds from Issuance of Common Stock           680,080            810,400
            NJ Economic Development Agency loan                 --              200,000
                                                           ---------        -----------
Net Cash Provided by (Used In) Financing Activities          665,346          1,032,169
                                                           ---------        -----------

Net Increase (Decrease) in Cash                              (36,254)            89,932
Cash at Beginning of Year                                     61,160             14,296
                                                           ---------        -----------
Cash at end of Second Quarter                                 24,906            104,228
                                                           =========        ===========

Schedule of noncash investing/financing activities :
     Changes in Assets & liabilities
            Increase in the value of
              Marketable Securities                           60,000               --
            Accrued Interest converted to Equity             265,084               --
     Financing Activities
            Current Maturities converted to Equity           861,000            705,350
            Conversion of Note Payable to Equity              25,000               --

           See Notes to Condensed Consolidated Financial Statements.

                                 WorldWater Corp
                 Consolidated Statements of Stockholders Equity
              For the Period January 1, 1998 through June 30, 1998

                                                                     Additional                             Total
                                             Common Stock             Paid-In         Accumulated        Stockholders
                                        Shares         Amount         Capital           Deficit             Equity

Balance at January 1, 1998            15,288,502       $15,289       $4,229,884       $(7,010,908)       $(2,765,735)
                                      ----------       -------       ----------       -----------        -----------

Issuance of Common stock
for cash                               1,026,639         1,026          358,974              --              360,000

Debentures and accrued interest
converted into common stock            1,870,385         1,871          863,651              --              865,522

Issuance of Common stock
for Bridge Loans converted               681,354           681          245,319              --              246,000

Issuance of Common stock
for Note Payable converted                78,869            79           39,483              --               39,562

Issuance of Common stock
for warrants exercised                   800,000           800          320,080              --              320,880

Issuance of Common stock                  11,910            12            4,752              --                4,764
for Services Rendered

Net loss for the six months
ended June 30, 1998                         --            --               --            (713,051)          (713,051)

Recognized gain on
Marketable Securities                       --            --             17,500              --               17,500

Unrealized increase in value of
Marketable Securities                       --            --             60,000              --               60,000
                                      ----------       -------       ----------       -----------        -----------
Balance at June 30, 1998              19,757,659       $19,758       $6,139,643       $(7,723,959)       $(1,564,558)
                                      ----------       -------       ----------       -----------        -----------

           See Notes to Condensed Consolidated Financial Statements.

PART 1.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying condensed consolidated financial statements have been prepared by WorldWater Corp. (the "Company") without audit and reflect all adjustments (consisting only of normal and recurring adjustments and accruals) which are, in the opinion of management necessary to present a fair statement of the results for the interim periods presented. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. These condensed financial statements should be read in conjunction with the financial statement and footnotes thereto included as an exhibit to the Company's form 8-K dated June 20, 1997 and 10-K dated May 13, 1998 all previously filed with the Securities and Exchange Commission.


2. NET LOSS PER SHARE

         Net loss per share for the six months ended June 30, 1998 and 1997 is computed using the average number of common shares of stock outstanding during the period. Common stock equivalents are not considered in net loss per share because their effect would be anti-dilutive.


3. CONVERSION OF LONG TERM DEBT

         During the six months ended June 30, 1998 $861,000 of Long Term Debt and a note payable for $25,000 had matured was converted into equity. Accrued interest of $250,522 and $14,562 associated with these debts were also converted to equity.


4. DISPLAY SYSTEMS


         As part of the company's aggressive marketing efforts, AquaSafe(TM) Systems have been strategically placed in various third world countries and in a remote location just outside the Company's headquarters. The costs to the company was $47,574 for the systems and management has classified these as current assets on the Balance Sheet.

5. VALUE OF MARKETABLE SECURITIES


         As part of a settlement agreement between WorldWater Corp and Royal Capital Incorporated dated December 30, 1997 the company received 50,000 shares of the common stock of Proformix Systems, Inc. which are traded on the NASDAQ Electronic Bulletin Board. On December 31, 1997 these shares closed at a price of $3.25 per share giving a valuation of $162,500 to WorldWater Corp's holding. During the six months ended June 30, 1998 the company sold 10,000 shares and received $50,000 net proceeds from the sale. The company reported a realized gain of $17,500 on the sales of these securities. On June 30, 1998 these shares closed at $4.75 giving the remaining 40,000 shares a valuation to WorldWater Corp's holding of $190,000 and creating an unrealized gain of $60,000 on these securities.



6. ACCOUNTING CLASSIFICATIONS

         Figures from the prior period June 30, 1997 have been adjusted to reflect the current presentation for 1998. Management adjusted these account grouping to better reflect current operations. Accordingly, there is no change on Net Income during the prior period.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS


REVENUE. For the six months ended June 30, 1998 revenue decreased to $50,533 down from $433,664 in the same period in 1997. Revenue was lower than expected for this period due to delays in follow through orders from several markets. During 1997, a single order from the Philippine Government accounted for 87 percent of annual sales revenue.

GROSS PROFIT. A gross profit of $11,465 was recognized for the six months ended June 30, 1998 verse's a gain of $154,775 for the same period in 1997. Cost of sales was $39,068 for the six months ended June 30, 1998. The operating loss of $659,294 for the period ended June 30, 1998 was up from a loss of $315,822 for the same period in 1997 reflecting the large contract during 1997. The net loss of $713,051 for the six months ended June 30, 1998 was up from $431,305 for the same period in 1997, once again reflecting a large contract in 1997.

MANUFACTURING COSTS. Manufacturing costs decreased $8,366 for the six month period to June 30,1998 to $110,198 down from $118,564 from the same period of 1997. The decline in costs is related to lower sales during this period.


RESEARCH AND DEVELOPMENT. Research and development expenses decreased $16,473 for the six-month period to June 30,1998 to $44,605 down from $61,078 in the same period of 1997, reflecting the shift in focus from developing systems to marketing the Company's product line.


GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $12,469 to $215,320 for the six month period ended June 30, 1998, up from $202,851 in the same period in 1997.


SALES AND MARKETING. Sales and Marketing expenses increased $179,108 to $248,158 in the six month period ending June 30, 1998 up from $69,050 in the same period in 1997 which reflects a continuing strong focus on marketing the Company's product line.

SERVICE AND INSTALLATION. Service and Installation expenses also increased $33,424 to $52,478 for the period ended June 30, 1998, up from $19,054 in the same period in 1997.

INCOME TAXES. The Company recognized no income tax expense for the six month period ending June 30, 1998 and the year 1997. The Company had net operating loss carry forwards on December 31, 1997 resulting in a tax benefit to the company of $2,513,554.

LIQUIDITY AND CAPITAL RESOURCES


         Net cash used by all activities in the six months ended June 30, 1998 was $36,254 compared to a positive cash flow of $89,932 in the same period in 1997. The net cash used in operating activities during this six month period in 1998 was $750,525 compared to $895,814 in 1997. The primary reasons for the consumption of cash in 1998 were the reduction of current maturities by $171,000 and the net loss of $713,051 for the six months ended June 30, 1998.

         The Company's auditors have indicated that there is a substantial doubt about its ability to continue as a going concern. The Company has taken action to respond to this issue, including working with current debt holders seeking conversion of their debt into shares of common stock.

         During the six months ended June 30, 1998, $861,000 of long term debt which had matured and $25,000 of Notes Payable was converted into equity. Accrued interest of $265,084 associated with these loans was also converted into equity. The Company is also encouraging its warrant holders to exercise their warrants at this time in order to provide an efficient and inexpensive means of raising capital. During the six months ended June 30, 1998 warrants for $320,080 were exercised which was converted to equity as part of $465,265 investment mentioned in the following paragraph.

         Cash provided by financing activities in the six months ended June 30, 1998 was $665,346 compared to $1,032,169 in 1997. This increase in cash during the six months ended June 30, 1998 was the net result of an equity investment of $680,080 and repayment of notes payable for $50,900.

         The Company has also retained the investment banking firm of Dominick & Dominick, Inc. to act as a financial advisor. Potential investment groups are now being contacted in the United States and Europe. Failure to obtain sufficient funding may significantly curtail planned company growth. In addition the Company is continuing to market its products to developing countries.



SALE OF RESTRICTED SECURITIES DURING THE SECOND QUARTER 1998.

         The company received $63,500 during the second quarter for the issuance of Common stock shares in which a warrant was exercised for 160,000 shares.

FORWARD LOOKING STATEMENTS:

MARGINS FOR THE REMAINDER OF THE YEAR MAY BE INCONSISTENT
Implementation of the company products requires varying levels of international commitments to training, installation and service. Special engineering requirements may also exist at installation sites affecting costs of implementing projects. Thus, variation of profit margins exist for delivering the same products. Also many contracts will have a mix of products which make profit forecasting for individual projects more difficult.

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

DATE: June 30, 1998                               WORLDWATER CORP.


By:  /s/ Quentin T. Kelly                         By: /s/ Peter I. Ferguson
     -----------------------                          ------------------------
         Quentin T. Kelly                             Peter I. Ferguson
         Chairman & CEO                               Vice-President