Form 10QSB
period 1998-09-30
WORLDWATER CORP
filed 1998-11-13
CIK 811271

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                   FORM 10-QSB

                 [x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

                                 Yes /X/ No / /

 As of the close of business on November 10, 1998, there were 21,418,189 shares of the Registrant's Common Stock, $.001 par value, outstanding.

WORLDWATER CORP.

QUARTERLY REPORT ON FORM 10-QSB

PART I.

FINANCIAL INFORMATION                                                   Page No.

Item 1.           Condensed Consolidated Financial Statements                  3
                  Condensed Consolidated Balance Sheets
                  as of September 30, 1998 (Unaudited) and
                  December 31, 1997 (Audited)

                  Condensed Consolidated Statements of                         4
                  Operations (Unaudited) for the three months ended September 30, 1998 and 1997, and the nine months ended September 30, 1998 and 1997

                  Condensed Consolidated Statements of Cash                    5
                  Flows (Unaudited) for the nine months ended
                  September 30, 1998 and 1997

                  Condensed Consolidated Statements of Stockholders'           6
                  Equity (Unaudited) for the period January 1,1998
                  Through September 30, 1988.

                  Notes to the Condensed Consolidated                        7-8
                  Financial Statements (Unaudited)

Item 2.           Management's Discussion and Analysis of                   9-11
                  Financial Condition and Results of Operations

PART II. OTHER INFORMATION

Item 1            Signatures                                                  12

Item 2            Exhibit 27        Financial Data Schedule

WORLDWATER CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 1998 and December 31, 1997

                                                                9/30/98           12/31/97
                                                              -----------        -----------
Current Assets:
  Cash and Cash Equivalents                                   $    46,599        $    61,160
  Accounts Receivable                                              30,844             60,529
  Marketable Securities                                            87,200            162,500
  Inventory                                                       118,624             83,858
  Display Systems                                                  55,735                 --
  Prepaid Expenses                                                     --              2,627
                                                              -----------        -----------
Total Current Assets                                              339,002            370,674
                                                              -----------        -----------
Non-Current Assets:
 Property, Plant, and Equipment, Net                               40,102             47,875
 Short Term Investments-Restricted                                     --             43,973
 Other Assets                                                      11,085              8,384
                                                              -----------        -----------
TOTAL ASSETS                                                  $   390,189        $   470,906
                                                              ===========        ===========
Current Liabilities:
  Accounts Payable & Other Accrued Expenses                   $   315,613        $   343,123
  Employment taxes/benefits                                        46,113             25,301
  Accrued payroll                                                 179,250            169,250
  Accrued interest                                                290,978            498,136
  Notes Payable                                                   454,647            179,181
  Current maturities of long-term debt                            889,650          2,021,650
                                                              -----------        -----------
Total Current Liabilities                                       2,176,251          3,236,641
                                                              -----------        -----------
TOTAL LIABILITIES                                               2,176,251          3,236,641
                                                              -----------        -----------
Stockholders Deficiency:
 Common Stock                                                      21,418             15,289
 (Par value $.001;  30,000,000 shares
 authorized; issued and outstanding September 30, 1998--
 21,418,189 and December 31, 1997 --15,288,502 )
 Additional paid-in capital                                     6,282,822          4,229,884
 Accumulated Deficit                                           (8,090,302)        (7,010,908)
                                                              -----------        -----------
TOTAL STOCKHOLDERS' DEFICIENCY                                 (1,786,062)        (2,765,735)
                                                              -----------        -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                $   390,189        $   470,906
                                                              ===========        ===========

            See Notes to Condensed Consolidated Financial Statements

WORLDWATER CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended September 30, 1998 and 1997, and for the nine months ended September 30, 1998 and 1997

                                              3 Months                                 9 Months
                                     9/30/98             9/30/97              9/30/98            9/30/97
                                   ------------        ------------        ------------        ------------
Sales                              $      1,112        $     12,780        $     51,645        $    446,444
Cost of Goods Sold                          445               7,412              38,725             363,681
                                   ------------        ------------        ------------        ------------
  Gross (Loss) Profit                       667               5,368              12,920              82,763
                                   ------------        ------------        ------------        ------------
Operating Expenses:

Manufacturing Costs                      54,915              77,380             169,840             152,852
Research & Development                   22,643              32,524              68,882              64,435
Service & Installation                   28,815              13,042              81,293              35,780
Sales & Marketing                       105,512              69,209             347,576             185,126
General & Administrative                123,639              97,913             347,651             245,091
                                   ------------        ------------        ------------        ------------
  Total Operating Expenses              335,524             290,068           1,015,242             683,284
                                   ------------        ------------        ------------        ------------
Operating (Loss) Profit                (334,857)           (284,700)         (1,002,322)           (600,521)
                                   ------------        ------------        ------------        ------------
Other Expenses

  Interest Expense                       25,890              71,068              83,174             180,592
  Other Expense (Income)                 (2,027)             (7,668)             (6,102)             (1,709)
                                   ------------        ------------        ------------        ------------
Total Other Expense (Income)             23,863              63,400              77,072             178,883
                                   ------------        ------------        ------------        ------------
Net Loss                           $   (358,720)       $   (348,100)       $ (1,079,394)       $   (779,404)
                                   ============        ============        ============        ============
Net Loss Per Share                 $     (0.018)       $     (0.025)       $     (0.059)       $     (0.065)

Average Shares Outstanding           19,967,964          14,113,696          18,417,243          11,944,823

            See Notes to Condensed Consolidated Financial Statements

WORLDWATER CORP.
CONDENSED CONSOLIDATED  STATEMENTS OF CASH FLOWS
For the nine-months ended September 30, 1998 and 1997

                                                              9/30/98            9/30/97
                                                            -----------        -----------
Net loss                                                    $(1,079,394)       $  (779,404)

Adjustments to Reconcile Net Loss to
Net Cash Used in Operating Activities:
              Depreciation                                       14,792             40,198
              Charges relating to common stock issued             4,764
              for services
Changes in Assets and Liabilities:
              Accounts Payable & Accrued Expenses               (27,510)           (58,778)
              Employment Taxes                                   20,812                 --
              Prepaid Expenses                                    2,627                 --
              Accrued Interest                                   78,186            238,410
              Inventory                                          34,766             36,698
              Accrued Salaries                                   10,000            (36,027)
              Accounts Receivable                                29,685            (40,596)
              Displays in Foreign Countries                     (55,735)                --
                                                            -----------        -----------
Net Cash Used in Operating Activities                          (967,007)          (599,499)
                                                            -----------        -----------
Cash Flows from Investing Activities:
              (Increase) in Other Assets                         (2,701)                90
              Proceeds from Securities                           50,000
              Capital Expenditures                               (7,019)           (53,901)
              Decrease in Notes Receivable                           --             (3,748)
                                                            -----------        -----------
Net Cash Used in Investing Activities                            40,280            (57,559)
                                                            -----------        -----------
Cash Flows from Financing Activities:
              Proceeds from Notes Payable                       326,366                266
              Repayment of Notes Payable                        (50,900)
              Repayment of Current Maturities                  (171,000)
              Proceeds from Issuance of Common Stock            807,700            723,263
                                                            -----------        -----------
Net Cash Provided by (Used In) Financing Activities             912,166            723,529
                                                            -----------        -----------
Net Increase (Decrease) in Cash                                 (14,561)            66,471
Cash at Beginning of Year                                        61,160             14,296
                                                            -----------        -----------
Cash at end of Third Quarter                                $    46,599        $    80,767
                                                            ===========        ===========
Schedule of noncash investing/financing activities :
   Changes in Assets & Liabilities
              (Decrease) in the value of
                 Marketable Securities                      $   (42,800)       $        --
              Accrued Interest converted to Equity              285,903                 --
  Financing Activities
              Current Maturities converted to Equity            961,000            705,350
              Conversion of Note Payable to Equity          $    25,000        $        --

            See Notes to Condensed Consolidated Financial Statements

                                 WorldWater Corp
                 Consolidated Statements of Stockholders' Equity
            For the Period January 1, 1998 through September 30, 1998

                                                                          Additional                            Total
                                      Common Stock   (Par Value $.001)    Paid-In            Accumulated        Stockholders
                                      Shares              Amount          Capital            Deficit            Equity
                                      -----------       -----------       -----------        -----------        -----------
Balance at January 1, 1998             15,288,502       $    15,289       $ 4,229,884        ($7,010,908)       ($2,765,735)

Issuance of common stock
for cash                                2,051,169             2,051           484,769                 --            486,820

Debentures and accrued interest
converted into common stock             2,506,385             2,506           983,835                 --            986,341

Issuance of common stock
for bridge loans converted                681,354               681           245,319                 --            246,000

Issuance of common stock
for note payable converted                 78,869                79            39,483                 --             39,562

Issuance of common stock
for warrants exercised                    800,000               800           320,080                 --            320,880

Issuance of common stock
for services rendered                      11,910                12             4,752                 --              4,764

Net loss for the nine months
ended September 30, 1998                       --                --                --         (1,079,394)        (1,079,394)

Recognized gain on
marketable securities                          --                --            17,500                 --             17,500

Unrealized increase in value of
marketable securities                          --                --           (42,800)                --            (42,800)
                                      -----------       -----------       -----------        -----------        -----------
Balance at September 30, 1998          21,418,189       $    21,418       $ 6,282,822        $(8,090,302)       $(1,786,062)
                                      -----------       -----------       -----------        -----------        -----------

See Notes to Condensed Consolidated Financial Statements

PART I. ITEM 1.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements have been prepared by WorldWater Corp. (the "Company"), without audit, and reflect all adjustments (consisting only of normal and recurring adjustments and accruals) which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. These condensed financial statements should be read in conjunction with the financial statements and footnotes thereto included as an exhibit to the Company's form 8-K dated June 20,1997 and 10-K dated May 13, 1998, all previously filed with the Securities and Exchange Commission.

2.       NET LOSS PER SHARE

         Net loss per share for the three months ended September 30, 1998 and 1997, and the nine months ended September 30, 1998 and 1997 is computed using the average number of common shares of stock outstanding during the period. Common stock equivalents are not considered in net loss per share because their effect would be anti-dilutive.

3.       CONVERSION OF LONG TERM DEBT

         During the nine months ended September 30, 1998, $961,000 of long-term debt and a note payable for $25,000 were converted into equity. Accrued interest of $271,341 and $14,562 associated with these debts was also converted to equity.

4.       DISPLAY SYSTEMS

         As part of the Company's aggressive marketing efforts, AquaSafe(TM) Systems have been strategically placed in various emerging countries. The costs to the Company were $55,735 for the systems, and management has classified these as current assets on the balance sheet.

5.       VALUE OF MARKETABLE SECURITIES

         As part of a settlement agreement between WorldWater Corp. and Royal Capital Incorporated dated December 30, 1997 the Company received 50,000 shares of the common stock of Proformix Systems, Inc., which are traded on the NASDAQ Electronic Bulletin Board. On December 31, 1997 these shares closed at a price of $3.25 per share or a valuation of $162,500 for WorldWater Corp.'s holding. During the nine months ended September 30, 1998 the Company sold 10,000 shares and received $50,000 net proceeds from the sale reporting a recognized gain of $17,500. On September 30, 1998 the remaining 40,000 shares closed at $2.18 per share, or a valuation of $87,200 for WorldWater Corp.'s holdings.

6.       ACCOUNTING CLASSIFICATIONS

         Figures from the prior period September 30, 1997 have been adjusted to reflect the current presentation for 1998. Management adjusted the account groupings to better reflect current operations. These adjustments did not change the net income for the prior period.

PART I. ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Statements in this quarterly Report on Form 10-Q concerning the Company's outlook or future economic performance: anticipated profitability, gross billings, commissions and fees, expenses or other financial items; and statements concerning assumptions made or exceptions to any future events, conditions, performance or other matter are "forward looking statements" as that term is defined under the Federal Securities Laws. Forward looking statements are subject to risks, uncertainties, and other factors which would cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, (1) that there can be no assurance that the Company will grow profitably or manage its growth, (2) risks associated with acquisitions, (3) competition, (4) the Company's quarterly results have fluctuated in the past and are expected to fluctuate in the future,
(5) the loss of services of key individuals which could have a material adverse effect on the Company's business, financial condition or operating results, (6) risks associated with operating in emerging countries.

OVERVIEW

WorldWater Corp is a full-service water engineering and solar energy company, which designs, develops and markets proprietary technology relating to water needs and solar power applications. The Company occupies a unique niche in international marketing--supplying emerging governments and industry throughout the world with solar electric powered products and performing all phases of the water cycle: from finding, to pumping, purifying, detoxifying, desalinating, storing and recycling water. WorldWater has developed a proprietary solar-driven water pump, the AquaSafe(TM), which can pump water from great depths, making it possible to supply water to communities and to irrigate lands which might otherwise lie barren. These newly developed solar pumps can supply remote town or farm water to larger areas over longer periods of time at significantly less cost and less maintenance than other pumping methods currently in use.

The mission of the Company is to position itself as the leader and principal supplier of renewable energy and remote water supply for emerging nations throughout the world.

In mid-1997, the Company made its first production shipment of its proprietary products (to the Philippines) and has since begun limited operations in 16 emerging nations in Asia, Latin America and Africa. In recent weeks, the Company signed a government contract (September 26, 1998) with one of the nine provinces in Ethiopia to provide hydrogeological studies at that same government's request the Company has drafted an additional contract to supply solar pumping and electrical equipment; subsequent to the closing date of this quarter, the Company has accepted orders to supply immediately its solar equipment to Haiti (purchased by a Non-Governmental Organization) and additional pumps to supplement its earlier shipment to the Government of Tanzania.

During the early stage of market penetration, marketing and related costs invariably exceed revenues. Management anticipates that as target markets for solar equipment become more fully developed, operating profits will be achieved.

RESULTS OF OPERATIONS

REVENUE. For the nine months ended September 30, 1998 revenue decreased to $51,645, down from $446,444 in 1997 with the third quarter 1998 contributing revenue of $1,112, down from $12,780 in the same period in 1998. The nine-month revenue decrease resulted from delays in buyer financing of existing projects and new pending orders from several markets.

GROSS PROFIT. Gross profit of $12,920 was recognized for the nine months ended September 30, 1998 as against a profit of $82,763 for the same period in 1997. Cost of sales was $38,725 down from $363,681 from the previous period. The operating loss was $334,857 for the third quarter in 1998 compared to an operating loss of $284,700 for the same period in 1997.

MANUFACTURING COSTS. Manufacturing costs increased $16,988 for the nine-month period to $169,840, up from $152,852 from the same period of 1997. The Company will continue to operate with a trimmed staff until significant contracts result.

SELLING AND MARKETING. Sales and marketing expenses increased by $162,450 in the nine-month period ending September 30, 1998 to $347,576, up from $185,126 in the same period of 1997. Selling and marketing expenses increased $36,303 to $105,512 in the third quarter of 1998, up from $69,209 in the same period of 1997. The Company continues to aggressively market the Company's product line and various consulting services.

RESEARCH AND DEVELOPMENT. Research and development expenses increased $4,447 for the nine-month period to $68,882, up from $64,435 in the same period of 1997. Research and development expenses declined by $9,881 to $22,643 in the third quarter of 1998, down from $32,524 in the same period of 1997.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $102,560 to $347,651 for the nine month period ended September 30, 1998, up from $245,091 in 1997. These expenses increased by $25,726 to $123,639 in the third quarter of 1998, up from $97,913 in the same period of 1997. These increases are due primarily to costs associated with public company reporting requirements, additional accounting staff and costs of financial advisors.

INCOME TAXES. The Company recognized no income tax expense for 1997 and 1998 to date. The Company has net operating loss carry forwards resulting in a potential tax benefit to the Company as of January 1, 1998 of approximate $2.5 million. The Company recently entered into an agreement with Technology Tax Certificate, L.L.C. to sell approximately $4.5 million in New Jersey State Tax Loss Carry forwards. The new law allows the Company to sell its losses to profitable companies in the State for a minimum of seventy-five (75%) percent of the tax value. The law becomes effective in New Jersey January 1, 1999 and the Company expects to receive about $280,000 net proceeds from the sale.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents decreased by $14,561 to $46,599 from December 31, 1997 to September 30, 1998.

Net cash used by all activities in the nine months ended September 30, 1998 was $14,561 compared to net cash provided from all operations of $66,471 in the same period in 1997. The net cash used in operating activities during this nine-month period in 1998 was $967,007 compared to $599,499 in 1997. The primary reasons for the consumption of cash in 1998 were the reduction of current maturities by $171,000 and the net loss of $1,079,394 for the nine months ended September 30, 1998.

The Company's auditors indicated in their December 31, 1997 Annual Audit Report that there was substantial doubt about its ability to continue as a going concern. The Company has taken action to respond to this going concern issue. This is defined by generally accepted accounting principles as the possibility that current capital resources might be insufficient to meet obligations over the next twelve months. The Company has contacted debt holders regarding conversion of their debt into shares of common stock having the following success: during the nine months ended September 30, 1998, $961,000 of long term debt and $25,000 of notes payable were converted into equity. Accrued interest of $285,903 associated with these loans was also converted into equity. The Company continues to encourage its warrant holders to exercise their warrants in order to provide an efficient and inexpensive means of raising capital. During the nine months ended September 30, 1998 warrants for $320,080 were exercised and converted to equity.

Cash provided by financing activities in the nine months that ended September 30, 1998 was $912,166 compared to $723,529 in 1997. This increase in cash was primarily due to an equity investment of $807,700.

SALE OF RESTRICTED SECURITIES DURING THE THIRD QUARTER 1998

The Company issued 1,024,530 Common Stock shares for net proceeds of $126,820.

THE YEAR 2000.

The use of computer systems that rely on two-digit programs to perform computations or other functions may cause such systems to malfunction with respect to the year 2000 and subsequent years. Like many other entities, the Company is currently assessing its computer software and database with respect to its functionality beyond the turn of the century. The extent and estimated cost of the modifications which will be required cannot yet be determined, although it is expected that such expenditures will not have a material effect on the financial conditions and results of operations of the Company. There can be no assurance, however, that the year 2000 problem will be resolved successfully and in a timely fashion or that any failure or delay by the Company or any third parties which interact with the Company in achieving year 2000 compliance will not have an adverse effect on its operations.

PART 2. ITEM 1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereby duly authorized.

DATE:    September 30, 1998                          WORLDWATER CORP.

By:      /s/ Quentin T. Kelly                        By:   /s/ Peter I. Ferguson
         ---------------------                             ---------------------
         Quentin T. Kelly                                  Peter I. Ferguson
         President & CEO                                   Vice-President