Form 10KSB
period 1998-12-31
WORLDWATER CORP
filed 1999-04-15
CIK 811271

                            FORM 10-KSB ANNUAL REPORT

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required) for the fiscal year ended December 31, 1998

WorldWater Corp.

Nevada                                           33-0123045

(State or other jurisdiction of                  (IRS Identification Number)
Employer corporation or organization)

55 Route 31 South, Pennington, NJ                08534


(Address of principal executive offices)         (Zip Code)


Issuer's telephone number (609) 818-0700

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12 (g) of the Exchange Act: Common Stock, $0.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and
(2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-KSB or any amendment to this form 10-KSB.

The issuer's revenue for its most recent fiscal year was $45,451.

On April 14, 1999 the aggregate market value of the outstanding stock held by non-affiliates of the registrant was approximately $14,773,825.

The number of shares of Common Stock outstanding as of April 14, 1999 was 24,994,904.

                            FORM 10-KSB ANNUAL REPORT

PART I

ITEM 1. DESCRIPTION OF BUSINESS

         WORLDWATER'S MISSION IS TO BECOME THE LEADING PROVIDER OF SOLAR POWERED WATER PUMPING AND ELECTRICAL SYSTEMS IN EMERGING NATIONS THROUGHOUT THE WORLD.

         WorldWater Corp. (the "Company") designs, develops and markets proprietary technology relating to solar energy and water engineering, including solar power products and international water management consulting. The Company's primary products are cost effective power systems driven entirely by solar energy, such as proprietary water pumping AquaSafe(TM) and solar electric SolPower(TM) systems. The Company's primary customers are developing countries which require non-traditional means of fulfilling their energy and water needs. The greatest potential for PV technology is in developing countries where roughly 2 billion people lack electricity and water. Each year several billion dollars from various international, national and regional sources are spent on water and independent power projects within the emerging countries.

         The Company was incorporated in the state of Nevada on April 3, 1985 under the name Golden Beverage Company. In April 1997, the Company entered into a reverse merger transaction with WorldWater, Inc., a Delaware corporation formed in January 1984. Since the merger transaction, the Company, under the name of WorldWater Corp., has been engaged exclusively in the solar/water power industry. The Company stock is publicly traded on the OTC Bulletin Board under the symbol WWAT.

         The Company has centralized its production, servicing and administration functions at its main plant located at 55 Route 31 South in Pennington, New Jersey 08534.

(a)      Major Customers and Export Sales

         The Company's major customers continue to be national and regional Governments, their Ministries and Departments responsible for power and water. They include:

         Sri Lanka: The Company has designed a project at the request of the Ministry of Aquatics and Fisheries, which has decided to upgrade the quality of life of people in fishing villages throughout the island by installing solar electricity and delivering safe drinking water. The Company has submitted its project proposal, which includes project financing engendered by the Company for $9,455,000. Approval and commencement of operations are expected in mid-1999.

         Philippines: The Company has several projects in varying phases of development following on the success of the 25 AquaSafe(TM) drinking water and irrigation systems ($427,500) installed in 1997/98. The change of Administrations in July 1998 has delayed these pending projects, but the Company has been notified that the several projects involving rural water and electrification will be revisited by the new Administration in 1999, when the Company plans to open offices in Manila and establish WorldWater (Philippines) Inc. to capitalize on its existing business opportunities there.

         Ethiopia: The Company demonstrated its AquaSafe(TM) equipment to senior Government officials and decision-makers in the capital of Addis Ababa. As a result, the Company received requests from eight regional governments for hydrogeological studies to locate water fields, which studies will be used as precursors to full scale water development projects utilizing the Company's solar equipment. WorldWater was also invited to bid on a remote major river irrigation project using its solar pumps, with results to be known in May 1999. The Company's other projects are scheduled for budgeting and execution in 1999.

         Tanzania: The Company sold and installed its solar pumping equipment in the capital of Dar es Salaam to supply clean water to the city's main meat processing plant. The solar pumping operation was inaugurated by the Prime Minister and attended by senior government officials. As

                            FORM 10-KSB ANNUAL REPORT


         a result of the success of the WorldWater system, the Ministry of Water has signed a Memorandum of Understanding (MOU) with the Company to establish a financially self-sustaining rural water supply project to be implemented on a national level, starting with pilot projects in 7 water districts. The Company expects to complete the financing through E&Co, a Rockefeller Foundation supported renewable energy service Company of the pilot projects in the first half of 1999 and to start implementation in the second half. Multilateral organizations have expressed interest in financing the next stages of these projects. The Company shipped other solar pumps to rural areas, installed these systems and provided technical training to the technicians of the Drilling and Dam Construction Agency, which is expected to be the Company's implementation partner in future projects in Tanzania.

         Djibouti: After observing the Company's AquaSafe(TM) system in operation, the Ministry of Water requested the Company to analyze the requirements of converting 350 diesel pumps to solar pumps. The Company has recommended to the Ministry that 80 of the wells are suitable for conversion to solar immediately, while further data on the remaining locations is under study by the Company. Financing of the initial phase of $1.6 million is budgeted for Summer,1999.

                  Because of the nature of its business with Governments, the Company's sales and revenues are dependent upon the annual budgetary periods of the sovereign and regional governments and international funding agencies. Results of selling efforts therefore are generally reflected in the budgetary year following the presentation and agreement to purchase. For this reason, despite its many successful demonstrations, negotiations and agreements in 1998, the Company's sales for the year were only $45,451, reflecting the limited discretionary funds outside the standard budgetary process available to the government and agency departments. (See (c) Marketing (below)). And as referenced above, the Company's expectations of sales from one of its major customers, the Republic of the Philippines, did not materialize as a result of national elections and the change of Administrations. The Company expects to resume its activities in the Philippines in the first half of 1999.

(b)      Products

AquaSafe(TM)

         WorldWater Corp.'s photovoltaic solar water pumping systems deliver from 2,400 to 60,000 gallons of water daily for drinking or irrigation purposes. The volume generated depends on a range of factors such as the depth of the water, number of solar panels used, pump size, amount of solar radiation, season of the year and the daily hours of sunlight. The principal markets for such systems are located in the developing world where an estimated 2 billion people live without adequate water supplies for personal consumption, sanitation, and agriculture.

         The Company's core proprietary AquaSafe(TM) technology is a solar powered pumping system comprising a photovoltaic (PV) solar array which generates DC current and voltage; a variable speed motor drive connected to the array (AquaDrive(TM)); a three-phase AC motor connected to the motor drive; a pump connected to the motor. The motor drive includes a circuit that helps to extract maximum power from the array in order to optimize motor speed.

SolPower(TM)

         WorldWater Corp.'s solar powered electricity systems are used to generate electricity for lighting, TV, radio, computers and a host of other uses. The major purpose is to offer electric power in locations that are off the electric grid, such as rural households, village halls or schools in remote locations. The key market for this power system is in developing countries where those living outside major cities are not connected to the electrical grid system.

         SolPower(TM) can also be used to power Security Lights and backup Security Power systems, which are particularly useful for US Government and foreign building operations and industrial projects, such as pipelines and remote communications projects.

                            FORM 10-KSB ANNUAL REPORT


         The Company introduced a number of new products in 1998 including:
Solar power systems for churches and mosques to power lights and fans; SolPrayer(TM) -- a solar powered call-to-prayer public address system for mosques; SolPal (TM) -- solar powered street lights.

(c)      Marketing

         WorldWater's products are marketed primarily internationally in developing nations where electrical power and clean water are not generally accessible and where there is thus very large demand - literally billions of dollars annually. The Company now has its proprietary solar pumping and solar electrical systems operating in the Philippines, Sri Lanka, Tanzania, Ethiopia, Djibouti, South Africa and other countries in Africa and South America.

         In order to maintain close contacts with these Governments through their embassies and with US Government departments and agencies as well as such inter- and multinational organizations as the World Bank and the Inter-American Bank, the Company in 1998 established an office in Washington DC. The Company Representative retired Ambassador Alan Lukens, a career foreign officer who spent many years in Africa, Europe and the Caribbean for the US State Department, has strengthened Company efforts by adding and maintaining new contacts for marketing support within the government structure, particularly the State Department and the Pentagon.

         The Company's marketing efforts in 1998 were largely concentrated in identifying specific project opportunities that had the potential for long term growth and large value, and identifying institutional sources that are capable and willing to finance these projects. In general, the long term market potential of any emerging country is less predictable compared with that of a developed industrial country because emerging nations present higher degrees of political and currency risks. WorldWater marketing goals and forecasts are adjusted from time to time based on new developments in any particular country.

         Because of the economics involved in doing business overseas, WorldWater's strategy is to seek large contracts in the range of $500,000 to $10,000,000 or more. Winning contracts of this magnitude can entail months or even years of development effort in a target market; consequently, actual sales and operating income may vary widely from forecasts, either up or down (See (a) above).

         Over the long term, however, the rapid growth of the solar industry worldwide, doubling to more than $1.5 billion in the 1990's, is expected by energy economists to triple again in worldwide revenues before the year 2005. Solar energy will command an ever-larger percentage of total world energy use and WorldWater solar products can be expected to participate in that growth.

         And the need and price for water worldwide is growing annually. The United Nations officially estimates that $8 billion annually is currently spent in providing safe drinking water in developing countries, and that $100 billion will be required over the next 5 years. WorldWater is strongly positioned in both of these solar power and water markets (See (d) below).

         The following is a discussion of the Company's efforts in some of the countries where the Company is demonstrating viable sales activities and opportunities:

Sri Lanka: See Major Customers, Item 1. Description of Business (above)

Ethiopia: See Major Customers (above)

Tanzania: See Major Customers (above)

Djibouti: See Major Customers (above)

Philippines: See Major Customers (above)

                            FORM 10-KSB ANNUAL REPORT


Somaliland: The Company was appointed by President M.I. Egal to be the Master Implementation Contractor for water for this entire region of what was formerly the northwestern area of Somalia. The Company responded to a crisis in the municipal water supply system of Hargeisa, the capital city, by sending two senior engineers to assess the emergency and recommend immediate and long term solutions. The Company's team prepared a detailed report for the Government and the on-site international agencies (UNDP, UNHCR, UNICEF etc.) outlining an appropriate solution to the urgent problem for a total budget of $10 million. The Company's report also identified certain immediate improvements needed for a cost of $1 million as the first phase of the larger project. This report is being used by the Water Ministry to secure financing for this project and the Company is assisting the Ministry to secure the financing from different sources, including the Islamic Development Bank. The Company continues to be in close communication with the President's office regarding the project financing effort.

Kenya: The Company signed a contract in 1998 with the Non-Governmental Organization (NGO) Northern Aid for $2.2 million to prepare a hydrological study, drill wells and emplace water pumping systems in the remote northeastern sector of the country. Northern Aid is awaiting the funding it arranged with the Islamic Development Bank to begin the project in 1999.

Haiti: A contract to deliver water and power to a shelter maintained by the Missionaries of the Poor was instituted near Cap Haitien by the Company. First phase installation of an AquaSafe pump and SolPower electricity was scheduled for early 1999.

Uganda: The Company installed a demonstration unit at President Museveni's cattle ranch near Entebbe. Uganda has a relatively well developed solar market and the Company believes that it can find significant opportunities there. This demonstration is the first step in realizing this potential.

Ecuador: The Company has submitted a proposal to the Department of Renewable Energy for a regional rural electrification project for bringing home lighting systems to about 600 homes in the Bolivar region. The Company has also submitted proposals to several municipalities to upgrade their municipal water supply systems using solar pumps and financing from private institutions. The Company plans to continue its efforts in Ecuador by entering into fee-for-service contracts with regional electric and water utility companies.

(d)      Market Size

         Over the last 15 years the photovoltaic (PV) industry has grown in revenues from $2 million to $1.5 billion. Advances in PV technology and corresponding reduction in costs continue to fuel the increasing demand for PV power. As stated earlier, the greatest potential for PV technology is in developing countries where roughly 2 billion people lack electricity and water. Applications range from remote pumping, irrigation, telecommunications and lighting, to village size power production. Worldwide PV module shipments continue at an accelerating rate. Global shipments of PV modules reached 89.6 Megawatts (MW) in 1996, 126 MW in 1997, and an estimated 180 MW in 1998.

         Formal reports and market analyses of the countries that WorldWater services are not available. However, based on estimates by UNDP and World Bank, to bring safe drinking water to the 2 billion people who are without access to safe drinking water and who are targeted for such access by the international financial agencies and national and regional Governments will cost approximately $50 per person, or $100 billion total. Although the national and international agencies obviously do not have such budgets, they are making concerted efforts to involve the private sector and all levels of national, regional and local governments to finance these top priority projects with the goal of achieving full coverage by the year 2004. These efforts include implementation of self-financing businesses similar to WorldWater's pending programs in Tanzania and the Philippines. A similar sized investment of $100 billion is needed to bring electricity to people. For example, the Company's analysis of the remote power market in the Philippines, where only 28 of the 2800 inhabited islands have access to electricity, shows that a modest 10% penetration by solar power represents a market opportunity of about $1 billion.

                            FORM 10-KSB ANNUAL REPORT


         WorldWater is presently creating a network of representatives, distributors, licensees and joint ventures in the most significant world markets. The Company has initiated discussion with potential Philippine partners to set up WorldWater-Philippines to manufacture and market solar modules and AquaSafe(TM) systems in the Philippines and, as the market develops, to export to other Southeast Asian nations.

(e)       Marketing Strategies

          As stated, WorldWater's strategic mission is to become the leading provider of solar powered water pumping and electrical systems in emerging nations throughout the world.

          WorldWater is marketing the AquaSafe(TM) pumping system and its other water/solar products worldwide to both institutional public and private markets.

          The institutional public and private sectors, including governments, contribute billions of dollars in emerging nations to water and small power projects that fall within the scope of WorldWater's business. These sectors represent the largest potential markets for the Company products in the near future. In addition to governments, the public institutions consist primarily of national and international organizations that assist developing countries, most of which are in tropical zones and have a dramatic, recognized need for water in areas without available and economical electric power supplies. Such organizations include:

      -  Government Water, Energy and Agricultural Ministries

      - multilateral international assistance agencies, such as the World Bank, UNICEF, the United Nations Development Program (UNDP), the World Health Organization (WHO) and the Food and Agricultural Organization (FAO), and

      - regional banks, such as the African Development Bank, the Inter-American Development Bank and the Asian Development Bank, and

      - bilateral development agencies in the aid-giving nations [(e.g. U.S. Agency for International Development (USAID), Canadian International Development Agency (CIDA) and Swedish International Development Agency
         (SIDA)] as well as smaller agencies in the developing nations, and

      - quasi-public (non-profit, private) Non-Governmental Organizations (NGO's) such as CARE (USA, Canada etc.), Save the Children, World Vision, Food for the Hungry, Doctors Without Borders etc. and various religious organizations (e.g. Christian and Islamic groups) and service clubs (Rotary, Lions etc.) which contribute substantially to aid efforts.

         All of the above agencies and organizations work with and assist emerging nation governments which wish to purchase the WorldWater products.

     International organizations and NGO's can be slow to approve a new product. WorldWater, however, has already achieved high visibility, interest and in many cases approval. The advantages of dealing with these organizations are that:

      - the development agencies/NGO's serve many different countries that combine a desperate need for low cost water pumping with a good availability of solar energy,

      - acceptance by one development agency promotes acceptance by the others, thus greatly reducing the length of the business development cycle,

      - acceptance by recognized experts in the international community gives WorldWater an implied endorsement that helps in private marketing, and

                            FORM 10-KSB ANNUAL REPORT


      - the international development agencies/NGO's have substantial available monies for water supply systems and pay dependably.

         Marketing to the public sector is being done principally through Company personnel, consultants and sales representatives, as well as through information articles in relevant international newsletters and magazines (such as Solar journals, UNICEF, USAID and World Bank publications), participation in international trade shows and conferences, targeted mailings, and journal advertising. These methods are used to contact government agencies in developing countries that have a program to purchase the pumps and the international assistance agencies that fund these programs. CEO Quentin Kelly, Vice President Tom Leyden and WorldWater's executives and consultants have extensive contacts with government officials in many countries that are potential customers and with the highest executive levels in many key international assistance agencies. These contacts have enabled demonstrations of the Company's products to appropriate officials, resulting in agreements and sales in its target countries.

         Recognizing that lack of availability of project financing is a major impediment to marketing its products, the Company has identified a number of channels to bring financing to projects. These channels include:

         Somali Water Emergency Fund: The Company has helped establish a trust fund to be managed by Winrock International, the Winthrop Rockefeller organization, which will seek charitable donations from major Islamic and other Charities worldwide. The fund expects to start receiving pledges in the second quarter of 1999. The proceeds of this fund will be used to finance water development projects including installation of solar pumps in all regions of the Horn of Africa (East Africa) where Somali peoples live.

         The Company is actively working to broaden its sources and means of offering multi-year financing to buyers of WorldWater products. The Company thus maintains contacts with Federal and State agencies including the U.S. Export/Import Bank (Exim), the Small Business Administration, New Jersey's Economic Development Agency, as well as various international banks and forfeiting companies and other potential sources to obtain lines of credit, credit guarantees and bid guarantees.

         In addition the Company has initiated discussions with private energy investment services such as E&Co and the $300 million Aqua Fund and the international law firm of Coudert Brothers to establish an international water fund, aimed specifically at providing project financing for solar powered water projects.

(f)      Research and Development

         Research and Development expenditures were $167,563 and $241,209 in 1998 and 1997, respectively. In addition to its present pumps that have delivery capacities between 5 and 250 gallons per minute, WorldWater has other water and solar products in various stages of research and development.

         For example, the Company has developed a prototype water diagnostics kit called the AquaTester(TM) that can determine if water is contaminated by placing a small quantity in the AquaTester(TM) incubator, which can be operated by solar power in the field or by other electrical input. After 24 hours, the user can tell if the water is polluted by certain color changes. The Company is working in collaboration with IDEXX Laboratories of Maine, which produces the chemical reagents used in the AquaTester(TM) process.

         The Company is also exploring the possibilities of combining its AquaSafe(TM) and AquaTester(TM) systems with various water purification units in those areas where clean water is otherwise difficult to find.

                            FORM 10-KSB ANNUAL REPORT


         The Company has submitted cost sharing grant applications to various NJ state agencies in collaboration with Rutgers University to develop solar powered "drip irrigation" systems. The Company expects to implement this development program in 1999.

         The Company has developed a new and improved proprietary electronic control subsystem for its AquaDrive(TM) controller. This new subsystem is simpler and more rugged in its operation and the Company has filed for new patents on this device.

(g)      Manufacturing

         Sub-contractors currently manufacture parts of the AquaSafe(TM) systems in the United States. WorldWater will continue to source materials worldwide, based on quality and cost considerations.

         In the future, when justified by marketing and production requirements, WorldWater intends to locate AquaSafe(TM) and other product assembly sites overseas. Joint venture discussions include proposed production in the Philippines (a solar panel manufacturing facility for production and sales of solar products) and India. Such projects will leverage the capacity of WorldWater to obtain local permits, finance production and better market its products in many of the world's largest and most promising potential markets.

         Other prospective joint venture partners are seeking technical assistance from WorldWater for developing local manufacturing capability, particularly to produce the solar panels, with WorldWater shipping in the proprietary electronics. Finally, New Jersey State and County development agencies have cooperated with WorldWater by granting a revolving export line of credit.

(h)      Patents

         WorldWater has filed and is preparing additional patents and continuations-in-part for its newly developed AquaSafe(TM) electronics systems and will also seek and file for protections of its patents in certain key countries outside the United States. Additionally, Quentin T. Kelly, Chairman and CEO, together with Steve Slaby, the late David Harrje and Tony Poli of Princeton University and three other co-inventors, was issued U.S. Patent 5,163,821 on November 17, 1992 covering the solar collection, heat exchange and power module of a solar pump system. All patents are assigned to WorldWater.

(i)      Source and Availability of Raw Materials

         The Company's solar modules are composed of silicon and other photovoltaic materials. The chief suppliers of solar modules to WorldWater are BP Solar, Evergreen, AstroPower and Solarex, all based in the US.

(j)      Competitive Conditions Affecting the Company

         WorldWater Corp. products compete with both conventional and solar technologies that bring power to remote areas. The main competitive technologies are diesel or gasoline generators and electrical grid extension, which is very expensive. WorldWater's proprietary technology permits unique use of "off-the-shelf" Alternate Current (AC) pumps, opening a whole range of previously unavailable options for solar power. These AC pumps are widely available in countries throughout the world, allowing replacement pumps and parts to be supplied on a local basis. Other forms of solar powered photovoltaic
(PV) pumping systems currently available use less reliable and durable Direct Current (DC) pumps or custom AC pumps which are more costly and not readily available in most developing countries.

         The principal competitive factors affecting the Company's products are the upfront cost of a solar pump system compared to a less expensive diesel option. However studies by GTZ (West German counterpart of US Aid) indicate that PV has a simple payback period of 18 months for remote power applications. Electricity costs per kilowatt-hour for PV systems at $0.50-$1.00 compare favorably with diesel at $1.00-$3.00.

                            FORM 10-KSB ANNUAL REPORT


         The Company believes that it has a strong lead in the markets in which it operates. In many regions of the world competitive products are not available. In those markets where competition exists, the most commonly encountered competitor is Grundfos A/S of Denmark, a manufacturer of a large range of water pumps including a solar pump line. However, the Company product line tends to be 10%-20% less expensive than the competition and a Grundfos specialty motor is required to run the Grundfos system. WorldWater systems can operate with a broad line of motors.

(k)      Subsidiaries

         The Company has one subsidiary, WorldWater, Inc. (wholly owned by the Company)

(l)      Government Regulations

         Compliance with federal, state, and local provisions regarding the production and discharge of materials into the environment is expected to have no effect on capital expenditures, earnings and competitive position. The Company has a program to comply fully with the US Foreign Corrupt Practices Act.

(m)      Employees

         On December 31, 1998, the Company employed nine people on a full-time basis. The Company also hires consultants on an as-needed basis and has strategic alliances with two water consulting companies, the hydrogeological firm of Vincent Uhl Associates and Morehouse Engineering, specialist in water pumping and distribution and waste water treatment. WorldWater is developing a worldwide capability for installing and maintaining its line of products. In some cases this involves additional consulting contracts to evaluate local water usage requirements, to find the needed water sources, drill the necessary wells and supply the desired water storage facilities. It may also involve training a local installation and servicing team and supplying assistance on an as-requested basis.

(n)      The Year 2000.

         The use of computer systems that rely on two-digit programs to perform computations or other functions may cause such systems to malfunction with respect to the year 2000 and subsequent years. Like many other entities, the Company is currently assessing its computer software and database with respect to its functionality beyond the turn of the century. The extent and estimated cost of the modifications which will be required cannot yet be determined, although it is expected that such expenditures will not have a material effect on the financial conditions and results of operations of the Company. There can be no assurance, however, that the year 2000 problem will be resolved successfully and in a timely fashion or that any failure or delay by the Company or any third parties which interacts with the Company, in achieving year 2000 compliance will not have an adverse effect on its operations.


ITEM 2.  DESCRIPTION OF PROPERTY

         The Company's executive office, manufacturing facility and research and development facility are housed in a 12,000 square foot site in Pennington, New Jersey. This facility is leased under an operating lease expiring June 14, 2002. The Company also uses a second facility in Hopewell, New Jersey for conferences, meetings and demonstrations of its products. This facility is leased from the Company's CEO on a month-to-month basis (See Item 12).

ITEM 3.  LEGAL PROCEEDINGS

         On August 12, 1997, the Company received a letter from the special counsel to the bankruptcy trustee in the Chapter 11 bankruptcy proceedings of Richard F. Clowes ("Clowes"), Case No. 94B43278

                            FORM 10-KSB ANNUAL REPORT


(PBA), pending in the U.S. Bankruptcy Court for the Southern District of New York. The trustee's counsel asserted claims under a certain Loan & Settlement Agreement. This matter was preliminarily settled with the trustee in November 1997. The settlement called for the payment of $90,000 in cash and the conversion of $135,000 in debt and $78,775 in accrued interest into 431,250 shares of the Company's common stock. The Bankruptcy Court affirmed this settlement on March 30, 1998.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


PART II.


ITEM 1.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         WorldWater Corp.'s common stock is traded on the NASDAQ Electronic Bulletin Board and is listed on the national Association of Securities Dealers Automated Quotation System (NASDAQ) under the stock symbol "WWAT". High and low bid quotations are listed below:

For the year ended December 31, 1998

                                           HIGH          LOW

First Quarter.....................        $0.9375       $0.42
Second Quarter....................        $0.64         $0.35
Third Quarter.....................        $0.50         $0.11
Fourth Quarter....................        $0.19         $0.09


         As of April 14, 1999, the common stock price was $.75 and there were approximately 776 shareholders of record for the Company's common stock. The number of record holders does not include holders whose securities are held in street name.

         The Company has not declared or paid, nor has it any intention to pay any cash dividends on its common stock in the foreseeable future.


SALES OF RESTRICTED SECURITIES DURING THE FOURTH QUARTER 1998

1.  Equity Investment

         Hafeli Asset Management invested $4,500 in the Company by purchasing 30,000 shares at $0.15 per share.

         Rolf Berchtold invested $15,000 in the Company by purchasing 100,000 shares at $0.15 per share.

2.  Conversion to shares

         One individual holding a loan debenture totaling $25,000 principal and $7,919 of accrued interest converted for 223,667 shares of common stock.

3.  Services

                            FORM 10-KSB ANNUAL REPORT


         47,720 shares were issued to Joseph Spiecker for prior services rendered.

4.  Warrants

         One individual exercised his rights to purchase 27,500 shares of common stock for $4,125.

5.  Convertible Notes

         Two individuals loaned the Company $57,500 at the rate of 6% per annum. The note is convertible into common stock at $.15 per share for each dollar loaned.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

         Certain statements contained in Management's Discussion and Analysis, and elsewhere in this annual report, concerning the Company's outlook or future economic performance such as anticipated profitability, gross billings, commissions and fees, expenses or other financial items; and conditions of performance or other matters, are "forward looking statements" as that term is defined under the Federal

         Securities Laws. Forward looking statements are subject to risks, uncertainties, and other factors which would cause actual results to differ materially from those states in such statements. Such risks, uncertainties and factors include, but are not limited to, the following: (1) there can be no assurance that the Company will grow profitably or manage its growth, (2) risks associated with acquisitions, (3) competition, (4) the Company's quarterly results have fluctuated in the past and are expected to fluctuate in the future,
(5) the loss of services of key individuals which could have a material adverse effect on the Company's business, financial condition or operating results, (6) risks associated with operating in emerging countries.


BACKGROUND

         The Company designs, develops and markets proprietary technology relating to solar water power, including solar power products and international water management consulting. The Company's primary products are cost effective power systems driven entirely by solar energy, such as proprietary water pumping and solar electric systems. The Company's primary customers are developing countries that require non-traditional means of fulfilling their energy and water needs.


RESULTS OF OPERATIONS

Year Ended December 31, 1998 ( "Fiscal 1998" )
Compared to December 31, 1997 ( "Fiscal 1997" )

         The net sales decreased to $45,451 from $517,031 in 1998 primarily due to delays in obtaining financing for potential customers in developing countries. Although several solar powered electric systems were sold in 1998, the majority of sales effort was targeted towards large contracts on the order of $500,000 to $10 million (see Item 1(a) and (c) and "Net Loss" paragraph below.) The Company is involved in ongoing negotiations pending contracts with several developing countries.

         Cost of sales for the year was $183,921, reflecting the fixed overhead required selling into an international market, while retaining experienced solar industry engineers and marketers

         Research and Development expenses were $167,563 in 1998 compared to $241,209 in 1997, a decrease of 31%, reflecting a continuing effort to introduce technological improvements into the Company's products.

                            FORM 10-KSB ANNUAL REPORT


         Marketing, General and Administrative expenses were $1,055,982 in 1998, compared to $1,023,715 in 1997, an increase of $3%. The increase primarily resulted from increased overseas travel expenses.

         The Net Loss of $1,566,842 resulted partially from the marketing process of proposing, presenting and demonstrating the Company's new technology to appropriate officials of developing countries and the resultant lag time between agreements and annual budgeting (See Item 1 (a) and (c)). The Company's marketing efforts with its new field-proven products began in 1997-98, and it was not able to secure annual budgeting for large purchases in time for the 1998 fiscal year. Management is focusing its efforts on those countries among the emerging nations which can assume financing arrangements offered through the Company's financing programs.


LIQUIDITY AND CAPITAL RESOURCES

         Net cash used by all activities in 1998 was $56,998 compared with net cash provided by operations of $48,342 in 1997. The net cash used in operating activities during 1998 was $1,215,768 compared to $746,576 in 1997. The net loss experienced in 1998 was the primary reason for the consumption of cash used in operating activities. Inventory levels increased $13,611 in 1998. Accounts receivable decreased $60,529 because of the low level of sales, and write off of accounts deemed uncollectable.

         The Company's auditors have indicated that there is a substantial doubt about its ability to continue as a growing concern. Management believes that prospects for winning one or more large contracts in 1999 are favorable, and that the resultant increase in sales will bring about a significant improvement in operations, including cash flow. The Company has also responded by encouraging some debt holders to convert their notes into common stock, and seeking new sources of long-term capital.

         The Company paid no federal or state income taxes in 1998, and ended the year with a federal net operating loss carryforward of approximately $7.5 million.

         Subsequent to December 31, 1998, the Company converted, at the consent of its debt holders, an additional $125,000 of current debt and $112,500 of notes payable into 1,116,667 shares of common stock. Management believes that up to $500,000 of the remaining debt and notes can be converted if the Company performs as forecasted. The remaining debt is expected to be repaid from projected revenues generated during 1999/2000. The Company issued 1,333,333 shares of common stock in exchange for $200,000 used to finance on going operations. Three notes totaling $35,000 were issued March 12, 1999. These notes bear interest of 9% per annum, and mature September 12, 1999. If the loans are repaid within the first ninety days, all interest will be forgiven. Additionally, the notes provided an equity investment of $7,000 in exchange for 140,000 common stock shares. Tobias Rauber purchased 400,000 shares for a total cost of $100,000 during March 1999.

         On January 4, 1999 the Company submitted application to the New Jersey Division of Taxation and the New Jersey Economic Development Authority to sell its State of New Jersey Corporate Net Operating Losses. The new law was enacted January 1, 1999 and allows emerging technology companies involved in research and development the opportunity to sell their state loss carryforwards and research and development credits to profitable companies in the state for not less than 75% of their net tax value. The Company retained Technology Tax Certificate LLC to assist in the application process, and identify an eligible buyer for its Net Operating Losses once the New Jersey Division of Taxation and the Economic Development Authority have approved its application. The Company expects to be approved in April 1999 and to conclude an agreement with a buyer shortly thereafter.

         The Company is also encouraging its Warrant holders to exercise their warrants at this time, which would provide an efficient and inexpensive means of raising capital.

                            FORM 10-KSB ANNUAL REPORT


ITEM 3. FINANCIAL STATEMENTS

         The financial statements of the Company, including the notes thereto, together with the report of the independent public accountant thereon, are presented beginning on page F-1.


ITEM 4. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.


ITEM 5. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.


NAME OF EXECUTIVE OFFICER           AGE              OFFICE

Quentin T. Kelly                    64               Chairman & CEO
John A. Pell                        73               President & COO
Dr. Anand Rangarajan                47               Vice-President, General Manager
Thomas Leyden                       44               Vice-President, Marketing

Peter I. Ferguson                   56               Vice-President

Thomas McNulty, Jr.                 35               Controller
Joseph Cygler                       64               Secretary

NAME OF DIRECTOR                    AGE              TERM OF OFFICE
COMMENCED

Quentin T. Kelly                    64                    1984
Joseph Cygler                       64                    1984
Dr. Russell Sturzebecker            82                    1997
Dr. Martin Beyer                    67                    1993
Ueli Schurch                        37                    1997


Quentin T. Kelly founded WorldWater in 1984 as a consulting and R&D Company and has been Chairman and CEO since then. Mr. Kelly was previously Director of Information Services and Assistant to the President of Westinghouse Electric Corporation from 1965 to 1971 and subsequently became President of Kelly-Jordan Enterprises, Inc., a publicly-held leisure products Company from 1971 to 1975, and then President of Pressurized Products, Inc., manufacturers and international marketers of specialized water systems and products, from 1976 to 1984. Mr. Kelly is an alumnus of Kenyon College and holds three U.S. patents relating to water systems. He has many years' experience in international business relating to water and power needs in the developing world. He has worked on water supply and solar power projects with governments and several of the international assistance agencies (USAID, UNDP and UNICEF), particularly in the Philippines, Lebanon, Sudan, North Africa and Sub-Saharan Africa and India.

John A. Pell, President & Chief Operating Officer, was a senior officer with Chase Manhattan Bank in New York and London where he was in charge of African banking activities for U.S. Multinationals. He was Managing Director of a European Bank Consortium and President of a trade finance banking organization in Hong Kong. He is a graduate of Princeton University and the Wharton School
(MBA) of the University of Pennsylvania.

                            FORM 10-KSB ANNUAL REPORT


Dr. Anand Rangarajan, Vice President and General Manager, is a solar and water pump specialist. He has 20 years experience in all aspects of the solar electric business and has pioneered the development of several proprietary solar water pumping systems, products and markets. His systems have been installed in over 20 countries. He holds his Ph.D. in Engineering from University of Wisconsin and spent three years working in the Lincoln Laboratories of MIT.

Thomas Leyden, Vice President of Marketing, has 16 years in the solar and renewable energy industry. He has been president of a U.S. solar thermal Company and a Canadian spring water bottling Company. Before joining WorldWater, he was an executive with a photovoltaic manufacturing and marketing company that conducted business in the United States, Europe and Asia. Mr. Leyden was the founding president of the Maryland-DC Solar Energy Industry Association and represents WorldWater in the national SEIA. He is a graduate of Princeton University.

Peter I. Ferguson, Vice President of Administration, joined WorldWater in 1989. He previously served as a Vice President and general management executive and accountant for companies in New York and New Jersey. He graduated from Rutgers University.

Thomas McNulty, Jr., CPA, MBA, Controller of the Company, is a Certified Public Accountant in New Jersey and Pennsylvania with his Masters Degree in Accounting/Taxation. He is a member of the American Institute of Certified Public Accountants, the New Jersey Society of Public Accountants, and the Pennsylvania Institute of Certified Public Accounts.

Joseph Cygler has been a Director of WorldWater since January of 1984 and a former Vice President of Marketing and Executive Vice-President. He has been Chief Executive Officer of the CE&O Group, an organization assisting companies in operations management, since 1986. Previously he was an executive at Kepner-Tregoe, Inc., an international business consulting firm, an executive with Honeywell Information Systems, and a marketing representative with International Business Machines. Mr. Cygler has a BS in Engineering from the U.S. Military Academy at West Point.

Ueli Schurch, a Director of WorldWater, is President of Schurch Asset Management GmbH based in St. Gallen, Switzerland, principal investors in the Company. He is a former banker for one of Switzerland's largest banks based in Zurich.

Dr. Russell L. Sturzebecker, a Director of WorldWater and its Consultant-International Health, is a retired Director of Health and Education of West Chester University (Pennsylvania). He is an author and publisher of histories of World War II-Pacific Theater and of the Olympic Games. He is a retired Colonel, US Air Force, who accompanied General Douglas MacArthur's troops in the invasion of the Philippines and is a close associate of former President Fidel V. Ramos of the Philippines.

Dr. Martin G. Beyer, a Director of WorldWater and its Consultant - International Marketing, was Secretary-General of the Global Consultation on Water and Sanitation, sponsored by the United Nations Development Program and the World Bank, held in New Delhi, India in 1990 and attended by over 600 delegates from 115 countries. Previously, Dr. Beyer was Senior Advisor for Water Supply and Sanitation for UNICEF, Chairman of the United Nations Intersecretariat Group for Water Resources, Chairman of the Advisory Panel to the UNDP/World Bank global project for testing and developing of hand pumps, and Deputy Regional Director for UNICEF in the Americas. Dr. Beyer has a Ph.D. degree in Economic Geology from the University of Stockholm and speaks ten languages, including French, Spanish, German, Italian and Portuguese. He resides in Princeton, New Jersey. He was an Advisor to the Company from 1991 and became a Director in 1995.

ITEM 6.  EXECUTIVE COMPENSATION

Quentin T. Kelly, President and CEO, had a contract for an annual salary of $42,000 from 1995-1998. However Mr. Kelly did not receive his full salary during the year's 1994-1998 and has accrued salary

                            FORM 10-KSB ANNUAL REPORT


payments of $75,000 outstanding at December 31, 1998. He did not receive any other compensation or stock options during the years 1995-1997 but did receive Incentive Stock Options totaling 37,975 shares for deferred salary in 1997. No Company executive earned a salary plus bonus in excess of $60,000.

Name and Principal Position         Year     Salary      Bonus     Other Annual       All Other
                                                                   Compensation

Quentin T. Kelly                    1998     $42,000     $0             $0             $6,300
                                    1997     $42,000     $0             $0             $6,100
                                    1996     $42,000     $0             $0             $5,850


ITEM 7.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth the number and percentage of the shares of the registrant's Common stock owned as of April 14, 1999 by all persons known to the registrant who own more than 5% of the outstanding number of such shares, by all directors of the registrant, and by all officers and directors of the registrant as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.


Common Stock

                                          Number of Shares        Percent
Name                                      Beneficially Owned      of Class
----                                      ------------------      --------

Quentin T. Kelly                          2,500,000                 10%
George S. Mennen Rev. Trust               1,333,333                5.3%
  William G. Mennen IV, Trustee
Joseph Cygler                               250,000                1.0%
Peter Ferguson                              162,000                 **
Dr. Martin Beyer                             43,000                 **
Dr. Russell Sturzebecker                     36,141                 **
Ueli Schurch                                922,000                3.7%
Thomas Leyden                                50,700                 **

All Directors, executive officers
as a group (6 persons)                    3,963,141               15.8%

** Less than 1%

(1) For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares of Common Stock that such person has the right to acquire within 60 days of April 14, 1999. For purposes of computing the percentage of outstanding shares of Common Stock held by each person or group of persons named above, any security which such person or persons has or have the right to acquire within such a date is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except community property laws, the Company believes based on information supplied by such persons, that the persons named in this table have sole voting and investment power with respect to all shares of Common Stock which they beneficially own.

(2) Ueli Schurch intends to convert a loan for $105,000, which will result in the issuance of 700,000 additional shares to him. The figure shown above assumes the issuance of all shares described herein.

                            FORM 10-KSB ANNUAL REPORT


ITEM 8.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Included in notes payable and long-term debt at December 31, 1998 and 1999, are amounts payable to employees, directors and their immediate relatives as follows:

                                                  1998             1997
                                                  ----             ----

         Directors                            $109,400         $379,750
         Employees                             110,000           41,500
         Immediate relatives                    38,000           12,000
                                              --------         --------
             Total                            $257,400         $433,250
                                              ========         ========


Directors notes payable declined $270,350 primarily due to conversion of such debt into common stock.

The Company occupied space in 1998 and 1997 that is owned by its Chairman/CEO and leased this space on a month to month basis. The amount paid to the Chairman/CEO amounted to $30,000 in 1998 and 1997.


PART III


ITEM 1. EXHIBITS LIST AND REPORTS ON FORM 8-K

         The Company did file Form 8-K on December 24, 1998 changing the Company's Certifying Accountant from Withum, Smith & Brown to DeAngelis & Higgins, LLC. The filing on December 24, 1998 did not include a letter from Withum, Smith & Brown as required by the Securities and Exchange Commission under Item 4(v). The Company properly notified Withum, Smith & Brown regarding the change on December 18, 1998. On February 19, 1999 the Company received the requested letter from Withum, Smith & Brown and filed an amended Form 8-K/A.


Signatures

         In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WorldWater Corp.
(Registrant)

By:  /s/ Quentin T. Kelly                                  Date:  April 14, 1999
   ----------------------
Quentin T. Kelly, Chairman/CEO


         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                    Title                              Date


/s/ Quentin T. Kelly         Chairman/Chief Executive
--------------------         Officer                            April 14, 1999
Quentin T. Kelly


/s/ John A. Pell             President/Chief Operating          April 14, 1999
----------------             Officer
John A. Pell

                            FORM 10-KSB ANNUAL REPORT



/s/ Joseph Cygler            Secretary/Director                 April 14, 1999
-----------------
Joseph Cygler


/s/ Martin Beyer             Director                           April 14, 1999
----------------
Martin Beyer


/s/ Russell Sturzebecker     Director                           April 14, 1999
------------------------
Russell Sturzebecker


/s/ Ueli Schurch             Director                           April 14, 1999
----------------
Ueli Schurch

                         WORLDWATER CORP. AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1998

                         WORLDWATER CORP. AND SUBSIDIARY

                                DECEMBER 31, 1998

                                TABLE OF CONTENTS

                                                                        Page

INDEPENDENT AUDITORS' REPORT FOR DECEMBER 31, 1998                      F-2

INDEPENDENT AUDITORS' REPORT FOR DECEMBER 31, 1997                      F-3

FINANCIAL STATEMENTS:

    Consolidated Balance Sheets                                         F-4

    Consolidated Statements of Operations                               F-5

    Consolidated Statements of Stockholders' Deficiency                 F-6

    Consolidated Statements of Cash Flows                               F-7

    Notes to Consolidated Financial Statements                       F-8 - F-25

                          Independent Auditors' Report


To The Board of Directors and Stockholders,
WorldWater Corp:

We have audited the accompanying consolidated balance sheet of WorldWater Corp. and subsidiary as of December 31, 1998 and the related consolidated statements of operations, stockholders' deficiency and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WorldWater Corp. and subsidiary as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company's working capital deficit, stockholders' deficiency and lack of sales raises substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters and future operations are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



DeAngelis & Higgins, L.L.C.
Cranbury, New Jersey
April 6, 1999

[WITHUM, SMITH & BROWN LETTERHEAD]


INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders,
WorldWater Corp.:

We have audited the accompanying consolidated balance sheet of WorldWater Corp. and subsidiary as of December 31, 1997, and the related consolidated statements of operations, stockholders' deficiency and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WorldWater Corp. as of December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company's working capital deficit, stockholders' deficiency and lack of current significant sales growth or development raises substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Withum, Smith & Brown
    ---------------------------------------------
Withum, Smith & Brown
Princeton, New Jersey
March 13, 1998, except for the first paragraph of
Note 19 as to which the date is
March 30, 1998

                         WORLDWATER CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997


       ASSETS                                                                         1998             1997
                                                                                  ------------     ------------
Current Assets:
    Cash                                                                          $      4,162     $     61,160
    Accounts receivable, net of allowance for
        doubtful accounts of $-0- in 1998 and 1997                                        --             60,529
    Marketable securities available for sale                                            11,875          162,500
    Inventory                                                                           97,469           83,858
    Prepaid expenses                                                                     5,335            2,627
                                                                                  ------------     ------------

       Total Current Assets                                                            118,841          370,674

    Equipment and leasehold improvements, net                                           48,268           47,875
    Short-Term Investments - Restricted                                                   --             43,973
    Deposits                                                                             8,384            8,384
                                                                                  ------------     ------------

       TOTAL ASSETS                                                               $    175,493     $    470,906
                                                                                  ============     ============

       LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
    Accounts payable and accrued expenses                                         $    425,307     $    368,424
    Accrued interest                                                                   332,829          498,136
    Accrued salaries                                                                   205,200          169,250
    Notes payable                                                                      136,181           85,931
    Notes payable, related parties                                                     237,400           93,250
    Current maturities of long-term debt                                               897,150        1,681,650
    Current maturities of long-term debt, related parties                               20,000          340,000
                                                                                  ------------     ------------

       Total Current Liabilities                                                     2,254,067        3,236,641
                                                                                  ------------     ------------

Contingencies (Note 17)                                                                   --               --

Stockholders' Deficiency:
    Common stock, $.001 par value; authorized 30,000,000 and 20,000,000 shares at December 31, 1998 and 1997; issued and outstanding 21,984,904 and
       15,288,502 shares at December 31, 1998 and 1997, respectively                    21,985           15,289
    Additional paid-in capital                                                       6,576,591        4,229,884
    Accumulated other comprehensive loss                                               (20,625)            --
    Accumulated deficit                                                             (8,656,525)      (7,010,908)
                                                                                  ------------     ------------

       Total Stockholders' Deficiency                                               (2,078,574)      (2,765,735)
                                                                                  ------------     ------------

       TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                             $    175,493     $    470,906
                                                                                  ============     ============

     The Notes to Consolidated Financial Statements are an integral part of these statements.

                         WORLDWATER CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED DECEMBER 1998 AND 1997

                                                      1998             1997
                                                  ------------     ------------
Sales                                             $     45,451     $    517,031

Cost of Goods Sold                                     183,921          478,027
                                                  ------------     ------------

Gross Profit (Loss)                                   (138,470)          39,004

Research and Development
    Expense                                            167,563          241,209
Marketing, General and
    Administrative Expenses                          1,055,982        1,023,715
                                                  ------------     ------------

       Total Expenses                                1,223,545        1,264,924
                                                  ------------     ------------

Loss from Operations                                (1,362,015)      (1,225,920)

Other Expense (Income)
    Debt term violation expense                           --            334,336
    Interest expense                                   162,402          166,966
    Loss on sale of marketable securities               50,000             --
    Interest income                                     (1,575)          (1,226)
    Other                                               (6,000)            --
                                                  ------------     ------------

       Total Other Expense, Net                        204,827          500,076
                                                  ------------     ------------

Net Loss Applicable to
    Common Shareholders                           $ (1,566,842)    $ (1,725,996)
                                                  ============     ============

Net Loss Applicable Per
    Common Share:

                      Basic                       $      (0.08)    $      (0.13)
                                                  ============     ============

                      Diluted                     $      (0.08)    $      (0.13)
                                                  ============     ============

Shares Used in Per Share
    Calculation:

                      Basic                         19,126,684       13,164,859
                                                  ============     ============

                      Diluted                       19,126,684       13,164,859
                                                  ============     ============

     The Notes to Consolidated Financial Statements are an integral part of these statements.

                         WORLDWATER CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                        1998             1997
                                                                 -----------      -----------
Cash Flows from Operating Activities:
    Net loss                                                     $(1,566,842)     $(1,725,996)
    Adjustments to reconcile net loss to
       net cash used in operating activities:
           Depreciation                                               18,376           20,584
           Loss on marketable security                                50,000             --
           Stock issued for services                                  11,922             --
           Imputed interest                                           26,600             --
           Charges relating to common stock issued
               for services and debt term violations                    --            867,029
           Changes in assets and liabilities:
               Accounts receivable                                    60,529          (60,059)
               Inventory                                             (13,611)          19,140
               Prepaid expenses                                       (2,708)          (2,627)
               Accounts payable and accrued expenses                  56,883           (9,550)
               Accrued interest                                      107,133          120,903
               Accrued salaries                                       35,950           24,000
                                                                 -----------      -----------

                   Net Cash Used in Operating Activities          (1,215,768)        (746,576)

Cash Flows from Investing Activities:
    Proceeds on sale of marketable securities and investment         123,973             --
    Increase in deposits                                                --             (8,000)
    Purchase of equipment and leasehold improvements                 (18,769)         (23,956)
    Purchase of short-term investment - restricted                      --            (43,973)
                                                                 -----------      -----------

                   Net Cash Used in Investing Activities             105,204          (75,929)

Cash Flows from Financing Activities:
    Proceeds from issuance of long-term debt                          57,500           40,000
    Payments on long-term debt                                      (176,000)         (80,350)
    Proceeds from issuance of notes payable                          269,400           84,931
    Payments on notes payable                                        (50,000)         (46,734)
    Proceeds from issuance of stock                                  952,666          873,000
                                                                 -----------      -----------

                   Net Cash Provided by Financing Activities       1,053,566          870,847

Net Increase (Decrease) in Cash                                      (56,998)          48,342

Cash at Beginning of Year                                             61,160           12,818
                                                                 -----------      -----------
Cash at End of Year                                              $     4,162      $    61,160
                                                                 ===========      ===========


The Notes to Consolidated Financial Statements are an integral part of these statements.

                         WORLDWATER CORP. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                                       Accumulated
                                                                                          Other
                                                  Common Stock           Additional   Comprehensive
                                                             Par          Paid-In         Income        Accumulated
                                              Shares        Value         Capital         (Loss)          Deficit          Total
                                              ------        -----         -------         ------          -------          -----
Balance, December 31, 1996                  9,565,408    $     9,566    $ 1,996,933     $      --       $(5,284,912)    $(3,278,413)
Issuance of common stock
  to Royal Capital Inc. for
  cash and marketable
  securities                                1,839,386          1,839        776,661            --              --           778,500
Issuance of common stock
  to Golden Beverage
  Company stockholders                        113,501            113           (113)           --              --              --
Issuance of common stock
  to Royal Capital Inc. for
  consulting services                       1,478,869          1,479        530,914            --              --           532,393
Issuance of common stock
  for cash                                    480,401            480        255,520            --              --           256,000
Debt and accrued interest
  converted to common stock                   685,484            686        335,459            --              --           336,145
Issuance of common stock
  for debt term violations                  1,114,453          1,115        333,221            --              --           334,336
Issuance of common stock
  for services                                  1,000              1            299            --              --               300
Issuance of common stock
  for warrants exercised                       10,000             10            990            --              --             1,000
Net Loss                                         --             --             --              --        (1,725,996)     (1,725,996)
                                          -----------    -----------    -----------     -----------     -----------     -----------

Balance, December 31, 1997                 15,288,502         15,289      4,229,884            --        (7,010,908)     (2,765,735)

Issuance of common stock
  for cash                                  2,048,949          2,049        626,412            --              --           628,461
Issuance of common stock
  for warrants exercised                      827,500            827        323,378            --              --           324,205
Debt and accrued interest
  converted to common stock                 3,329,073          3,329      1,280,111            --              --         1,283,440
Issuance of common stock
  for services                                 59,630             60         11,862            --              --            11,922
Issuance of common stock
  for settlement of asserted
  claims                                      431,250            431         78,344            --           (78,775)           --
Imputed interest                                                             26,600            --              --            26,600
Net Loss                                         --             --             --           (20,625)     (1,566,842)     (1,587,467)
                                          -----------    -----------    -----------     -----------     -----------     -----------

Balance, December 31, 1998                 21,984,904    $    21,985    $ 6,576,591     $   (20,625)    $(8,656,525)    $(2,078,574)
                                          ===========    ===========    ===========     ===========     ===========     ===========

       The Notes to Consolidated Financial Statements are an integral part of these statements.

                         WORLDWATER CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)      FORMATION OF THE COMPANY

         WorldWater Corp. ("Company") was incorporated in the State of Nevada on April 3, 1985 under the name Golden Beverage Company ("Golden"). In April 1997, the Company completed a reverse acquisition with WorldWater, Inc., a Delaware corporation formed in January 1984 and changed its name to WorldWater Corp. in June 1997. Pursuant to the acquisition agreement, the Company issued on a share-for-share basis 8,141,126 post-reverse split shares of Golden $0.001 par value voting common stock for 8,141,126 shares of WorldWater, Inc. $0.001 par value voting common stock, which equaled eighty percent (80%) of all WorldWater, Inc. issued and outstanding common stock. The remaining shareholders were offered one share of the Company's common stock for one share of WorldWater, Inc.'s common stock and are reflected as issued and outstanding common stock of the Company.

         Prior to the reverse merger transaction described above, the Company was a non-operating publicly held company. As of the closing date, all assets and liabilities of Golden Beverage Company were transferred to an unrelated entity. Therefore, the reverse acquisition had the effect of transferring the assets and liabilities of WorldWater, Inc. into the publicly held entity. In consideration for this, the former shareholders of Golden Beverage Company received 113,501 shares of the Company's common stock.

         The Company and WorldWater, Inc. remain as two separate entities and WorldWater, Inc. operates as a subsidiary of WorldWater Corp. The operations of the Company are comprised solely of the operations of WorldWater, Inc.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         DESCRIPTION OF THE BUSINESS

         The Company is a full-service water management and solar energy company, designing, developing and marketing technology relating to water needs and solar power applications. The Company advises and supplies governments and industry throughout the world on solar electric applications and on all phases of water needs. The Company's primary customers are developing countries, which require non-traditional means of fulfilling their energy and water needs.

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, WorldWater, Inc. All intercompany transactions and balances have been eliminated.

                         WORLDWATER CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 (2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         CASH EQUIVALENTS

         Cash equivalents consist of highly liquid instruments with maturities at the time of acquisition of three months or less. Cash equivalents are stated at cost, which approximates market.

         INVENTORY

         Inventory is stated at the lower of cost or market determined by the First-In, First-Out (FIFO) method. Inventory consists mainly of purchased system components.

         EQUIPMENT AND LEASEHOLD IMPROVEMENTS

         Equipment and leasehold improvements are carried at cost and are depreciated for financial reporting purposes using the straight-line method. The principal useful lives are: computers and information equipment, 5 years, office furniture, vehicles, and test and assembly fixtures, 5 to 7 years: leasehold improvements, 7 years. Upon retirement or disposal, the asset cost and related accumulated depreciation are removed from the accounts and the net amount, less any proceeds, is charged or credited to income.

         Expenditures for maintenance and repairs are charged against income as incurred. Expenditures, which significantly increase asset value or extend useful lives, are capitalized.

         RESEARCH AND DEVELOPMENT COSTS

         Research and development costs consist of expenses associated with basic and applied research in the sciences and engineering and the design and development of prototypes and processes. Research and development costs are charged to operations when incurred.

         EQUITY SECURITY TRANSACTIONS

         Since inception, the Board of Directors has established the fair value of common stock based upon facts and circumstances existing at the dates such equity transactions occurred.

         REVENUE RECOGNITION

         Revenue from sales is recorded at the time the goods are shipped and title passes. Revenue from consulting projects is recorded when services are rendered.

                         WORLDWATER CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         ACCOUNTING FOR INCOME TAXES

         Deferred income taxes and liabilities are determined based on differences between the financial statement reporting and the tax basis of assets and liabilities, operating losses, and tax credit carry forwards. Deferred income taxes are measured using the enacted rates and laws that are anticipated to be in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any benefits which are not expected to be realized. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

         NET LOSS PER COMMON SHARE

         Basic earnings (net) per share is based upon weighted-average common shares outstanding. Dilutive earnings per share is computed using the weighted-average common shares outstanding plus any potentially dilutive securities including stock options, warrants, and convertible debt. Options, warrants and convertible debt were not included in the computation of diluted net loss per common share because, the effect in years with a net loss are antidilutive.

         USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         LONG-LIVED ASSETS

         Long-lived assets are comprised of equipment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An estimate of undiscounted future cash flows produced by the assets, is compared to the carrying amount to determine whether impairment exists.

         RECLASSIFICATION

         Certain prior year balances have been reclassified to conform with current year presentation.

                         WORLDWATER CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         NEW ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and for hedging activities and requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In addition, an entity that elects to apply hedge accounting, is required to establish at inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. The provisions of this statement are effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The adoption of SFAS 133 will not have a material effect on the Company's consolidated financial statements.

(3)      GOING CONCERN

         These consolidated financial statements are presented on the basis that the Company will continue as a going concern. The going concern concept contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company's working capital deficit, stockholder's deficiency and lack of sales growth raises substantial doubt about the Company's ability to continue as a going concern. Management is working with current debt holders seeking the conversion of their debt into shares of common stock and continues to raise capital through the sale of common stock and additional borrowings. In addition, management is continuing to market their products to developing countries. However, there can be no assurances that the Company will be successful in these efforts. The consolidated financial statements do not include any adjustments that might result from the outcome of this going concern uncertainty.

(4)      EQUIPMENT AND LEASEHOLD IMPROVEMENTS

         Equipment and leasehold improvements consist of the following at December 31:

                                                           1998         1997
                                                       --------     --------
         Computers                                     $ 24,633     $ 24,633
         Office furniture and equipment                  31,537       31,537
         Test and assembly fixtures                      32,838       14,069
         Vehicles                                         7,721        7,721
         Leasehold improvements                           8,123        8,123
                                                       --------     --------
                                                        104,852       86,083
         Less: Accumulated depreciation                  56,584       38,208
                                                       --------     --------
         Equipment and leasehold improvements, net     $ 48,268     $ 47,875
                                                       ========     ========

                         WORLDWATER CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(5)      NOTES PAYABLE

         The Company has outstanding several notes payable in the aggregate amounts of $373,581 and $179,181 at December 31, 1998 and 1997,
         respectively. The effective interest rates on these notes range from 0.00% to 10%. All outstanding notes payable are unsecured.

         The Company imputed interest expense based on the difference between the fair value and the stated interest of the notes payable which had effective interest rates less than borrowing rates currently available to the Company. Interest expense of $12,350 has been charged to operations and recorded as a contribution to the Company as additional paid-in capital.

(6)      LONG-TERM DEBT

         The Company has several loans in default. The Company is negotiating these situations on an item by item basis to arrange an alternative payment method.

         Long-term debt consist of the following at December 31:

                                                                                         1998         1997
                                                                                     --------     --------
         Loans payable to individuals, with no stated interest rate or maturity date. These uncollateralized notes are convertible at the rate of
         $0.495 per common share for 146,465 shares of common stock
         These loans mature at a date six months after the closing of the
         Company's first public offering                                             $ 72,500     $ 92,500

         Loan payable to a corporation, with no stated interest rate or maturity date. The loan will be repaid with the proceeds of the Company's first public offering. The uncollateralized loan has a conversion option which is exercisable at the option of the holder at $0.495 per common
         share for a total conversion option of 101,010 shares of common stock         50,000       50,000

         Loan payable to an individual dated January 23, 1991, with an original maturity date of January 23, 1997, bearing interest at 8.00 percent per annum. The loan is uncollateralized. Payment of principal and accrued
         interest were due at maturity.  During 1998, the loan was repaid                --         90,000
                                                                                     --------     --------
         Subtotal                                                                    $122,500     $232,500

                         WORLDWATER CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(6)      LONG-TERM DEBT (CONTINUED)

                                                                                           1998         1997
                                                                                       --------     --------
         Balance Carryforward                                                          $122,500     $232,500

         Loan payable to an individual dated April 13, 1992, with an original maturity date of April 13, 1997, bearing interest of 8.00 percent per annum. The loan is uncollateralized.  Payments of principal and accrued interest were due at maturity.  During 1998, the loan and accrued interest were converted by the holder for 174,671 shares of common stock at a rate of $0.40 per share (125,000 shares for principal and
         49,671 shares for interest)                                                       --         50,000

         Loan payable to an individual dated June 29, 1992, with an original maturity date of June 29, 1997, bearing interest at 8.00 percent per annum. The loan is uncollateralized. Payment of principal and accrued interest were due at maturity.  During 1998, the loan and accrued interest were converted by the holder for 91,144 shares of common stock at a rate of $0.40 per share (62,500 shares for principal and
         28,644 shares for interest)                                                       --         25,000

         Loan payable to an individual dated July 30, 1992, with an original maturity date of July 30, 1997, bearing interest at 8.00 percent per annum. The loan is uncollateralized. Payment of principal and accrued interest were due at maturity. During 1998, the loan and accrued interest were converted by the holder for 83,486 shares of common stock at a rate of $0.40 per share (62,500 shares for principal and 20,986
         shares for interest)                                                              --         25,000
                                                                                       --------     --------
         Subtotal                                                                      $122,500     $332,500

                         WORLDWATER CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(6)      LONG-TERM DEBT (CONTINUED)

                                                                                         1998         1997
                                                                                     --------     --------
         Balance Carryforward                                                        $122,500     $332,500

         Loan payable to an individual dated October 14, 1992, with an original maturity date of October 14, 1997, bearing interest at 8.00 percent per annum. The loan is uncollateralized. Payment of principal and accrued interest were due at maturity. The loan is convertible at the option of the holder at the rate of $0.40 per share for a total conversion amount
         of 125,000 shares of common stock                                             50,000       50,000

         Loan payable to an individual dated January 19, 1993, with an original maturity date of January 13, 1998, bearing interest at 8.00 percent per annum. The loan is uncollateralized. Payment of principal and interest were due at maturity. During 1998, the loan and accrued interest, were converted by the holder for 83,486 shares of common stock at a rate of
         $0.40 per share (62,500 shares for principal and 20,986 shares for
         interest)                                                                       --         25,000

         Loans payable to individuals dated June 30, 1993, with an original maturity date of June 30, 1998, bearing interest at 8.00 percent per annum. The loan is uncollateralized. Payments of principal and accrued interest were due at maturity. During 1998, the loan and accrued interest were converted by holder for 850,333 shares of common stock at a rate of $0.423 per share (650,119 shares for principal and 200,214
         shares for interest)                                                            --        275,000

         Loan payable to an individual dated October 26, 1993, maturing October
         26, 1998, bearing interest at 8.00 percent per annum. The loan is collateralized by inventory and accounts receivable, and the related products and proceeds. Payment of principal and accrued interest were due at maturity. During 1998, the loan and accrued interest were converted by the holder for 544,975 shares of common stock at a rate of
         $0.48 per share ( 406,250 shares for principle and 138,725 shares for
         interest)                                                                       --        195,000
                                                                                     --------     --------
         Subtotal                                                                    $172,500     $877,500

                         WORLDWATER CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(6)      LONG-TERM DEBT (CONTINUED)

                                                                                           1998           1997
                                                                                     ----------     ----------
         Balance Carryforward                                                        $  172,500     $  877,500

         Loan payable to an Investment Trust, dated September 28, 1994, maturing
         March 31, 1998, bearing interest at 9.00 percent per annum. The loan is collateralized by inventory and accounts receivable. Payment of principal and interest were due at maturity. The note is convertible at the option of the holder at the rate of $0.50 per common share for a
         total conversion amount of 270,000 shares of common stock                      135,000        135,000

         Loan payable to an individual dated November 10, 1997, maturing
         February 8, 1998. The loan bears interest at 10.00 percent per annum
         The loan is uncollateralized. Payment of principal and interest was due at maturity. The loan holder was granted 22,000 warrants for the
         purchase of common stock at the price of $0.60 per share                          --           20,000

         Loans payable to individuals dated June 28, 1995 through May 30, 1996
         The loans are due upon demand and bear interest at 10 percent per annum. The loans are uncollateralized and are convertible at the option of the holder at the rate of $0.50 per common share. During 1998,
         $125,000 of the loans and $29,369 accrued interest were converted by the borrowers for 859,667 shares of common stock at a rate of $0.18 per share (692,983 shares for principal and 166,684 shares for interest)
         At December 31, 1998, the loans are convertible at the option of the holders at the rate of $0.50 per common for a total liquidation amount of 510,000 shares of common stock. In addition, in 1997 all loan holders were granted 485,100 warrants for the purchase of common stock at the price of $0.40 per share for signing a
         Forbearance Agreement                                                          255,000        441,000
                                                                                     ----------     ----------
         Subtotal                                                                    $  562,500     $1,473,500

                         WORLDWATER CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(6)      LONG-TERM DEBT (CONTINUED)

                                                                                           1998           1997
                                                                                     ----------     ----------
         Balance Carryforward                                                        $  562,500     $1,473,500

         Loans payable to individuals dated July 17, 1995 through February 25,
         1997. The loans are due upon demand and bear interest at 10 percent per annum. The loans are uncollateralized and are convertible at the option of the holder at the rate of $0.50 per common share. During 1998,
         $246,000 of the loans were converted by the holders for 560,354 shares of common stock at a rate of $0.50 per share (492,000 shares for principal and 68,354 shares for interest). At December 31, 1998, the remaining loans are convertible at a rate of $0.50 per common share for a total liquidation amount of 594,300 shares of common stock. In addition, all holders were granted 602,965 warrants for the purchase of
         common stock at the price of $0.60 per share                                   297,150        548,150

         Note payable to an individual dated December 1998, maturing on the earlier of April 30, 1999 or receipt from the sale of tax certificates, bearing interest at 6.00 percent per annum. Payment of principal and interest is due at maturity. The uncollateralized note is convertible at the sole option of the holder at the rate of $0.15 per share for a total conversion amount of 333,333 shares of common stock. The loan holder was granted warrants for the purchase of common stock at the price of $0.25 per share. In the event of full conversion of this note the warrant entitles the holder to purchase 166,667 shares; in the event of loan repayment, the warrant entitles the holder to
         purchase 50,000 shares                                                          50,000           --
                                                                                     ----------     ----------
         Subtotal                                                                    $  909,650     $2,021,650

                         WORLDWATER CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(6)      LONG-TERM DEBT (CONTINUED)

                                                                                           1998           1997
                                                                                     ----------     ----------
         Balance Carryforward                                                        $  909,650     $2,021,650

         Note payable to an individual dated December 1998, maturing on the earlier of March 31, 1999 or receipt from the sale of tax certificates, bearing interest at 6.00 percent per annum. Payment of principal and interest is due at maturity. The uncollateralized note is convertible at the sole option of the holder at the rate of $0.15 per share for a total conversion amount of 50,000 shares of common stock. The loan holder was granted warrants for the purchase of common stock at the price of $0.25 per share. In the event of full conversion of this note the warrant entitles the holder to purchase 25,000 shares; in the event of loan repayment, the warrant entitles the holder to purchase 7,500
         shares                                                                           7,500           --
                                                                                     ----------     ----------
         Total                                                                       $  917,150     $2,021,650

         Less current maturities                                                        917,150      2,021,650
                                                                                     ----------     ----------
         Total long-term debt                                                        $     --       $     --
                                                                                     ==========     ==========

         The Company imputed interest expense based on the difference between the fair value and the stated interest of the notes payable which had effective interest rates less than borrowing rates currently available to the Company. Interest expense of $14,250 has been charged to operations and recorded as a contribution to the Company as additional paid-in capital.

                         WORLDWATER CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7)      INCOME TAXES

         The components of income tax expense are as follows:

                                                 1998              1997
                                                 ----              ----
                 Federal:
                      Current               $       --        $       --
                      Deferred                      --                --
                                            -----------       ----------
                                            $       --        $       --
                                            ===========       ==========
                 State:
                      Current               $       --        $       --
                      Deferred                      --                --
                                            -----------       ----------

                                            $       --        $       --
                                            ===========       ==========


         Total income tax benefit for the years ended is different from the amount computed by multiplying total loss before income taxes by the statutory Federal income tax rate of 34%.

         The reason for this difference and the related tax effects are as follows:

                                                                                 1998             1997
                                                                          -----------      -----------
         Expected tax benefit at 34%                                      $   390,832      $   535,058
         State tax benefit before allowance                                   151,167          155,340
         Conversion of interest for stock                                     (56,353)            --
         Change in differed tax valuation allowance                          (485,646)        (690,398)
                                                                          -----------      -----------

         Income tax benefit                                               $      --        $      --
                                                                          ===========      ===========

         The tax effect of significant items comprising the Company's deferred tax asset are as follows:

                                                                1998             1997
                                                         -----------      -----------
                  Net operating losses carryforwards     $ 2,999,200      $ 2,513,554
                  Valuation Allowance                     (2,999,200)      (2,513,554)
                                                         -----------      -----------

                  Net deferred tax asset                 $      --        $      --
                                                         ===========      ===========


At December 31, 1998, the Company has available net operating loss carryforwards for tax purposes of approximately $7,498,000, which expire in the years 2000 to 2014.

                         WORLDWATER CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(8)      STOCK-BASED COMPENSATION PLANS

         The Company provides a stock option plan, ("1995 Stock Option Plan") for the granting of incentive stock options to key employees, directors and consultants to the Company. The options under this plan are to purchase common stock at not less than fair-market value at the date of the grant. The Company may grant up to 850,000 shares, with an option term not to exceed seven years. As of December 31, 1998, no options have been issued under this plan.

         During the year ended December 31, 1996, the Board of Directors created new categories for Incentive Stock Options (ISO). During the years ended 1998 and 1997, the Company granted 171,731 and 86,300 stock options, respectively.

         The following summarizes stock options activity and related information:

                                                       1998                    1997
                                                       ----                    ----
                                                 Weighted Average        Weighted Average
                                                            Exercise                Exercise
                                                Shares        Price      Shares       Price
                                                ------        -----      ------       -----
         Outstanding at beginning
             of the year                       322,200     $   0.40      235,900     $  0.40
         Granted                               171,731         0.40       86,300        0.40
         Cancelled                                --           --            --           --
         Exercised                                --           --            --           --
                                               -------     --------     -------     --------
         Outstanding at end
             of the year                       493,931     $   0.40     322,200     $   0.40
                                               =======     ========     =======     ========

                                                                      1998                    1997
                                                                      ----                    ----
         Number of shares
             Exercisable at
             December 31,                                      493,931     $   0.40    322,200     $  0.40
                                                               =======     ========    =======     =======
         Weighted-Average Remaining
         Contractual Life (Years)                                              3.03                   3.62
                                                                           ========                =======

                         WORLDWATER CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(8)      STOCK-BASED COMPENSATION PLANS (CONTINUED)

         The Company adopted the provisions of Financial Accounting Standards No 123, "Accounting for Stock-Based Compensation," that calls for companies to measure Stock compensation expense based on the fair value method of accounting. However, as allowed by the Statement, the Company elected the continued use of Accounting Principles Board (APB) Opinion 25, "Accounting for Stock Issued to Employees," with pro forma disclosure of net income and earnings (loss) per share determined as if the fair value method had been applied in measuring compensation costs.

         Had the fair value method been applied, the impact on net loss and loss per share for the years ended December 31, 1998 and 1997, would be immaterial.

(9)       WARRANTS

         The Company accounts for transactions with non-employees, in which goods or services are the consideration received for the issuance of equity instruments, under the fair value based method.

         At December 31, 1998, warrants to purchase 4,539,897 common shares are outstanding; 108,437 warrants exercisable during the year 1999, with a strike price of $0.40 - $0.75, 872,465 warrants exercisable during the year 2000, with a strike price of $0.40 - $0.60, 794,600 warrants exercisable during the year 2001, with a strike price of $0.25 - $0.60, 534,265 warrants exercisable during the year 2002, with a strike price of $0.30 - $0.60, 2,220,130 warrants exercisable during the year 2003, with a strike price of $0.50, and 10,000 warrants exercisable during the year 2004, with a strike price of $0.20.

(10)     EMPLOYMENT AND CONSULTANT AGREEMENTS

         On June 8, 1998, the Company entered into a one-year employment agreement with the President/Chief Operating Officer ("COO"). The agreement is automatically extended for an additional year, upon mutual agreement of the parties. Compensation under the agreement is $24,000 and annual bonuses as determined by the Company's Board of Directors. The agreement also provides five-year Incentive Stock Options (ISO) to purchase 100,000 shares of the Company's common stock at $0.50 (fifty cents) per share. The ISO vest monthly during employment in equal installments of 8,333 shares per month. The agreement provides a covenant not to disclose any proprietary information. If the Employee's employment is terminated by reason of death or disability, the Employee's estate will be entitled to continued compensation under the terms of this agreement.

                         WORLDWATER CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(10)     EMPLOYMENT AND CONSULTANT AGREEMENTS (CONTINUED)

         The Company has employment agreements with the Chairman and Vice Presidents, General Manager and Finance Officer of the Company. Aggregate compensation under these agreements are $187,000. The agreements also provided five-year Incentive Stock Options (ISO) to purchase 87,000 shares of the Company's common stock at $0.50 (fifty cents) per share. Effective May 1998, the Company's General Manager and Finance Officer terminated his position with the Company. As of December 31, 1998, 83,100 shares were awarded.

         The Company has unpaid salaries of $205,200 which have been deferred by the officers as of December 31, 1998.

         The Company has agreements effective through December 31, 2005 with its Chairman, a senior executive and a consultant, which provides for an incentive fee of up to five percent (5%) on revenues earned by the Company with an annual cap of $250,000 per individual. The Company incurred incentive fee expenses of $-0- and $6,462 in 1998 and 1997, respectively.

         The Company has entered into consulting agreements with key personnel for the Company. Compensation under these agreements totaled $88,000. The agreements also provide, five-year Incentive Stock Options (ISO) to purchase shares of the Company at $0.50 (fifty cents) per share, and reimbursement of professional fees and dues up to $2,000 per year. The ISO vest monthly during employment in equal installments of 4,000 shares per month.

         The Company has entered into an agreement with a consultant to assist with the sale of its State of New Jersey Net Operating Losses. Under the terms of the agreement the consultant would receive a three percent commission (3%), or approximately $15,000.

(11)     LEASES

         The Company leases its production, service and administrative premises under a five-year lease agreement expiring June 14, 2002, with a renewal option for an additional five-year period. The lease requires the lessee to pay taxes, maintenance, insurance and certain other operating costs of the leased property.

         The minimum future rental payments under this lease are as follows:

                   1999                                      $45,500
                   2000                                       51,500
                   2001                                       61,000
                   2002                                       27,500
                                                            --------
                  Total minimum future rental payments      $185,500
                                                            ========

                         WORLDWATER CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(12)     RELATED PARTY TRANSACTIONS

         Included in notes payable and long-term debt at December 31, are amounts payable to employees, directors and their immediate relatives as follows:

                                     1998         1997
                                 --------     --------
         Directors               $109,400     $379,750
         Employees                110,000       41,500
         Immediate relatives       38,000       12,000
                                 --------     --------
             Total               $257,400     $433,250
                                 ========     ========

         The Company leased office and laboratory facilities from the Chairman of the Company on a month to month basis. Lease payments to the Chairman were $30,000 for 1998 and 1997.

(13)     MARKETABLE SECURITIES AVAILABLE FOR SALE

         The Company acquired 50,000 shares of Proformix Systems, Inc., a NASDAQ traded company as part of its settlement with Royal Capital Inc. and has recorded these securities as marketable securities available for sale. The Company received these securities on December 31, 1997 and recorded them at their then market value of $162,500.

         During 1998, the Company sold 40,000 shares of the stock. Proceeds from the sale were $80,000 and the Company recognized a loss on the sale of marketable securities of $50,000. These marketable securities are stated at fair value with any unrealized holding gains or losses included as a component of stockholders' deficiency until realized. At December 31, 1998, the Company has an unrealized holding loss of $20,625.

(14)     SHORT-TERM INVESTMENTS RESTRICTED

         Short-term investment is a certificate of deposit that the Company was required to purchase to serve as a performance bond in connection with a sale to the Philippine Government. The certificate of deposit bears interest at 4.4% per annum and matured June 10, 1998. On October 9, 1998 the funds and accrued interest were received by the Company in accordance with the sales agreement.

(15)     RISKS AND UNCERTAINTIES

         The Company markets its products to developing nations. The ability of these customers to order and pay for the Company's products is dependent on a variety of factors including government approval, adequate funding and vigorous testing procedures. Sales to three major customers accounted for 48%, 22% and 22% of the Company's sales in 1998. In 1997, sales to a major customer accounted for 83% of the Company's sales.

                         WORLDWATER CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(16)     FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate that value.

         The carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued expenses approximate fair value because of the short maturity of those instruments. The carrying value of marketable securities available for sale is carried at a fair value based upon quoted market prices. The fair value of the Company's debt is estimated based on the current rates offered to the Company for debt of the same remaining maturities and similar terms. The estimated fair values of the Company's debt instruments are as follows:

                                                                  Carrying                  Fair
                                                                   Amount                  Value
                                                                   ------                  -----
                      1998                                        $1,290,731             $1,258,081
                      1997                                         2,200,831           Not Practicable

         In 1997, due the Company's debt being in the process of being converted into common stock and the nature of the various conversion features, it is not practicable to estimate the fair value of the notes payable and long-term debt.

(17)     CONTINGENCIES

         The Company has received correspondence from the estate of one of its creditors, who asserts that the Company owes this entity the debt, as recorded in the Company's financial statements plus accrued interest from the date of the note. The Company believes that the terms of the note clearly indicate that it is a non-interest bearing note.

(18)     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                           1998       1997
                                                     ----------     ------
                  Cash paid during the year for:

                           Interest                  $    4,761     $8,167
                                                     ==========     ======
                           Income taxes              $     --       $  --
                                                     ==========     ======

         Supplemental schedule of non-cash investing and finance activities:

         In 1998, the Company's debt holders converted $1,011,000 of debt principal and $272,440 of accrued interest (total of $1,283,440) into 3,329,073 shares of the Company's common stock at rates between $0.15 - $0.50 per share.

                         WORLDWATER CORP. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements


(18)     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

         Supplemental schedule of non-cash investing and finance activities (continued):

         In 1997, the Company's the debt holders converted $240,000 of debt principal and $96,145 of accrued interest (total of $336,145) into 685,484 shares of the Company's common stock at rates between $0.40 - $0.50 per share

         In 1997, the Company received $162,500 in marketable securities available for sale as part of its settlement agreement with Royal Capital Inc. (see Note 13).

(19)     COMMON STOCK

         On or about August 12, 1997, the Company received a letter from the special counsel to the bankruptcy trustee in the Chapter 11 bankruptcy provisions of a shareholder. The trustee's counsel asserted claims under a certain Loan & Settlement Agreement. The settlement affirmed on March 30, 1998, called for the payment of $90,000 in cash and the conversion of $135,000 of a convertible debenture and $78,775 in accrued interest for 431,250 shares of the Company's common stock.

         The Company entered into a settlement agreement (the "Settlement Agreement") on December 30, 1997 with Royal Capital Incorporated ("Royal") and its principals, resolving claims of breach of certain stock purchase agreement (the" Purchase Agreement") between the Company and Royal dated August 28, 1996. Under the Purchase Agreement, Royal rendered investment banking, financial and other advisory services to the Company in exchange for securities and cash consulting fees.

         Under the Settlement Agreement: 1) the Company and Royal mutually agreed to terminate their contractual relationship; 2) the Company agreed to issue and deliver certain shares of the Company's common stock to Global Portfolios PTY Ltd., all in accordance with preexisting subscriptions; 3) the Company agreed to issue certain warrants to Global Portfolios PTY Ltd. and Schurch Asset Management GMBH, all in accordance with preexisting contractual commitments; 4) Royal agreed to deliver to the Company 50,000 shares of Proformix Systems, Inc. common stock, a bulletin board company; 5) the Company agreed to issue and deliver, pursuant to a preexisting subscription agreement, 125,000 shares of the Company's common stock, to Sage Capital Investment
         Limited: and 6) the Company and Royal agreed to full mutual releases and certain indemnification provisions.

                         WORLDWATER CORP. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(19)     COMMON STOCK (CONTINUED)

         The following is a reconciliation of common stock outstanding per the consolidated balance sheet at December 31, with those per the record of the Company's transfer agent:

                                                                          1998              1997
                                                                          ----              ----
         Common stock shares outstanding per transfer agent            21,984,904        12,816,208

         Add:     WorldWater, Inc. shares not yet presented
                  for conversion into WorldWater Corp. Shares                  --         1,205,533

                  Shares issued in 1998 for which common stock
                  proceeds were received in 1997                               --           595,611

                  Shares issued in 1998 for debt term violations
                  incurred in 1997                                             --           696,150

                  Duplicate shares erroneously issued in 1997
                  (shares to be cancelled in 1998)                             --           (25,000)
                                                                       ----------        ----------

         Shares outstanding as of December 31,                         21,984,904        15,288,502
                                                                       ==========        ==========

(20)     SUBSEQUENT EVENTS (UNAUDITED)

         Subsequent to December 31, 1998, the Company converted, at the consent of its debt holders, an additional $237,500 of long-term debt and notes payable into 1,116,667 shares of the Company's common stock.

         Subsequent to December 31, 1998, the Company sold, 1,893,333 shares of the Company's common stock for $307,000 at the average rate of $0.16 per share.

         In January 1999, the Board of Directors approved a reduction in the exercise price on the 493,931 Incentive Stock Options from $0.40 to $0.15, that are outstanding and exercisable at December 31, 1998 under the Stock Based Compensation Plan (see Note 8).

         On March 12, 1999, the Company received proceeds from the issuance of convertible notes to individuals in the amount of $35,000. These notes bear interest of 9 percent per annum and mature September 12, 1999. If the loans are repaid within the first ninety days, all interest will be forgiven. Additionally, the notes provide an equity investment of $7000 in exchange for 140,000 common stock shares.