Form 10QSB
period 1999-03-31
WORLDWATER CORP
filed 1999-05-17
CIK 811271

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                   FORM 10-QSB

                 [x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

                                Yes X No ____

  As of the close of business on May 14, 1999, there were 25,585,634 shares of the Registrant's Common Stock, $.001 par value, outstanding.

WORLDWATER CORP.


QUARTERLY REPORT ON FORM 10-QSB



Part I.


FINANCIAL INFORMATION                                        Page No.

Item 1.     Condensed Consolidated Financial Statements           3
            Condensed Consolidated Balance Sheets
            as of March 31, 1999 (Unaudited) and
            December 31, 1998 (Audited)

            Condensed Consolidated Statements of                  4
            Operations (Unaudited) for the three months ended March 31, 1999 and 1998, and the three months ended March 31, 1999 and 1998

            Condensed Consolidated Statements of Cash             5
            Flows (Unaudited) for the three months ended
            March 31, 1999 and 1998

            Condensed Consolidated Statements of Stockholders'    6
            Equity (Unaudited) for the period January 1,1999
            Through March 31, 1999.

            Notes to the Condensed Consolidated                    7-8
            Financial Statements (Unaudited)


Item 2.     Management's Discussion and Analysis of               9-11
            Financial Condition and Results of Operations



Part II.    OTHER INFORMATION

Item 1      Signatures                                              12

Item 2      Exhibit 27  Financial Data Schedule

WorldWater Corp.
Condensed Consolidated Balance Sheets
March 31, 1999 and December 31, 1998


                                                            3/31/99        12/31/98
                                                            -------        --------
Current Assets:
     Cash and cash equivalents                           $    19,560    $     4,162
     Accounts receivable                                      10,682              0
     Marketable securities                                     7,500         11,875
     Inventory                                                78,796         97,469
     Prepaid expenses                                           --            5,335
                                                         -----------    -----------

Total Current Assets                                         116,538        118,841
                                                         -----------    -----------

Non-Current Assets:
    Equipment and leasehold improvements, net                 43,674         48,268
    Other assets                                               8,918          8,384

                                                         -----------    -----------
TOTAL ASSETS                                             $   169,130    $   175,493
                                                         ===========    ===========

Current Liabilities:
     Accounts payable & other accrued expenses           $   335,311    $   425,307
     Accrued payroll                                         204,500        205,200
     Accrued interest                                        358,415        332,829
     Notes payable                                           293,680        373,581
     Current maturities of long-term debt                    853,500        917,150
                                                         -----------    -----------
Total Current Liabilities                                  2,045,406      2,254,067

                                                         -----------    -----------
TOTAL LIABILITIES                                          2,045,406      2,254,067
                                                         -----------    -----------

Stockholders Deficiency:
    Common Stock                                              24,995         21,985
    (Par value $.001;  30,000,000 shares
    authorized; issued and outstanding March 31,1999--
    24,794,904 and December 31, 1998 --21,984,904 )
    Additional paid-in capital                             7,017,981      6,576,591
    Accumulated other comprehensive loss                     (25,000)       (20,625)
    Accumulated deficit                                   (8,894,252)    (8,656,525)
                                                         -----------    -----------
TOTAL STOCKHOLDERS' DEFICIENCY                            (1,876,276)    (2,078,574)
                                                         -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY           $   169,130    $   175,493
                                                         ===========    ===========


            See Notes to Condensed Consolidated Financial Statements

WorldWater Corp.
Condensed Consolidated  Statements of Operations
For the three months ended March 31, 1999 and 1998.

                                            3 Months
                                    3/31/99          3/31/98
                                    -------          -------
Sales                               $ 47,741        $ 37,643

Cost of Goods Sold                    74,551         133,885
                                ------------    ------------

     Gross (Loss) Profit             (26,810)        (96,242)
                                ------------    ------------

Operating Expenses:

Research & Development                35,282          28,359
Sales & Marketing                     82,533          93,309
General & Administrative              64,969          78,152
                               ------------     ------------

     Total Operating Expenses        182,784         199,820
                                ------------    ------------

Operating (Loss) Profit             (209,594)       (296,062)
                                ------------    ------------

Other Expenses

     Interest Expense                 29,633          31,658
     Other Expense (Income)           (1,500)         (1,000)
                                ------------    ------------
Total Other Expense (Income)          28,133          30,658
                                ------------    ------------


Net Loss                        $   (237,727)   $   (326,720)
                                ============    ============

Net Loss Per Share              $      (0.01)   $      (0.02)

Average Shares Outstanding        21,340,721      16,254,800


            See Notes to Condensed Consolidated Financial Statements

WorldWater Corp.
Condensed Consolidated  Statements of Cash Flows
For the three-months ended March 31,1999 and 1998.

                                                       3/31/99       3/31/98
                                                       -------       -------
Net loss                                              $(237,727)   $(326,720)

Adjustments to Reconcile Net Loss to
Net Cash Used in Operating Activities:
          Depreciation                                    4,594        1,800

Changes in Assets and Liabilities:
          Accounts Payable & Accrued Expenses           (89,996)     (36,488)
          Prepaid Expenses                                5,335         (373)
          Accrued Interest                                 --
          Inventory                                      18,673      (26,175)
          Accrued Salaries                                 (700)     (13,566)
          Accounts Receivable                           (10,682)     (24,271)
                                                      ---------    ---------
Net Cash Used in Operating Activities                  (310,503)    (425,793)
                                                      ---------    ---------

Cash Flows from Investing Activities:
          (Increase) in Other Assets                       (534)       8,000
          Capital Expenditures                             --         (1,332)
                                                      ---------    ---------
Net Cash Used in Investing Activities                      (534)       6,668
                                                      ---------    ---------

Cash Flows from Financing Activities:
          Proceeds from Notes Payable                    53,500
          Repayment of Notes Payable                    (34,065)     (20,000)
          Repayment of Current Maturities                    --      (30,000)
          Proceeds from Issuance of Common Stock        307,000      491,009
                                                      ---------    ---------
Net Cash Provided by (Used In) Financing Activities     326,435      441,009
                                                      ---------    ---------

Net Increase (Decrease) in Cash                          15,398       21,884
Cash at Beginning of Year                                 4,162       61,160
                                                      ---------    ---------
Cash at end of First Quarter                          $  19,560    $  83,044
                                                      =========    =========



            See Notes to Condensed Consolidated Financial Statements

                                 WorldWater Corp
                 Consolidated Statements of Stockholders' Equity
              For the Period January 1, 1999 through March 31, 1999





                                                                        Additional      Accumulated                      Total
                                    Common Stock     (Par Value $.001)    Paid-In          Other         Accumulated   Stockholders
                                    Shares               Amount           Capital       Comprehensive      Deficit       Equity
                                                                                         Income
                                    ------------------------------------------------------------------------------------------------
                                                                                         (loss)
 Balance at January 1, 1999           21,984,904          $21,985        $6,576,591        ($20,625)   ($8,656,525)    ($2,078,574)

 Issuance of common stock
 for cash                              1,873,333            1,873           305,127                                        307,000

 Debt and accrued interest
 converted into common stock            1,116,667            1,117           136,283                                        137,400

 Issuance of common stock
 for WorldWater Inc. Certificate           20,000               20               (20)

 Net loss for the three months
 ended March 31, 1999                                                                                     (237,727)       (237,727)

 Unrealized decrease in value of
 marketable securities                                                                        (4,375)                       (4,375)

 ---------------------------------------------------------------------------------------------------------------------------------
 Balance at March 31, 1999            24,994,904         $ 24,995        $7,017,981        ($25,000)   $ (8,894,252)   ($1,876,276)
 ---------------------------------------------------------------------------------------------------------------------------------



           See Notes to Condensed Consolidated Financial Statements.

Part I. Item 1.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


1.    BASIS OF PRESENTATION

      The accompanying condensed consolidated financial statements have been prepared by WorldWater Corp. (the "Company"), without audit, and reflect all adjustments (consisting only of normal and recurring adjustments and accruals) which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. These condensed financial statements should be read in conjunction with the financial statements and footnotes thereto included as an exhibit to the Company's form 8-K/A dated February 19, 1999 and 10-K dated April 15, 1999, all previously filed with the Securities and Exchange Commission.


2.    NET LOSS PER SHARE

      Net loss per share for the three months ended March 31, 1999 and 1998 is computed using the average number of common shares of stock outstanding during the period. Common stock equivalents are not considered in net loss per share because their effect would be anti-dilutive.


3.    CONVERSION OF DEBT

      During the three months ended March 31, 1999, notes payable totaling $137,400 were converted into equity.



4.    VALUE OF MARKETABLE SECURITIES

      During the three months ended March 31, 1999 the Company had marketable securities valued at $7,500.

5.    ACCOUNTING CLASSIFICATIONS

      Figures from the prior period March 31, 1998 have been adjusted to reflect the current presentation for 1999. Management adjusted the account groupings to better reflect current operations. These adjustments did not change the net income for the prior period.



Part I.     Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Statements in this quarterly Report on Form 10-Q concerning the Company's outlook or future economic performance: anticipated profitability, gross billings, commissions and fees, expenses or other financial items; and statements concerning assumptions made or exceptions to any future events, conditions, performance or other matter are "forward looking statements" as that term is defined under the Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties, and other factors that would cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, (1) that there can be no assurance that the Company will grow profitably or manage its growth, (2) risks associated with acquisitions, (3) competition, (4) the Company's quarterly results have fluctuated in the past and are expected to fluctuate in the future, (5) the loss of services of key individuals which could have a material adverse effect on the Company's business, financial condition or operating results, (6) risks associated with operating in emerging countries.

OVERVIEW

WorldWater Corp is a full-service water engineering and solar energy company, which designs, develops and markets proprietary technology relating to water needs and solar power applications. The Company occupies a unique niche in the international market place--supplying emerging countries and industry throughout the world with solar electric powered products and performing all phases of the water cycle: from finding, to pumping, storing and recycling water. WorldWater has developed a proprietary solar-driven water pump, the AquaSafe(TM), which can pump water from great depths, making it possible to supply water to communities and to irrigate lands that might otherwise lie barren. These solar pumps can supply potable water and irrigation to remote areas at significantly less cost and less maintenance than other pumping methods currently in use can.

The mission of the Company is to position itself as the leader and principal supplier of renewable energy and remote water supply for emerging nations throughout the world.

In mid-1997, the Company made its first production shipment of its proprietary products (to the Philippines) and has since begun limited operations in 16 emerging nations in Asia, Latin America and Africa. The Company currently has contract negotiations underway in five emerging countries which, if successfully concluded, will result in a substantial increase in revenues during the second half of 1999, and in the year 2000. During the early stage of market penetration, marketing and related costs invariably exceed revenues. Management anticipates that as target markets for solar equipment become more fully developed, operating profits will be achieved.

RESULTS OF OPERATIONS

REVENUE. For the three months ended March 31, 1999 revenue increased to $47,741, up from $37,643 in the same quarter of 1998.

GROSS PROFIT. Gross loss of $26,810 was recognized for the three months ended March 31, 1999, down from a loss of $96,242 for the same period in 1998. Cost of sales was $74,551 down from $133,885 from the previous period. The operating loss was $209,594 for the first quarter in 1999 compared to an operating loss of $296,062 for the same period in 1998.



SELLING AND MARKETING. Sales and marketing expenses decreased by $10,776 in the three-month period ending March 31, 1999 to $82,533, down from $93,309 in the same period of 1998. Management believes that as a result of the contract negotiations mentioned above, sales and marketing expenses will increase as the year progresses.


RESEARCH AND DEVELOPMENT. Research and development expenses increased $6,923 for the three-month period to $35,282, up from $28,359 in the same period of 1998. The Company was awarded an $249,967 grant from the State of New Jersey Commission on Science and Technology on April 29, 1999. The funds will be used to develop its Off-Grid Drip Irrigation System in conjunction with New Jersey's Rutgers University commencing May 1, 1999.


GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased by $13,183 to $64,969 for the three month period ended March 31, 1999, down from $78,152 in 1998. The decrease is due primarily to the Company's continued exercise of close control over operating costs and staffing. Assuming that contract negotiations now underway are successfully concluded, it will be necessary to recruit additional staff to implement the contracts.


INCOME TAXES. The Company recognized no income tax expense for 1998, and for 1999 to date. The Company has net operating loss carry forwards resulting in a potential federal tax benefit to the Company as of January 1, 1999 of approximate $2.5 million. The Company entered into an agreement with Technology Tax Certificate, L.L.C. to sell approximately $4.5 million in New Jersey State Tax Loss Carry forwards. The new law allows the Company to sell its losses to profitable companies in the State for a minimum of seventy-five (75%) percent of the tax value. The law became effective in New Jersey January 1, 1999 and the New Jersey Economic Development Authority is currently reviewing applications. The Company expects to receive about $480,000 net proceeds from the sale, however, the timing is uncertain.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents increased by $15,398 to $19,560 from December 31, 1998 to March 31, 1999. The net cash used in operating activities during this three-month period in 1999 was $310,503 compared to $425,793 in 1998. The primary reasons for the consumption of cash in 1999 were to fund on-going operations and the net loss of $237,727 for the three months ended March 31, 1999.

The Company's auditors indicated in their December 31, 1998 Annual Audit Report that there was substantial doubt about its ability to continue as a going concern. The Company has taken action to respond to this going concern issue. This is defined by generally accepted accounting principles as the possibility that current capital resources might be insufficient to meet obligations over the next twelve months. The Company has contacted debt holders regarding conversion of their debt into shares of common stock. The Company continues to encourage its warrant holders to exercise their warrants in order to provide an efficient and inexpensive means of raising capital. Cash provided by financing activities in the three months that ended March 31, 1999 was $326,435 compared to $441,009 in 1998.



SALE OF RESTRICTED SECURITIES DURING THE FIRST QUARTER 1999

The Company issued 1,873,333 Common Stock shares for net proceeds of $307,000.

THE YEAR 2000

The use of computer systems that rely on two-digit programs to perform computations or other functions may cause such systems to malfunction with respect to the year 2000 and subsequent years. Like many other entities, the Company is currently assessing its computer software and database with respect to its functionality beyond the turn of the century. The extent and estimated cost of the modifications which will be required cannot yet be determined, although it is expected that such expenditures will not have a material effect on the financial conditions and the results of operations of the Company. There can be no assurance, however, that the year 2000 problem will be resolved successfully and in a timely fashion or that any failure or delay by the Company or any third parties which interact with the Company in achieving year 2000 compliance will not have an adverse effect on its operations.

Part 2.      Item 1

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereby duly authorized.

DATE: May 14,1999                   WORLDWATER CORP.


By:   /s/ Quentin T. Kelly                By:   /s/ Peter I. Ferguson
      ---------------------                     ----------------------
      Quentin T. Kelly                          Peter I. Ferguson
      Chairman & CEO                            Vice-President