Form 10QSB
period 1999-06-30
WORLDWATER CORP
filed 1999-08-13
CIK 811271

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                   FORM 10-QSB

                 [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

             [ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM _________ TO _________

                                   ----------

                         Commission File Number 0-16936
                                WorldWater Corp.
             (Exact name of Registrant as specified in its charter)

    NEVADA                                                   33-0123045
    State or other jurisdiction of                          (IRS Employer
    Incorporation or organization)                       Identification Number)


                   Pennington Business Park, 55 Route 31 South
                  Pennington, New Jersey                 08534
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

                                  Yes X      No ____

As of the close of business on August 14, 1999, there were 26,124,678 shares of the Registrant's Common Stock, $.001 par value, outstanding.

WORLDWATER CORP.


QUARTERLY REPORT ON FORM 10-QSB


Part I.


FINANCIAL INFORMATION                                                  Page No.

Item 1.           Condensed Consolidated Financial Statements              3
                  Condensed Consolidated Balance Sheets
                  as of June 30, 1999 (Unaudited) and
                  December 31, 1998 (Audited)

                  Condensed Consolidated Statements of                     4
                  Operations (Unaudited) for the six months ended June 30, 1999 and 1998, and the three months ended June 30, 1999 and 1998

                  Condensed Consolidated Statements of Cash                5
                  Flows (Unaudited) for the six months ended
                  June 30, 1999 and 1998

                  Condensed  Consolidated  Statements of  Stockholders'    6
                  Equity (Unaudited) for the period January 1,1999 Through June 30, 1999.

                  Notes to the Condensed Consolidated                      7-8
                  Financial Statements (Unaudited)


Item 2.           Management's Discussion and Analysis of                  9-11
                  Financial Condition and Results of Operations


Part II. OTHER INFORMATION

Item 1            Signatures                                               12

Item 2            Exhibit 27        Financial Data Schedule

WorldWater Corp
Condensed Consolidated Balance Sheet
June 30, 1999 and December 31, 1998

                                                          6/30/99                   12/31/98
                                                          -------                   --------
Current Assets
     Cash and cash equivalents                          $    22,252               $     4,162
     Advance to affiliate                                    25,000                        --
     Accounts receivable                                     25,898                        --
     Marketable securities                                    6,250                    11,875
     Inventory                                               55,100                    97,469
     Prepaid expenses                                            --                     5,335
                                                         ----------                ----------
     Total Current Assets                                   134,500                   118,841
                                                         ----------                ----------
Non-Current Assets
Property, plant, and equipment, net                          39,174                    48,268
Other assets                                                  8,384                     8,384

                                                         ----------                ----------
TOTAL ASSETS                                                182,058                   175,493
                                                         ==========                ==========
Current Liabilities
     Accounts payable & other accrued expenses              417,889                   425,307
     Accrued payroll                                        208,500                   205,200
     Accrued interest                                       385,972                   332,829
     Notes payable                                          263,681                   373,581
     Deferred grant research                                 58,653                        --
     Current maturities of long term debt                   853,500                   917,150
                                                         ----------                ----------
          Total Current Liabilities                       2,188,195                 2,254,067

                                                         ----------                ----------
TOTAL LIABILITIES                                         2,188,195                 2,254,067
                                                         ----------                ----------

Stockholders Deficiency
Common stock                                                 25,611                    21,985
(Par value $.001;  50,000,000 shares
authorized; issued and outstanding June 30,1999-
25,611,030 and December 31, 1998-21,984,904)
Additional paid-in capital                                7,127,365                 6,576,591
Accumulated other comprehensive loss                        (26,250)                  (20,625)
Retained earnings                                        (9,132,863)               (8,656,525)

                                                         ----------                ----------
TOTAL STOCKHOLDERS' DEFICIENCY                           (2,006,137)               (2,078,574)
                                                         ----------                ----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY          $   182,058               $   175,493
                                                         ==========                ==========

           See Notes to Condensed Consolidated Financial Statements

WorldWater Corp
Condensed Consolidated Statements of Operations
For the three months ended June 30, 1999 and 1998, and for the six months ended June 30, 1999 and 1998

                                            3 Month                         6 Month
                                    6/30/99         6/30/98         6/30/99         6/30/98
                                    -------         -------         -------         -------
Sales                           $     70,511    $      9,815    $    118,251    $     50,533
Grant Revenue                        153,819            --           153,819
                                ------------    ------------    ------------    ------------
    Total Revenue                    224,330           9,815         272,070          50,533


Cost of Goods Sold                    95,976          75,336         163,625         149,266
                                ------------    ------------    ------------    ------------
     Gross (Loss) Profit             128,354         (65,521)        108,445         (98,733)
                                ------------    ------------    ------------    ------------
Operating Expenses:

Research & Development                77,293          78,163         114,748          97,083
Sales & Marketing                    124,449         153,928         209,880         248,158
General & Administrative             118,344         135,140         204,167         215,320
                                ------------    ------------    ------------    ------------

     Total Operating Expenses        320,086         367,231         528,795         560,561
                                ------------    ------------    ------------    ------------

Operating (Loss) Profit             (191,732)       (432,752)       (420,350)       (659,294)
                                ------------    ------------    ------------    ------------
Other Expenses

     Interest Expense                 29,865          24,849          59,204          57,832
     Other Expense (Income) .         (1,716)         (2,038)         (3,216)         (4,075)
                                ------------    ------------    ------------    ------------
Total Other Expense (Income)          28,149          22,811          55,988          53,757
                                ------------    ------------    ------------    ------------

Net Loss                        $   (219,881)   $   (455,563)   $   (476,338)   $   (713,051)
                                ============    ============    ============    ============
Net Loss Per Share              $      (0.01)   $      (0.02)   $      (0.02)   $      (0.04)

Average Shares Outstanding        21,310,997      16,254,800      22,041,826      17,511,506

           See Notes to Condensed Consolidated Financial Statements

WorldWater Corp
Condensed Consolidated Statements of Cash Flows
For the six months ended June 30, 1999 and 1998


                                                         6/30/99       6/30/98
                                                         -------       -------

Net Loss                                                $(476,338)   $(713,051)

Adjustments to Reconcile Net Loss to
Net Cash Used in Operating Activities:
              Depreciation                                  9,094       10,292
              Charges relating to common stock issued                    4,764
              for services
Changes in Assets and Liabilities:
              Accounts Payable & Accrued Expenses          (7,418)     (22,262)
              Prepaid Expenses                              5,335        2,627
              Accrued Interest                             53,143       56,109
              Inventory                                    42,369      (36,458)
              Accrued Salaries                              3,300       (2,000)
              Accounts Receivable                         (25,898)      (2,972)
              Advance to Affiliate                        (25,000)          --
              Displays in Foreign Countries                  --        (47,574)
              Deferred Grant Research                      58,653           --
                                                        ---------    ---------
Net Cash Used in Operating Activities                    (362,760)    (750,525)
                                                        ---------    ---------

Cash Flows from Investing Activities:
              Decrease in Other Assets                                  (1,075)
              Proceeds from Securities                                  50,000
                                                        ---------    ---------
Net Cash Used in Investing Activities                        --         48,925
                                                        ---------    ---------

Cash Flows from Financing Activities:
              Proceeds from Notes Payable                 138,350      156,266
              Repayment of Current Maturities            (124,500)    (171,000)
              Proceeds from Issuance of Warrants           50,000         --
              Proceeds from Issuance of Common Stock      317,000      680,080
                                                        ---------    ---------
Net Cash Provided by (Used In) Financing Activities       380,850      665,346
                                                        ---------    ---------

Net Increase (Decrease) in Cash                            18,090      (36,254)
Cash at Beginning of Year                                   4,162       61,160
                                                        =========    =========
Cash at end of Second Quarter                           $  22,252    $  24,906
                                                        =========    =========

            See Notes to Condensed Consolidated Financial Statements

                                 WorldWater Corp
                 Consolidated Statements of Stockholders' Equity
              For the Period January 1, 1999 through June 30, 1999


                                                                          Additional     Accumulated                       Total
                                        Common Stock   (Par Value $.001)   Paid-In         Other         Accumulated    Stockholders
                                         Shares             Amount         Capital      Comprehensive      Deficit        Equity
                                                                                          Income
                                     -----------------------------------------------------------------------------------------------
                                                                                          (loss)
Balance at January 1, 1999           21,984,904            $21,985        $6,576,591     ($20,625)   ($8,656,525)     ($2,078,574)

Issuance of common stock              1,898,729              1,899           315,101           --             --          317,000
for cash

Debt and accrued interest             1,457,397              1,457           185,943           --             --          187,400
converted into common stock

Issuance of common stock                 20,000                 20               (20)          --             --               --
for WorldWater Inc. Certificate

Issuance of common stock                250,000                250            49,750           --             --           50,000
for warrants exercised

Net loss for the six months                  --                 --                --       (5,625)      (476,338)        (481,963)
ended June 30, 1999

------------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1999             25,611,030            $25,611        $7,127,365     ($26,250)   $(9,132,863)     ($2,006,137)
------------------------------------------------------------------------------------------------------------------------------------

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

2.       NET LOSS PER SHARE

         Net loss per share for the six months ended June 30, 1999 and 1998 is computed using the average number of common shares of stock outstanding during the period. Common stock equivalents are not considered in net loss per share because their effect would be anti-dilutive.

3.       CONVERSION OF DEBT

         During the six months ended June 30, 1999, notes payable totaling $187,400 were converted into equity.

4.        VALUE OF MARKETABLE SECURITIES

         At June 30, 1999 the Company had marketable securities recorded at fair market value in the amount of $6,250.

5.       ACCOUNTING CLASSIFICATIONS

         Figures from the prior period June 30, 1998 have been adjusted to reflect the current presentation for 1999. Management adjusted the account groupings to better reflect current operations. These adjustments did not change the net income for the prior period.

6.       Technology Grant

         The company received a grant from the New Jersey Commission on Science and Technology in the amount of $249,967. The grant funds are issued in two increments of which the Company received $212,472 for the initial phase and upon successful completion and review of the project an additional payment of $37,495 will be forthcoming. After successful completion of the project, a percentage of the Company's net income, one percent in the first year, will be paid annually in the form of a royalty payment to the Commission not to exceed the original grant amount of $249,967.

Part I.  Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
AND RESULTS OF OPERATIONS

Statements in this quarterly Report on Form 10-Q concerning the Company's outlook or future economic performance; anticipated profitability, gross billings, commissions and fees, expenses or other financial items; and
statements concerning assumptions made or exceptions to any future events, conditions, performance or other matter are "forward looking statements" as that term is defined under the Federal Securities Laws. Forward looking statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, (1) that there can be no assurance that the Company will grow profitably or manage its growth, (2) risks associated with acquisitions, (3) competition, (4) the Company's quarterly results have fluctuated in the past and are expected to fluctuate in the future,
(5) the loss of services of key individuals which could have a material adverse effect on the Company's business, financial condition or operating results and
(6) risks associated with operating in emerging countries.

OVERVIEW

WorldWater Corp is a full-service water engineering and solar energy company which designs, develops and markets proprietary technology relating to water needs and solar power applications. The Company occupies a unique niche in the international market place--supplying emerging countries and industry throughout the world with solar electric powered products and performing all phases of the water cycle: from finding, to pumping, storing and recycling water. WorldWater has developed a proprietary solar-driven water pump, the AquaSafe(TM), which can pump water from great depths, making it possible to supply water to communities and to irrigate lands that might otherwise lie barren. These solar pumps can supply potable water and irrigation to remote areas at significantly less cost and less maintenance than other pumping methods currently in use.

The mission of the Company is to position itself as the leader and principal supplier of renewable energy and remote water supply for emerging nations throughout the world.

In mid-1997, the Company made its first production shipment of its proprietary products (to the Philippines) and has since begun limited operations in 16 emerging nations in Asia, Latin America and Africa. The Company currently has contract negotiations underway in seven emerging countries which, if successfully concluded, would result in a substantial increase in revenues during the second half of 1999, and in the year 2000.

During the early stage of market penetration, marketing and related costs invariably exceed revenues. Management anticipates that as target markets for its solar powered water pumping and electric equipment become more fully developed, operating profits will be achieved.

RESULTS OF OPERATIONS

REVENUE. For the six months ended June 30, 1999 revenue increased to $272,070, up from $50,533 in the same period of 1998. For the three months ended June 30, 1999 revenue increased $214,515 to $224,330 up from $9,815 in the same period during 1998. The primary reason for increased revenue is due to continued sales of systems in strategic locations and the grant received from the New Jersey Commission on Science and Technology.

GROSS PROFIT. Gross profit of $108,445 was recognized for the six months ended June 30, 1999, up from a loss of $98,733 for the same period in 1998. Gross profit of $95,976 was recognized for the three months ended June 30, 1999 compared to a loss of $65,521 for the same period during 1998. Cost of sales for the six months was $163,625, up from $149,266 from the previous period, and $95,976 for the three months, compared to $75,336 for the same period during 1999. The operating loss was $420,350 for the first six months in 1999 compared to an operating loss of $659,294 for the same period in 1998. Operating loss was $191,732 for the three months ended June 30, 1999, compared to an operating loss of $432,752 for the same period during 1998.

SELLING AND MARKETING. Sales and marketing expenses decreased by $38,278 in the six-month period ending June 30, 1999 to $209,880, down from $248,158 in the same period of 1998. Sales and marketing expenses decreased $29,479 for the three months ended June 30, 1999. Management believes that as a result of the contract negotiations mentioned above, sales and marketing expenses will increase proportionally as revenue increases.

RESEARCH AND DEVELOPMENT. Research and development expenses increased $17,665 for the six-month period to $114,748, up from $97,083 in the same period of 1998. Research and development expenses decreased $870 for the three months ended June 30, 1999. The Company was awarded a $249,967 grant from the State of New Jersey Commission on Science and Technology on April 29, 1999. The funds are being used to develop its Solar Off-Grid Drip Irrigation System in conjunction with Rutgers University of New Jersey, which when completed in the expected six months, should contribute significantly to the Company's agricultural product offerings and revenues.

GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased by $11,153 to $204,167 for the six month period ended June 30, 1999, down from $215,320 in 1998. General and administrative expenses decreased $16,796 for the three-month period ending June 30, 1999. The decrease is due primarily to the Company's continued exercise of close control over operating costs and staffing. Assuming that contract negotiations now underway are successfully concluded, it will be necessary to recruit additional staff to implement the contracts.

INCOME TAXES. The Company recognized no income tax expense for 1998, and 1999 to date. The Company has net operating loss-carry-forwards resulting in a potential federal tax benefit to the Company as of January 1, 1999 of approximately $2.5 million. The Company entered into an agreement with Technology Tax Certificate, L.L.C. to sell approximately $4.5 million in New Jersey State Tax-Loss-Carry-forwards. The new law allows the Company to sell its losses to profitable companies in the State for a minimum of seventy-five (75%) percent of the tax value. The law became effective in New Jersey January 1, 1999 and the New Jersey Economic

Development Authority is currently reviewing applications. The Company expects to receive about $400,000 net proceeds from the sale.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents increased by $18,090 to $22,252 from December 31, 1998 to June 30, 1999. The net cash used in operating activities during this six-month period in 1999 was $362,760 compared to $750,525 in 1998. The primary reasons for the consumption of cash in 1999 were to fund on-going operations and the net loss of $476,338 for the six months ended June 30, 1999.

The Company's auditors indicated in their December 31, 1998 Annual Audit Report that there was substantial doubt about its ability to continue as a going concern. The Company has taken action to respond to this "going concern" issue. This is defined by generally accepted accounting principles as the possibility that current capital resources might be insufficient to meet obligations over the next twelve months. The Company expects current contract negotiations to result in expanded capital resources to meet this criterion. The Company has contacted debt holders regarding conversion of their debt into shares of common stock. The Company continues to encourage its warrant holders to exercise their warrants in order to provide an efficient and inexpensive means of raising capital. Cash provided by financing activities in the six months that ended June 30, 1999 was $380,850 compared to $665,346 in 1998.

SALE OF RESTRICTED SECURITIES DURING THE FIRST QUARTER 1999

The Company issued 1,898,729 restricted common stock shares for net proceeds of $317,000.

THE YEAR 2000

The use of computer systems that rely on two-digit programs to perform computations or other functions may cause such systems to malfunction with respect to the year 2000 and subsequent years. Like many other entities, the Company has assessed its computer software and database with respect to its functionality beyond the turn of the century. The extent and cost of the modifications are nominal, and will not have a material effect on the financial conditions and the results of operations of the Company. There can be no assurance, however, that the year 2000 problem will be resolved successfully or that any failure or delay by the Company or any third parties which interacts with the Company in achieving year 2000 compliance will not have an adverse effect on its operations.

Part 2.  Item 1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereby duly authorized.

DATE:    August 14,1999                       WORLDWATER CORP.


By:  /s/ Quentin T. Kelly                      By:/s/ Peter I. Ferguson
     --------------------                          --------------------
         Quentin T. Kelly                             Peter I. Ferguson
         Chairman & CEO                               Vice-President