Form 10QSB
period 1999-09-30
WORLDWATER CORP
filed 1999-11-15
CIK 811271

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ------------------

                                   FORM 10-QSB

               [x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

            NEVADA                              33-0123045(State or other
            jurisdiction of                     (IRS Employer
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

                                  Yes X No ____

As of the close of business on November 10, 1999, there were 26,535,582 shares of the Registrant's Common Stock, $.001 par value, outstanding.

WORLDWATER CORP.


QUARTERLY REPORT ON FORM 10-QSB



Part I.


FINANCIAL INFORMATION                                             Page No.
                                                                  --------

Item 1.     Condensed Consolidated Financial Statements           3
            Condensed Consolidated Balance Sheets
            as of September 30, 1999 (Unaudited) and
            December 31, 1998 (Audited)

            Condensed  Consolidated  Statements of                4
            Operations   (Unaudited)   for  the  nine
            months ended September 30, 1999 and 1998, and the three months ended
            September 30, 1999 and 1998

            Condensed Consolidated Statements of Cash             5
            Flows (Unaudited) for the nine months ended
            September 30, 1999 and 1998

            Condensed   Consolidated   Statements  of             6
            Stockholders' Equity (Unaudited)  for the period
            January  1, 1999  Through  September 30, 1999.

            Notes to the Condensed Consolidated                   7-8
            Financial Statements (Unaudited)


Item 2.     Management's Discussion and Analysis of               9-11
            Financial Condition and Results of Operations



Part II.    OTHER INFORMATION

Item 1      Signatures                                            12

Item 2      Exhibit 27  Financial Data Schedule

WorldWater Corp
Condensed Consolidated Balance Sheets
September 30, 1999 and December 31, 1999




                                                                9/30/99          12/31/98
                                                                -------          ---------

Current Assets
     Cash and cash equivalents                               $    94,059        $     4,162
     Advance to affiliate                                         25,000                  -
     Marketable securities                                         6,250             11,875
     Grant Receivable                                             37,495                  -
     Inventory                                                    79,964             97,469
     Prepaid expenses                                              2,441              5,335
           Total Current Assets                                  245,209            118,841
                                                             -----------        -----------

Non-Current Assets
Property, plant, and equipment, net                               38,562             48,268
Other assets                                                       8,384              8,384

                                                             -----------        -----------
TOTAL ASSETS                                                     292,156            175,493
                                                             ===========        ===========



Current Liabilities
     Accounts payable & other accrued expenses                   333,511            425,307
     Accrued payroll                                             192,500            205,200
     Accrued interest                                            413,824            332,829
     Notes payable                                               265,826            373,581
     Deferred grant research                                      37,495                  -
     Current maturities of long term debt                        874,500            917,150
                                                             -----------        -----------
          Total Current Liabilities                            2,117,656          2,254,067
                                                             -----------        -----------

Long term debt, net                                              200,000                  -
                                                             -----------        -----------

TOTAL LIABILITIES                                              2,317,656          2,254,067
                                                             -----------        -----------

Stockholders Deficiency
Common stock                                                      26,586             21,985
(Par value $.001;  50,000,000 shares
authorized; issued and outstanding September 30,1999--
26,585,582 and December 31, 1998--21,984,904)
Additional paid-in capital                                     7,385,807          6,576,591
Accumulated other comprehensive loss                             (27,180)           (20,625)
Retained earnings                                             (9,410,713)        (8,656,525)

                                                             -----------        -----------
TOTAL STOCKHOLDERS' DEFICIENCY                                (2,025,500)        (2,078,574)
                                                             -----------        -----------


TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY               $   292,156        $   175,493
                                                             ===========        ===========







           See Notes to Condensed Consolidated Finanacial Statements

WorldWater Corp
Condensed Consolidated Statements of Operations
For the three months ended September 30, 1999 and 1998, and for the nine months ended September 30, 1999 and 1998











                                             3 Month                                     9 Month
                                    9/30/99            9/30/98                   9/30/99          9/30/98
                                    -------            -------                   -------          -------
Sales                            $   24,252         $    1,112                $  142,503        $    51,645
Grant Revenue                        58,653                  -                   212,472
                                 -----------        -----------               -----------       ------------
  Total Revenue                      82,905              1,112                   354,975             51,645



Cost of Goods Sold                   56,471             55,360                   220,096            208,565
                                 -----------        -----------               -----------       ------------

  Gross (Loss) Profit                26,434            (54,248)                  134,880           (156,920)
                                 -----------        -----------               -----------       ------------

Operating Expenses:

Research & Development               69,656             51,458                   184,404            150,175
Sales & Marketing                    96,187            105,512                   306,067            347,576
General & Administrative            137,229            123,639                   341,396            347,651
                                 -----------        -----------               -----------       ------------

  Total Operating Expenses          303,072            280,609                   831,867            845,402
                                 -----------        -----------               -----------       ------------

Operating (Loss) Profit            (276,638)          (334,857)                 (696,987)        (1,002,322)
                                 -----------        -----------               -----------       ------------

Other Expenses

  Interest Expense                   41,848             25,890                   101,052             83,174
  Other Expense (Income)            (40,634)            (2,027)                  (43,850)            (6,102)
                                 -----------        -----------               -----------       ------------
Total Other Expense (Income)          1,214             23,863                    57,201             77,072
                                 -----------        -----------               -----------       ------------

Net Loss                         $ (277,852)        $ (358,720)               $ (754,188)       $(1,079,394)
                                 ===========        ===========               ===========       ============

Net Loss Per Share               $    (0.01)        $    (0.02)               $    (0.03)       $     (0.06)

Average Shares Outstanding       21,966,720         19,967,964                22,492,193         18,417,243





            See Notes to Condensed Consolidated Financial Statements

WorldWater Corp
Condensed Consolidated Statements of Cash Flows
For the nine-months ended September 30, 1999 and 1998




                                                               9/30/99            9/30/98
                                                               -------            -------
Net Loss                                                    $  (754,188)       $(1,079,394)

Adjustments to Reconcile Net Loss to
Net Cash Used in Operating Activities:
         Depreciation                                            13,594             14,792
         Charges relating to common stock issued                      -              4,764
         for services
Changes in Assets and Liabilities:
         Accounts Payable & Accrued Expenses                    (91,796)            (6,698)
         Prepaid Expenses                                         2,894              2,627
         Accrued Interest                                        80,995             78,186
         Inventory                                               17,505             34,766
         Accrued Salaries                                       (12,700)            10,000
         Accounts Receivable                                    (37,495)            29,685
         Advance to Affiliate                                   (25,000)                 -
         Displays in Foreign Countries                                -            (55,735)
         Deferred Grant Research                                 37,495
                                                            -----------        -----------
Net Cash Used in Operating Activities                          (768,696)          (967,007)
                                                            -----------        -----------

Cash Flows from Investing Activities:
         Decrease in Other Assets                                     -             (2,701)
         Proceeds from Securities                                     -             50,000
         Capital Expenditures                                    (3,889)            (7,019)
                                                            -----------        -----------
Net Cash Used in Investing Activities                            (3,889)            40,280
                                                            -----------        -----------

Cash Flows from Financing Activities:
         Proceeds from Notes Payable                            487,564            326,366
         Repayment of Notes Payable                            (157,755)           (50,900)
         Repayment of Current Maturities                        (42,650)          (171,000)
         Proceeds from Issuance of Warrants                      50,000                  -
         Proceeds from Issuance of Common Stock                 525,323            807,700
                                                            -----------        -----------
Net Cash Provided by (Used In) Financing Activities             862,482            912,166
                                                            -----------        -----------

Net Increase (Decrease) in Cash                                  89,897            (14,561)
Cash at Beginning of Year                                         4,162             61,160
                                                            ===========        ===========
Cash at end of Third Quarter                                $    94,059        $    46,599
                                                            ===========        ===========








            See Notes to Condensed Consolidated Financial Statements

                                 WorldWater Corp
                 Consolidated Statements of Stockholders' Equity
            For the Period January 1, 1999 through September 30, 1999
            ---------------------------------------------------------


                                                                     Additional    Accumulated                   Total
                                   Common Stock  (Par Value $.001)    Paid-In         Other        Accumulated   Stockholders
                                   Shares             Amount          Capital     Comprehensive    Deficit       Equity
                                                                                     Income
                                   ------------------------------------------------------------------------------------------
                                                                                     (loss)

Balance at January 1, 1999         21,984,904       $ 21,985       $ 6,576,591      ($20,625)     ($8,656,525)   ($2,078,574)

Issuance of common stock            2,512,377          2,512           522,811                                       525,323
for cash

Debt and accrued interest           1,778,301          1,778           236,716                                       238,494
converted into common stock

Issuance of common stock               60,000             60               (60)                                            -
for WorldWater Inc. Certificate

Issuance of common stock              250,000            250            49,750                                        50,000
for warrants exercised

Net loss for the nine months                                                          (6,555)        (754,188)      (760,743)
ended September 30, 1999

-----------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1999      26,585,582       $ 26,586       $ 7,385,807      ($27,180)     $(9,410,713)   ($2,025,500)
-----------------------------------------------------------------------------------------------------------------------------

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

2.    NET LOSS PER SHARE

      Net loss per share for the nine months ended September 30, 1999 and 1998 is computed using the average number of common shares of stock outstanding during the period. Common stock equivalents are not considered in net loss per share because their effect would be anti-dilutive.

3.    CONVERSION OF DEBT

      During the nine months ended September 30, 1999, notes payable totaling $238,494 were converted into equity.

4.    VALUE OF MARKETABLE SECURITIES

      At September 30, 1999 the Company had marketable securities recorded at fair market value in the amount of $6,250.

5.    ACCOUNTING CLASSIFICATIONS

      Figures from the prior period September 30, 1998 have been adjusted to reflect the current presentation for 1999. Management adjusted the account groupings to better reflect current operations. These adjustments did not change the net income for the prior period.

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

In mid-1997, the Company made its first production shipment of its proprietary products (to the Philippines) and has since begun limited operations in 16 emerging nations in Asia, Latin America and Africa. The Company currently has contract negotiations underway in seven emerging countries which, if successfully concluded, would result in a substantial increase in revenues during the fourth quarter of 1999, and in the year 2000.


During the early stage of market penetration, marketing and related costs invariably exceed revenues. Management anticipates that as target markets for its solar powered water pumping and electric equipment become more fully developed, operating profits will be achieved.

RESULTS OF OPERATIONS

REVENUE. For the nine months ended September 30, 1999 revenue increased to $354,975, up from $51,645 in the same period of 1998. For the three months ended September 30, 1999 revenue increased $81,793 to $82,905 up from $1,112 in the same period during 1998. The primary reason for increased revenue is due to continued sales of systems in strategic locations and the grant received from the New Jersey Commission on Science and Technology.

GROSS PROFIT. Gross profit of $134,880 was recognized for the nine months ended September 30, 1999, up from a loss of $156,920 for the same period in 1998. Gross profit of $26,434 was recognized for the three months ended September 30, 1999 compared to a loss of $52,248 for the same period during 1998. Cost of sales for the nine months was $220,096, slightly up from $208,565 from the previous period, and $56,471 for the three months, compared to $55,360 for the same period during 1998. The operating loss was $696,987 for the nine months in 1999 compared to an operating loss of $1,002,322 for the same period in 1998. Operating loss was $276,638 for the three months ended September 30, 1999, compared to an operating loss of $334,857 for the same period during 1998.

SELLING AND MARKETING. Sales and marketing expenses decreased by $41,509 in the nine-month period ending September 30, 1999 to $306,067, down from $347,576 in the same period of 1998. Sales and marketing expenses decreased by $9,325 for the three months ended September 30, 1999 as compared to the third quarter of 1998.

RESEARCH AND DEVELOPMENT. Research and development expenses increased $34,229 for the nine-month period to $184,404, up from $150,175 in the same period of 1998. Research and development expenses increased $18,198 for the three months ended September 30, 1999. The Company was awarded a $249,967 grant from the State of New Jersey Commission on Science and Technology on April 29, 1999. The funds are being used to develop its Solar Off-Grid Drip Irrigation System in conjunction with Rutgers University of New Jersey, which should contribute significantly to the Company's agricultural product offerings and revenues.

GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased by $6,255 to $341,396 for the nine month period ended September 30, 1999, down from $347,651 in 1998. General and administrative expenses increased $13,590 for the three-month period ending September 30, 1999. The overall decrease is due primarily to the Company's continued exercise of close control over operating costs and staffing. Assuming that contract negotiations now underway are successfully concluded, it will be necessary to recruit additional staff to implement the contracts.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents increased by $89,897 to $94,059 from December 31, 1998 to September 30, 1999. The net cash used in operating activities during this nine-month period in 1999 was $768,696 compared to $967,007 in 1998. The primary reasons for the consumption of cash in 1999 were to fund on-going operations for the nine months ended September 30, 1999.

The Company's auditors indicated in their December 31, 1998 Annual Audit Report that there was substantial doubt about its ability to continue as a going concern. The Company has taken action to respond to this "going concern" issue. This is defined by generally accepted accounting principles as the possibility that current capital resources might be insufficient to meet obligations over the next twelve months. The Company expects current contract negotiations to result in expanded capital resources to meet this criterion. The Company has contacted debt holders regarding conversion of their debt into shares of common stock. The Company continues to encourage its warrant holders to exercise their warrants in order to provide an efficient and inexpensive means of raising capital. Cash provided by financing activities in the nine months that ended September 30, 1999 was $862,482 compared to $912,166 in 1998.

SALE OF RESTRICTED SECURITIES DURING THE THIRD QUARTER 1999

The Company issued 613,648 restricted common stock shares for cash proceeds of $208,323. For the three quarters ending September 30, the Company has issued 2,512,377 shares for cash proceeds of $525,323.

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

DATE:  November 4, 1999                    WORLDWATER CORP.



By:   /s/ Quentin T. Kelly                 By:   /s/ Peter I. Ferguson
     ---------------------                      ----------------------
      Quentin T. Kelly                          Peter I. Ferguson
      Chairman & CEO                            Vice-President