Form 10KSB
period 1999-12-31
WORLDWATER CORP
filed 2000-04-17
CIK 811271

FORM 10-KSB ANNUAL REPORT

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required) for the fiscal year ended December 31, 1999

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part ll of this Form 10-KSB or any amendment to this form 10-KSB.

The issuer's revenue for its most recent fiscal year was $526,924.

On April 12, 2000 the aggregate market value of the outstanding stock held by non-affiliates of the registrant was approximately $25,857,534

The number of shares of Common Stock outstanding as of April 12, 2000 was 28,483,145.

                           FORM 10-KSB ANNUAL REPORT

Part l

Item 1. Description of Business

      WorldWater's mission is to maintain its leadership as principal provider of renewable energy and remote water supply for emerging nations throughout the world.

      WorldWater Corp. ("the Company") has developed extremely cost efficient power systems driven entirely by solar energy. The proprietary AquaSafe(TM) and AquaMax 2200(TM) PV water pumping and solar electric systems provide economical water supplies and electric power - at less cost than competing systems and in areas where such power may otherwise not be available. The Company's primary customers are developing countries which require non-traditional means of fulfilling their energy and water needs. The greatest potential for PV technology  is in  developing  countries  where  roughly 2 billion  people  lack electricity and water. Each year several billion dollars from various international, national and regional sources are spent on water and independent power projects within the emerging countries.

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

(a)   Major Customers and Export Sales

      The Company's major customers continue to be national and regional Governments, their Ministries and Departments responsible for power and water. They include:

      Sri Lanka:  The  Company  has  designed  a project  at the  request of the
      Ministry of Aquatics and Fisheries, which has decided to upgrade the quality of life of people in fishing villages throughout the island by installing solar electricity and delivering safe drinking water and power needs. The Company has submitted its bid toward a Tender Offer to be awarded in May, 2000 for a total of 250 villages to receive AquaSafe(TM) pumping systems and SolPower(TM) electrification systems for 7500 households within these same villages. This proposal includes project financing engendered by the Company for approximately $9,455,000. Approval and commencement of operations are expected in mid-2000. The second project valued at $7 million is to supply water and electrification to an additional 200 villages. A third project is valued at $11 million for port rehabilitation.

      Philippines: The Company has been in the Philippines since 1997 when it delivered 25 solar pumps for installation by the National Irrigation Administration under a directive from Former President Fidel V. Ramos. As a result of the success of that program, WorldWater Corp. has recently concluded a 10-team feasibility study funded by the U.S. Trade and Development Agency (USTDA) in the amount of $235,000 for a $20 million water supply system for the island of Cebu (population 2 million). In February, 2000, WorldWater (Phils) Inc. (see Subsequent Events Note) was formed as a wholly owned subsidiary of WorldWater Holdings Inc. of Delaware, which is a holding company owned 100% by WorldWater Corp. The Company has several projects in varying phases of development. The most immediate prospect under the Department of Interior and Local Government
      (DILG) is the Cebu water supply project. Successful implementation of this water supply project could lead to an even larger project funded by World Bank/Local Government Unit (LGU) funds earmarked for communities of 20,000 population or less. Other prospective customers include the Department of Agrarian Reform (DAR) to use solar energy for potable water, irrigation, and power in rural Mindanao. Under the Local Water Utility Authority
      (LWUA), there is a $7.5 million fund (LINGAP fund) available immediately for a pilot project that uses solar pumps for drinking water needs. Finally, the National Irrigation Administration under the Department of Agriculture has discussed with WorldWater a program to

                           FORM 10-KSB ANNUAL REPORT

      supply  irrigation  pumps  for  Spanish-grant   drilled  wells  that  were
      originally intended to be equipped with diesel pumps.

      Pakistan:  The Company has  submitted a proposal to the  Government  for a
      National Electrification and Water Supply Program for Rural Areas utilizing Company solar power. The Company has received verbal statements of approval from the Office of the Chief Executive but awaits a written contract. In 1999, an AquaSafe(TM) water pumping system and SolPower(TM) system were demonstrated in Quetta, Baluchistan. Following this successful demonstration, an MOU was signed to supply up to $50 million worth of solar-powered water and power systems to the Baluchistan province. In addition, in the Punjab region, WorldWater has provided a proposal to provide the Rangers (non-military border police) water pumps and security lights. This project is valued at $10 million.

      Tanzania: The Company sold and installed its solar pumping equipment in the capital of Dar es Salaam to supply clean water to the city's main meat processing plant. The solar pumping operation was inaugurated by the Prime Minister and attended by senior government officials. As a result of the success of the WorldWater system, the Ministry of Water has signed a Memorandum of Understanding (MOU) with the Company to establish a financially self- sustaining rural water supply project to be implemented on a national level, starting with pilot projects in 7 water districts. Funding of $150,000 may be provided by E&Co., a Rockefeller Foundation-supported energy investment group to be applied to this 7-site pilot project. The Company expects to complete the financing in the second half of 2000 and to start implementation thereafter.

            Because of the nature of its business with Governments, the Company's revenue are dependent upon the annual budgetary periods of the sovereign and regional governments and international funding agencies. Results of selling efforts therefore are generally reflected in the budgetary year following the presentation and agreement to purchase. For this reason, despite its many successful demonstrations, negotiations and agreements in 1999, the Company's revenue for the year was $526,924, reflecting the limited discretionary funds outside the standard budgetary process available to the government and agency departments. (See (c) Marketing (below)).

 (b)  Products

AquaSafe(TM)

The AquaSafe(TM) PV pumping systems use a proprietary method of control to drive off-the-shelf AC motors from photovoltaic (PV) power. AC pumps are low-cost, require no maintenance and have a long track record of reliable service.

AquaSafe(TM) borehole systems are engineered for depths to 1,000 feet (300m). Multi-stage stacked impeller submersible pumps give the flexibility of flow from 5 gallons/min (20 lpm) to 260 Gallons/Min (1,000 lpm). The pumps are sized to power 1 to 50 HP motors.

AquaMax2200(TM)

The AquaMax2200(TM) high yield irrigation pumps take WorldWater's AquaSafe(TM) remote water pumping systems to unprecedented levels. For the first time, more than 2,000 gallons per minute of water for irrigation using pumps of 2 to 50 HP and up, can be powered with solar energy --anywhere in the sun.

A 25 HP AquaMax2200(TM) delivers up to 2,200 gallons per minute (8,400 lpm) or approximately 792,000 gallons per day (3,000 cubic meters/day).

SolPower(TM)

The WorldWater SolPower(TM) system is designed for remote homes and village community centers. The system generates electricity for lighting, TV, radio, computers and a host of other uses. The key market for this power system is in developing countries where those living outside major cities are not connected to the elctrical grid system.

                           FORM 10-KSB ANNUAL REPORT

SolPower(TM) can also be used to power Security Lights and backup Security Power systems, which are particularly useful for US Government and foreign building operations and industrial projects, such as pipelines and remote communications projects.

Solar Products

The  Company  has  also   introduced  a  number  of  new   products   including:
SolarLite(TM), a solar charged portable lantern, SolPrayer(TM) -- a solar powered call-to-prayer public address system for mosques; SolPal(TM) -- solar powered street lights, and solar powered security lights.

(c)   Marketing

      WorldWater's products are marketed primarily in developing nations where there is a large demand for electrical power and clean water - literally billions of dollars annually. The Company now has its proprietary solar pumping and solar electrical systems operating in the Philippines, Sri Lanka, Tanzania, Ethiopia, Djibouti, Ecuador and others.

      In order to maintain close contacts with international government embassies, US Government departments and agencies, as well as such international organizations such as the World Bank and the Inter-American Bank, the Company established an office in Washington DC in 1998. The Company Representative, retired Ambassador Alan Lukens, a career foreign officer who spent many years in Africa, Europe and the Caribbean for the US State Department, has strengthened Company efforts by adding and maintaining new contacts for marketing support within the government structure, particularly the State Department and the Pentagon.

      The Company's marketing efforts are largely concentrated in identifying specific project opportunities that have the potential for long-term growth and high value, and identifying institutional sources that are capable and willing to finance these projects. In general, the long-term market potential of any emerging country is less predictable compared with that of a developed industrial country because emerging nations present higher degrees of political and currency risks. WorldWater's marketing goals and forecasts are adjusted from time to time based on new developments in any particular country.

      Because of the economics involved in doing business overseas, WorldWater's strategy is to seek large contracts in the range of $500,000 to $10,000,000 or more. Winning contracts of this magnitude can entail months or even years of development effort in a target market; consequently, actual sales and operating income may vary widely from forecasts, either up or down (See (a) above).

      Over the long term, however, the rapid growth of the solar industry worldwide, doubling to more than $1.5 billion in the 1990's, is expected by energy economists to multiply again in worldwide revenues before the year 2005. Solar energy will command an ever-larger percentage of total world energy use and WorldWater solar products can be expected to participate in that growth.

      In addition, the need and price for water worldwide is growing annually. The United Nations officially estimates that $8 billion annually is currently spent in providing safe drinking water in developing countries, and that $100 billion will be required over the next 5 years. WorldWater is strongly positioned in both of these solar power and water markets (See (d) below).

      The following is a discussion of the Company's efforts in some of the countries where the Company is demonstrating viable sales activities and opportunities:

Sri Lanka: See Major Customers, Item 1. Description of Business (above)

Philippines: See Major Customers (above)

Pakistan:  See Major Customers (above)

Tanzania: See Major Customers (above)

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

(d)   Market Size

      Over the last 15 years the photovoltaic (PV) industry has grown in revenues from $2 million to $1.5 billion. Advances in PV technology and corresponding reduction in costs continue to fuel the increasing demand for PV power. As stated earlier, the greatest potential for PV technology is in developing countries where roughly 2 billion people lack electricity and water. Applications range from remote pumping, irrigation, telecommunications and lighting, to village size power production. Worldwide PV module shipments continue at an accelerating rate. Global shipments of PV modules have risen from 60 Megawatts in 1993 to more than 200 Megawatts in 1999.

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

      A similar sized investment of $100 billion is needed to supply electricity. For example, the Company's analysis of the remote power market in the Philippines, where only 28 of the 2800 inhabited islands have access to electricity, shows that a modest 10% penetration by solar power represents a market opportunity of about $1 billion. In Tanzania, where 14 million people do not have access to safe drinking water, the market opportunity is about $700 million. The Company has in place a strategy to convert these substantial opportunities into sales.

      WorldWater is presently creating a network of representatives, distributors, licensees and joint ventures in the most significant world markets. The Company has initiated discussion with potential Philippine investors for WorldWater-Philippines to manufacture and market solar modules and AquaSafe(TM) systems in the Philippines and, as the market develops, to export to other Southeast Asian nations.

(e)   Marketing Strategies

      As stated, WorldWater's strategic mission is to maintain its leadership as principal provider of renewable energy and remote water supply for emerging nations throughout the world.

      WorldWater is marketing the AquaSafe(TM) and AquaMax2200(TM) pumping systems and its other solar products worldwide to both the public and private sector.

                           FORM 10-KSB ANNUAL REPORT

            The institutional public and private sectors, including governments, contribute billions of dollars in emerging nations to water and small power projects that fall within the scope of WorldWater's business. These sectors represent the largest potential markets for the Company products in the near future. In addition to governments, public institutions consisting primarily of national and international organizations that assist developing countries are also potential markets. The countries are mostly in tropical zones and have a dramatic, recognized need for water in areas without available and economical electric power supplies. Such national and international organizations include:

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

            Marketing to the public sector is being done principally through Company personnel, consultants and sales representatives, as well as through information articles in relevant international newsletters and magazines (such as Solar journals, UNICEF, USAID and World Bank publications), participation in international trade shows and conferences, targeted mailings, and journal advertising. These methods are used to contact government agencies in developing countries that have a program to purchase the pumps and the international assistance agencies that fund these programs. CEO Quentin Kelly and WorldWater's executives and consultants have extensive contacts with government officials in many countries that are potential customers and with the highest executive levels in many key international assistance agencies. These contacts have enabled demonstrations of the Company's products to appropriate officials, resulting in agreements and sales in its target countries.

                           FORM 10-KSB ANNUAL REPORT

      The Company is actively working to broaden its sources and means by offering multi-year financing to buyers of WorldWater products. The Company thus maintains contacts with International Federal and State agencies including the World Bank, U.S. Export/Import Bank (Exim), the Small Business Administration, New Jersey's Economic Development Agency, as well as various international banks and forfaiting companies and other potential sources to obtain lines of credit, credit guarantees and bid guarantees.

(f)   Research and Development

      Research and Development expenditures were $386,936 and $167,563 in 1999 and 1998, respectively. In addition to its present pumps that have delivery capacities between 5 and 2200 gallons per minute, WorldWater has other water and solar products in various stages of research and development.

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

      The Company has been awarded cost sharing grants with a NJ state agency in collaboration with Rutgers University and has developed a breakthrough in solar powered "drip irrigation" systems. The Company expects to continue development research in this area including using "brackish" water for irrigation.

      The Company has developed a new and improved proprietary electronic control subsystem for its AquaDrive(TM) controller. This new subsystem is simpler and more rugged in its operation and the Company has filed for new patents on this device.

(g)   Manufacturing

      Sub-contractors currently manufacture parts of the AquaSafe(TM) and AquaMax 2200(TM) systems in the United States. WorldWater will continue to source materials worldwide, based on quality and cost considerations.

      In the future, when justified by marketing and production requirements, WorldWater intends to locate AquaSafe(TM) and other product assembly sites overseas. Joint venture discussions include proposed production in the Philippines and Pakistan (solar panel manufacturing facilities for production and sales of solar products). Such projects will leverage the capacity of WorldWater to obtain local permits, finance production and better market its products in many of the world's largest and most promising potential markets.

      Other prospective joint venture partners are seeking technical assistance from WorldWater for developing local manufacturing capability, particularly to produce the solar panels, with WorldWater shipping in the proprietary electronics.

(h)   Patents

      WorldWater has filed and been issued patents and continuations-in-part for its newly developed AquaSafe(TM) and AquaMax 2200(TM) electronics systems and has filed for protections of its patents in certain key countries outside the United States. Thomas McNulty, Sr. and Doug Williams of WorldWater staff and Quentin T. Kelly, Chairman and CEO, together with Princeton University engineers have been issued patents, all of which are assigned to WorldWater.

                           FORM 10-KSB ANNUAL REPORT

(i)   Source and Availability of Raw Materials

      The Company's solar modules are composed of silicon and other photovoltaic materials. The chief suppliers of solar modules to WorldWater are Siemens Solar (see Subsequent Events), BP Solar, Evergreen, AstroPower and Solarex, all based in the US.

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

      The principal competitive factors affecting the Company's products are the upfront cost of a solar pump system compared to a less expensive diesel option. However studies by GTZ (West German counterpart of USAID) indicate that PV has a simple payback period of 18 months for remote power applications. Electricity costs per kilowatt-hour for PV systems now compare favorably with diesel and are substantially less expensive for water pumping over 3-5 years.

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

(k)   Subsidiaries
      100% wholly owned by WorldWater Corp. -
      WorldWater, Inc
      WorldWater Holdings Inc.
      WorldWater East Africa Ltd.
      WorldWater Pakistan (Pvt.), Ltd.

(l)   Government Regulations

      Compliance with federal, state, and local provisions regarding the production and discharge of materials into the environment is expected to have no effect on capital expenditures, earnings and competitive position. The Company has a program to comply fully with the US Foreign Corrupt Practices Act.

(m)   Employees

      On December 31, 1999, the Company employed fifteen people on a full-time basis. The Company also hires consultants on an as-needed basis and has strategic alliances with two water consulting companies, the hydrogeological firm of Vincent Uhl Associates and Morehouse Engineering, specialist in water pumping and distribution and waste water treatment. WorldWater is developing a worldwide capability for installing and maintaining its line of products. In some cases this involves additional consulting contracts to evaluate local water usage requirements, to find the needed water sources, drill the necessary wells and supply the desired water storage facilities. It may also involve training a local installation and servicing team and supplying assistance on an as-requested basis.

                           FORM 10-KSB ANNUAL REPORT

(n)   The Year 2000.

      The Company did not experience any problems relating to Year 2000 compliance.

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

Item 3.  Legal Proceedings

The Company is occasionally subject to various claims and suits that arise from time to time in the ordinary course of its business, including actions with respect to contracts and intellectual property. The company does not believe that any current action will have a material effect on the company's business, financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

None

                           FORM 10-KSB ANNUAL REPORT

PART ll.

Item 5.  Market for Common Equity and Related Stockholder Matters

      WorldWater Corp.'s common stock is traded on the NASDAQ Electronic Bulletin Board and is listed on the National Association of Securities Dealers Automated Quotation System (NASDAQ) under the stock symbol "WWAT". High and low bid quotations are listed below:

For the year ended December 31, 1999

                                                        HIGH          LOW

First Quarter................................          $0.50         $0.14
Second Quarter...............................          $0.81         $0.30
Third Quarter................................          $0.48         $0.05
Fourth Quarter...............................          $0.50         $0.15

      As of April 12, 2000, the common stock price was $1.00 and there were approximately 768 shareholders of record for the Company's common stock. The number of record holders does not include holders whose securities are held in street name.

      The Company has not declared or paid, nor has it any intention to pay any cash dividends on its common stock in the foreseeable future.

SALES OF RESTRICTED SECURITIES DURING THE FOURTH QUARTER 1999

1. Equity Investment

      Joseph Marzilli invested $50,000 in the Company by purchasing 200,000 shares at $0.25 per share.

      Thomas Clark invested $200,000 in the Company by purchasing 571,429 shares at $0.35 per share.

2. Conversion to shares

      One individual holding a loan totaling $25,000 principal converted to 100,000 shares at $0.25 per share.

      One individual converted loan interest to 15,000 shares.

3. Services

      3,843 shares were issued to Rolf Haefeli for prior services rendered.

                           FORM 10-KSB ANNUAL REPORT

Item 6. Management's Discussion and Analysis and Results of Operations

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

Results of Operations

Year Ended December 31, 1999 ("Fiscal 1999")
Compared to December 31, 1998 ("Fiscal 1998")

      The net revenues increased to $526,924 from $45,451 in 1999 primarily due to technology grants received from the New Jersey Commission on Science and Technology for $249,967 and the U.S. Trade Development Agency for $123,560 recognized in 1999 ($235,470 total granted). Although several solar powered electric systems were sold in 1999, the majority of sales effort was targeted towards large contracts on the order of $500,000 to $10 million (see Item 1(a) and (c) and "Net Loss" paragraph below.) The Company is involved in ongoing negotiations pending contracts with several developing countries.

      Cost of sales for the year was $251,717, reflecting the fixed overhead required selling into an international market.

      Research and Development expenses were $386,936 in 1999 compared to $167,563 in 1998, an increase of 57%, reflecting a continuing effort to introduce technological improvements into the Company's products.

      Marketing, General and Administrative expenses were $1,113,871 in 1999, compared to $1,055,982 in 1998, an increase of 5%. The slight increase primarily resulted from increased overseas travel expenses.

      The Net Loss of $787,318 resulted partially from the marketing process of proposing, presenting and demonstrating the Company's new technology to appropriate officials of developing countries and the resultant lag time between agreements and annual budgeting (See Item 1 (a) and (c)). The Company's

                           FORM 10-KSB ANNUAL REPORT

marketing efforts with its successful feasibility studies was not able to secure annual budgeting for large purchases in time for the 1999 fiscal year. Management is focusing its efforts on those countries among the emerging nations which can assume financing arrangements offered through the Company's financing programs.

Liquidity and Capital Resources

      Net cash provided by all activities in 1999 was $191,138 compared with net cash used by operations of $56,998 in 1998. The net cash used in operating activities during 1999 was $834,504 compared to $1,254,290 in 1998. The net loss experienced in 1999 was the primary reason for the consumption of cash used in operating activities. Inventory levels decreased $15,932 in 1999. Accounts receivable increased $162,061.

      The Company's auditors have alleviated the going concern. Management believes that prospects for winning one or more large contracts in 2000 are favorable. The Company has also encouraged several debt holders to convert their notes into common stock which amounted to $902,900 of debt and accrued interest converted in the 1st quarter of 2000. A 7% Convertible Preferred Stock Placement has also successfully earned a $999,950 investment which occurred in March 2000 with $1 million anticipated to follow in the second quarter of 2000 (see Subsequent Events). The Company was also able to raise $185,000 through a private equity placement and an additional $100,000 from the exercise of Warrants. All of these actions combined to a positive net worth as of March 31, 2000.

      The Company paid no federal or state income taxes in 1999, and ended the year with a federal net operating loss carryforward of approximately $7,663,600.

      During 1999 the Company's application to the New Jersey Division of Taxation and the New Jersey Economic Development Authority to sell its State of New Jersey Corporate Net Operating Losses was approved. The new law was enacted January 1, 1999 and allows emerging technology companies involved in research and development the opportunity to sell their state loss carryforwards and research and development credits to profitable companies in the state for not less than 75% of their net tax value. The Company was able to sell its Net Operating Losses for $475,285.

      The Company also continues to encourage its Warrant holders to exercise their warrants, which provide an efficient and inexpensive means of raising capital.

Item 7. Financial Statements

      The financial statements of the Company, including the notes thereto, together with the report of the independent public accountant thereon, are presented beginning on page F-1.

Item 8. Changes  in  and  Disagreements   with  Accountants  on  Accounting  and
        Financial Disclosure

Not Applicable.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Name of Executive Officer           Age            Office

Quentin T. Kelly                    65             Chairman & CEO
John A. Pell                        74             President
Dr. Anand Rangarajan                50             Executive Vice President
Peter I. Ferguson                   56             Vice President
Terri Lyn Harris                    33             Vice President-Controller
Steven Salvo, Esq.                  50             Secretary

                           FORM 10-KSB ANNUAL REPORT

Name of Director                    Age            Term of Office
                                                   Commenced

Quentin T. Kelly                    65                 1984
Rolf Haefeli                        34                 1997
Dr. Russell Sturzebecker            82                 1997
Dr. Martin Beyer                    67                 1995
Joseph Cygler                       64                 1993
Dr. Davinder Sethi                  50                 1999

Quentin T. Kelly founded WorldWater in 1984 as a consulting and R&D Company and has been Chairman and CEO since then. Mr. Kelly was previously Director of Information Services and Assistant to the President of Westinghouse Electric Corporation from 1965 to 1971 and subsequently became President of Kelly-Jordan Enterprises, Inc., a publicly-held leisure products Company from 1971 to 1975, and then President of Pressurized Products, Inc., manufacturers and international marketers of specialized water systems and products, from 1976 to 1984. Mr. Kelly is an alumnus of Kenyon College and holds three U.S. patents relating to water systems. He has many years' experience in international business relating to water and power needs in the developing world. He has worked on water supply and solar power projects with governments and several of the international assistance agencies (USAID, UNDP and UNICEF among others) and more than a dozen governments and private contractors throughout the world.

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

Dr. Anand Rangarajan, Executive Vice President, started his career at MIT (Massachusetts Institute of Technology) Lincoln Laboratory. He is a solar and water pump specialist with 20 years experience in all aspects of the solar electric business and has pioneered the development of several proprietary systems, products and markets which have been installed in over 20 countries. He has his Ph.D. in Engineering from University of Wisconsin and holds patents in solar energy and pumping systems. He has published technical papers and has been a featured speaker at National and International conferences.

Peter I. Ferguson, Vice President of Administration, joined WorldWater in 1989. He previously served as a Vice President and general management executive and accountant for companies in New York and New Jersey. He graduated from Rutgers
University   in   Accounting   and   Management.

Terri Lyn Harris, Vice President-Controller, joined WorldWater in 1999 after 3 years of consulting to the Company. She spent the last 10 years as the Controller for a publicly traded international manufacturing company. Ms. Harris is a graduate of Ursinus College and holds an MBA from Rider University.

Stephen A. Salvo, Esq. Is a founder and partner of Salvo, Russell, and Fichter specializing in Securities and Exchange Commission law and is the Company's SEC counsel.

Rolf Haefeli, a Director of WorldWater, is President of Haefeli Asset Management based in Switzerland, principal investors in the Company. He is a graduate in Environmental Economics from the University of Zurich.

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

                           FORM 10-KSB ANNUAL REPORT

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

Dr. Davinder Sethi, is an independent advisor and investor in the fields of information technologies and finance, with experience spanning academia, research, business and investment banking. Previously, he served as Director and Senior Advisor to Barclays de Zoete Wedd, advising global providers of information technologies. He has lived and worked in nine overseas countries in seventeen years in Asia, Latin America and Europe.

Item 10.  Executive Compensation

Quentin T. Kelly, President and CEO, had a contract for an annual salary of $42,000 from 1995-1997. However Mr. Kelly did not receive his full salary during the year's 1994-1999 and has accrued salary payments of $76,750 outstanding at December 31, 1999. He did not receive any other compensation or stock options during the years 1995-1997 but did receive Incentive Stock Options totaling 37,975 shares for deferred salary in 1997. No Company executive earned a salary plus bonus in excess of $60,000.


Name and Principal Position        Year   Salary     Bonus    Other Annual       All Other
                                                              Compensation
Quentin T. Kelly                   1999  $42,000      $0           $0                $0
                                   1998  $42,000      $0           $0                $0
                                   1997  $42,000      $0           $0                $0

Item 11.  Security Ownership of certain Beneficial Owners and Management

The following tables set forth the number and percentage of the shares of the registrant's Common stock owned as of April 14, 2000 by all persons known to the registrant who own more than 5% of the outstanding number of such shares, by all directors of the registrant, and by all officers and directors of the registrant as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

                           FORM 10-KSB ANNUAL REPORT

Common Stock
------------
                                        Number of Shares               Percent
Name                                    Beneficially Owned             of Class
----                                    ------------------             --------

Quentin T. Kelly                        2,800,000                      10.3%
George S. Mennen Rev. Trust             1,583,333                       5.8%
  William G. Mennen IV, Trustee
Rolf Haefeli                              247,530                       1.0%
Joseph Cygler                             550,000                       2.0%
Peter Ferguson                            162,000                       **
Dr. Martin Beyer                          193,000                       **

Dr. Russell Sturzebecker                  136,141                       **

All Directors, executive officers
as a group (6 persons)                  5,672,004                      19.1%

** Less than 1%

(1) For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares of Common Stock that such person has the right to acquire within 60 days of April 14, 2000. For purposes of computing the percentage of outstanding shares of Common Stock held by each person or group of persons named above, any security which such person or persons has or have the right to acquire within such a date is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except community property laws, the Company believes based on information supplied by such persons, that the persons named in this table have sole voting and investment power with respect to all shares of Common Stock which they beneficially own.


Item 12.  Certain Relationships and Related Transactions

Included in notes payable and long-term debt at December 31, 1999 and 1998, are amounts payable to employees, directors and their immediate relatives as follows:

                                                     1999              1998
                                                     ----              ----

      Directors                                 $   4,500         $ 109,400
      Employees                                   110,645            35,000
      Immediate relatives                          17,000            38,000
                                                ---------         ---------
          Total                                 $ 132,145         $ 182,400
                                                =========         =========

Directors notes payable declined $104,900 primarily due to conversion of such debt into common stock.

The Company occupied space in 1999 and 1998 that is owned by its Chairman/CEO and leased this space on a month to month basis. The amount paid to the Chairman/CEO amounted to $30,000 in 1999 and 1998.

                           FORM 10-KSB ANNUAL REPORT

Part IV

Item 13. Exhibits List and Reports on Form 8-K

      None

Signatures

      In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WorldWater Corp.
(Registrant)

By: /s/ Quentin T. Kelly                                   Date:  April 14, 2000
   ---------------------
Quentin T. Kelly, Chairman/CEO

      In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                    Title                            Date

/s/ Quentin T. Kelly         Chairman/Chief Executive
------------------------     Officer                          April 14, 2000
Quentin T. Kelly

/s/ John A. Pell             President/Chief Operating        April 14, 2000
------------------------     Officer
John A. Pell

/s/ Joseph Cygler            Director                         April 14, 2000
------------------------
Joseph Cygler

/s/ Martin Beyer             Director                         April 14, 2000
------------------------
Martin Beyer

/s/ Russell Sturzebecker     Director                         April 14, 2000
------------------------
Russell Sturzebecker

/s/ Rolf Haefeli             Director                         April 14, 2000
------------------------
Rolf Haefeli

                        WORLDWATER CORP. AND SUBSIDIARIES

                        Consolidated Financial Statements

                           December 31, 1999 and 1998

                        WORLDWATER CORP. AND SUBSIDIARIES

                           December 31, 1999 and 1998

                                Table of Contents

                                                                       Page
                                                                       ----

Independent Auditors' Report                                           F-2

Financial Statements:

    Consolidated Balance Sheet                                         F-3

    Consolidated Statement of Operations                               F-4

    Consolidated Statement of Stockholders' Deficiency                 F-5

    Consolidated Statement of Cash Flows                               F-6

    Notes to Consolidated Financial Statements                      F-7 - F-22

                          Independent Auditors' Report

To The Board of Directors and Shareholders,
WorldWater Corp:

We have audited the accompanying consolidated balance sheet of WorldWater Corp. and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WorldWater Corp. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


DeAngelis & Higgins, L.L.C.
Cranbury, New Jersey
April 11, 2000

                        WORLDWATER CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                           DECEMBER 31, 1999 AND 1998


       Assets                                                       1999           1998
                                                                    ----           ----
Current Assets:
    Cash                                                       $   195,300     $     4,162
    Accounts receivable, net of allowance for
        doubtful accounts of $-0- in 1999 and 1998                 162,061              --
    Marketable securities available for sale                            --          11,875
    Inventory                                                       81,537          97,469
    Prepaid expenses                                                   500           5,335
                                                               -----------     -----------
       Total Current Assets                                        439,398         118,841
                                                               -----------     -----------
    Equipment and leasehold improvements, Net                       37,787          48,268
    Deposits                                                         8,384           8,384
                                                               -----------     -----------
       Total Assets                                            $   485,569     $   175,493
                                                               ===========     ===========

       Liabilities and Stockholders' Deficiency

Current Liabilities:
    Notes payable                                              $   126,181     $   136,181
    Notes payable, related parties                                 112,145         237,400
    Current maturities of long-term debt                           757,736         897,150
    Current maturities of long-term debt, related parties           20,000          20,000
    Accounts payable                                               362,966         371,857
    Accrued interest                                               407,541         332,829
    Accrued salaries                                               191,500         205,200
    Other accrued expenses                                          95,750          53,450
                                                               -----------     -----------
       Total Current Liabilities                                 2,073,819       2,254,067
                                                               -----------     -----------
    Long-term debt                                                 200,000              --
                                                               -----------     -----------
       Total Liabilities                                         2,273,819       2,254,067
                                                               -----------     -----------
Stockholders' Deficiency:
    Common stock, $.001 par value; authorized 50,000,000
       and 30,000,000 shares at December 31, 1999 and 1998;
       issued and outstanding  27,125,854 and 21,984,904
       shares at December 31, 1999 and 1998, respectively           27,126          21,985
    Additional paid-in capital                                   7,628,467       6,576,591
    Unrealized loss on available for sale securities                    --         (20,625)
    Accumulated deficit                                         (9,443,843)     (8,656,525)
                                                               -----------     -----------
       Total Stockholders' Deficiency                           (1,788,250)     (2,078,574)
                                                               -----------     -----------
       Total Liabilities and Stockholders' Defiency            $   485,569     $   175,493
                                                               ===========     ===========

     The Notes to Consolidated Financial Statements are an integral part of these statements.

                        WORLDWATER CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                   FOR THE YEARS ENDED DECEMBER 1999 AND 1998


                                                            1999            1998
                                                            ----            ----
Revenue:
    Equipment sales                                    $    153,397     $     45,451
    Technology grant                                        249,967               --
    Service                                                 123,560               --
                                                       ------------     ------------
        Total Revenue                                       526,924           45,451
                                                       ------------     ------------
Cost of Goods Sold                                          251,717          183,921
                                                       ------------     ------------
Gross Profit                                                275,207         (138,470)
                                                       ------------     ------------
Operating Expenses:
    Research and development expense                        386,936          167,563
    Marketing, general and administrative expenses        1,113,871        1,055,982
                                                       ------------     ------------
        Total Expenses                                    1,500,807        1,223,545
                                                       ------------     ------------
Loss from Operations                                     (1,225,600)      (1,362,015)
Other Expense (Income)
    Interest expense                                        108,058          162,402
    Loss on sale of marketable securities                    32,500           50,000
    Interest income                                            (731)          (1,575)
    Other                                                   (52,824)          (6,000)
                                                       ------------     ------------
        Total Other Expense (Income), Net                    87,003          204,827
                                                       ------------     ------------
Net loss before income taxes and extraordinary item      (1,312,603)      (1,566,842)
Benefit for income taxes                                    475,285               --
                                                       ------------     ------------
Net loss before extraordinary item                         (837,318)      (1,566,842)
                                                       ------------     ------------
Extraordinary Item
   Gain on the extinguishment of debt                        50,000               --
                                                       ------------     ------------

Net Loss Applicable to Common Shareholders             $   (787,318)    $ (1,566,842)
                                                       ============     ============

Net Loss Applicable per Common Share:
    Basic                                              $      (0.03)    $      (0.08)
                                                       ============     ============
    Diluted                                            $      (0.03)    $      (0.08)
                                                       ============     ============

Shares used in Per Share Calculation:
    Basic                                                25,703,423       19,126,684
                                                       ============     ============
    Diluted                                              25,703,423       19,126,684
                                                       ============     ============

     The Notes to Consolidated Financial Statements are an integral part of these statements.

                        WORLDWATER CORP. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                                              Accumulated
                                                                Additional       Other
                                         Common Stock            Paid-In     Comprehensive    Accumulated
                                   Shares         Par Value      Capital     Income (Loss)      Deficit          Total
                                   ------         ---------      -------     -------------      -------          -----
Balance, December 31, 1997       15,288,502         15,289      4,229,884             --      (7,010,908)     (2,765,735)
Issuance of common stock
  for cash                        2,048,949          2,049        626,412             --              --         628,461
Issuance of common stock
  for warrants exercised            827,500            827        323,378             --              --         324,205
Debt and accrued interest
  converted to common stock       3,329,073          3,329      1,280,111             --              --       1,283,440
Issuance of common stock
  for services                       59,630             60         11,862             --              --          11,922
Issuance of common stock
  for settlement of asserted
  claims                            431,250            431         78,344             --         (78,775)             --
Imputed interest                     26,600             --         26,600
Net loss                                 --             --             --        (20,625)     (1,566,842)     (1,587,467)
                                -----------    -----------    -----------    -----------     -----------     -----------
Balance, December 31, 1998       21,984,904    $    21,985    $ 6,576,591    $   (20,625)    $(8,656,525)    $(2,078,574)
Issuance of common stock
  for cash                        3,346,806          3,347        721,667             --              --         725,014
Issuance of common stock
  for warrants exercised            284,000            284         54,816             --              --          55,100
Debt and accrued interest
  converted to common stock       1,357,397          1,357        211,043             --              --         212,400
Issuance of common stock
  for settlement of asserted
  claims                             15,000             15          5,985             --              --           6,000
Contributed services                     --             --         20,000             --              --          20,000
Issuance of common stock
  for services                      137,747            138         38,365             --              --          38,503
Net loss                                 --             --             --         20,625        (787,318)       (766,693)
                                -----------    -----------    -----------    -----------     -----------     -----------
Balance, December 31, 1999       27,125,854    $    27,126    $ 7,628,467    $        --     $(9,443,843)    $(1,788,250)
                                ===========    ===========    ===========    ===========     ===========     ===========

     The Notes to Consolidated Financial Statements are an integral part of these statements.

                        WORLDWATER CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                                    1999            1998
                                                                    ----            ----
Cash Flows from Operating Activities:
    Net loss                                                    $  (787,318)    $(1,566,842)
    Adjustments to reconcile net loss to
       net cash used in operating activities:
           Depreciation                                              17,187          18,376
           Loss on marketable security                               32,500          50,000
           Gain on extinguishment of debt                           (50,000)             --
           Changes in assets and liabilities:
               Accounts receivable                                 (162,061)         60,529
               Inventory                                             15,932         (13,611)
               Prepaid expenses                                       4,835          (2,708)
               Accounts payable and accrued expenses                 33,409          56,883
               Accrued interest                                      74,712         107,133
               Accrued salaries                                     (13,700)         35,950
                                                                -----------     -----------
                   Net Cash Used in Operating Activities           (834,504)     (1,254,290)
                                                                -----------     -----------

Cash Flows from Investing Activities:
    Proceeds on sale of marketable securities and investment             --         123,973
    Purchase of equipment and leasehold improvements                 (6,706)        (18,769)
                                                                -----------     -----------
                   Net Cash Used in Investing Activities             (6,706)        105,204
                                                                -----------     -----------

Cash Flows from Financing Activities:
    Proceeds from issuance of long-term debt                        200,000          57,500
    Payments on long-term debt                                      (89,414)       (176,000)
    Proceeds from issuance of notes payable                         400,345         269,400
    Payments on notes payable                                      (535,600)        (50,000)
    Proceeds from issuance of stock                               1,057,017         991,188
                                                                -----------     -----------
                   Net Cash Provided by Financing Activities      1,032,348       1,092,088
                                                                -----------     -----------

Net Increase (Decrease) in Cash                                     191,138         (56,998)
Cash at Beginning of Year                                             4,162          61,160
                                                                -----------     -----------

Cash at End of Year                                             $   195,300     $     4,162
                                                                ===========     ===========

     The Notes to Consolidated Financial Statements are an integral part of these statements.

                        WORLDWATER CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(1)   Formation of the Company

      WorldWater Corp. ("Company") was incorporated in the State of Nevada on April 3, 1985 under the name Golden Beverage Company ("Golden"). In April 1997, the Company completed a reverse acquisition with WorldWater, Inc., a Delaware corporation formed in January 1984 and changed its name to WorldWater Corp. in June 1997. Pursuant to the acquisition agreement, the Company issued on a share-for-share basis 8,141,126 post-reverse split shares of Golden $0.001 par value voting common stock for 8,141,126 shares of WorldWater, Inc. $0.001 par value voting common stock, which equaled eighty percent (80%) of all WorldWater, Inc. issued and outstanding common stock. The remaining shareholders were offered one share of the Company's common stock for one share of WorldWater, Inc.'s common stock and are reflected as issued and outstanding common stock of the Company. Holders of approximately ninety-one percent (91%) of WorldWaters, Inc.'s common stock have agreed to the stock exchange and tendered their shares.

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

(2)   Going Concern Alleviated

      The financial statements for the year ended December 31, 1998, expressed substantial doubt about the ability of the Corporation to continue as a going concern. These concerns were based on the Company's working capital deficit, default on loan agreements, stockholders' deficiency and a lack of adequate sales. Management has worked with debt holders, and has converted approximately $903,000 of debt and accrued interest into equity, has raised $999,950 through the private sale of preferred stock, $185,000 through a private equity placement and an additional $100,000 from the exercise of Warrants. These actions have alleviated these concerns.

(3)   Summary of Significant Accounting Policies

      Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its controlled subsidiary companies.

                        WORLDWATER CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(3)   Summary of Significant Accounting Policies (continued)

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

      Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on management's best knowledge of current events and actions that the company may undertake in the future, actual results may be different from the estimates.

      Revenue Recognition

      The Company recognizes revenue when it is realizable and earned. The Company reduces revenue for estimated customer returns and allowances. The following are the specific revenue policies for each major category of revenue.

      Equipment

      Revenue from equipment sales is recognized when the product is shipped and title has passed.

      Service

      Revenue from time and material service contracts is recognized as the services are provided. Revenue from fixed price long-term service contracts is recognized over the contract term based on the percentage of service that are provided during the period compared with the total estimated services to be provided over the entire contract. Losses on fixed price contracts are recognized during the period in which the loss first becomes apparent. Revenue in excess of billings on service contracts is recorded as unbilled receivables and is included in trade account receivable. Billings in excess of revenue that is recognized on service contracts are recorded as deferred income until the above revenue recognition criteria are met.

                        WORLDWATER CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(3)   Summary of Significant Accounting Policies (continued)

      Revenue Recognition (continued)

      Technology Grants

      Technology grants made on the basis of entitlement periods are recorded as revenue when entitlement occurs.

      Income Taxes

      Income tax expense (benefit) is based on reported income (loss) before income taxes. Deferred income taxes (benefit) reflect the effect of temporary differences between assets and liabilities that are recognized for financial purposes and the amounts that are recognized for income tax purposes. In accordance with Statement of Financial Accounting Standards
      (SFAS) No. 109 "Accounting for Income Taxes" these deferred taxes are measured by applying current enacted tax laws.

      Cash Equivalents

      All, highly-liquid instruments with a maturity at the time of acquisition of three months or less are carried at fair value and are considered to be cash equivalents.

      Inventory

      Inventory is stated at the lower of cost or market determined by the First-In, First-Out (FIFO) method. Inventory consists mainly of purchased system components.

      Equipment and Leasehold Improvements

      Equipment and leasehold improvements are carried at cost and are depreciated for financial reporting purposes using the straight-line method. Depreciation for income tax purposes is computed using accelerated methods. The principal useful lives are: computers and information equipment, 5 years; office furniture, vehicles, and test and assembly fixtures, 5 to 7 years; leasehold improvements, 7 years. Upon retirement or disposal, the asset cost and related accumulated depreciation are removed from the accounts and the net amount, less any proceeds, is charged or credited to income.

      Expenditures for maintenance and repairs are charged against income as incurred. Expenditures which significantly increase asset value or extend useful lives are capitalized.

                        WORLDWATER CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(3)   Summary of Significant Accounting Policies (continued)

      Research and Development Costs

      Research and development costs consist of expenses associated with the basic and applied research in the sciences and engineering and the design and development of prototypes and processes. Research and development costs are charged to operations when incurred.

      Long-Lived Assets

      Long-lived assets are comprised of equipment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An estimate of undiscounted future cash flows produced by the asset is compared to the carrying amount to determine whether impairment exists.

      Common Stock

      Common stock refers to the $0.001 par value capital stock as designated in the Company's Certificate of Incorporation.

      Net Loss Per Common Share

      Basic earnings (net) per share is based upon weighted-average common shares outstanding. Dilutive earnings per share is computed using the weighted-average common shares outstanding plus any potentially dilutive securities including stock options, warrants, and convertible debt. Options, warrants and convertible debt were not included in the computation of diluted net loss per common share because the effect in years with a net loss are antidilutive.

      Reclassification

      Certain prior year balances have been reclassified to conform to current year presentation.

(4)   Accounting Changes

      Standards implemented

      Effective January 1, 1998, the company adopted SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and displaying in a full set of general-purpose financial statements the gains and losses not affecting retained earnings. The disclosures required by SFAS No. 130 are presented in the Accumulated Other Comprehensive Income
      (Loss) section in the Consolidated Statements of Stockholder's Deficiency.

                        WORLDWATER CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(5)   Equipment and Leasehold improvements

      Equipment and leasehold improvements consist of the following at December 31:

                                                       1999         1998
                                                       ----         ----

      Computers                                     $ 24,633     $ 24,633
      Office furniture and equipment                  37,531       31,537
      Test and assembly fixtures                      33,550       32,838
      Vehicles                                         7,721        7,721
      Leasehold improvements                           8,123        8,123
                                                    --------     --------
                                                     111,558      104,852
      Less: Accumulated depreciation                  73,771       56,584
                                                    --------     --------
      Equipment and leasehold improvements, net     $ 37,787     $ 48,268
                                                    ========     ========

(6)   Notes Payable

      The Company has outstanding several notes payable in the aggregate amounts of $238,326 and $373,581 at December 31, 1999 and 1998, respectively. The effective interest rates on these notes range from 0.00% to 10%. All outstanding notes payable are unsecured.

(7)   Long-Term Debt

      Long-term debt consist of the following at December 31:


                                                                            1999             1998
                                                                            ----             ----
      Loans payable to individuals, with no stated interest
      rate or maturity date. These uncollateralized notes are
      convertible at the rate of $0.495 per common share for
      146,465 shares of common stock. These loans mature at a
      date six months after the closing of the Company's first
      public offering.                                                    $53,500          $ 72,500

      Loan payable to corporation, with no stated interest
      rate or maturity date. The loan will be repaid with the
      proceeds of the Company's first public offering. The
      uncollateralized loan has a conversion option which is
      exercisable at the option of the holder at $0.495 per
      common share for a total conversion option of 101,010
      shares of common stock.                                                  --            50,000
                                                                          -------          --------

      Subtotal                                                            $53,500          $122,500

                        WORLDWATER CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(7)   Long-Term Debt (continued)


                                                                            1999             1998
                                                                            ----             ----
      Balance Carryforward                                                $53,500          $122,500

      Loan payable to an individual dated October 14, 1992,
      with an original maturity date of October 14, 1997,
      bearing interest at 8.00 percent per annum. The loan is
      uncollateralized. Payment of principal and accrued
      interest were due at maturity. The loan is convertible
      at the option of the holder at the rate of $0.40 per
      share for a total conversion amount of 125,000 shares of
      common stock.                                                        50,000            50,000

      Loan payable to an Investment Trust, dated September 28,
      1994, maturing March 31, 1998, bearing interest at 9.00
      percent per annum. The loan is collateralized by
      inventory and accounts receivable. Payment of principal
      and interest were due at maturity. The note is
      convertible at the option of the holder at the rate of
      $0.50 per common share for a total conversion amount of
      270,000 shares of common stock.                                     133,236           135,000

      Loans payable to individuals dated June 28, 1995 through
      May 30, 1996. The loans are due upon demand and bear
      interest at 10 percent per annum. The loans are
      uncollateralized and are convertible at the option of
      the holder at the rate of $0.50 per common share. During
      1998, $125,000 of the loans and $29,369 accrued interest
      were converted by the borrowers for 859,667 shares of
      common stock at a rate of $0.18 per share (692,983
      shares for principal and 166,684 shares for interest).
      At December 31, 1998, the loans are convertible at the
      option of the holders at the rate of $0.50 per common
      for a total liquidation amount of 510,000 shares of
      common Stock. In addition, all loan holders were granted
      485,100 warrants for the purchase of common stock at the
      price of $0.40 per share for signing a Forbearance
      Agreement.                                                          250,000           255,000
                                                                         --------          --------

      Subtotal                                                           $486,736          $562,500

                        WORLDWATER CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(7)   Long-Term Debt (continued)


                                                                           1999              1998
                                                                           ----              ----
      Balance Carryforward                                               $486,736          $562,500

      Loans payable to individuals dated July 17, 1995 through
      February 25, 1997. The loans are due upon demand and
      bear interest at 10 percent per annum. The loans are
      uncollateralized and are convertible at the option of
      the holder at the rate of $0.50 per common share. During
      1998, $246,000 of the loans were converted by the
      holders for 560,354 shares of common stock at a rate of
      $0.50 per share (492,000 shares for principal and 68,354
      shares for interest). At December 31, 1998, the
      remaining loans are convertible at a rate of $0.50 per
      common share for a total liquidation amount of 594,300
      shares of common stock. In addition, all holders were
      granted 602,965 warrants for the purchase of common
      stock at the price of $0.60 per share.                              291,000           297,150

      Note payable to an individual dated December 1998,
      maturing on the earlier of April 30, 1999 or receipt
      from the sale of tax certificates, bearing interest at
      6.00 percent per annum. Payment of principal and
      interest is due at maturity. The uncollateralized note
      is convertible at the sole option of the holder at the
      rate of $0.15 per share for a total conversion amount of
      333,333 shares of common stock. The loan holder was
      granted warrants for the purchase of common stock at the
      price of $0.25 per share. In the event of full
      conversion of this note the warrant entitles the holder
      to purchase 166,667 shares; in the event of loan
      repayment, the warrant entitles the holder to purchase
      50,000 shares                                                            --            50,000
                                                                         --------          --------

      Subtotal                                                           $777,736          $909,650

                        WORLDWATER CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(7)   Long-Term Debt (continued)

                                                                           1999             1998
                                                                           ----             ----
      Balance Carryforward                                               $777,736         $909,650

      Note payable to an individual dated December 1998,
      maturing on the earlier of March 31, 1999 or receipt
      from the sale of tax certificates, bearing interest at
      6.00 percent per annum. Payment of principal and
      interest due at maturity. The uncollateralized note is
      convertible at the sole option of the holder at the rate
      of $0.15 per share for a total conversion amount of
      50,000 shares of common stock. The loan holder was
      granted warrants for the purchase of common stock at the
      price of $0.25 per share. In the event of full
      conversion of this note the warrant entitles the holder
      to purchase 25,000 shares; in the event of loan
      repayment, the warrant entitles the holder to purchase
      7,500 shares.                                                            --            7,500

      Notes payable to an individual dated September 24, 1999
      Maturing on September 23, 2002, bearing interest at 8.00
      Percent per annum. Payment of principal and interest due
      at maturity. The uncollateralized note is convertible at
      the sole option of the holder at the rate of $0.50 per
      share For a total conversion amount of 400,000 shares of
      common Stock. The loan holder was granted a three year
      warrant for The purchase of 25,000 shares of common stock
      at the price of $0.75 per share.                                    200,000               --
                                                                         --------          -------

      Total                                                              $977,736         $917,150

      Less current maturities                                             777,736          917,150
                                                                         --------         --------
      Total long-term debt                                               $200,000         $     --
                                                                         ========         ========

      Principal repayments of $200,000 on this debt is required in 2002.

                        WORLDWATER CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(8)   Income Taxes

      The components of income tax expense (benefit) are as follows:

                                                      1999            1998
                                                      ----            ----
               Federal:
                Current                           $      --         $    --
                Deferred                                 --              --
                                                  ---------         -------
                                                  $      --         $    --
                                                  =========         =======

               State:
                Current                           $(475,285)        $    --
                Deferred                                 --              --
                                                  ---------         -------

                                                  $(475,285)        $    --
                                                  ==========        =======

      Total income tax benefit for the years ended is different from the amount computed by multiplying total loss before income taxes by the statutory Federal income tax rate of 34%.

      The reason for this difference and the related tax effects are as follows:



                                                      1999            1998
                                                      ----            ----

      Expected tax benefit at 34%                  $429,285         $390,832
      State tax benefit before allowance             75,000          151,167
      Officer life insurance                          4,420            4,760
      Change in differed tax valuation allowance    508,705          434,053
      Sale of state net operation loss and
      Research & development credit                (475,285)              --
                                                  ---------         --------

      Income tax (benefit)                        $(475,285)        $     --
                                                  =========         ========

      The tax effect of significant items comprising the Company's deferred tax asset are as follows:

                                                      1999             1998
                                                      ----             ----

         Net operating losses carryforwards       $3,507,905       $2,999,200
         Valuation allowance                       3,507,905        2,999,200
                                                  ----------       ----------

         Net deferred tax asset                   $       --       $       --
                                                  ==========       ==========

                        WORLDWATER CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(8)   Income Taxes (continued)

      At December 31, 1999,  the Company had net  operating  loss  carryforwards
      (NOL) and research and development credits which may be available to offset future Federal and state taxable income, if any and will expire as follows:


                                             Net Operating Loss            Research and Development
             Year Expiring                     Carryforwards                     Tax Credits
        Federal           State           Federal         State            Federal          State
        -------           -----           -------         -----            -------          -----
         2000                --          $  64,376             --               --              --
         2001                --             27,481             --               --              --
         2002                --             14,778             --               --              --
         2003                --             29,505             --               --              --
         2004                --             95,302             --               --              --
         2005                --             94,557             --               --              --
         2006                --            402,684             --               --              --
         2007                --            251,079             --               --              --
         2008                --            641,341             --               --              --
         2009              2001            887,929             --           19,646          14,973
         2010              2002            912,453             --           15,207          23,395
         2011              2003            981,193        205,518           15,387          23,673
         2012              2004          1,263,193        361,993           12,923           2,485
         2013              2005          1,337,702         69,867           20,398              --
         2014              2006            660,000        660,000           16,100           8,050


      In 1999, the Company applied and was eligible to participate in the State of New Jersey's Technology Tax Certificate Transfer Program. This program allowed the Company to sell a portion of its authorized state net operating loss and New Jersey research and development tax credits. The Company was able to sell $5,678,519 of its state net operating loss and $16,973 of its research and development tax credit and received a tax benefit of $475,285.

      The Tax Reform Act of 1986 (the "Act") provides for a limitation on the annual use of NOL and research and development tax credit carryforwards that could significantly limit the Company's ability to utilize these carryforwards. The Company has experienced and expects in the foreseeable future anticipated financing. Accordingly, because tax laws limit the time during which these carryforwards may be applied against future taxes, the Company may not be able to take full advantage of the attributes for Federal and state income tax purposes.

                        WORLDWATER CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(9)   Stock-Based Compensation Plans

      The Company provides a stock option plan, for the granting of incentive stock options to key employees, directors, officers, key consultants, and advisors to the Company. The Company may grant up to 2,780,000 shares, with an option term not to exceed seven years.

      Effective January 1999, the Board of Directors approved a reduction in the exercise price on the 493,931 Incentive Stock Options awarded as of December 31, 1998.

      The following summarizes stock options activity and related information:


                                                      1999                   1998
                                                      ----                   ----

                                                     Weighted Average        Weighted Average
                                                         Exercise                Exercise
                                               Shares      Price       Shares      Price
                                               ------    --------      ------    --------
           Outstanding at beginning
               of the year                     493,931    $0.15        322,200     $0.40
           Granted                             498,373     0.26        171,731      0.40
           Cancelled                           (18,000)    0.15             --        --
           Exercised                           (34,000)    0.15             --        --
                                               -------     ----       --------     -----
           Outstanding at end
               of the year                     940,304    $0.21        493,931     $0.40
                                               =======    =====        =======     =====

                                                1999                    1998
                                                ----                    ----

           Number of shares
               Exercisable at
               December 31,                    830,635    $0.18        493,931     $0.40
                                               =======    =====        =======     =====

           Weighted-Average Remaining
           Contractual Life (Years)                          4.15                       3.62
                                                            =====                       ====


      The Company adopted the provisions of Financial Accounting Standards No 123, "Accounting for Stock-Based Compensation," that calls for companies to measure Stock compensation expense based on the fair value method of accounting. However, as allowed by the Statement, the Company elected the continued use of Accounting Principles Board (APB) Opinion 25, "Accounting for Stock Issued to Employees," with pro forma disclosure of net income and earnings (loss) per share determined as if the fair value method had been applied in measuring compensation costs. Had the fair value method been applied, the impact on net loss per share for the years ended December 31, 1999 and 1998, was immaterial.

                        WORLDWATER CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(10)  Warrants

      The Company accounts for transactions with non-employees, in which goods or services are the consideration received for the issuance of equity instruments under the fair value based method.

      At December 31, 1999, warrants to purchase 4,691,345 common shares are outstanding; 1,462,985 warrants exercisable during the year 2000, with a strike price of $0.20 - $0.50, 457,600 warrants exercisable during the year 2001, with a strike price of $0.40 - $0.60, 1,663,130 warrants exercisable during the year 2002, with a strike price of $0.10 - $0.60 and 1,107,630 warrants exercisable during the year 2003, with a strike price of $0.50 - $0.75.

(11)  Employment and Consultant Agreements

      On June 8, 1998, the Company entered into a one-year employment agreement with the President/Chief Operating Officer ("COO"). The agreement was automatically extended for an additional year, upon mutual agreement of the parties. Compensation under the agreement is $24,000 and annual bonuses as determined by the Company's Board of Directors. The extended agreement also provides, five-year Incentive Stock Options (ISO) to purchase 100,000 shares of the Company's common stock at $0.57 (fifty cents) per share. The ISO vest monthly during employment in equal installments of 8,333 shares per month. The agreement provides a covenant not to disclose any proprietary information. If the Employee's employment is terminated by reason of death or disability, the Employee's estate will be entitled to continued compensation under the terms of this agreement.

      The Company has employment agreements with the Chairman/CEO and Vice Presidents. Aggregate compensation under these agreements are $114,000.

      The Company has unpaid salaries of $191,500 which have been deferred by the officers as of December 31, 1999. During the year ended December 31, 1999, an officer of the Company exchanged $20,000 of unpaid salaries for 52,632 warrants exercisable at $0.38.

      The Company has agreements effective through December 31, 2005 with its Chairman, a senior executive and a consultant, which provides for an incentive fee of up to five percent (0.5%) on revenues earned by the Company with an annual cap of $250,000 per individual. The Company incurred incentive fee expenses of $500 and $-0- in 1999 and 1998, respectively.

                        WORLDWATER CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(11)  Employment and Consultant Agreements(continued)

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

(12)  Technology Grant

      In 1999 the Company entered into a recoverable grant agreement with New Jersey Commission on Science and Technology (Commission). Under the terms of the agreement the Company was awarded $249,967 under the Technology Transfer Program for the development and commercialization of an off-grid drip irrigation system powered by photovoltaic power. Under the terms of the agreement the Company is required to make royalty payments to the Commission for a period of ten years based on the net income of the product up to the amount of the award.

(13)  Feasibility Study

      During 1999, the Company entered into a contract in the amount of $235,470 with the Philippine Department of the Interior and Local Governments to prepare a feasibility study on the installation of community water supplies using solar electric systems in Cebu, Philippines. Revenue on this contract is recognized as the services are provided. At December 31, 1999, the Company had recognized $123,560 on this contract.

(14)  Gain on the Extinguishment of Debt

      During 1999, the Company recognized as an extraordinary item in the amount of $50,000 the gain on the cancellation of a loan obligation. Since 1989 the Company has exhausted all avenues of contacting the debt holder. Based on the advise of the Company's legal counsel it has been determined that the statue of limitations has expired.

(15)  Leases

      The Company leases its production, service and administrative premises under a five-year lease agreement expiring June 14, 2002, with a renewal option for an additional five-year period. The lease requires the lessee to pay taxes, maintenance, insurance and certain other operating costs of the leased property. Rent expense for 1999 and 1998 was $62,500 and $52,500 respectively.

                        WORLDWATER CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(15)  Leases (continued)

      The minimum future rental payments under this lease are as follows:

                     2000                                        $ 51,500
                     2001                                          61,000
                     2002                                          27,500
                                                                 --------

              Total minimum future rental payments               $140,000
                                                                 ========

(16)  Related Party Transactions

      Included in notes payable and long-term debt at December 31, are amounts payable to employees, directors and their immediate relatives as follows:

                                                         1999            1998
                                                         ----            ----

        Directors                                      $  4,500        $109,400
        Employees                                       110,645         110,000
        Immediate relatives                              17,000          38,000
                                                       --------        --------
            Total                                      $132,145        $257,400
                                                       ========        ========

      The Company leased office and laboratory facilities from the Chairman of the Company on a month to month basis. Lease payments to the Chairman were $30,000 for 1999 and 1998.

      In 1999, the Company entered into an agreement with a Director of the Company to provide investor relation services to the Company. Under the terms of the agreement, the Director received 50,000 shares of the Company's common stock value at $12,000.

(17)  Marketable Securities Available for Sale

      In 1997, the Company acquired 50,000 shares of Proformix Systems, Inc., a NASDAQ traded company as part of its settlement with Royal Capital Inc. and recorded these securities as marketable securities available for sale at then market value of $162,500.

      During 1998, the Company sold 40,000 shares of the stock. Proceeds from the sale were $80,000 and the Company recognized a loss on the sale of marketable securities of $50,000. These marketable securities are stated at fair value with any unrealized holding gains or losses included as a component of stockholders' deficiency until realized. At December 31, 1998, the Company had an unrealized holding loss of $20,625.

      During 1999, the Company determined the stock had no market value and recognized a loss of $32,500.

                        WORLDWATER CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(18)  Risks and Uncertainties

      The Company markets its products to developing nations. The ability of these customers to order and pay for the Company's products and services is dependent on a variety of factors including government approval, adequate funding and vigorous testing procedures. Sales to two major customers accounted for 31% and 21% of the Company's sales in 1999. In 1998, sales to major customers accounted for 48%, 22%, and 22% of the Company's sales.

(19)  Fair Value of Financial Instruments

      The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate that value.

      The carrying value of cash and cash equivalents, receivables, accounts payable and accrued expenses approximate fair value because of the short maturity of those instruments. The carrying value of marketable securities available for sale is carried at a fair value based upon the quoted market prices. The fair value of the Company's debt is estimated based on the current rates offered to the Company for debt of the same remaining maturities and similar terms. The estimated fair values of the Company's debt instruments are as follows:

                                                  Carrying             Fair
                                                   Amounts             Value
                                                   -------             -----

                    1999                         $1,016,062         $1,016,062
                    1998                          1,290,731          1,258,081

(20)  Contingencies

      The Company is occasionally subject to various claims and suits that arise from time to time in the ordinary course of its business, including actions with respect to contracts and intellectual property. The Company does not believe that any current action will have a material effect on the Company's business, financial condition or results of operations.

(21)  Supplemental Disclosure of Cash Flow Information

                                                       1999         1998
                                                       ----         ----
      Cash paid during the year for:

               Interest                             $  32,971      $4,761
                                                    =========      ======

               Income taxes (benefit)               $(475,285)     $   --
                                                    =========      ======

                        WORLDWATER CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(15)  Supplemental Disclosure of Cash Flow Information

      Supplemental schedule of non-cash investing and finance activities:

      In 1999, the Company's debt holders converted $1,011,000 of debt principal and $272,440 of accrued interest (total of $1,283,440) into 3,329,073 shares of the Company's common stock at rates between $0.15 - $0.50 per share.

      In 1998, the Company's debt holders converted $212,400 of debt principal into 1,357,397 shares of the Company's common stock at rates between $0.15
      - $0.25 per share.

(16)  Subsequent Events (Unaudited)

      Subsequent to December 31, 1999, the Company converted, at the consent of its debt holders, $702,000 of notes payable and long-term debt and $200,900 of accrued interest into 2,364,807 shares of the Company's' common stock.

      Subsequent to December 31, 1999, the Company sold, 1,111,056 shares of 7% convertible preferred stock through a private placement for $999,950 at the rate of $0.90 per share.

      In February, 2000, WorldWater (Phils) Inc. was formed as a wholly owned subsidiary of WorldWater Holdings Inc. of Delaware, which is a holding company owned 100% by WorldWater Corp.