Form 10QSB
period 2000-03-31
WORLDWATER CORP
filed 2000-05-08
CIK 811271

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------

                                   FORM 10-QSB

                 [x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

             [ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM _________ TO _________

                                  -------------

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

                                  Yes X   No ____

As of the close of business on April 24, 2000, there were 31,058,500 shares of the Registrant's Common Stock, $.001 par value, outstanding.

WORLDWATER CORP.

QUARTERLY REPORT ON FORM 10-QSB

Part I.


FINANCIAL INFORMATION                                                  Page No.
                                                                       --------

Item 1.   Condensed Consolidated Financial Statements                       3
          Condensed Consolidated Balance Sheets
          as of March 31, 2000 (Unaudited) and
          December 31, 1999 (Audited)

          Condensed Consolidated Statements of                              4
          Operations (Unaudited) for the three months ended March 31, 2000 and 1999

          Condensed Consolidated Statements of Cash                         5
          Flows (Unaudited) for the three months ended
          March 31, 2000 and 1999

          Condensed  Consolidated  Statements of  Stockholders' Equity      6
          (Unaudited)  for the period  January  1,2000 through March 31,
          2000.

          Notes to the Condensed Consolidated                               7
          Financial Statements (Unaudited)


Item 2.   Management's Discussion and Analysis of                           8-10
          Financial Condition and Results of Operations



Part II. OTHER INFORMATION

Item 1    Signatures                                                        11

Item 2    Exhibit 27        Financial Data Schedule

                        WORLDWATER CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      March 31, 2000 and December 31, 1999


       Assets                                                            03/31/2000     12/31/1999
                                                                        -----------    -----------
Current Assets:
    Cash                                                                $ 1,092,566    $   195,300
    Accounts receivable, net of allowance for
        doubtful accounts of $-0- in 2000 and 1999                           65,417        162,061
    Inventory                                                                59,617         81,537
    Prepaid expenses                                                          1,000            500
                                                                        -----------    -----------
       Total Current Assets                                               1,218,600        439,398
                                                                        -----------    -----------
    Equipment and leasehold improvements, Net                                57,494         37,787
    Deposits                                                                  8,384          8,384
    Investment in Subsidiary                                                  2,500             --
                                                                        -----------    -----------
       Total Assets                                                     $ 1,286,978    $   485,569
                                                                        ===========    ===========

       Liabilities and Stockholders' Equity

Current Liabilities:
    Notes payable                                                       $    49,456    $   126,181
    Notes payable, related parties                                           70,295        112,145
    Current maturities of long-term debt                                    351,164        757,736
    Current maturities of long-term debt, related parties                        --         20,000
    Accounts payable                                                        204,999        362,966
    Accrued interest                                                        193,179        407,541
    Accrued salaries                                                        191,500        191,500
    Other accrued expenses                                                   93,044         95,750
                                                                        -----------    -----------
       Total Current Liabilities                                          1,153,637      2,073,819
                                                                        -----------    -----------
    Long-term debt                                                               --        200,000
                                                                        -----------    -----------
       Total Liabilities                                                  1,153,637      2,273,819
                                                                        -----------    -----------
Stockholders' Equity:
    Preferred Stock 7% Convertible,$.01 par value; authorized
       10,000,000; issued and outstanding 1,111,055 at March 31, 2000       999,950             --
    Common stock, $.001 par value; authorized 50,000,000;
       issued and outstanding 31,033,500 and 27,125,854
       shares at March 31, 2000 and December 31, 1999, respectively          31,034         27,126
    Additional paid-in capital                                            8,823,290      7,628,467
    Accumulated deficit                                                  (9,720,933)    (9,443,843)
                                                                        -----------    -----------
       Total Stockholders' Equity                                           133,341     (1,788,250)
                                                                        -----------    -----------
       Total Liabilities and Stockholders' Equity                       $ 1,286,978    $   485,569
                                                                        ===========    ===========

 The Notes to Consolidated Financial Statements are an integral part of these statements.

                        WORLDWATER CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
               For the three months ended March 31, 2000 and 1999

                                                          2000            1999
                                                          ----            ----
Revenue:
    Equipment sales                                  $     66,559    $     47,741
    Service                                                76,560              --
                                                     ------------    ------------
        Total Revenue                                     143,119          47,741
                                                     ------------    ------------
Cost of Goods Sold                                         82,207          74,551
                                                     ------------    ------------
Gross Profit                                               60,912         (26,810)
                                                     ------------    ------------
Operating Expenses:
    Research and development expense                      103,262          35,282
    Marketing, general and administrative expenses        239,637         147,502
                                                     ------------    ------------
        Total Expenses                                    342,899         182,784
                                                     ------------    ------------
Loss from Operations                                     (281,987)       (209,594)
Other Expense (Income)
    Interest expense                                       19,163          29,633
    Interest income                                          (633)             --
    Other                                                 (23,427)         (1,500)
                                                     ------------    ------------
        Total Other Expense (Income), Net                  (4,897)         28,133
                                                     ------------    ------------

Net Loss                                             $   (277,090)   $   (237,727)
                                                     ============    ============


Net Loss per Common Share:                           $      (0.01)   $      (0.01)
                                                     ============    ============

Shares used in Per Share Calculation:
    Average                                            27,469,014      21,340,721
                                                     ============    ============

 The Notes to Consolidated Financial Statements are an integral part of these statements.

                        WORLDWATER CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               For the three months ended March 31, 2000 and 1999

                                                                   2000           1999
                                                                   ----           ----
Cash Flows from Operating Activities:
    Net loss                                                   $  (277,090)   $  (237,727)
    Adjustments to reconcile net loss to
       net cash used in operating activities:
           Depreciation                                              4,500          4,594
           Changes in assets and liabilities:
               Accounts receivable                                  96,644        (10,682)
               Inventory                                            21,920         18,673
               Prepaid expenses                                       (500)         5,335
               Accounts payable and accrued expenses              (160,673)       (89,996)
               Accrued interest                                   (214,362)            --
               Accrued salaries                                         --           (700)
                                                               -----------    -----------
                   Net Cash Used in Operating Activities          (529,561)      (310,503)
                                                               -----------    -----------

Cash Flows from Investing Activities:
    (Increase) in Other Assets                                      (2,500)          (534)
    Purchase of equipment and leasehold improvements               (19,707)            --
                                                               -----------    -----------
                   Net Cash Used in Investing Activities           (19,707)          (534)
                                                               -----------    -----------

Cash Flows from Financing Activities:
    Proceeds from issuance of notes payable                             --         53,500
    Payments on notes payable                                     (100,575)       (34,065)
    Proceeds from issuance of stock                              1,547,109        307,000
                                                               -----------    -----------
                   Net Cash Provided by Financing Activities     1,446,534        326,435
                                                               -----------    -----------

Net Increase (Decrease) in Cash                                    897,266         15,398
Cash at Beginning of Year                                          195,300          4,162
                                                               -----------    -----------

Cash at End of Year                                            $ 1,092,566    $    19,560
                                                               ===========    ===========

 The Notes to Consolidated Financial Statements are an integral part of these statements.

                       WORLDWATER CORP. AND SUBSIDIARIES
          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                      For the Period Ended March 31, 2000

                                                                               Additional  Additional
                                                                                Paid-In     Paid-In
                                  Common Stock          Preferred Stock         Capital     Capital      Accumulated
                               Shares     Par Value   Shares      Par Value    (Common)   (Preferred)      Deficit          Total
                               ------     ---------   ------      ---------    --------   -----------      -------          -----
Balance, December 31, 1999   27,125,854     27,126           -            -    7,628,467           -     (9,443,843)    (1,788,250)
Issuance of preferred stock
  for cash                                           1,111,055       11,111            -     988,839                       999,950
Issuance of common stock
  for cash                      950,000        950           -            -      189,050           -              -        190,000
Issuance of common stock
  for warrants exercised        305,000        305           -            -      101,195           -              -        101,500
Debt and accrued interest
  converted to common stock   2,364,807      2,365           -            -      862,219           -              -        864,584
Issuance of common stock
  for services                   16,000         16           -            -       14,984           -              -         15,000
Issuance of common stock
  for options                   271,839        272           -            -       27,375           -                        27,647
Net loss                              -          -           -            -            -           -        (277,090)     (277,090)
                             ----------   --------   ---------     --------  -----------   ---------    ------------     ---------
Balance, March 31, 2000      31,033,500   $ 31,034   1,111,055     $ 11,111  $ 8,823,290   $ 988,839    $ (9,720,933)    $ 133,341
                             ==========   ========   =========     ========  ===========   =========    ============     =========

  The Notes to Consolidated Financial Statements are an integral part of these statements.

Part I. Item 1.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    BASIS OF PRESENTATION

      The accompanying condensed consolidated financial statements have been prepared by WorldWater Corp. (the "Company"), without audit, and reflect all adjustments (consisting only of normal and recurring adjustments and accruals) which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. These condensed financial statements should be read in conjunction with the financial statements and footnotes thereto included as an exhibit to the Company's form 10-K dated April 15, 2000, all previously filed with the Securities and Exchange Commission.

2.    NET LOSS PER SHARE

      Net loss per share for the three months ended March 31, 2000 and 1999 is computed using the average number of common shares of stock outstanding during the period. Common stock equivalents are not considered in net loss per share because their effect would be anti-dilutive.

3.    CONVERSION OF DEBT

      During the three months ended March 31, 2000, notes payable and accrued interest totaling $903,000 were converted into equity.

4.    REVENUE RECOGNITION

      Revenue from equipment sales is recognized when the product is shipped and title has passed. Revenue from time and material service contracts is recognized as the services are provided. During the three months ended March 31, 2000, the Company has recognized $76,560 of a feasibility study conducted in the Philippines and funded by the U.S. Trade and Development Agency (USTDA). The total amount of the study is $235,000 of which $123,560 was realized in the fourth quarter of fiscal year 1999, the remaining $34,880 will be realized in the second quarter of fiscal year 2000.

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


OVERVIEW

WorldWater Corp designs, develops and markets proprietary technology relating to solar water power, including solar power products and international water management consulting. The Company's primary products are cost effective power systems driven entirely by solar energy, such as proprietary water pumping and solar electric systems. The Company's primary customers are developing countries that require non-traditional means of fulfilling their energy and water needs.

The mission of the Company is to maintain its leadership as principal provider of renewable energy and remote water supply for emerging nations throughout the world.

In mid-1997, the Company made its first production shipment of its proprietary products (to the Philippines) and has since begun limited operations in 16 emerging nations in Asia, Latin America and Africa. The Company currently has contract negotiations underway in seven emerging countries which, if successfully concluded, would result in a substantial increase in revenues in the year 2000.

During the early stage of market penetration, marketing and related costs invariably exceed revenues. Management anticipates that as target markets for its solar powered water pumping and electric equipment become more fully developed, operating profits will be achieved.

RESULTS OF OPERATIONS

REVENUE. For the three months ended March 31, 2000 revenue increased to $143,119, up from $47,741 in the same period of 1999. The primary reason for increased revenue is due to continued sales of systems in Tanzania and the service fees received from the U.S. Trade and Development Agency for the feasibility study conducted in the Philippines.

GROSS PROFIT. Gross profit of $60,912 was recognized for the three months ended March 31, 2000, up from a loss of $26,810 for the same period in 1999. Cost of sales for the three months was $82,207, slightly up from $74,551 from the previous period. The operating loss was $281,987 for the three months in 2000 compared to an operating loss of $209,594 for the same period in 1999.

SELLING, GENERAL AND ADMINISTRATIVE. Sales and marketing expenses increased by $92,135 in the three month period ending March 31, 2000 to $239,637, up from $147,502 in the same period of 1999. The increase is primarily due to travel expenses incurred while negotiating overseas business. The Company is maintaining its current staffing levels. Assuming that contract negotiations now underway are successfully concluded, it will be necessary to recruit additional staff to implement the contracts.

RESEARCH AND DEVELOPMENT. Research and development expenses increased $67,980 for the three-month period to $103,262, up from $35,282 in the same period of 1999. The Company has several water and solar products in various stages of research and development. The Company continues to develop its Solar Off-Grid Drip Irrigation System in conjunction with Rutgers University of New Jersey and has expanded this research to include "brackish" water for irrigation. These developments should contribute significantly to the Company's agricultural product offerings and revenues.

INCOME TAXES. The Company recognized no income tax expense for 2000, and 1999 to date. The Company has net operating loss carry-forwards resulting in a potential federal tax benefit to the Company as of January 1, 2000 of approximately $7.7 million. During 1999 the Company's application to the New Jersey Division of Taxation and the New Jersey Economic Development Authority to sell its State of New Jersey Corporate Operating Losses was approved. The new law was enacted January 1, 1999 and allows emerging technology companies involved in research and development the opportunity to sell their state loss carry-forwards and research and development credits to profitable companies in the state for not less than 75% of their net tax value. The Company was able to sell its Net Operating Losses for $475,285 in 1999 and plans to apply to sell its loss carry-forwards again in fiscal year 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents increased by $897,266 to $1,092,566 from December 31, 1999 to March 31, 2000. The net cash used in operating activities during this three-month period in 2000 was $529,561 compared to $310,503 in 1999. The primary reasons for the consumption of cash in the first quarter of 2000 were to fund on-going operations and to pay down debt and accrued interest.

The Company's auditors have alleviated their going concern in their December 31, 1999 Annual Audit Report. The Company has taken action to improve their Balance Sheet which has resulted in a positive net worth as of March 31, 2000. The Company has contacted debt holders regarding conversion of their debt into shares of common stock which resulted in approximately $903,000 of debt and accrued interest converted into equity. The Company has also raised $999,950 through a private sale of preferred stock and the Company continues to encourage its warrant holders to exercise their warrants which provided an additional $100,000. Cash provided by financing activities in the three months that ended March 31, 2000 was $1,446,534 compared to $326,435 in 1999.

SALE OF RESTRICTED SECURITIES DURING THE FIRST QUARTER 2000

The Company issued 3,907,646 restricted common stock shares for cash proceeds and debt conversions totaling $1,221,008.

THE YEAR 2000

The Company did not experience any problems relating to Year 2000 compliance.

Part 2.   Item 1

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereby duly authorized.

DATE:  April 26, 2000                             WORLDWATER CORP.


By: /s/ Quentin T. Kelly                          By: /s/ John A. Pell
    --------------------                              ----------------
    Quentin T. Kelly                                  John A. Pell
    Chairman & CEO                                    President/COO