Form 10QSB
period 2000-06-30
WORLDWATER CORP
filed 2000-08-15
CIK 811271

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                   FORM 10-QSB

                 [x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                                  Yes X   No
                                     ---    ---

As of the close of business on August 14, 2000, there were 32,178,770 shares of the Registrant's Common Stock, $.001 par value, outstanding.

WORLDWATER CORP.

QUARTERLY REPORT ON FORM 10-QSB

Part I.

FINANCIAL INFORMATION                                                  Page No.
                                                                       --------

Item 1.     Condensed Consolidated Financial Statements                   3
            Condensed Consolidated Balance Sheets
            as of June 30, 2000 (Unaudited) and
            December 31, 1999 (Audited)

            Condensed Consolidated Statements of                          4
            Operations (Unaudited) for the three months ended June 30, 2000 and 1999 and for the six months ended June 30, 2000 and 1999.

            Condensed Consolidated Statements of Cash                     5
            Flows (Unaudited) for the six months ended
            June 30, 2000 and 1999

            Condensed  Consolidated  Statements of  Stockholders'         6
            Equity (Unaudited) for the period January 1, 2000 through June 30, 2000.

            Notes to the Condensed Consolidated                           7
            Financial Statements (Unaudited)

Item 2.     Management's Discussion and Analysis of                       8-10
            Financial Condition and Results of Operations

Part II.    OTHER INFORMATION

Item 1      Signatures                                                    11

Item 2      Exhibit 27 Financial Data Schedule

                        WORLDWATER CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                       June 30, 2000 and December 31, 1999

   Assets                                                                06/30/2000         12/31/1999
                                                                         ----------         ----------
Current Assets:
  Cash                                                                  $    495,942       $   195,300
  Accounts receivable, net of allowance for
      doubtful accounts of $-0- in 2000 and 1999                              35,350           162,061
  Inventory                                                                   69,155            81,537
  Prepaid expenses                                                             4,531               500
                                                                        ------------       -----------
     Total Current Assets                                                    604,978           439,398
                                                                        ------------       -----------
  Equipment and leasehold improvements, Net                                  117,000            37,787
  Deposits                                                                     8,384             8,384
  Investment in Subsidiary                                                    52,500                --
                                                                        ------------       -----------
     Total Assets                                                       $    782,862       $   485,569
                                                                        ============       ===========

     Liabilities and Stockholders' Equity

Current Liabilities:
  Notes payable                                                         $     44,931       $   126,181
  Notes payable, related parties                                              37,295           112,145
  Current maturities of long-term debt                                       165,500           757,736
  Current maturities of long-term debt, related parties                         --              20,000
  Accounts payable                                                           138,737           362,966
  Accrued interest                                                           141,005           407,541
  Accrued salaries                                                           139,800           191,500
  Other accrued expenses                                                      35,941            95,750
                                                                        ------------       -----------
   Total Current Liabilities                                                 703,209         2,073,819
                                                                        ------------       -----------
  Long-term debt                                                                  --           200,000
                                                                        ------------       -----------
   Total Liabilities                                                         703,209         2,273,819
                                                                        ------------       -----------
Stockholders' Equity:
  Preferred Stock 7% Convertible,$.01 par value; authorized
     10,000,000; issued and outstanding 1,111,055 at June 30, 2000           999,950                --
  Common stock, $.001 par value; authorized 50,000,000;
     issued and outstanding 31,923,745 and 27,125,854
     shares at June 30, 2000 and December 31, 1999, respectively              31,924            27,126
  Additional paid-in capital                                               9,370,601         7,628,467
  Accumulated deficit                                                    (10,322,822)       (9,443,843)
                                                                        ------------       -----------
    Total Stockholders' Equity                                                79,653        (1,788,250)
                                                                        ------------       -----------
    Total Liabilities and Stockholders' Equity                          $    782,862       $   485,569
                                                                        ============       ===========

     The Notes to Consolidated Financial Statements are an integral part of these statements.

                        WORLDWATER CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
               For the three months ended June 30, 2000 and 1999,
               and for the six months ended June 30, 2000 and 1999

                                                                 3 Month                            6 Month
                                                         6/30/00           6/30/99          6/30/00           6/30/99
                                                         -------           -------          -------           -------
Revenue:
  Equipment sales                                     $        --       $    70,511       $    66,559       $   118,251
  Service                                                  40,283           153,819           116,843           153,819
                                                      -----------       -----------       -----------       -----------
      Total Revenue                                        40,283           224,330           183,402           272,070
                                                      -----------       -----------       -----------       -----------
Cost of Goods Sold                                         26,298            95,976           108,505           163,625
                                                      -----------       -----------       -----------       -----------
Gross Profit                                               13,985           128,354            74,896           108,445
                                                      -----------       -----------       -----------       -----------
Operating Expenses:
  Research and development expense                         81,407            77,293           184,669           114,748
  Marketing, general and administrative expenses          561,995           242,793           801,632           414,047
                                                      -----------       -----------       -----------       -----------
      Total Expenses                                      643,402           320,086           986,301           528,795
                                                      -----------       -----------       -----------       -----------
Loss from Operations                                     (629,417)         (191,732)         (911,405)         (420,350)
Other Expense (Income)
  Interest expense                                         38,972            29,865            58,135            59,204
  Interest income                                         (11,696)               --           (12,329)               --
  Other                                                   (54,806)           (1,716)          (78,233)           (3,216)
                                                      -----------       -----------       -----------       -----------
    Total Other Expense (Income), Net                     (27,530)           28,149           (32,426)           55,988
                                                      -----------       -----------       -----------       -----------

Net Loss                                              $  (601,887)      $  (219,881)      $  (878,979)      $  (476,338)
                                                      ===========       ===========       ===========       ===========


Net Loss per Common Share:                            $     (0.02)      $     (0.01)      $     (0.03)      $     (0.02)
                                                      ===========       ===========       ===========       ===========

Shares used in Per Share Calculation:
  Average                                              31,459,584        21,310,997        29,516,762        22,041,826
                                                      ===========       ===========       ===========       ===========

     The Notes to Consolidated Financial Statements are an integral part of these statements.

                        WORLDWATER CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 For the six months ended June 30, 2000 and 1999

                                                               2000              1999
                                                               ----              ----
Cash Flows from Operating Activities:
  Net loss                                                 $  (878,979)      $  (476,338)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation                                               9,000             9,094
      Changes in assets and liabilities:
        Accounts receivable                                    126,711           (25,898)
        Inventory                                              (12,382)           42,369
        Prepaid expenses                                         4,031             5,335
        Accounts payable and accrued expenses                 (284,038)           (7,418)
        Accrued interest                                      (266,536)           53,143
        Accrued salaries                                       (51,700)            3,300
        Advance to Affiliate                                        --           (25,000)
        Deferred Grant Research                                     --            58,653
                                                           -----------       -----------
            Net Cash Used in Operating Activities           (1,353,893)         (362,760)
                                                           -----------       -----------

Cash Flows from Investing Activities:
    (Increase) in Other Assets                                 (52,500)               --
    Purchase of equipment and leasehold improvements           (70,213)               --
                                                           -----------       -----------
            Net Cash Used in Investing Activities             (122,713)               --
                                                           -----------       -----------

Cash Flows from Financing Activities:
    Proceeds from issuance of notes payable                         --           138,350
    Payments on notes payable                                 (193,150)         (124,500)
    Proceeds from exercise of warrants                         456,617            50,000
    Proceeds from issuance of stock                          1,513,781           317,000
                                                           -----------       -----------
            Net Cash Provided by Financing Activities        1,777,248           380,850
                                                           -----------       -----------

Net Increase (Decrease) in Cash                                300,642            18,090
Cash at Beginning of Year                                      195,300             4,162
                                                           -----------       -----------

Cash at End of Second Quarter                              $   495,942       $    22,252
                                                           ===========       ===========

     The Notes to Consolidated Financial Statements are an integral part of these statements.

                        WORLDWATER CORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                       For the Period Ended June 30, 2000

                                                                                                Additional
                                                                                                 Paid-In
                                         Common Stock                   Preferred Stock          Capital
                                   Shares          Par Value         Shares      Par Value       (Common)
                                   ------          ---------         ------      ---------       --------
Balance, December 31, 1999       27,125,854            27,126             --           --       7,628,467
Issuance of preferred stock
 for cash                                                          1,111,055       11,111              --
Issuance of common stock
 for cash                           950,000               950             --           --         189,050
Issuance of common stock
 for warrants exercised           1,008,667             1,009             --           --         455,608
Debt and accrued interest
 converted to common stock        2,551,385             2,551             --           --       1,055,117
Issuance of common stock
 for services                        16,000                16             --           --          14,984
Issuance of common stock
 for options                        271,839               272             --           --          27,375
Net loss                                 --                --             --           --              --
                                 ----------      ------------      ---------      -------      ----------
Balance, March 31, 2000          31,923,745      $     31,924      1,111,055      $11,111      $9,370,601
                                 ==========      ============      =========      =======      ==========


                                 Additional
                                  Paid-In
                                  Capital        Accumulated
                                (Preferred)        Deficit           Total
                                -----------        -------           -----
Balance, December 31, 1999
Issuance of preferred stock            --        (9,443,843)      (1,788,250)
 for cash
Issuance of common stock          988,839                            999,950
 for cash
Issuance of common stock               --                --          190,000
 for warrants exercised
Debt and accrued interest              --                --          456,617
 converted to common stock
Issuance of common stock               --                --        1,057,668
 for services
Issuance of common stock               --                --           15,000
 for options
Net loss                               --                             27,647
                                       --          (878,979)        (878,979)
Balance, March 31, 2000          --------      ------------      -----------
                                 $988,839      $(10,322,822)     $    79,653
                                 ========      ============      ===========

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

2.    NET LOSS PER SHARE

      Net loss per share for the three months ended June 30, 2000 and 1999 is computed using the average number of common shares of stock outstanding during the period. Common stock equivalents are not considered in net loss per share because their effect would be anti-dilutive.

3.    CONVERSION OF DEBT

      During the six months ended June 30, 2000, notes payable and accrued interest totaling $1,057,668 were converted into equity.


4.    REVENUE RECOGNITION

      Revenue from equipment sales is recognized when the product is shipped and title has passed. Revenue from time and material service contracts is recognized as the services are provided. During the six months ended June 30, 2000, the Company has recognized $111,440 of a feasibility study conducted in the Philippines and funded by the U.S. Trade and Development Agency (USTDA). The total amount of the study is $235,000 of which $123,560 was realized in the fourth quarter of fiscal year 1999.

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

OVERVIEW

WorldWater Corp. is a water and power solutions company providing new and powerful solar technology to developing nations throughout the world. The Company fills a major infrastructural void by acting as contractor, implementer, key equipment supplier and water/power manager for rural communities, delivering clean water from deep wells and rivers for drinking and irrigation with its proprietary solar pumps, and providing light and power with its solar electrical systems. WorldWater is already operating its solar pumps and electrical systems in Asia, Africa, and South America.

The mission of the Company is to be the leading provider of solar powered water supply and electricity for emerging nations throughout the world.

In mid-1997, the Company made its first production shipment of its proprietary products (to the Philippines) and has since begun limited operations in 16 emerging nations in Asia, Latin America and Africa. In June 2000, the Company received an order for $1.2 million from the Philippines to supply water to Municipalities on the Island Province of Cebu using the Company's proprietary solar water pumping systems. This initial order is part of an over-all program of the Cebu Rural Water and Sanitation Development Project. Shipments for the initial order are projected to begin in the third quarter of this year. The Company has also signed two contracts in Pakistan with the Cholistan Development Authority and Punjab Border Police which are to begin shipments in the third quarter of this year.

RESULTS OF OPERATIONS

REVENUE. For the six months ended June 30, 2000 revenue decreased to $183,402, from $272,070 in the same period of 1999 and decreased to $40,283 from $224,330 for the three months ended June 30, 2000 and 1999, respectively. The primary reason for the decrease in revenue is the grant received during the same period in 1999 from the New Jersey Commission on Science and Technology in the amount of $249,967.

GROSS PROFIT. Gross profit of $74,896 was recognized for the six months ended June 30, 2000, down from a profit of $108,445 for the same period in 1999. Gross profit for the three months ended June 30, 2000 was $13,985 as compared to $128,354 for 1999. Cost of sales for the six months was $108,505, less than $163,625 from the previous period. Cost of sales for the three month period was $26,298 as compared to $95,976 for the same period in 1999. The operating loss was $911,405 for the six months in 2000 compared to an operating loss of $420,350 for the same period in 1999. For the three months ended June 30, 2000 the operating loss was $629,417 as compared to $191,732 in 1999.

MARKETING, GENERAL AND ADMINISTRATIVE. Marketing, general and administrative expenses increased by $387,585 in the six month period ending June 30, 2000 to $801,632, up from $414,047 in the same period of 1999. Marketing, general and administrative expenses increased $319,202 during the three month period to $561,995 as compared to $242,793 during the three month period in 1999. The increase is primarily due to commissions paid for the $999,950 Preferred Stock Placement, startup of the office in the Philippines and travel expenses incurred while negotiating overseas business primarily in the Philippines, Sri Lanka and Pakistan. The Company is maintaining minimal staffing levels. Assuming that contract negotiations now underway are successfully concluded, it will be necessary to recruit additional staff to implement the contracts.

RESEARCH AND DEVELOPMENT. Research and development expenses increased $69,921 for the six month period to $184,669, up from $114,748 in the same period of 1999. Research and development expenses increased slightly for the three month period by $4,114 to $81,407 as compared to $77,293 in 1999. The Company has several water and solar products in various stages of research and development. The Company continues to develop its Solar Off-Grid Drip Irrigation System in conjunction with Rutgers University of New Jersey and has expanded this research to include "brackish" water for irrigation. These developments should contribute significantly to the Company's agricultural product offerings and revenues.

INCOME TAXES. The Company recognized no income tax expense for 2000, and 1999 to date. The Company has net operating loss carry-forwards resulting in a potential federal tax benefit to the Company as of January 1, 2000 of approximately $7.7 million. During 1999 the Company's application to the New Jersey Division of Taxation and the New Jersey Economic Development Authority to sell its State of New Jersey Corporate Operating Losses was approved. The new law was enacted January 1, 1999 and allows emerging technology companies involved in research and development the opportunity to sell their state loss carry-forwards and research and development credits to profitable companies in the state for not less than 75% of their net tax value. The Company was able to sell its Net Operating Losses for $475,285 in 1999 and has applied to sell its loss carry-forwards again in fiscal year 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents increased by $300,642 to $495,942 from December 31, 1999 to June 30, 2000. The net cash used in operating activities during this six month period in 2000 was $1,353,893 compared to $362,760 in 1999. The primary reasons for the consumption of cash in 2000 were to fund on-going operations and to pay down debt and accrued interest.

The Company's auditors have alleviated their going concern in their December 31, 1999 Annual Audit Report. The Company has taken action to improve their Balance Sheet which has resulted in a positive net worth as of March 31 and June 30, 2000. The Company has contacted debt holders regarding conversion of their debt into shares of common stock which resulted in approximately $1,057,668 of debt and accrued interest converted into equity. The Company has also raised $999,950 through a private sale of preferred stock and the Company continues to encourage its warrant holders to exercise their warrants which provided an additional $456,617. Cash provided by financing activities in the six months that ended June 30, 2000 was $1,777,248 compared to $380,850 in 1999.

SALE OF RESTRICTED SECURITIES DURING THE SECOND QUARTER 2000

The Company issued 710,997 restricted common stock shares for cash proceeds and debt conversions totaling $358,049. For the two quarters ending June 30, 2000, the Company has issued 2,994,991 restricted shares and for cash proceeds and debt conversions totaling $768,277.

THE YEAR 2000

The Company did not experience any problems relating to Year 2000 compliance.

Part 2. Item 1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereby duly authorized.

DATE: August 14, 2000                            WORLDWATER CORP.

By:   /s/ Quentin T. Kelly                       By: /s/ James S. Farrin
      -------------------------                      ---------------------------
      Quentin T. Kelly                               James S. Farrin
      Chairman & CEO                                 President/COO