Form 10QSB
period 2000-09-30
WORLDWATER CORP
filed 2000-11-14
CIK 811271

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB

                 [x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                            Yes X       No ____

 As of the close of business on November 10, 2000, there were 32,310,811 shares of the Registrant's Common Stock, $.001 par value, outstanding.

WORLDWATER CORP.

QUARTERLY REPORT ON FORM 10-QSB

Part I.

FINANCIAL INFORMATION                                                   Page No.
                                                                        --------
Item 1.      Condensed Consolidated Financial Statements                    3
             Condensed Consolidated Balance Sheets
             as of September 30, 2000 (Unaudited) and
             December 31, 1999 (Audited)

             Condensed Consolidated Statements of                           4
             Operations (Unaudited) for the three months ended September 30, 2000 and 1999 and for the nine months ended September 30, 2000 and 1999.

             Condensed Consolidated Statements of Cash                      5
             Flows (Unaudited) for the nine months ended
             September 30, 2000 and 1999

             Condensed Consolidated Statements of Stockholders'             6
             Equity (Unaudited) for the period January 1,
             2000 through September 30, 2000.

             Notes to the Condensed Consolidated                            7
             Financial Statements (Unaudited)

Item 2.      Management's Discussion and Analysis of                        8-10
             Financial Condition and Results of Operations

Part II. OTHER INFORMATION

Item 1       Signatures                                                     11

Item 2       Exhibit 27        Financial Data Schedule

                        WORLDWATER CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                    September 30, 2000 and December 31, 1999

       Assets                                                                    09/30/2000            12/31/1999
       ------                                                                    ----------            ----------
Current Assets:
    Cash                                                                        $    382,105          $    195,300
    Accounts receivable, net of allowance for
        doubtful accounts of $-0- in 2000 and 1999                                    60,432               162,061
    Inventory                                                                        139,236                81,537
    Prepaid expenses                                                                  20,627                   500
                                                                                ------------          ------------
       Total Current Assets                                                          602,400               439,398
                                                                                ------------          ------------
    Equipment and leasehold improvements, Net                                        154,546                37,787
    Deposits                                                                           8,492                 8,384
                                                                                ------------          ------------
       Total Assets                                                             $    765,438          $    485,569
                                                                                ============          ============
       Liabilities and Stockholders' Equity

Current Liabilities:
    Notes payable                                                               $     53,421          $    126,181
    Notes payable, related parties                                                    27,295               112,145
    Current maturities of long-term debt                                             155,500               757,736
    Current maturities of long-term debt, related parties                                 --                20,000
    Accounts payable                                                                 176,707               362,966
    Accrued interest                                                                  95,949               407,541
    Accrued salaries                                                                 118,950               191,500
    Other accrued expenses                                                            51,501                95,750
                                                                                ------------          ------------
       Total Current Liabilities                                                     679,323             2,073,819
                                                                                ------------          ------------
    Long-term debt                                                                        --               200,000
                                                                                ------------          ------------
       Total Liabilities                                                             679,323             2,273,819
                                                                                ------------          ------------
Stockholders' Equity:
    Preferred Stock 7% Convertible,$.01 par value; authorized
       10,000,000; issued and outstanding at September 30, 2000:
                   Series A  1,111,055 shares                                         11,111                    --
                   Series B  611,111 shares                                            6,111                    --
    Common stock, $.001 par value; authorized 50,000,000;
       issued and outstanding 32,219,311 and 27,125,854
       shares at September 30, 2000 and December 31, 1999, respectively               32,219                27,126
    Additional paid-in capital                                                    10,969,365             7,628,467
    Accumulated deficit                                                          (10,932,691)           (9,443,843)
                                                                                ------------          ------------
       Total Stockholders' Equity                                                     86,115            (1,788,250)
                                                                                ------------          ------------
       Total Liabilities and Stockholders' Equity                               $    765,438          $    485,569
                                                                                ============          ============

The Notes to Consolidated Financial Statements are an integral part of these statements.

                        WORLDWATER CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
             For the three months ended September 30, 2000 and 1999,
           and for the nine months ended September 30, 2000 and 1999

                                                                             3 Month                           9 Month
                                                                  9/30/2000         9/30/99           9/30/00         9/30/99
                                                                  ---------         -------           -------         -------
Revenue:
    Equipment sales                                              $     15,165    $     24,252      $     81,724    $    142,503
    Service                                                             3,663          58,653           120,506         212,472
                                                                 ------------    ------------      ------------    ------------
        Total Revenue                                                  18,828          82,905           202,230         354,975
                                                                 ------------    ------------      ------------    ------------
Cost of Goods Sold                                                     35,781          56,471           144,286         220,096
                                                                 ------------    ------------      ------------    ------------
Gross Profit                                                          (16,953)         26,434            57,944         134,879
                                                                 ------------    ------------      ------------    ------------
Operating Expenses:
    Research and development expense                                  103,940          69,656           288,609         184,404
    Marketing, general and administrative expenses                    471,081         233,416         1,272,713         647,462
                                                                 ------------    ------------      ------------    ------------
        Total Expenses                                                575,021         303,072         1,561,322         831,866
                                                                 ------------    ------------      ------------    ------------
Loss from Operations                                                 (591,974)       (276,638)       (1,503,378)       (696,987)
Other Expense (Income)
    Interest expense                                                    5,212          41,848            45,847         101,051
    Interest income                                                    (3,598)             --           (15,927)             --
    Other                                                              16,283         (40,634)          (44,450)        (43,850)
                                                                 ------------    ------------      ------------    ------------
        Total Other Expense (Income), Net                              17,897           1,214           (14,530)         57,201
                                                                 ------------    ------------      ------------    ------------
Net Loss                                                         $   (609,871)   $   (277,852)     $ (1,488,848)   $   (754,188)
                                                                 ============    ============      ============    ============
Net Loss per Common Share:                                       $      (0.02)   $      (0.01)     $      (0.05)   $      (0.03)
                                                                 ============    ============      ============    ============
Shares used in Per Share Calculation:
    Average                                                        32,167,729      21,966,720        30,400,418      22,492,193
                                                                 ============    ============      ============    ============

The Notes to Consolidated Financial Statements are an integral part of these statements.

                        WORLDWATER CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              For the nine months ended September 30, 2000 and 1999

                                                                                    2000                     1999
                                                                                    ----                     ----
Cash Flows from Operating Activities:
    Net loss                                                                    $(1,488,848)            $  (754,188)
    Adjustments to reconcile net loss to
       net cash used in operating activities:
           Depreciation                                                              13,500                  13,594
           Changes in assets and liabilities:
               Accounts receivable                                                  101,629                 (37,495)
               Inventory                                                             57,699                  17,505
               Prepaid expenses                                                      20,019                   2,894
               Accounts payable and accrued expenses                               (230,508)                (91,796)
               Accrued interest                                                    (203,271)                 80,995
               Accrued salaries                                                     (72,550)                (12,700)
               Advance to Affiliate                                                      --                 (25,000)
               Deferred Grant Research                                                   --                  37,495
                                                                                -----------             -----------
                   Net Cash Used in Operating Activities                         (1,802,330)               (768,696)
                                                                                -----------             -----------
Cash Flows from Investing Activities:
    Purchase of equipment and leasehold improvements                               (117,665)                 (3,889)
                                                                                -----------             -----------
                   Net Cash Used in Investing Activities                           (117,665)                 (3,889)
                                                                                -----------             -----------
Cash Flows from Financing Activities:
    Proceeds from issuance of notes payable                                              --                 487,564
    Payments on notes payable                                                      (157,610)               (200,405)
    Proceeds from exercise of warrants                                              486,617                  50,000
    Proceeds from issuance of stock                                               1,777,793                 525,323
                                                                                -----------             -----------
                   Net Cash Provided by Financing Activities                      2,106,800                 862,482
                                                                                -----------             -----------

Net Increase (Decrease) in Cash                                                     186,805                  89,897
Cash at Beginning of Year                                                           195,300                   4,162
                                                                                -----------             -----------

Cash at End of Third Quarter                                                    $   382,105             $    94,059
                                                                                ===========             ===========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                        WORLDWATER CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     For the Period Ended September 30, 2000

                                                                               Additional    Additional
                                                                                 Paid-In       Paid-In
                                     Common Stock            Preferred Stock     Capital       Capital    Accumulated
                                 Shares     Par Value     Shares    Par Value   (Common)     (Preferred)     Deficit       Total
                                 ------     ---------     ------    ---------   --------     -----------     -------       -----

Balance, December 31, 1999     27,125,854     27,126           --         --    7,628,467           --     (9,443,843)   (1,788,250)
Issuance of preferred stock
  for cash - Series A                                   1,111,055     11,111           --      988,839             --       999,950
Issuance of preferred stock
  for cash - Series B                                     611,111      6,111           --      543,889             --       550,000
Issuance of common stock
  for cash                        975,000        975           --         --      194,025           --             --       195,000
Issuance of common stock
  for warrants exercised        1,074,667      1,075           --         --      485,542           --             --       486,617
Debt and accrued interest
  converted to common stock     2,691,385      2,691           --         --    1,078,624           --             --     1,081,315
Issuance of common stock
  for services                     28,340         28           --         --       17,440           --             --        17,468
Issuance of common stock
  for options                     304,065        304           --         --       32,539           --             --        32,843
Issuance of common stock
  for WorldWater Inc. shares       20,000         20           --         --           --           --             --            20
Net loss                               --         --           --         --           --           --     (1,488,848)   (1,488,848)
                               ----------    -------   ----------    -------   ----------   ----------   ------------   -----------
Balance, September 30, 2000    32,219,311    $32,219    1,722,166    $17,222   $9,436,637   $1,532,728   $(10,932,691)  $    86,115
                               ==========    =======   ==========    =======   ==========   ==========   ============   ===========

The Notes to Consolidated Financial Statements are an integral part of these statements.

Part I. Item 1.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    BASIS OF PRESENTATION

      The accompanying condensed consolidated financial statements have been prepared by WorldWater Corp. (the "Company"), without audit, and reflect all adjustments (consisting only of normal and recurring adjustments and accruals) which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. These condensed financial statements should be read in conjunction with the financial statements and footnotes thereto included as an exhibit to the Company's form 10-KSB dated April 15, 2000, all previously filed with the Securities and Exchange Commission.

2.    NET LOSS PER SHARE

      Net loss per share for the nine months ended September 30, 2000 and 1999 is computed using the average number of common shares of stock outstanding during the period. Common stock equivalents are not considered in net loss per share because their effect would be anti-dilutive.

3.    CONVERSION OF DEBT

      During the nine months ended September 30, 2000, notes payable and accrued interest totaling $1,081,315 were converted into equity.

4.    REVENUE RECOGNITION

      Revenue from equipment sales is recognized when the product is shipped and title has passed. Revenue from time and material service contracts is recognized as the services are provided. During the nine months ended September 30, 2000, the Company has recognized $111,440 of a feasibility study conducted in the Philippines and funded by the U.S. Trade and Development Agency (USTDA). The total amount of the study is $235,000 of which $123,560 was realized in the fourth quarter of fiscal year 1999.

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

In mid-1997, the Company made its first production shipment of its proprietary products (to the Philippines) and has since begun limited operations in 16 emerging nations in Asia, Latin America and Africa. In June 2000, the Company received an order for $1.2 million from the Philippines to supply water to Municipalities on the Island Province of Cebu using the Company's proprietary solar water pumping systems. This initial order is part of an over-all program of the Cebu Rural Water and Sanitation Development Project. Shipments for the initial order are projected to begin in the fourth quarter of this year. The Company has also signed two contracts in Pakistan with the Cholistan Development Authority and Punjab Border Police which began shipments in the fourth quarter of this year.

RESULTS OF OPERATIONS

REVENUE. For the nine months ended September 30, 2000 revenue decreased to $202,230, from $354,975 in the same period of 1999 and decreased to $18,828 from $82,905 for the three months ended September 30, 2000 and 1999, respectively. The primary reason for the decrease in revenue is the grant received and realized in 1999 from the New Jersey Commission on Science and Technology in the amount of $249,967.

GROSS PROFIT. Gross profit of $57,944 was recognized for the nine months ended September 30, 2000, down from a profit of $134,879 for the same period in 1999. Gross profit for the three months ended September 30, 2000 was $(16,953) as compared to $26,434 for 1999. Cost of sales for the six months was $144,286, less than $220,096 from the previous period. Cost of sales for the three month period was $35,781 as compared to $56,471 for the same period in 1999. The operating loss was $1,503,378 for the nine months in 2000 compared to an operating loss of $696,987 for the same period in 1999. For the three months ended September 30, 2000 the operating loss was $591,974 as compared to $276,638 in 1999.

MARKETING, GENERAL AND ADMINISTRATIVE. Marketing, general and administrative expenses increased by $625,251 in the nine month period ending September 30, 2000 to $1,272,713, up from $647,462 in the same period of 1999. Marketing, general and administrative expenses increased $237,665 during the three month period to $471,081 as compared to $233,416 during the three month period in 1999. The increase is primarily due to commissions paid for the $999,950 Preferred Stock Placement, startup of the office in the Philippines and travel expenses incurred while negotiating overseas business primarily in the Philippines, Sri Lanka and Pakistan. The Company is maintaining minimal staffing levels. Assuming that contract negotiations now underway are successfully concluded, it will be necessary to recruit additional staff to implement the contracts.

RESEARCH AND DEVELOPMENT. Research and development expenses increased $104,205 for the nine month period to $288,609, up from $184,404 in the same period of 1999. Research and development expenses increased for the three month period by $34,284 to $103,940 as compared to $69,656 in 1999. The Company has several water and solar products in various stages of research and development. The Company continues to develop its Solar Off-Grid Drip Irrigation System in conjunction with Rutgers University of New Jersey and has expanded this research to include "brackish" water for irrigation. These developments should contribute significantly to the Company's agricultural product offerings and revenues.

INCOME TAXES. The Company recognized no income tax expense for 2000, and 1999 to date. The Company has net operating loss carry-forwards resulting in a potential federal tax benefit to the Company as of January 1, 2000 of approximately $7.7 million. During 1999 the Company's application to the New Jersey Division of Taxation and the New Jersey Economic Development Authority to sell its State of New Jersey Corporate Operating Losses was approved. The new law was enacted January 1, 1999 and allows emerging technology companies involved in research and development the opportunity to sell their state loss carry-forwards and research and development credits to profitable companies in the state for not less than 75% of their net tax value. The Company was able to sell its Net Operating Losses for $475,285 in 1999 and has been approved to sell its loss carry-forwards again in fiscal year 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents increased by $186,805 to $382,105 from December 31, 1999 to September 30, 2000. The net cash used in operating activities during this nine month period in 2000 was $1,802,330 compared to $768,696 in 1999. The primary reasons for the consumption of cash in 2000 were to fund on-going operations and to pay down debt and accrued interest.

The Company's auditors have alleviated their going concern in their December 31, 1999 Annual Audit Report. The Company has taken action to improve their Balance Sheet which has resulted in a positive net worth as of March 31 and continues through September 30, 2000. The Company has contacted debt holders regarding conversion of their debt into shares of common stock which resulted in approximately $1,081,315 of debt and accrued interest converted into equity. The Company has also raised $999,950 through a private sale of Series A preferred stock and $550,000 of Series B preferred stock. The Company continues to encourage its warrant holders to exercise their warrants which has provided an additional $486,617. Cash provided by financing activities in the nine months that ended September 30, 2000 was $2,106,800 compared to $862,482 in 1999.

SALE OF RESTRICTED SECURITIES DURING THE THIRD QUARTER 2000

The Company issued 231,000 restricted common stock shares for cash proceeds and debt conversions totaling $140,389. For the three quarters ending September 30, 2000, the Company has issued 3,666,385 restricted shares for cash proceeds and debt conversions totaling $1,262,203.

THE YEAR 2000

The Company has not experience any problems relating to Year 2000 compliance.

Part 2. Item 1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereby duly authorized.

DATE: November 10, 2000                              WORLDWATER CORP.

By: /s/ Quentin T. Kelly                             By: /s/ James S. Farrin
    --------------------                                 -------------------
    Quentin T. Kelly                                     James S. Farrin
    Chairman & CEO                                       President/COO