Form 10KSB
period 2000-12-31
WORLDWATER CORP
filed 2001-04-16
CIK 811271

FORM 10-KSB ANNUAL REPORT

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required) for the fiscal year ended December 31, 2000

                                WorldWater Corp.

Nevada                                            33-0123045

(State or other jurisdiction of                   (I.R.S. Identification Number)
Employer corporation or organization)

55 Route 31 South, Pennington, NJ                 08534

(Address of principal executive offices)          (Zip Code)

Issuers telephone number (609) 818-0700

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

Yes |X| No |_|

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part ll of this Form 10-KSB or any amendment to this form 10-KSB. |X|

The issuers revenue for its most recent fiscal year was $279,531.

On April 12, 2001 the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $10,442,762.

As of April 12, 2001 the Registrant had outstanding 32,706,461 shares of Common Stock and 1,722,166 shares of Preferred Stock.

                           FORM 10-KSB ANNUAL REPORT

Part l

Item 1. Description of Business

      WorldWater's mission is to be the leading provider of solar powered water supply and electricity for emerging nations throughout the world.

      WorldWater Corporation is a water and power solutions company providing new and powerful solar technology to developing nations throughout the world. The Company fills a major infrastructural void by acting as contractor, implementer, key equipment supplier and water/power manager for rural communities, delivering clean water from deep wells and rivers for drinking and irrigation. The proprietary AquaSafe(TM) and AquaMax2200(TM) PV water pumping and solar electric systems provide economical water supplies and electric power
- at less cost than competing systems and in areas where such power may otherwise not be available. There are literally millions of such targeted communities comprising WorldWater's international market. The Company's primary customers are developing countries which require non-traditional means of fulfilling their energy and water needs. The greatest potential for PV technology  is in  developing  countries  where  roughly 2 billion  people  lack electricity and water. Each year several billion dollars from various international, national and regional sources are spent on water and independent power projects within the emerging countries.

      WorldWater is unique in that it does not merely solicit and await tendered contracts from emerging market governments or international agencies, but actively initiates projects by proposing rural water and power solutions to key decision makers at the highest government levels. Once WorldWater obtains recognition and acceptance at the highest levels, project development meetings are held with international financing agency decision-makers and other national and local level officials. After financing is determined, engineering assessment, community preparation and equipment installation are effected, leading to completion of turnkey programs.

      The Company was incorporated in the state of Nevada on April 3, 1985 under the name of Golden Beverage Company. In April 1997, the Company entered into a reverse merger transaction with WorldWater, Inc., a Delaware corporation formed in January 1984. Since the merger transaction, the Company, under the name of WorldWater Corp., has been engaged exclusively in the solar/water power industry. In June of 2000, the Company shareholders voted to change the state of incorporation from Nevada to Delaware which should be in effect May 2001. The Company stock is publicly traded on the OTC Bulletin Board under the symbol WWAT.

      The Company maintains production, servicing and administration functions at its plant located at 55 Route 31 South in Pennington, New Jersey 08534.

(a)   Major Customers and Export Sales

      The Company's major customers continue to be national and regional Governments, their Ministries and Departments responsible for power and water. Prior to making a decision on specific country priorities, the Company introduced high visibility pilot projects in several countries to assess potential local opportunities. WorldWater currently has such projects operating in 17 Countries: The Philippines, Sri Lanka, Pakistan, Tanzania, Ethiopia, Somaliland, Djibouti, Cape Verde, South Africa, Egypt, Angola, Ecuador, Namibia, Haiti, Malawi, Uganda, and the USA. Country priorities are determined by the size of the potential opportunity and the Company's ability to implement water and renewable energy solutions in that market. Once the priority country decision has been made, WorldWater sets up an oversees market subsidiary or representation and establishes an appropriate local organization. The identified country priorities include:

                           FORM 10-KSB ANNUAL REPORT

      Philippines: The Company has been in the Philippines since 1997 when it delivered 25 solar pumps for installation by the National Irrigation Administration (NIA) under the directive of former President Fidel V. Ramos. All projects in the Philippines have received extensive media coverage ensuring that WorldWater's programs are well recognized. The Philippines represents a major opportunity for WorldWater. It's estimated that the public sector totals over $2 billion in market opportunity. In February 2000, WorldWater (Phils) Inc. was formed as a wholly owned subsidiary of WorldWater Holdings Inc. of Delaware, which is a holding company owned 100% by WorldWater Corp. The Philippine Company has an established and talented local management team who have identified several projects now in varying phases of development. The first phase of the first project, is to bring safe drinking water to 150 Municipalities in Cebu. This project was launched in November 1999 with a $235,000 U.S. Trade and
Development Agency (USTDA) supported feasibility study. The first two municipalities have recently issued an order to WorldWater for $1.2 million. This sum and funding of WorldWater systems for the remaining Municipalities are being negotiated with the Philippine National Bank (PNB), Development Bank of Philippines (DBP) and the Land Bank of Philippines. In addition, the Company is working on a project with the Cebu Electric Corporation (CEBECO) to supply rural electrification to approximately 75,000 households on the island of Cebu. The pilot project valued at $250,000 is estimated to start in June of 2001. WorldWater is also working with the Department of Agrarian Reform (DAR) on the Solar Power for Agrarian Reform Communities (SPARC) project to bring potable water, irrigation, and power to rural Mindanao. DAR will obtain a sovereign guarantee for the financing. The Director of the Foreign-Assisted projects Office has signed a letter of interest to accept WorldWater Corp.'s $50 million loan offer. This project is expected to be implemented in 2002. Another project is located in one of the most depressed provinces of the Philippines on the island of Sulu, where WorldWater is now in the process of conducting a pilot program to provide solar water pumping and electricity to 1200 persons. The second phase of this project is estimated to start in the Summer of 2001.

      Sri Lanka: WorldWater is currently bidding on a Tender Offer to supply clean drinking water and electrification for households in 250 fishing villages worth $17.33 million. The second phase of this project would be for 200 more villages in the Northeast Province worth $15 million. The third phase would be for the Port Authority worth $10 million. WorldWater is working with HSBC and the US ExIm Bank to secure 100% of the project financing. The Company also plans to provide power and water to 200,000 homes on privately held tea plantations. WorldWater has been in Sri Lanka since being invited by the Ministry of Fisheries and Aquatic Resources in February 1999 to demonstrate the AquaSafe water pumping system and SolPower systems for officials on the island. The success of that demonstration brought about WorldWater's bid on the current tender offer. In this bid, WorldWater has formed a Strategic Alliance with Siemens Solar Industries of the U.S.

      Pakistan: WorldWater has signed a $50 million Memorandum of Understanding with the Pakistan Government to use solar energy to bring water and electricity to rural Pakistan. The Ministry of Science and Technology has now acted on behalf of the federal government to implement this program in 25 communities. Eventually, some 30,000 communities are anticipated to be covered. The Company has established relationships with the highest government levels, including the current Chief Executive, General Pervez Musharraf. The Pakistan Government has created a fund to implement water and power projects. In view of the significant opportunities identified in Pakistan and the lack of competition, the Company has established WorldWater Pakistan (Pvt.) Ltd. and hired an experienced Chief Executive. Another project to be implemented is with the Cholistan Development Authority to combat the severe drought affecting that part of the world by supplying water for the people and 2,000,000 head of cattle in the Cholistan Desert. Parallel with that project, the Company is implementing another contract signed with the Border Police to supply AquaSafe pumps and SolPower lights for 300 outposts in the Cholistan Desert.

      Ethiopia: One contract for $600,000 was signed in February, 2001 to perform hydrogeological studies in one of the 9 states of the country, Oromia. WorldWater engineers and hydrogeologists expect to start the study in the second quarter of 2001. After completion in approximately 4 months, it is anticipated that the equipment phase of the project will be signed to install 500 solar pumps.

                           FORM 10-KSB ANNUAL REPORT

      Somalia: WorldWater has signed (October 2000) and is the authorized company to be the general contractor and to screen and advise on all infrastructural matters involving water and power for the new government of Somalia. In addition to supplying its own feasibility studies and the appropriate equipment for pumping water and lighting communities, the company will oversee bidding and general contracting activities, including civil engineering projects for the rehabilitation of Mogadishu. The newly elected government is raising funds from Islamic governments and financial institutions for the reconstruction of its country.

(b)   Products

Solar Water Systems

AquaSafe(TM)

AquaSafe(TM) photovoltaic (PV) pumping systems use a proprietary method of control to drive off-the-shelf AC motors from PV power. AC pumps are low-cost, require no maintenance and have a long track record of reliable service. AquaSafe(TM) systems for drinking water and livestock wells are engineered for depths to 1,000 feet (300m). Multi-stage stacked impeller submersible pumps give the flexibility of flow from 5 gallons/min (20 lpm) to 260 gallons/min (1,000 lpm). The pumps are sized to power 1 to 50 HP motors.

AquaMax2200(TM)

AquaMax2200(TM) high yield irrigation pumps take WorldWater's AquaSafe(TM) remote water pumping systems to unprecedented levels. For the first time, more than 2,000 gallons per minute of water for irrigation using pumps of 2 to 50 HP and up, can be powered with solar energy - anywhere there is sun. Irrigating fields in remote areas require no fuel costs, no need for regular maintenance, generate no noise and no pollution.

SmartCard(TM) Water Meter

The SmartCard(TM) water meter allows consumers to buy water with a pre-paid electronic SmartCard(TM). After each sale, the meter will deduct the charge and indicate the balance remaining on the card, which can be recharged at any local vendor site with additional cash payment. Designed to be tamper-proof, the meter discourages wasteful spillage. Revenue collected from the SmartCard(TM) is used to pay for the solar water system. Generally, after five years the community owns the system and has a source of income for the duration of the system's life, expected to exceed 20 years.

Solar Power(TM) Systems

SolPower(TM)PV power systems are designed for remote homes, health clinics, and village community centers. The systems produce electricity for lighting, TV, radio, computers and a host of other uses. The key market for this power system is in developing countries where those living outside major cities are not connected to the electrical grid system.

Solar Lighting

SolBrite(TM)

SolBrite(TM), WorldWater's solar charged portable lantern, can be used virtually anywhere. A PV module charges a high-quality, maintenance-free battery, located in the base of the unit, to illuminate a bright fluorescent light.

SolLite(TM)

SolLite(TM) WorldWater's solar light fixture, was developed by WorldWater engineers to meet the demands of the marketplace for an affordable light at half the price of the competition. SolLite(TM) also conserves energy using 25% less power while still achieving the same output.

SolarPal(TM)

Solar powered streetlights offer totally automated lighting without being connected to the grid. Energy-efficient, compact, fluorescent lights deliver the equivalent of incandescent floodlights.

                           FORM 10-KSB ANNUAL REPORT

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

      Over the long term, however, the rapid growth of the solar industry worldwide, doubling to more that $1.5 billion in the 1990's, is expected by energy economists to multiply again in worldwide revenues before the year 2005. Solar energy will command an ever-larger percentage of total world energy use and WorldWater solar products can be expected to participate in that growth.

      In addition, the need and price for water worldwide is growing annually. The United Nations officially estimates that $8 billion annually is currently spent in providing safe drinking water in developing countries, and that $100 billion will be required over the next 5 years. The problem of how to bring safe drinking water and electricity to the rural households in need can be solved with the use of WorldWater's proprietary solar technology. Solar energy is a plentiful resource that is well suited to the dispersed communities off the electrical grid. WorldWater is strongly positioned in both of these solar power and water markets. See Major Customers, Item 1(a), Description of Business for a discussion of the Company's efforts in some of the countries where the company is demonstrating viable sales activities and opportunities.

(d)   Market Size

      Over the last 15 years the photovoltaic (PV) industry has grown in revenues from $2 million to over $1.5 billion. Advances in PV technology and corresponding reduction in costs continue to fuel the increasing demand for PV power. As stated earlier, the greatest potential for PV technology is in developing countries where roughly 2 billion people lack electricity and water. Applications range from remote pumping, irrigation, telecommunications and lighting, to village size power production. Worldwide PV module shipments continue at an accelerating rate. Global shipments of PV modules have risen from 60 Megawatts in 1993 to more than 200 Megawatts in 1999.

      Formal reports and market analyses of the countries that WorldWater services are not available. However, based on estimates by UNDP and World Bank, to bring safe drinking water to the 2 billion people who are without access to safe drinking water and who are targeted for such access by the international financial agencies and national and regional Governments will cost approximately $50 per person, or $100 billion total. Although the national and international agencies obviously do not have such budgets, they are making concerted efforts to involve the private sector and all levels of national, regional and local governments to finance these top priority projects with the goal of achieving full coverage by the year 2004. These efforts include implementation of self-financing businesses similar to WorldWater's pending SmartCard programs.

      A similar size investment of $100 billion is needed to supply electricity. For example, the Company's analysis of the remote power market in the Philippines, where 28 of the 2800 inhabited islands have access to electricity, shows that a modest 10% penetration by solar power represents a market opportunity of about $1 billion. The Company has in place a strategy to convert these vast opportunities into sales.

                           FORM 10-KSB ANNUAL REPORT

(e)   Marketing Strategies

      As stated, WorldWater's strategic mission is to be the leading provider of solar powered water supply and electricity for emerging nations throughout the world.

      WorldWater is marketing the AquaSafe(TM) and AquaMax2200(TM) pumping systems and its other solar products worldwide to both institutional public and private markets.

      WorldWater is unique among its competition in that it does not merely solicit and await tendered contracts from emerging markets governments or international agencies, but actively initiates projects by proposing rural water and power solutions to key decision-makers at the highest government levels. The Company's founder and CEO/Chairman Quentin T. Kelly has established contacts with the highest level government executive and ministry officials in the Company's priority markets, including Philippines, Sri Lanka, Pakistan and Somalia.

      This "top down" water and power solution strategy is key for WorldWater and differentiates the Company from its competitors. Once WorldWater obtains recognition and acceptance at the highest levels, project development meetings are held with national and local level decision-makers. After the benefits of WorldWater's solar technology are made clear to officials, demonstrations and pilot programs are implemented. These field demonstrations give decision-makers a first hand look at how the systems operate and help to project the effectiveness of the Company's technology for large water and power schemes.

      WorldWater is also unique in that it is the only international company that provides a total solution to water and electricity needs by:

      Combining the two technological requirements of solar engineering and water engineering, thus enabling the Company to more effectively implement turnkey programs;

      Utilizing Company hydrogeologists to find water sources;

      Conducting site assessments for appropriately sized water pumping and electrical systems;

      Installing the Company's proprietary solar products;

      Focusing  on  community   preparation   and  capacity   building  for  the
technology; and

      Arranging 100% project financing.

      Most solar water projects are approached by large corporations as simply a means to sell solar panels and community preparation - if done at all - is accomplished by very small local companies. WorldWater's competitors have been unable to match the comprehensiveness of its programs.

      Another key marketing strategy is the utilization of strategic alliances. WorldWater, as a water and power solutions provider, is in an ideal position to partner with major international organizations to enhance its financing capabilities and with local organizations to enhance implementation.

      One such strategic alliance is with Siemens Solar Industries, the world's leading supplier of solar modules. A Memorandum of Understanding (MOU) with Siemens was signed in April 2000 to bid together for a major ($17 million) project to supply water and power to 250 fishing villages in Sri Lanka (see item 1(a) Major Customers). According to the agreement, Siemens Solar supplies solar panels and technical expertise and WorldWater provides its proprietary solar pumping technology, electronics and water engineering.

      WorldWater also works with local organizations in certain key markets. In the Philippines, WorldWater has partnered with Total Solutions Technology
(TSTI), a company that specializes in community preparation and implementation of solar projects. TSTI has implemented major solar programs in the Philippines with international financing from Australia and Japan.

                           FORM 10-KSB ANNUAL REPORT

      WorldWater has a long-standing relationship with the U.S. based Vincent Uhl Associates for hydrogeological studies. The two companies have successfully worked together in a number of markets. Mr. Uhl and his associates have located new groundwater sources in Asia, Africa, and the Americas.

      In addition to alliances with solar panel manufacturers, community preparation organizations, governmental agencies, and hydrogeologists, WorldWater also works closely with financial institutions such as private investment funds, the U.S. Trade & Development Agency, the Export-Import Bank, World Bank, USAID, and the Asian Development Bank. Given the recognized need for safe drinking water and power in emerging nations, organizations like these "earmark" funds for such projects in the form of loans, grants, or as guarantees to local banks for the purchase of WorldWater technology and management services.

      Domestically, WorldWater has worked closely with Rutgers university agro-engineers and Cumberland County College in developing solar drip irrigation systems for use in fresh and brackish water.

(f)   Research and Development

      Research and Development expenditures were $390,357 and $386,936 in 2000 and 1999, respectively. A key strategy of WorldWater is to continue developing innovative, cutting edge products to meet water and electricity need with proprietary solar technology. The Company holds a patent on the electronic brain controller (DC to AC converter) of the AquaSafe(TM) and AquaMax2200(TM) systems. In addition the company has a patent pending on the electronic "brain" which matches pump performances with available solar power input. Two new products were introduced this year - the WorldWater solar lantern (SolBrite(TM)) and the solar low-power fluorescent lights (see Item 1 (b) Products).

      Other new products under development include: solar water stations, solar drip irrigation systems, and solar brackish drip irrigation systems. The solar water stations will be a turnkey water system that will house in one central location all needed technology for the retail dispensing of safe drinking water to the local populace who will pay by custom WorldWater debit cards ("SmartCard"). The WorldWater solar drip irrigation system is in development in collaboration with Rutgers University agro-engineers. Comparisons were made between WorldWater's solar drip irrigation and diesel-powered irrigation to determine if solar was a technically and economically feasible option. Results have shown that solar actually outperformed diesel. Second tests have been completed to establish a sizing guideline to properly size the solar pump given the crop type, how much land is being irrigated, and the depth of the well. Concurrently, the solar drip irrigation system is being tested in the field in a joint venture with Cumberland County College for use with brackish water. Brackish water, a mixture of fresh and salt, is prevalent throughout most of the world.

(g)   Manufacturing

      Sub-contractors currently manufacture parts of the AquaSafe(TM) and AquaMax2200(TM) systems in the United States. WorldWater will continue to source materials worldwide, based on quality and cost considerations.

      In the future, when justified by marketing and production requirements, WorldWater intends to locate AquaSafe(TM) and AquaMax2200(TM) and other product assembly sites overseas. Joint venture discussions include proposed production in the Philippines and Pakistan (solar panel manufacturing facilities for production and sales of solar products). Such projects will leverage the capacity of WorldWater to obtain local permits, finance production and better market its products in many of the world's largest and most promising potential markets.

      Other prospective joint venture partners are seeking technical assistance from WorldWater for developing local manufacturing capability, particularly to produce the solar panels, with WorldWater shipping in the proprietary electronics.

                           FORM 10-KSB ANNUAL REPORT

(h)   Patents

      WorldWater has filed and been issued patents and continuations-in-part for its newly developed electronics systems and has filed for protections of its patents in certain key countries including the Philippines outside of the United States. Thomas McNulty, Sr. and Douglas Williams of WorldWater staff and Quentin
T. Kelly, Chairman and CEO, together with Princeton University engineers have been issued patents, all of which are assigned to WorldWater. The Company holds a patent on the electronic brain controller (DC to AC converter) of the AquaSafe(TM) and AquaMax2200(TM) systems. The Company also holds patent #5,163,821, the Solar Thermal Powered Water Pump. In addition the company has another patent pending on the electronic "brain" which matches pump performances with available solar power input.

(i)   Source and Availability of Raw Materials

      The Company's solar modules are composed of silicon and other photovoltaic materials. The chief suppliers of solar modules to WorldWater are Siemens Solar (see Item 1 (e) Marketing Strategy), BP Solar, Evergreen, AstroPower and Solarex, all based in the US.

(j)   Competitive Conditions Affecting the Company

      WorldWater Corp. products compete with both conventional and solar technologies that bring power to remote areas. The main competitive technologies are diesel or gasoline generators and electrical grid extension, which is very expensive.

      The cost of installing a solar pump is often less than the cost of grid extension. In addition, resulting on-going costs of grid electricity make the use of a solar pump even more financially attractive than buying and using a conventional electric pump. The cost of electric line extension, however, is usually subsidized by national governments and therefore the end user does not see the real cost. Electric distribution companies on the other hand are beginning to realize the financial unsustainability of the subsidized grid extensions and are starting to opt for solar pumps.

      The initial cost of acquiring a diesel pump is less expensive than the initial cost of a solar pump. However, the operations and maintenance cost of the diesel pump is very high; in remote areas, availability of fuel and spare parts is also unreliable. Therefore, when the financing hurdle of paying all the cost of a solar pump up front is removed, an end user can pay off the full cost of the solar pump in a few years by using the savings otherwise spent on operations and maintenance of the diesel pump.

      WorldWater's proprietary technology permits the use of "off-the-shelf" Alternate Current (AC) pumps opening a whole range of previously unavailable options for solar power. These AC pumps are widely available in countries throughout the world, allowing replacement pumps and parts to be supplied on a local basis. Other forms of solar powered photovoltaic (PV) pumping currently available use less reliable and durable Direct Current (DC) pumps or custom AC pumps which are more costly and not readily available in most developing countries.

      The Company believes that it has a strong lead in the markets it has developed. In many regions of the world competitive products are not available. In those markets where competition exists, the most commonly encountered competitor is Grundfos A/S of Denmark, a manufacturer of a large range of water pumps including a solar pump line. Their pumps run off a specially wound AC motor, which requires periodic maintenance and replacement. In addition to the fact that this specialty pumping equipment is significantly more expensive than the conventional AC pumps that WorldWater uses, field maintenance of these units has proven to be problematic. Grundfos units are also limited in capacity to about 4 kW. WorldWater systems can comfortably operate pumps 5 to 6 times that capacity.

                           FORM 10-KSB ANNUAL REPORT

      Aero-Environment of California has somewhat similar technology using AC pumps but they are limited in size to about 3 HP. Because their technical approach to the design of the power conditioning components, they do not have a viable approach to scale up the power without significant investments in money, people and time, which they have not done.

      There are a number of other solar pump companies including Solar Jack of the US, Sun Motor of Canada, Southern Cross of Australia, and Total Energie from Europe which produce DC powered pumps. Although DC pumps were the preferred choice in solar pumping technology 15 years ago, because of their higher efficiency compared to AC pumps in the very small (one to 2 HP) power range, field results have shown that their high initial cost, very high operations and maintenance costs, difficulty of field service and limited capacity make them unsuitable for large scale deployment today. The efficiencies of AC pumps used by WorldWater today, in the large size ranges required in the field, are generally better than DC pumps, without all the attendant deficiencies.

(k) Subsidiaries

      100% wholly owned by WorldWater Corp. --
         WorldWater, Inc.
         WorldWater Holdings Inc.
         WorldWater East Africa Ltd.
         WorldWater Pakistan (Pvt.), Ltd.
         WorldWater (Phils) Inc.

(l)   Government Regulations

      Compliance with federal, state, and local provisions regarding the production and discharge of materials into the environment is expected to have no effect on capital expenditures, earnings and competitive position. The Company has a program to comply fully with the U.S. Foreign Corrupt Practices Act.

(m)   Employees

      On December 31, 2000, the company employed fifteen people on a full-time basis. The company also hires consultants on an as-needed basis and has informal arrangements with two water consulting companies, the hydrogeological firm of Vincent Uhl Associates and Morehouse Engineering, specialists in water pumping and distribution and waste water treatment. WorldWater is developing a worldwide capability for installing and maintaining its line of products. In some cases this involves additional consulting contracts to evaluate local water usage requirements, find the needed water sources, drill the necessary wells and supply the desired water storage facilities. It may also involve training a local installation and servicing team and supplying assistance on an as-requested basis.

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

                           FORM 10-KSB ANNUAL REPORT

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

Item 4. Submission of Matters to a Vote of Security Holders

None

PART ll.

Item 5. Market for Common Equity and Related Stockholder Matters

(a)   Price Range of Common Stock.

WorldWater Corp.'s common stock is traded on the NASDAQ Electronic Bulletin Board and is listed on the national Association of Securities Dealers Automated Quotation System (NASDAQ) under the stock symbol "WWAT". High and low bid quotations are listed below:

                                           For the year ended December 31, 2000

                                                   HIGH            LOW

First Quarter ...........................         $1.75           $0.30
Second Quarter ..........................         $1.63           $0.60
Third Quarter ...........................         $1.03           $0.59
Fourth Quarter ..........................         $0.63           $0.34

(b)   Holders of Common Stock

As of April 12, 2001, the common stock price was $0.41 and there were approximately 770 shareholders of record for the Company's common stock. The number of record holders does not include holders whose securities are held in street name.

(c)   Dividends

The Company has not declared or paid, nor has it any intention to pay any cash dividends on its common stock in the foreseeable future.

(d)   Redemption Provisions of Preferred Stock

During 2000 the Company sold 1,111,055 shares of Series A and 611,111 Series B 7% three year Convertible Preferred Stock at $0.90 per share. The Series A Preferred Shares are callable at $1.80 if the market bid price remains over the call level for 20 days.

The Series B Preferred Stock proceeds are intended to be used by the Company for the initial operating requirements of WorldWater (Phils) Inc., the Philippine subsidiary wholly owned by WorldWater Corp. Therefore the conversion privilege is either into 10% of WorldWater (Phils) Inc. or into 611,111 shares of WorldWater Corp. stock.

The Company will pay 7% dividends annually on both the Series A and Series B Preferred Stock based on its per share value as determined by the Board of Directors based upon the results of operations and the financial condition of the Company.

                           FORM 10-KSB ANNUAL REPORT

SALES OF RESTRICTED SECURITIES DURING THE FOURTH QUARTER 2000

1. Warrants Exercised

      Two individuals exercised $0.50 Warrants totaling $7,500 for 15,000 shares.

2. Equity Investment

      One individual invested $5,000 in the Company by purchasing 25,000 shares at $0.20 per share.

Item 6. Management's Discussion and Analysis and Results of Operations

      Certain statements contained in Management's Discussion and Analysis, and elsewhere in this annual report, concerning the Company's outlook or future economic performance such as anticipated profitability, gross billings, commissions and fees, expenses or other financial items; and conditions of performance or other matters, are "forward looking statements" as that term is defined under the Federal Securities Laws. Forward looking statements are subject to risks, uncertainties, and other factors which would cause actual results to differ materially from those states in such statements. Such risks, uncertainties and factors include, but are not limited to, the following: (1) there can be no assurance that the Company will grow profitably or manage its growth, (2) risk associated with acquisitions, (3) competition, (4) the Company's quarterly results have fluctuated in the past and are expected to fluctuate in the future, (5) the loss of services of key individuals which could have a material adverse effect on the Company's business, financial condition or operating results, (6) risks associated with operating in emerging countries.

Background

      WorldWater Corporation is a water and power solutions company that provides proprietary solar pumping and lighting equipment, water management and engineering assessments, and project financing to governments and the private sector of emerging nations.

Results of Operations

Year Ended December 31, 2000 ("Fiscal 2000")
Compared to December 31, 1999 ("Fiscal 1999")

      The net revenues decreased to $279,531 from $526,924 in 1999 primarily due the lower amount of grant revenue, $120,506 in 2000 as compared to $373,527 in 1999. The Company continued to target its sales efforts towards large contracts and is involved in ongoing negotiations pending contracts with several countries (see Item 1(a) Major Customers).

      Cost of sales for the year was $247,710, which reflects the fixed overhead required to sell into an international market, while retaining experienced solar industry engineers.

      Research and Development expenses were $390,357 in 2000 compared to $386,936 in 1999, reflecting a continuing effort to introduce new technology and technological improvements into the Company's products (see Item 1(b) Products and Item 1(f) Research and Development) while maintaining expenses.

                           FORM 10-KSB ANNUAL REPORT

      Marketing, General and Administrative expenses were $1,578,582 in 2000, compared to $1,113,871 in 1999, an increase of 42%. A portion of the increase can be attributed to compensation expense allocated to Marketing, General and Administrative. This expense was incurred primarily to bring Officers salaries gradually in line with the current job market. Rent expense was also allocated entirely to Marketing, General and Administrative as compared to being partially distributed to Production overhead in previous years. Directors and Officers Liability Insurance was purchased in the year 2000 contributing to a $24,000 increase in insurance expense. Legal and accounting expenses increased approximately $20,000 primarily due to the incorporation of the subsidiary in the Philippines. Travel and telephone expenses also contributed to the increase as WorldWater employees traveled overseas to pursue financing and negotiate pending contracts.

      The Net Loss of $1,704,179 resulted partially from the marketing process of proposing, presenting and demonstrating the Company's new technology to appropriate officials of developing countries and the resultant lag time between agreements and annual budgeting (see item 1(a) and (c)). The Company's marketing efforts with its successful feasibility studies was not able to secure contracts in time to book revenues in 2000. Management continues to focus its efforts on those countries among the emerging nations which can assume financing arrangements offered through the Company's financing programs. Revenues are anticipated to begin in the second half of 2001, after the appropriate hydrogeological and feasibility studies are conducted, as a result of the contracts negotiated in 2000.

Liquidity and Capital Resources

      Net cash used by all activities in 2000 was $128,071 as compared to net cash provided in 1999 of $191,138. The cash used in operating activities was $1,897,726 compared to $834,504 in 1999. The increase in Marketing, General and Administrative expenses (see Results of Operations) and the paydown of accounts payable and some accrued salaries are the primary reasons for the increased consumption of cash. Accounts payable and other accrued expenses decreased $254,511 as compared to an increase of $33,409 in 1999. Accrued salaries decreased $72,550 as compared to $13,700 the previous year.

      Several debt holders converted their notes into common stock throughout the year resulting in approximately $1,106,500 of debt and accrued interest being converted. The Company was also able to raise approximately $465,000 from the exercise of Warrants. In March the Company sold 1,111,056 shares of 7% Convertible Preferred Stock Placement (Series A) through a private placement for $999,950 at the rate of $0.90 per share. In September another 7% Convertible Preferred Stock Placement (Series B) totaling 611,111 shares with an investment of $550,000 at the rate of $0.90 per share was placed. Also in 2000, an additional $200,000 was raised through a private equity placement.

      The Company paid no federal or state income taxes in 2000, and ended the year with a federal net operating loss carryforward of approximately $9,245,500.

     During 2000 the Company's application to the New Jersey Division of Taxation and the New Jersey Economic Development Authority to sell its State of New Jersey Corporate Net Operating Losses was approved. The new law was enacted January 1, 1999 and allows emerging technology companies involved in research and development the opportunity to sell their state loss carryforwards and research and development credits to profitable companies in the state for not less than 75% of their net tax value. The Company was able to sell its Net Operating Losses and Research and Development credits for approximately $164,000.

                           FORM 10-KSB ANNUAL REPORT

Item 7. Financial Statements

      The financial statements of the Company, including the notes thereto, together with the report of the independent public accountant thereon, are presented beginning at page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Name of Executive Officer          Age               Office

Quentin T. Kelly                    66               Chairman & CEO
James S. Farrin                     64               President & COO
Dr. Anand Rangarajan                51               Executive Vice President
Peter I. Ferguson                   57               Vice President
Terri Lyn Harris                    34               Vice President - Controller
Stephen A. Salvo                    51               Secretary

Name of Director                   Age               Term of Office
                                                       Commenced
Quentin T. Kelly                    66                    1984
Joseph Cygler                       65                    1993
Dr. Martin Beyer                    69                    1995
Dr. Russell Sturzebecker            83                    1997
Rolf Haefeli                        35                    1997
Dr. Davinder Sethi                  51                    1999

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

James S. Farrin replaced John Pell as President and Chief Operating Officer in June 2000. Mr. Farrin is former President of The Mennen Company, International Division. Under his leadership the Division doubled sales and quadrupled profit in four years. Mr. Farrin has extensive international experience in consumer packaged goods with Fortune 500 companies. He has lived and worked in nine overseas countries in seventeen years in Asia, Latin America and Europe. He is a graduate of Princeton University (BA) and Stanford University (MBA).

                           FORM 10-KSB ANNUAL REPORT

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

Peter I. Ferguson, Vice President, joined WorldWater in 1989. He previously served as a Vice President and general management executive and accountant for companies in New York and New Jersey. He graduated from Rutgers University in Accounting and Management.

Terri Lyn Harris, Vice President-Controller, joined WorldWater in 1999 after 3 years of consulting to the Company. She spent 10 years as the Controller for a publicly traded international manufacturing company. Ms. Harris is a graduate of Ursinus College and holds an MBA from Rider University.

Stephen A. Salvo is a founder and partner of Salvo, Russell, Fichter and Landau and is the Company's securities counsel.

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

Dr. Davinder Sethi, a Director of WorldWater, is an independent advisor and investor in the fields of information technologies and finance, with experience spanning academia, research, business and investment banking. Previously, he served as Director and Senior Advisor to Barclays de Zoete Wedd, advising global providers of information technologies.

                           FORM 10-KSB ANNUAL REPORT

Item 10. Executive Compensation

Quentin T. Kelly, President and CEO, had a contract for an annual salary of $42,000. However Mr. Kelly did not receive his full salary between during the years 1994 -1999 and has accrued salary payments of $39,750 outstanding at December 31, 2000. He did not receive any other compensation or stock options during the years 1995-1997 but did receive Incentive Stock Options totaling 37,975 shares for deferred salary in 1996.

Name and Principal Position     Year   Salary   Bonus   Other Annual   All Other
                                                        Compensation    (Prior)

Quentin T. Kelly                2000   $42,000   $0         $0          $35,250
                                1999   $42,000   $0         $0          $0
                                1998   $42,000   $0         $0          $0

Item 11. Security Ownership of certain Beneficial Owners and Management

The following tables set forth the number and percentage of the shares of the registrant's Common stock owned as of April 12, 2001 by all persons known to the registrant who own more than 5% of the outstanding number of such shares, by all directors of the registrant, and by all officers and directors of the registrant as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

Common Stock

                                           Number of Shares             Percent
Name                                       Beneficially Owned (1)       of Class

Quentin T. Kelly                                2,817,992                 8.7%
George S. Mennen Rev. Trust
  William G. Mennen IV, Trustee                 2,030,000                 6.3%
Joseph Cygler                                     584,300                 1.8%
Dr. Martin Beyer                                  193,000                 **
Dr. Russell Sturzebecker                          146,141                 **
Rolf Haefeli                                      504,978                 1.6%
Dr. Davinder Sethi                                100,000                 **

All Directors and Officers
as a group (10 total)                           4,830,661                14.9%

**Less than 1%

(1) For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares of Common Stock that such person has the right to acquire within 60 days of April 12, 2001. For purposes of computing the percentage of outstanding shares of Common Stock held by each person or group of persons named above, any security which such person or persons has or have the right to acquire within such a date is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except community property laws, the Company believes based on information supplied by such persons, that the persons named in this table have sole voting and investment power with respect to all shares of Common Stock which they beneficially own.

                           FORM 10-KSB ANNUAL REPORT

Item 12. Certain Relationships and Related Transactions

Included in notes payable and long-term debt at December 31, 2000 and 1999, are amounts payable to employees, directors and their immediate relatives as follows:

                                                   2000            1999
                                                   ----            ----

     Directors                                $   3,000       $   4,500
     Employees                                   38,000         110,645
     Immediate relatives                              0          17,000
                                              ---------       ---------
         Total                                $  41,000       $ 132,145
                                              =========       =========

The Company occupied space in 2000 and 1999 that is owned by its Chairman/CEO and leased this space on a month to month basis. The amount paid to the Chairman/CEO amounted to $30,000 in 2000 and 1999.

                           FORM 10-KSB ANNUAL REPORT

Part IV

Item 13. Exhibits List and Reports on Form 8-K

      None

Signatures

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WorldWater Corp.
(Registrant)

By: /s/ Quentin T. Kelly                                    Date: April 12, 2001
--------------------------------------
Quentin T. Kelly, Chairman/CEO

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                        Title                            Date

/s/ Quentin T. Kelly             Chairman/Chief Executive         April 12, 2001
---------------------------      Office
Quentin T. Kelly

/s/ Terri Lyn Harris             Vice President/Controller        April 12, 2001
---------------------------
Terri Lyn Harris

/s/  Dr. Martin Beyer            Director                         April 12, 2001
---------------------------
Dr. Martin Beyer

/s/ Russell Sturzebecker         Director                         April 12, 2001
---------------------------
Russell Sturzebecker

/s/ Joseph Cygler                Director                         April 12, 2001
---------------------------
Joseph Cygler

/s/ Rolf Haefeli                 Director                         April 12, 2001
---------------------------
Rolf Haefeli

/s/ Dr. Davinder Sethi           Director                         April 12, 2001
---------------------------
Dr. Davinder Sethi

                        WORLDWATER CORP. AND SUBSIDIARIES

                        Consolidated Financial Statements

                           December 31, 2000 and 1999

                        WORLDWATER CORP. AND SUBSIDIARIES

                           December 31, 2000 and 1999

                                Table of Contents

                                                                      Page
                                                                      ----

Independent Accountants' Report                                       F-2 - F-3

Financial Statements:

    Consolidated Balance Sheet                                        F-4

    Consolidated Statement of Operations                              F-5

    Consolidated Statement of Stockholders' Deficiency                F-6

    Consolidated Statement of Cash Flows                              F-7

    Notes to Consolidated Financial Statements                        F-8 - F-23

                         Independent Accountants' Report

To The Board of Directors and Shareholders,
WorldWater Corp:

We have audited the accompanying consolidated balance sheet of WorldWater Corp. and subsidiaries as of December 31, 2000 and the related consolidated statements of operations, stockholders' deficiency and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the financials statements of WorldWater (Phils.), Inc., a wholly-owned subsidiary, which statements reflect total assets and revenues constituting 19 percent and 0 percent, respectively, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amount included for WorldWater (Phils.), Inc., is based solely on the report of other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provided a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WorldWater Corp. and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters and future operations are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Civale, Silvestri, Alfieri, Martin & Higgins, LLC
Mercerville, New Jersey
April 12, 2001

                         Independent Accountants' Report

To The Board of Directors and Shareholders,
WorldWater Corp:

We have audited the accompanying consolidated balance sheet of WorldWater Corp. and subsidiaries as of December 31, 1999 and the related consolidated statements of operations, stockholders' deficiency and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WorldWater Corp. and subsidiaries as of December 31, 1999 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

DeAngelis & Higgins, LLC
Cranbury, New Jersey
April 11, 2000

                        WORLDWATER CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                           December 31, 2000 and 1999

       Assets                                                            2000           1999
                                                                         ----           ----

Current Assets:
    Cash                                                          $     67,229    $    195,300
    Accounts receivable, net of allowance for
        doubtful accounts of $10,000 in 2000 and $0 in 1999            106,313         162,061
    Inventory                                                           88,707          81,537
    Prepaid expenses                                                     6,654             500
                                                                  ------------    ------------
       Total Current Assets                                            268,903         439,398
    Equipment and leasehold improvements, Net                          158,123          37,787
    Deposits                                                            14,273           8,384
                                                                  ------------    ------------
       Total Assets                                               $    441,299    $    485,569
                                                                  ============    ============

       Liabilities and Stockholders' (Deficiency)

Current Liabilities:
    Line of Credit                                                $     50,388    $         --
    Notes payable                                                        7,000         126,181
    Notes payable, related parties                                      41,000         112,145
    Current maturities of long-term debt                               163,480         757,736
    Current maturities of long-term debt, related parties                   --          20,000
    Accounts payable                                                   161,040         362,966
    Accrued interest                                                    89,842         407,541
    Accrued salaries                                                   118,950         191,500
    Customer deposits                                                   14,446              --
    Other accrued expenses                                              28,719          95,750
                                                                  ------------    ------------
       Total Current Liabilities                                       674,865       2,073,819
    Long-term debt                                                      20,480         200,000
                                                                  ------------    ------------
       Total Liabilities                                               695,345       2,273,819
                                                                  ------------    ------------
Stockholders' Equity (Deficiency):
    Preferred Stock, 7% Convertible, $.01 par value; authorized
       10,000,000; issued and outstanding at December 31, 2000:
                 Series A  1,111,055 shares                             11,111              --
                 Series B  611,111 shares                                6,111              --
    Common stock, $.001 par value; authorized 50,000,000;
       issued and outstanding 32,330,811 and 27,125,854
       shares at December 31, 2000 and 1999, respectively               32,331          27,126
    Additional paid-in capital                                      10,844,423       7,628,467
    Accumulated deficit                                            (11,148,022)     (9,443,843)
                                                                  ------------    ------------
       Total Stockholders' (Deficiency)                               (254,046)     (1,788,250)
                                                                  ------------    ------------
       Total Liabilities and Stockholders' (Deficiency)           $    441,299    $    485,569
                                                                  ============    ============

               The Notes to Consolidated Financial Statements are
                     an integral part of these statements.

                        WORLDWATER CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                   For the years ended December 2000 and 1999

                                                       2000          1999
                                                       ----          ----
Revenue:
    Equipment sales                             $    159,025    $    153,397
    Technology Grant                                      --         249,967
    Service Grant                                    120,506         123,560
                                                ------------    ------------
        Total Revenue                                279,531         526,924
                                                ------------    ------------
Cost of Goods Sold                                   247,710         251,717
                                                ------------    ------------
Gross Profit                                          31,821         275,207
                                                ------------    ------------
Operating Expenses:
    Research and development expense                 390,357         386,936
    Marketing, general and administrative
      expenses                                     1,578,582       1,113,871
                                                ------------    ------------
        Total Expenses                             1,968,939       1,500,807
                                                ============    ============
Loss from Operations                              (1,937,118)     (1,225,600)
                                                ------------    ------------
Other Expense (Income)
    Interest expense                                  42,025         108,058
    Loss on sale of marketable securities                 --          32,500
    Interest income                                  (18,008)           (731)
    Foreign exchange gain                             (7,678)             --
    Other                                             29,381         (52,824)
                                                ------------    ------------
        Total Other Expense, Net                      45,720          87,003
                                                ------------    ------------
Net loss before income taxes and extraordinary
  item                                            (1,982,838)     (1,312,603)
Benefit for income taxes                             163,887         475,285
                                                ------------    ------------
Net loss before extraordinary item                (1,818,951)       (837,318)
                                                ------------    ------------
Extraordinary Item
    Gain on extinguishment of debt                   114,772          50,000
                                                ------------    ------------

Net Loss Applicable to Common Stockholders      $ (1,704,179)   $   (787,318)
                                                ------------    ------------

Net Loss Applicable per Common Share:
     Basic                                      $      (0.06)   $      (0.03)
                                                ============    ============
     Diluted                                    $      (0.06)   $      (0.03)
                                                ============    ============

Shares used in Per Share Calculation:
     Basic                                        30,783,796      25,703,423
                                                ============    ============
     Diluted                                      30,783,796      25,703,423
                                                ============    ============

               The Notes to Consolidated Financial Statements are
                     an integral part of these statements.

                        WORLDWATER CORP. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                 For the years ended December 31, 2000 and 1999

                                                                         Additional Additional  Accumulated
                                                                           Paid-In   Paid-In      Other
                                  Common Stock         Preferred Stock     Capital   Capital      Income  Comprehensive  Accumulated
                               Shares    Par Value    Shares  Par Value   (Common) (Preferred)    (Loss)     Deficit       Total
                               ------    ---------    ------  ---------   -------- -----------    ------     -------       -----
Balance, December 31, 1998    21,984,904  $21,985        --        --   $6,576,591          --  ($20,625)  ($8,656,525) ($2,078,574)
Issuance of common stock
  for cash                     3,346,806    3,347        --        --      721,667          --        --            --      725,014
Issuance of common stock
  for warrants exercised         284,000      284        --        --       54,816          --        --            --       55,100
Debt and accrued interest
  converted to common stock    1,357,397    1,357        --        --      211,043          --        --            --      212,400
Issuance of common stock
  for settlement of asserted
  claims                          15,000       15        --        --        5,985          --        --            --        6,000
Contributed services                  --       --        --        --       20,000          --        --            --       20,000
Issuance of common stock
  for services                   137,747      138        --        --       38,365          --        --            --       38,503
Net loss                              --       --        --        --           --          --    20,625      (787,318)    (766,693)
                              ----------  ------- ---------   -------   ----------  ----------  --------  ------------    ---------
Balance, December 31, 1999    27,125,854   27,126        --        --    7,628,467          --        --    (9,443,843)  (1,788,250)
Issuance of preferred stock
  for cash - Series A                             1,111,055    11,111           --     988,839        --            --      999,950
Issuance of preferred stock
  for cash - Series B                               611,111     6,111           --     543,889        --            --      550,000
Private placement issuance
  costs                               --       --        --        --      (10,000)   (150,000)       --            --     (160,000)
Issuance of common stock
  for cash                     1,000,000    1,000        --        --      199,000          --        --            --      200,000
Issuance of common stock
  for warrants exercised       1,023,667    1,024        --        --      464,117          --        --            --      465,141
Debt and accrued interest
  converted to common stock    2,757,385    2,757        --        --    1,103,745          --        --            --    1,106,502
Issuance of common stock
  for services                    28,340       28        --        --       23,993          --        --            --       24,021
Issuance of common stock
  for options                    338,065      338        --        --       39,423          --        --            --       39,761
Issuance of options for
  services                            --       --        --        --       12,950          --        --            --       12,950
Issuance of common stock
  for WorldWater Inc. shares      57,500       58        --        --           --          --                      --           58
Net loss                              --       --        --        --           --          --        --    (1,704,179)  (1,704,179)
                              ----------  ------- ---------   -------   ----------  ----------  --------  ------------    ---------
Balance, December 31, 2000    32,330,811  $32,331 1,722,166   $17,222   $9,461,695  $1,382,728  $     --  ($11,148,022)   ($254,046)
                              ==========  ======= =========   =======   ==========  ==========  ========  ============    =========

               The Notes to Consolidated Financial Statements are
                     an integral part of these statements.

                        WORLDWATER CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 For the years ended December 31, 2000 and 1999

                                                             2000         1999
                                                             ----         ----
Cash Flows from Operating Activities:
    Net loss                                            $(1,704,179) $ (787,318)
    Adjustments to reconcile net loss to
       net cash used in operating activities:
           Depreciation                                      36,077      17,187
           Loss on marketable security                           --      32,500
           Gain on extinguishment of debt                        --     (50,000)
           Issuance of options for service                   12,950          --
           Issuance of stock for service                     24,021          --
           Allowance for doubtful accounts                   10,000          --
           Changes in assets and liabilities:
               Accounts receivable                           45,748    (162,061)
               Inventory                                     (7,170)     15,932
               Prepaid expenses                              (6,154)      4,835
               Accounts payable and accrued expenses       (254,511)     33,409
               Accrued interest                              18,042      74,712
               Accrued salaries                             (72,550)    (13,700)
                                                        -----------  ----------
                   Net Cash Used in Operating
                     Activities                          (1,897,726)   (834,504)
                                                        -----------  ----------

Cash Flows from Investing Activities:
    Purchase of equipment and leasehold improvements       (156,413)     (6,706)
    Increase in deposits                                     (5,889)         --
                                                        -----------  ----------
                   Net Cash Used in Investing
                     Activities                            (162,302)     (6,706)
                                                        -----------  ----------

Cash Flows from Financing Activities:
    Proceeds from issuance of long-term debt                 28,460     200,000
    Payments on long-term debt                             (115,500)    (89,414)
    Proceeds from issuance of notes payable                  70,388     400,345
    Payments on notes payable                              (146,301)   (535,600)
    Proceeds from issuance of common stock                  704,960   1,057,017
    Private placement issuance costs                       (160,000)         --
    Proceeds from issuance of preferred stock             1,549,950          --
                                                        -----------  ----------
                   Net Cash Provided by Financing
                     Activities                           1,931,957   1,032,348
                                                        -----------  ----------

Net Increase (Decrease) in Cash                            (128,071)    191,138
Cash and cash equivalents at Beginning of Year              195,300       4,162
                                                        -----------  ----------

Cash and cash equivalents at End of Year                $    67,229  $  195,300
                                                        ===========  ==========

               The Notes to Consolidated Financial Statements are
                     an integral part of these statements.

                         WORLDWATER CORP. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

(1)   Formation of the Company

      WorldWater Corp. ("Company") was incorporated in the State of Nevada on April 3, 1985 under the name Golden Beverage Company ("Golden"). In April 1997, the Company completed a reverse acquisition with WorldWater, Inc., a Delaware corporation formed in January 1984 and changed its name to WorldWater Corp. in June 1997. Pursuant to the acquisition agreement, the Company issued on a share-for-share basis 8,141,126 post-reverse split shares of Golden $0.001 par value voting common stock for 8,141,126 shares of WorldWater, Inc. $0.001 par value voting common stock, which equaled eighty percent (80%) of all WorldWater, Inc. issued and outstanding common stock. The remaining shareholders were offered one share of the Company's common stock for one share of WorldWater, Inc.'s common stock and are reflected as issued and outstanding common stock of the Company. Holders of approximately ninety-one percent (91%) of WorldWater, Inc.'s common stock agreed to the stock exchange and tendered their shares.

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

      Preferred Stock

      Preferred stock refers to the $0.01 par value preferred stock as designated in the company's Certificate of Incorporation.

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

      New Accounting Standards

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

                         WORLDWATER CORP. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

      New Accounting Standards (continued)

      In June 16, 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This standard is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financials position and measure instruments at fair value. The Company is currently evaluating the impact of this pronouncement and does not believe adoption of SFAS No. 133 will have a material impact on the Company's financial statements.

(3)   Going Concern

      These consolidated financials are presented on the basis that the Company will continue as a going concern. The going concern concept contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company's working capital deficit and stockholder's deficiency raises substantial doubt about the Company's ability to continue as a going concern. Management continues to raise capital through the sale of common stock and additional borrowings. In addition, management is continuing to market their products to developing countries and has contracts in the final stages of financial closure. However, there can be no assurances that the company will be successful in these efforts. The consolidated financial statements do not include any adjustments that might result from the outcome of this going concern uncertainty.

(4)   Equipment and Leasehold improvements

      Equipment and leasehold improvements consist of the following at December 31:

                                                            2000          1999
                                                            ----          ----

Computers                                                 $ 30,117      $ 24,633
Office furniture and equipment                              95,560        37,531
Test and assembly fixtures                                  33,550        33,550
Vehicles                                                    92,900         7,721
Leasehold improvements                                       8,123         8,123
                                                          --------      --------
                                                           260,249       111,558
Less: Accumulated depreciation                             102,126        73,771
                                                          --------      --------
Equipment and leasehold improvements, net                 $158,123      $ 37,787
                                                          ========      ========

                         WORLDWATER CORP. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

(5)   Notes Payable

      The Company has outstanding several notes payable in the aggregate amounts of $48,000 and $238,326 at December 31, 2000 and 1999, respectively. The effective interest rates on these notes range from 0.00% to 10%. All outstanding notes payable are unsecured.

(6)   Line of Credit

      The Company entered in to a $50,000 Line of Credit with PNC Bank in July of 2000 with the personal guaranty of the Chairman/CEO. The interest rate is 10.5% per annum the interest payment is paid monthly. As of December 31, 2000 the balance due on the Line of Credit was $50,388.

(7)   Long-Term Debt

      Long-term debt consist of the
      following at December 31:                           2000             1999
                                                          ----             ----
      Loans payable to individuals, with
      no stated interest rate or
      maturity date. These
      uncollateralized notes are
      convertible at the rate of $0.495
      per common share for 106,060
      shares of common stock. These
      loans mature at a date six months
      after the closing of the Company's
      first public offering.                            $52,500          $53,500

      Loan payable to an individual
      dated October 14, 1992, with an
      original maturity date of October
      14, 1997, bearing interest at 8.00
      percent per annum. The loan is
      uncollateralized. Payment of
      principal and accrued interest
      were due at maturity. The loan is
      convertible at the option of the
      holder at the rate of $0.40 per
      share for a total conversion
      amount of 125,000 shares of common
      stock.                                             50,000           50,000

      Loan payable to an Investment
      Trust, dated September 28, 1994,
      maturing March 31, 1998, bearing
      interest at 9.00 percent per
      annum. The loan is collateralized
      by inventory and accounts
      receivable. Payment of principal
      and interest were due at maturity.                     --          133,236

                         WORLDWATER CORP. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

(7)   Long-Term Debt (continued)

                                                          2000             1999
                                                          ----             ----

      Balance Carryforward                            $ 102,500         $236,736

      Loans payable to individuals dated
      June 28, 1995 through May 30,
      1996. The loans are due upon
      demand and bear interest at 10
      percent per annum. The loans are
      uncollateralized and are
      convertible at the option of the
      holder at the rate of $0.50 per
      common share.                                          --          250,000

      Loans payable to individuals dated
      July 17, 1995 through February 25,
      1997. The loans are due upon
      demand and bear interest at 10
      percent per annum. The loans are
      uncollateralized and are
      convertible at the option of the
      holder at the rate of $0.50 per
      common share for 106,000 shares of
      common stock. In addition, all
      holders were granted 602,965
      warrants for the purchase of
      common stock at the price of $0.60
      per share.                                         53,000          291,000

                         WORLDWATER CORP. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

(7)   Long-Term Debt (continued)

                                                          2000             1999
                                                          ----             ----

      Balance Carryforward                             $155,500         $777,736

      Loans payable to certain
      institutions collateralized by
      autos with a net book value of
      approximately $31,500 payable in
      monthly installments of
      approximately $800.                                28,460               --

      Notes payable to an individual
      dated September 24, 1999 Maturing
      on September 23, 2002, bearing
      interest at 8.00 Percent per
      annum. Payment of principal and
      interest due At maturity. The
      uncollateralized note is
      convertible at The sole option of
      the holder at the rate of $0.50
      per share For a total conversion
      amount of 400,000 shares of common
      Stock. The loan holder was granted
      a three year warrant for The
      purchase of shares of common stock
      at the price of $0.75 per share.                       --          200,000
                                                       --------         --------

      Total                                            $183,960         $977,737

      Less current maturities                           163,480          777,737
                                                       --------         --------

      Total long-term debt                             $ 20,480         $200,000
                                                       ========         ========

      The current maturities of long-term
      debt are $11,245 and $9,235 in 2001.

(8)   Income Taxes

      The components of income tax expense (benefit) are as follows:

                                                         2000            1999
                                                         ----            ----
      Federal:
         Current                                       $      --      $      --
         Deferred                                             --             --

                                                       $      --      $      --
                                                       =========      =========

      State:
        Current                                        $(163,887)     $(475,285)
        Deferred                                              --             --
                                                       ---------      ---------

                                                       $(163,887)     $(475,285)
                                                       =========      =========

                         WORLDWATER CORP. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

(8)   Income Taxes (continued)

      Total income tax benefit for the years ended is different from the amount computed by multiplying total loss before income taxes by the statutory Federal income tax rate of 34%.

      The reason for this difference and the related tax effects are as follows:

                                                     2000        1999
                                                     ----        ----

      Expected tax benefit at 34%                  $633,821   $ 429,285
      State tax benefit before allowance           (406,824)     75,000

      Officer life insurance                             --       4,420

      Change in deferred tax valuation allowance    222,997     508,705
      Sale of state net operating loss and
        Research & Development credit              (163,887)   (475,285)
                                                   --------  ----------
         Income tax benefit                       ($163,887) $ (475,285)
                                                   ========  ==========


      The tax effect of significant items comprising the Company's deferred tax asset are as follows:

                                                    2000        1999
                                                    ----        ----

            Net operating losses carryforwards   $4,252,458  $3,507,905
            Valuation allowance                   4,252,458   3,507,905
                                                 ----------  ----------

            Net deferred tax asset               $       --  $       --
                                                 ==========  ==========

                         WORLDWATER CORP. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

(8)   Income Taxes (continued)

      At December 31, 2000,  the Company had net  operating  loss  carryforwards
      (NOL) and research and development credits which may be available to offset future Federal and state taxable income, if any and will expire as follows:

                                  Net Operating Loss            Research and Development
         Year Expiring              Carryforwards                      Tax Credits
      Federal     State        Federal           State            Federal        State
      -------     -----        -------           -----            -------        -----
      2001           --            27,481            --               --            --
      2002           --            14,778            --               --            --
      2003           --            29,505            --               --            --
      2004           --            95,302            --               --            --
      2005           --            94,557            --               --            --
      2006           --           402,684            --               --            --
      2007           --           251,079            --               --            --
      2008           --           641,341            --               --            --
      2009         2001           887,929            --           19,646            --
      2010         2002           912,453            --           15,207            --
      2011         2003           981,193            --           15,387            --
      2012         2004         1,263,193            --           12,923            --
      2013         2005         1,337,702        69,867           20,398            --
      2014         2006           660,000            --           16,100            --
      2015         2007         1,646,357     1,646,357           14,350        10,630

      In 2000, the Company applied and was eligible to participate in the State of New Jersey's Technology Tax Certificate Transfer Program. This program allowed the Company to sell a portion of its authorized state net operating loss and New Jersey research and development tax credits. The Company was able to sell $1,337,757 of its state net operating loss and $76,221 of its research and development tax credit and received a tax benefit of $163,887.

      The Tax Reform Act of 1986 (the "Act") provides for a limitation on the annual use of NOL and research and development tax credit carryforwards that could significantly limit the Company's ability to utilize these carryforwards. The Company has experiences and expects in the foreseeable future anticipated financing. Accordingly, because tax laws limit the time during which these carryforwards may be applied against future taxes, the Company may not be able to take full advantage of the attributes for Federal and state income tax purposes.

                         WORLDWATER CORP. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

(9)   Stock-Based Compensation Plans

      The Company provides a stock option plan, for the granting of incentive stock options to key employees, directors, officers, key consultants, and advisor to the Company. The Company may grant up to 2,780,000 shares, with an option term not to exceed ten years.

      Effective January 1999, the Board of Directors approved a reduction in the exercise price on the 493,931 Incentive Stock Options awarded as of December 31, 1998.

      The following summarizes stock options activity and related information:

                                                     Weighted-
                                                      average       Weighted-
                          Exercise                   remaining       average
                          price per        Share    contractual   exercise price
                           Shares         Options   life (years)    per share
                           ------         -------   ------------    ---------
Balance, December 31, 1998  .15           493,931
         Granted            .15-.26       498,373
         Cancelled          .15           (18,000)
         Exercised          .15           (34,000)
                                        ---------

Balance, December 31, 1999  .15-.26       940,304
         Granted            .25-1.00      775,200
         Cancelled          .74            (8,400)
         Exercised          .15          (329,635)
                                        ---------

Balance, December 31, 2000  .15-1.00    1,414,161
                                        =========

Options outstanding as of
      December 31, 2000:    .15           448,365        8           $   .15
                            .25            31,000        8.75            .25
                            .30            50,000        1.75            .30
                            .32           524,000        6.95            .32
                            .26-.38        12,000        8.75            .37
                            .45           112,000        4.75            .45
                            .53-.57       114,396        2.15            .57
                            .59-.63       110,400        9.67            .59
                             1.00          12,000        9.32           1.00
                             ----       ---------                    -------
Balance, December 31, 2000  .15-1.00    1,414,161        6.85        $   .32
                                                                     =======

Options exercisable as of
 December 31, 2000:         .15           448,365                        .15
                            .25            31,000                        .25
                            .30            50,000                        .30
                            .32           524,000                        .32
                            .36-.38        12,000                        .37
                            .45           102,000                        .45
                            .53-.57       102,396                        .57
                            .59-.63        37,800                        .59
                           1.00             8,000                       1.00
                                        ---------                    -------
                                        1,315,561                     $  .30
                                        =========                     ======

      The Company adopted the provisions of Financial Accounting Standards No 123, "Accounting for Stock-Based Compensation," that calls for companies to measure Stock compensation expense based on the fair value method of accounting. However, as allowed by the Statement, the Company elected the continued use of Accounting Principles Board (APB) Opinion 25, "Accounting for Stock Issued to Employees," with pro forma disclosure of net income and earnings (loss) per share determined as if the fair value method had been applied in measuring compensation costs. Had the fair value method been applied, the impact on net loss per share for the years ended December 31, 2000 was approximately $8,000 and was immaterial in 1999.

                         WORLDWATER CORP. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

(10)  Warrants

      The Company accounts for transactions with non-employees, in which goods or services are the consideration received for the issuance of equity instruments under the fair value based method.

      At December 31, 2000, warrants to purchase 5,241,553 common shares are outstanding; 771,100 warrants exercisable during the year 2001, with a strike price of $0.25 - $0.60, 2,170,395 warrants exercisable during the year 2002, with a strike price of $0.10 - $0.75, 2,300,058 warrants exercisable during the year 2003, with a strike price of $0.20 - $1.20.

(11)  Convertible Preferred Stock

      During 2000 the Company sold 1,111,055 shares of Series A and 611,111 shares of Series B 7% three year Convertible Preferred Stock at $0.90 per share. The Series A Preferred Shares are callable at $1.80 if the market bid price remains over the call level for 20 days.

      The Series B Preferred Stock proceeds are intended to be used by the Company for the initial operating requirements of WorldWater (Phils) Inc., the Philippine subsidiary wholly owned by WorldWater Corp. Therefore the conversion privilege is either into 10% of WorldWater (Phils) Inc. or into 611,111 shares of WorldWater Corp. common stock.

      The Company will pay 7% dividends annually on both the Series A and Series B Preferred Stock as determined by the Board of Directors based upon the results of operations and the financial condition of the Company.

(12)  Employment and Consultant Agreements

      On June 8, 2000, the Company entered into a one-year employment agreement with the President/Chief Operating Officer ("COO"). Compensation under the agreement is $72,000. The agreement also provides, ten-year Incentive Stock Options (ISO) to purchase 100,000 shares of the Company's common stock at $0.32 (fifty cents) per share. The ISO vest monthly during employment in equal installments of 8,333 shares per month. The agreement provides a covenant not to disclose any proprietary information.

      The  Company  has  employment   agreements  with  the  Chairman  and  Vice
      Presidents. Aggregate compensation under these agreements are $114,000.

      The Company has unpaid salaries of $118,950 which have been deferred by the officers as of December 31, 2000.

      The Company has agreements effective through December 31, 2005 with its Chairman and a senior executive which provides for an incentive fee of up to five percent (5%) on revenues earned by the Company with an annual cap of $250,000 per individual. The Company incurred incentive fee expenses of $-0- and $500 in 2000 and 1999, respectively.

                         WORLDWATER CORP. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

(13)  Technology Grant

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

(14)  Feasibility Study

      During 1999, the Company entered into a contract in the amount of $235,470 with the Department of the Interior to prepare a feasibility study on the installation of community water supplies using solar electric systems in Cebu, Philippines. Revenue on this contract are recognized as the services are provided. At December 31, 2000, the Company had recognized the remaining $111,310 on this contract, $123,560 was recognized in 1999.

(15)  Gain on the Extinguishment of Debt*

      During 1999, the Company recognized as an extraordinary item in the amount of $50,000 the gain on the cancellation of a loan obligation. Since 1989 the Company has exhausted all avenues of contacting the debt holder. Based on the advice of the Company's legal counsel it has been determined that the statute of limitations has expired.

(16)  Leases

      The Company leases its production, service and administrative premises under a five-year lease agreement expiring June 14, 2002, with a renewal option for an additional five-year period. The lease requires the lessee to pay taxes, maintenance, insurance and certain other operating costs of the leased property. Rent expense for 2000 and 1999 was $57,600 and $62,500 respectively.

      The minimum future rental payments under this lease are as follows:

                                      2001                                61,000
                                      2002                                27,500
                                                                        --------

                Total minimum future rental payments                    $ 88,500
                                                                        ========

* During 2000, the Company recognized as an extraordinary item in the amount of $114,772 the gain on the write off of payables as agreed to by the owed parties.

                         WORLDWATER CORP. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

(17)  Related Party Transactions

      Included in notes payable and long-term debt at December 31, are amounts payable to employees, directors and their immediate relatives as follows:

                                                        2000               1999
                                                        ----               ----

            Directors                                $  3,000           $  4,500
            Employees                                  38,000            110,645
            Immediate relatives                             0             17,000
                                                     --------           --------
                Total                                $ 41,000           $132,145
                                                     ========           ========

      The Company leased office and laboratory facilities from the Chairman of the Company on a month to month basis. Lease payments to the Chairman were $30,000 for 2000 and 1999.

      In 2000, the Company advanced and expensed $47,792 to a senior executive. The individual has pledged his options and future bonuses as collateral for the return of the advance.

      In 2000, the Company paid $50,000 to a related party as commission for the private placement of Preferred Stock.

(18)  Marketable Securities Available for Sale

      In 1997, the Company acquired 50,000 shares of Proformix Systems, Inc., a NASDAG traded company as part of its settlement with Royal Capital Inc. and recorded these securities as marketable securities available for sale at then market value of $162,500.

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

(19)  Risks and Uncertainties

      The Company markets its products to developing nations. The ability of these customers to order and pay for the Company's products and services is dependent on a variety of factors including government approval, adequate funding and vigorous testing procedures. Sales to three major customers accounted for 37%, 29%, and 28% of the Company's sales in 2000. In 1999, sales to two major customers accounted for 31% and 21% of the Company's sales.

                         WORLDWATER CORP. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

(20)  Fair Value of Financial Instruments

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

                                         Carrying                Fair
                                          Amounts                Value
                                          -------                -----

            2000                        $  231,960             $  231,960
            1999                         1,216,062              1,216,062

(21)  Contingencies

      The Company is occasionally subject to various claims and suits that arise from time to time in the ordinary course of its business, including actions with respect to contracts and intellectual property. The Company does not believe that any current action will have a material effect on the company's business, financial condition or results of operations.

(22)  Supplemental Disclosure of Cash Flow Information

                                                     2000               1999
                                                     ----               ----
      Cash paid during the year for:

            Interest                               $  15,960          $  32,971
                                                   =========          =========

            Income taxes (benefit)                 $(163,887)         $(475,285)
                                                   =========          =========

      Supplemental schedule of non-cash investing and finance activities:

      In 2000, debt holders converted $770,761 of debt principal and $335,741 accrued interest (total of 1,106,502) into 2,757,385 shares of the Company's common stock at rates between $0.15 - $0.75 per share.

      In 1999, the Company's debt holders converted $1,011,000 of debt principal and $272,440 of accrued interest (total of $1,283,440) into 3,329,073 shares of the Company's common stock at rates between $0.15 - $0.50 per share.