Form 10-Q
period 2001-03-31
WORLDWATER CORP
filed 2001-05-15
CIK 811271

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB

                 [x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

             [ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM _________ TO _________

                                   ----------

                         Commission File Number 0-16936
                                WorldWater Corp.
             (Exact name of Registrant as specified in its charter)

                 DELAWARE                                     33-0123045
     (State or other jurisdiction of                        (IRS Employer
      Incorporation or organization)                    Identification Number)

                   Pennington Business Park, 55 Route 31 South
         Pennington, New Jersey                                  08534
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

                                  Yes X   No ____

As of the close of business on May 11, 2001, there were 32,767,211 shares of the
            Registrant's Common Stock, $.001 par value, outstanding.

WORLDWATER CORP.

QUARTERLY REPORT ON FORM 10-QSB

Part I.

FINANCIAL INFORMATION                                                   Page No.

Item 1.           Condensed Consolidated Financial Statements              3
                  Condensed Consolidated Balance Sheets
                  as of March 31, 2001 (Unaudited) and
                  December 31, 2000 (Audited)

                  Condensed Consolidated Statements of                     4
                  Operations (Unaudited) for the three months ended March 31, 2001 and 2000

                  Condensed Consolidated Statements of Cash                5
                  Flows (Unaudited) for the three months ended
                  March 31, 2001 and 2000

                  Condensed  Consolidated  Statements of  Stockholders'    6
                  Equity (Unaudited) for the period January 1, 2001 through March 31, 2001.

                  Notes to the Condensed Consolidated                      7
                  Financial Statements (Unaudited)

Item 2.           Management's Discussion and Analysis of                  8-10
                  Financial Condition and Results of Operations

Part II. OTHER INFORMATION

Item 1            Signatures                                               11

                        WORLDWATER CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      March 31, 2001 and December 31, 2000

       Assets                                                           03/31/2001     12/31/2000
                                                                        ----------     ----------

Current Assets:
    Cash                                                              $      4,073    $     67,229
    Accounts receivable, net of allowance for
       doubtful accounts of $10,000                                         70,963         106,313
    Inventory                                                              118,553          88,707
    Prepaid expenses                                                         4,048           6,654
                                                                      ------------    ------------
       Total Current Assets                                                197,637         268,903
    Equipment and leasehold improvements, net                              147,762         158,123
    Deposits                                                                18,828          14,273
                                                                      ------------    ------------
       Total Assets                                                   $    364,227    $    441,299
                                                                      ============    ============
       Liabilities and Stockholders' (Deficiency)

Current Liabilities:
    Line of Credit                                                    $     50,965    $     50,388
    Notes payable                                                           92,500           7,000
    Notes payable, related parties                                          51,000          41,000
    Current maturities of long-term debt                                   163,000         163,480
    Current maturities of long-term debt, related parties                       --              --
    Accounts payable                                                       247,092         161,040
    Accrued interest                                                        93,441          89,842
    Accrued salaries                                                       118,950         118,950
    Accrued payroll taxes                                                   59,249          18,630
    Customer deposits                                                       14,636          14,446
    Other accrued expenses                                                   5,200          10,089
                                                                      ------------    ------------
       Total Current Liabilities                                           896,033         674,865
    Long-term debt                                                          19,387          20,480
                                                                      ------------    ------------
       Total Liabilities                                                   915,420         695,345
                                                                      ------------    ------------
Stockholders' Equity:
    Preferred Stock 7% Convertible,$.01 par value; authorized
       10,000,000; issued and outstanding at March 31, 2001:
                 Series A  1,111,055 shares                                 11,111          11,111
                 Series B  611,111 shares                                    6,111           6,111
    Common stock, $.001 par value; authorized 50,000,000;
       issued and outstanding 32,725,211 and 32,330,811
       shares at March 31, 2001 and December 31, 2000, respectively         32,725          32,331
    Additional paid-in capital                                          10,961,611      10,844,423
    Accumulated other comprehensive income                                     309              --
    Accumulated deficit                                                (11,563,060)    (11,148,022)
                                                                      ------------    ------------
       Total Stockholders' (Deficiency)                                   (551,193)       (254,046)
                                                                      ------------    ------------
       Total Liabilities and Stockholders' (Deficiency)               $    364,227    $    441,299
                                                                      ============    ============

         The Notes to Consolidated Financial Statements are an integral part of these statements.

                        WORLDWATER CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
               For the three months ended March 31, 2001 and 2000

                                                       2001          2000
                                                       ----          ----

Revenue:

    Equipment sales                                $        --    $    66,559
    Service Grant                                       80,000         76,560
                                                   -----------    -----------
        Total Revenue                                   80,000        143,119
                                                   -----------    -----------
Cost of Goods Sold                                      48,276         82,207
                                                   -----------    -----------
Gross Profit                                            31,724         60,912
                                                   -----------    -----------
Operating Expenses:
    Research and development expense                    94,121        103,262
    Marketing, general and administrative expenses     349,203        239,637
                                                   -----------    -----------
        Total Expenses                                 443,324        342,899
                                                   -----------    -----------
Loss from Operations                                  (411,600)      (281,987)
                                                   -----------    -----------
Other Expense (Income)
    Interest expense                                     4,238         19,163
    Interest income                                       (162)          (633)
    Other                                                 (638)       (23,427)
                                                   -----------    -----------
        Total Other Expense (Income), Net                3,438         (4,897)
                                                   -----------    -----------
Net Loss                                             ($415,038)     ($277,090)
                                                   ===========    ===========
Net Loss per Common Share:                         $     (0.01)   $     (0.01)
                                                   ===========    ===========
Shares used in Per Share Calculation:
     Average                                        32,686,149     27,469,014
                                                   ===========    ===========

         The Notes to Consolidated Financial Statements are an integral part of these statements.

                        WORLDWATER CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               For the three months ended March 31, 2001 and 2000

                                                                    2001       2000
                                                                    ----       ----

Cash Flows from Operating Activities:
    Net loss                                                   $(415,038)   $ (277,090)
    Adjustments to reconcile net loss to
       net cash used in operating activities:
           Depreciation                                           10,361         4,500
           Changes in assets and liabilities:
               Accounts receivable                                35,350        96,644
               Inventory                                         (29,846)       21,920
               Prepaid expenses                                    2,606          (500)
               Deposits                                           (4,555)           --
               Accounts payable and accrued expenses             122,090      (160,673)
               Accrued interest                                    3,599      (214,362)
               Accrued salaries                                       --            --
                                                               ---------    ----------
                   Net Cash Used in Operating Activities        (275,433)     (529,561)
                                                               ---------    ----------
Cash Flows from Investing Activities:
    Purchase of equipment and leasehold improvements                  --       (17,207)
    (Increase) in other assets                                        --        (2,500)
    (Increase) in deposits                                           190            --
                                                               ---------    ----------
                   Net Cash Used in Investing Activities             190       (19,707)
                                                               ---------    ----------
Cash Flows from Financing Activities:
    Increase in Line of Credit                                       577            --
    Proceeds from issuance of notes payable                       95,500            --
    Payments on notes payable                                         --      (100,575)
    Payments on long-term debt                                    (1,573)           --
    Proceeds from issuance of common stock                       117,583     1,547,109
                                                               ---------    ----------
                   Net Cash Provided by Financing Activities     212,087     1,446,534
                                                               ---------    ----------
Net Increase (Decrease) in Cash                                  (63,156)      897,266
Cash and cash equivalents at Beginning of Year                    67,229       195,300
                                                               ---------    ----------
Cash at March 31, 2001 and 2000                                $   4,073    $1,092,566
                                                               =========    ==========

         The Notes to Consolidated Financial Statements are an integral part of these statements.

                        WORLDWATER CORP. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                       For the Period Ended March 31, 2001

                                                                     Additional  Additional  Accumulated
                                                                       Paid-In    Paid-In       Other
                                Common Stock       Preferred Stock     Capital    Capital   Comprehensive  Accumulated
                              Shares  Par Value    Shares  Par Value  (Common)   (Preferred)   Income        Deficit        Total
                              ------  ---------    ------  ---------  --------   -----------   ------        -------        -----
Balance, December 31, 2000  32,330,811  $32,331  1,722,166   17,222  $9,461,695   1,382,728       --      ($11,148,022)  ($254,046)
Issuance of common stock
  for warrants exercised       318,750      319         --       --      90,681          --       --                --      91,000

Issuance of common stock
  for options                   75,650       75         --       --      21,033          --       --                --      21,108

Issuance of options for
  services                          --       --         --       --       4,541          --       --                --       4,541

Issuance of warrants for
  services                          --       --         --       --         933          --       --                --         933

Net loss                            --       --         --       --          --          --      309          (415,038)   (414,729)
                            ----------  -------  ---------  -------  ----------  ----------     ----      ------------   ---------
Balance, March 31, 2001     32,725,211  $32,725  1,722,166  $17,222  $9,578,883  $1,382,728     $309      ($11,563,060)  ($551,193)
                            ==========  =======  =========  =======  ==========  ==========     ====      ============   =========

         The Notes to Consolidated Financial Statements are an integral part of these statements.

Part I. Item 1.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements have been prepared by WorldWater Corp. (the "Company"), without audit, and reflect all adjustments (consisting only of normal and recurring adjustments and accruals) which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. These condensed financial statements should be read in conjunction with the financial statements and footnotes thereto included as an exhibit to the Company's form 10-KSB dated April 15, 2001, all previously filed with the Securities and Exchange Commission.

2.       NET LOSS PER SHARE

         Net loss per share for the three months ended March 31, 2001 and 2000 is computed using the average number of common shares of stock outstanding during the period. Common stock equivalents are not considered in net loss per share because their effect would be anti-dilutive.

3.       REVENUE RECOGNITION

         Revenue from equipment sales is recognized when the product is shipped and title has passed. Revenue from time and material service contracts is recognized as the services are provided. During the three months ended March 31, 2001, the Company has recognized $80,000 of a technology grant for the development of solar powered drip irrigation funded by the Department of Energy and the New Jersey Board of Public Utilities. The total amount available under the grant is $120,000.

4.       PREFERRED STOCK

         During 2000 the Company sold 1,111,055 shares of Series A and 611,111 Series B 7% three year Convertible Preferred Stock at $0.90 per share. The dividends are payable annually based on its per share value. As of March 31, 2001, the Company was in arrears for dividends payable to its Series A Preferred Stock shareholders in the amount of $70,000.

Part I. Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Statements in this quarterly Report on Form 10-QSB concerning the Company's outlook or future economic performance; anticipated profitability, gross billings, commissions and fees, expenses or other financial items; and
statements concerning assumptions made or exceptions to any future events, conditions, performance or other matter are "forward looking statements" as that term is defined under the Federal Securities Laws. Forward looking statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, (1) that there can be no assurance that the Company will grow profitably or manage its growth, (2) risks associated with acquisitions, (3) competition, (4) the Company's quarterly results have fluctuated in the past and are expected to fluctuate in the future,
(5) the loss of services of key individuals which could have a material adverse effect on the Company's business, financial condition or operating results and
(6) risks associated with operating in emerging countries.

OVERVIEW

WorldWater Corporation is a water and power solutions company that provides proprietary solar pumping and lighting equipment, water management and engineering assessments, and project financing to governments and the private sector of emerging nations. The Company fills a major infrastructural void by acting as contractor, implementer, key equipment supplier and water/power manager for rural communities, delivering clean water from deep wells and rivers for drinking and irrigation with its proprietary solar pumps and solar electrical systems. There are literally millions of such targeted communities comprising WorldWater Corp.'s international market. In mid-1997, the Company made its first production shipment of its proprietary products (to the Philippines) and has since begun limited operations in 16 emerging nations in Asia, Latin America and Africa.

The mission of the Company is to be the leading provider of solar powered water supply and electricity for emerging nations throughout the world.

During the early stage of market penetration, marketing and related costs invariably exceed revenues. WorldWater is unique among its competition in that it does not merely solicit and await tendered contracts from emerging market governments or international agencies, but actively initiates projects by proposing rural water and power solutions to key decision-makers at the highest government levels. Once WorldWater obtains recognition and acceptance at the highest levels, project development meetings are held with international financing agency decision-makers and other national and local level officials. After financing is in place, engineering assessment, community preparation and equipment installation are effected, leading to completion of turnkey programs. Management anticipates that as target markets for its solar powered water pumping and electric equipment become more fully developed, operating profits will be achieved.

RESULTS OF OPERATIONS

REVENUE. For the three months ended March 31, 2001 revenue decreased to $80,000 from $143,119 in the same period of 2000. The primary reason for decreased revenue is due to a lack of equipment sales in the first quarter of 2001. The Company continues to target its sales efforts towards large contracts and is involved in ongoing negotiations pending contracts with several countries including the Philippines, Sri Lanka, Pakistan, Ethiopia and Somalia.

GROSS PROFIT. Gross profit of $31,724 was recognized for the three months ended March 31, 2001, down from $60,912 for the same period in 2000. Cost of sales for the three months was $48,276, down from $82,207 from the previous period. The operating loss was $411,600 for the three months in 2001 compared to an operating loss of $281,987 for the same period in 2000.

MARKETING, GENERAL AND ADMINISTRATIVE. Marketing, general and administrative expenses increased by $109,566 in the three month period ending March 31, 2001 to $349,203, up from $239,637 in the same period of 2000. A portion of the increase can be attributed to increased compensation expense incurred primarily to bring Officers salaries gradually in line with the current job market. Rent expense was also allocated entirely to Marketing, General and Administrative as compared to being partially allocated to Production overhead in the previous year. Additional insurance was purchased during the third quarter of 2000, increasing insurance expense for the first quarter of 2001 as compared to the same period in 2000. The Company is maintaining its current staffing levels but has found it necessary to hire consultants from time to time therefore increasing this expense as compared to the same period in 2000. Assuming that contract negotiations now underway are successfully concluded, it will be necessary to recruit additional staff to implement the contracts.

RESEARCH AND DEVELOPMENT. Research and development expenses decreased slightly by $9,141 for the three-month period to $94,121, down from $103,262 in the same period of 2000. The Company has several water and solar products in various stages of research and development. New products under development include: solar water stations, solar drip irrigation systems and solar brackish drip irrigation systems. The solar water stations will be a turnkey water system that will house in one central location all needed technology for the retail dispensing of safe drinking water to the local populace who will pay by custom WorldWater debit cards ("SmartCard"). The WorldWater solar drip irrigation system is in development in collaboration with Rutgers University agro-engineers. Concurrently, the solar drip irrigation system is being tested in the field in a joint venture with Cumberland County College for use with brackish water.

INCOME TAXES. The Company recognized no income tax expense for 2001, and 2000 to date. The Company has net operating loss carry-forwards resulting in a potential federal tax benefit to the Company as of January 1, 2001 of approximately $9.2 million. During 2000 the Company's application to the New Jersey Division of Taxation and the New Jersey Economic Development Authority to sell its State of New Jersey Corporate Operating Losses was approved. The new law was enacted January 1, 1999 and allows emerging technology companies involved in research and development the opportunity to sell their state loss carry-forwards and research and development credits to profitable companies in the state for not less than 75% of their net tax value. The Company was able to sell its Net Operating Losses for $163,887 in 2000 and $475,285 in 1999 and plans to apply to sell its loss carry-forwards again in fiscal year 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents decreased by $63,156 to $4,073 from December 31, 2000 to March 31, 2001. The net cash used in operating activities during this three-month period in 2001 was $275,433 compared to $529,561 in 2000. The primary reason for the consumption of cash in the first quarter of 2001 was to fund on-going operations.

The Company was able to raise $91,000 from the exercise of Warrants and approximately $21,000 from the exercise of options. The Company was also able to enter into short term notes with individuals which totaled approximately $95,500.

As of March 31, 2001, the Company was in arrears for dividends payable to its Series A Preferred Stock shareholders in the amount of $70,000.

SALE OF RESTRICTED SECURITIES DURING THE FIRST QUARTER 2001

The Company issued 318,750 restricted common stock shares for cash proceeds totaling $91,000.

Part 2. Item 1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereby duly authorized.

DATE: May 11, 2001                                     WORLDWATER CORP.

By:                                           By:
         ------------------                          ---------------------------
         Quentin T. Kelly                            Terri Lyn Harris
         Chairman & CEO                              Vice President - Controller