Form 10QSB
period 2001-06-30
WORLDWATER CORP
filed 2001-08-14
CIK 811271

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB

                 [x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

                                  Yes X      No ____

As of the close of business on August 14, 2001, there were 34,035,711 shares of the Registrant's Common Stock, $.001 par value, outstanding.

WORLDWATER CORP.

QUARTERLY REPORT ON FORM 10-QSB

Part I.

FINANCIAL INFORMATION                                                   Page No.

Item 1.  Condensed Consolidated Financial Statements                       3
         Condensed Consolidated Balance Sheets
         as of June 30, 2001 (Unaudited) and
         December 31, 2000 (Audited)

         Condensed Consolidated Statements of                              4
         Operations (Unaudited) for the three months ended June 30, 2001 and 2000 and for the six months ended June 30, 2001 and 2000.

         Condensed Consolidated Statements of Cash                         5
         Flows (Unaudited) for the six months ended

         June 30, 2001 and 2000

         Condensed Consolidated Statements of Stockholders'                6
         Equity (Unaudited) for the period January 1, 2001 through June 30, 2001.

         Notes to the Condensed Consolidated                               7
         Financial Statements (Unaudited)

Item 2.  Management's Discussion and Analysis of                           8-10
         Financial Condition and Results of Operations

Part II. OTHER INFORMATION

Item 1   Signatures                                                        11

                        WORLDWATER CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                       June 30, 2001 and December 31, 2000

       Assets                                                                    06/30/2001             12/31/2000
                                                                                ------------           ------------
Current Assets:
    Cash                                                                        $     62,933           $     67,229
    Accounts receivable, net of allowance for
        doubtful accounts of $10,000                                                  53,862                106,313
    Inventory                                                                         65,756                 88,707
    Prepaid expenses                                                                   2,500                  6,654
                                                                                ------------           ------------
       Total Current Assets                                                          185,051                268,903
    Equipment and leasehold improvements, net                                        140,139                158,123
    Deposits                                                                          24,017                 14,273
                                                                                ------------           ------------
       Total Assets                                                             $    349,207           $    441,299
                                                                                ============           ============

       Liabilities and Stockholders' (Deficiency)

Current Liabilities:
    Line of Credit                                                              $     50,191           $     50,388
    Notes payable                                                                     77,000                  7,000
    Notes payable, related parties                                                    55,000                 41,000
    Current maturities of long-term debt                                             155,500                163,480
    Accounts payable                                                                 282,950                161,040
    Accrued interest                                                                  97,837                 89,842
    Accrued salaries                                                                 118,950                118,950
    Accrued payroll taxes                                                             91,648                 18,630
    Customer deposits                                                                  1,927                 14,446
    Other accrued expenses                                                             7,111                 10,089
                                                                                ------------           ------------
       Total Current Liabilities                                                     938,114                674,865
    Long-term debt                                                                    23,726                 20,480
                                                                                ------------           ------------
       Total Liabilities                                                             961,840                695,345
                                                                                ------------           ------------
Stockholders' Equity:
    Preferred Stock 7% Convertible,$.01 par value; authorized
       10,000,000; issued and outstanding at June 30, 2001:
                   Series A  1,161,055 shares                                         11,611                 11,111
                   Series B  611,111 shares                                            6,111                  6,111
    Common stock, $.001 par value; authorized 50,000,000;
       issued and outstanding 34,035,711 and 32,330,811
       shares at June 30, 2001 and December 31, 2000, respectively                    34,036                 32,331
    Additional paid-in capital                                                    11,345,895             10,844,423
    Accumulated other comprehensive loss                                              (4,403)                    --
    Accumulated deficit                                                          (12,005,883)           (11,148,022)
                                                                                ------------           ------------
       Total Stockholders' (Deficiency)                                             (612,633)              (254,046)
                                                                                ------------           ------------
       Total Liabilities and Stockholders' (Deficiency)                         $    349,207           $    441,299
                                                                                ============           ============

The Notes to Consolidated Financial Statements are an integral part of these statements.

                        WORLDWATER CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
               For the three months ended June 30, 2001 and 2000,
              and for the six months ended June 30, 2001 and 2000

                                                                           3 Month                      6 Month
                                                                   6/30/2001      6/30/2000      6/30/2001      6/30/2000
                                                                 ------------   ------------   ------------   ------------
Revenue:
    Equipment sales                                              $     25,565   $         --   $     25,565   $     66,559
    Service Grant                                                      40,000         40,283        120,000        116,843
                                                                 ------------   ------------   ------------   ------------
        Total Revenue                                                  65,565         40,283        145,565        183,402
                                                                 ------------   ------------   ------------   ------------
Cost of Goods Sold                                                     28,105         26,298         76,381        108,505
                                                                 ------------   ------------   ------------   ------------
Gross Profit                                                           37,460         13,985         69,184         74,897
                                                                 ------------   ------------   ------------   ------------
Operating Expenses:
    Research and development expense                                   88,025         81,407        182,146        184,669
    Marketing, general and administrative expenses                    382,177        561,995        731,380        801,632
                                                                 ------------   ------------   ------------   ------------
        Total Expenses                                                470,202        643,402        913,526        986,301
                                                                 ------------   ------------   ------------   ------------
Loss from Operations                                                 (432,742)      (629,417)      (844,342)      (911,404)
                                                                 ------------   ------------   ------------   ------------
Other Expense (Income)
    Interest expense                                                    7,392         38,972         11,630         58,135
    Interest income                                                        (6)       (11,696)          (168)       (12,329)
    Other                                                               2,695        (54,806)         2,057        (78,233)
                                                                 ------------   ------------   ------------   ------------
        Total Other Expense (Income), Net                              10,081        (27,530)        13,519        (32,427)
                                                                 ------------   ------------   ------------   ------------

Net Loss                                                            ($442,823)     ($601,887)     ($857,861)     ($878,977)
                                                                 ============   ============   ============   ============

Net Loss per Common Share:                                       $      (0.01)  $      (0.02)  $      (0.03)  $      (0.03)
                                                                 ============   ============   ============   ============

Shares used in Per Share Calculation:
     Average                                                       32,984,364     31,459,584     33,339,702     29,516,762
                                                                 ============   ============   ============   ============

The Notes to Consolidated Financial Statements are an integral part of these statements.

                        WORLDWATER CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 For the six months ended June 30, 2001 and 2000

                                                                                    2001              2000
                                                                                    ----              ----
Cash Flows from Operating Activities:
    Net loss                                                                    $  (857,861)      $  (878,979)
    Adjustments to reconcile net loss to
       net cash used in operating activities:
           Depreciation                                                              17,984             9,000
           Issuance of options for services                                          12,207                --
           Issuance of stock for services                                            11,010                --
           Changes in assets and liabilities:
               Accounts receivable                                                   52,451           126,711
               Inventory                                                             22,951           (12,382)
               Prepaid expenses                                                       4,154             4,031
               Accounts payable and accrued expenses                                179,431          (284,038)
               Accrued interest                                                       7,995          (266,536)
               Accrued salaries                                                          --           (51,700)
                                                                                -----------       -----------
                   Net Cash Used in Operating Activities                           (549,678)       (1,353,893)
                                                                                -----------       -----------

Cash Flows from Investing Activities:
    Purchase of equipment and leasehold improvements                                     --           (70,213)
    (Increase) in other assets                                                           --           (52,500)
    (Increase) in deposits                                                           (9,744)               --
                                                                                -----------       -----------
                   Net Cash Used in Investing Activities                             (9,744)         (122,713)
                                                                                -----------       -----------

Cash Flows from Financing Activities:
    Decrease in Line of Credit                                                         (197)               --
    Proceeds from issuance of notes payable                                         114,500                --
    Payments on notes payable                                                       (30,500)         (193,150)
    Payments on long-term debt                                                       (4,734)               --
    Proceeds from exercise of warrants                                               91,000           456,617
    Proceeds from issuance of common stock                                          368,880         1,513,781
    Private placement issuance costs                                                (24,420)               --
    Proceeds from issuance of preferred stock                                        45,000                --
                                                                                -----------       -----------
                   Net Cash Provided by Financing Activities                        559,529         1,777,248
                                                                                -----------       -----------

Effective exchange rate changes on cash                                              (4,403)               --
                                                                                -----------       -----------

Net Increase (Decrease) in Cash                                                      (4,296)          300,642
Cash and cash equivalents at Beginning of Year                                       67,229           195,300
                                                                                -----------       -----------

Cash at End of Second Quarter                                                   $    62,933       $   495,942
                                                                                ===========       ===========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                        WORLDWATER CORP. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                       For the Period Ended June 30, 2001

                                                                                                         Additional      Additional
                                                                                                           Paid-In         Paid-In
                                                     Common Stock                Preferred Stock           Capital         Capital
                                                Shares       Par Value        Shares       Par Value       (Common)      (Preferred)
                                             -----------    -----------    -----------    -----------    -----------     -----------

Balance, December 31, 2000                    32,330,811    $    32,331      1,722,166         17,222    $ 9,461,695       1,382,728
Issuance of preferred stock
  for services - Series A                             --             --         50,000            500             --          44,500

Issuance of common stock
  for cash                                       988,000            988             --             --        245,285              --

Private placement issuance
  costs                                               --             --             --             --        (24,420)             --

Issuance of common stock
  for warrants exercised                         318,750            319             --             --         90,681              --

Issuance of common stock
  for options                                    398,150            398             --             --        122,209              --

Issuance of options for services                      --             --             --             --         12,207              --

Issuance of warrants for services                     --             --             --             --         11,010              --

Net loss                                              --             --             --             --             --              --

Total comprehensive loss                              --             --             --             --             --              --
                                             -----------    -----------    -----------    -----------    -----------     -----------
Balance, June 30, 2001                        34,035,711    $    34,036      1,772,166    $    17,722    $ 9,918,667     $ 1,427,228
                                             ===========    ===========    ===========    ===========    ===========     ===========


                                    Accumulated
                                       Other
                                    Comprehensive    Accumulated
                                      Income           Deficit          Total
                                    -------------   ------------     ----------

Balance, December 31, 2000                    --    ($11,148,022)   ($ 254,046)
Issuance of preferred stock
  for services - Series A                     --              --        45,000

Issuance of common stock
  for cash                                    --              --       246,273

Private placement issuance
  costs                                       --              --       (24,420)

Issuance of common stock
  for warrants exercised                      --              --        91,000

Issuance of common stock
  for options                                 --              --       122,607

Issuance of options for services              --              --        12,207

Issuance of warrants for services             --              --        11,010

Net loss                                  (4,403)       (857,861)           --

Total comprehensive loss                      --              --      (862,264)
                                    ------------    ------------    ----------
Balance, June 30, 2001              ($     4,403)   ($12,005,883)   ($ 612,633)
                                    ============    ============    ==========

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

2.    NET LOSS PER SHARE

      Net loss per share for the six months ended June 30, 2001 and 2000 is computed using the average number of common shares of stock outstanding during the period. Common stock equivalents are not considered in net loss per share because their effect would be anti-dilutive.

3.    REVENUE RECOGNITION

      Revenue from equipment sales is recognized when the product is shipped and title has passed. Revenue from time and material service contracts is recognized as the services are provided. During the six months ended June 30, 2001, the Company has recognized $120,000 of a technology grant for the development of solar powered drip irrigation funded by the Department of Energy and the New Jersey Board of Public Utilities. The total amount available under the grant is $120,000.

4.    PREFERRED STOCK

      As of June 30, 2001 the Company has 1,161,055 shares of Series A and 611,111 Series B 7% three year Convertible Preferred Stock issued and outstanding. The dividends are payable annually based on its per share value. As of June 30, 2001, the Company was in arrears for dividends payable to its Series A Preferred Stock shareholders in the amount of $70,000.

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

RESULTS OF OPERATIONS

REVENUE. For the six months ended June 30, 2001 revenue decreased slightly to $145,565 from $183,402 in the same period of 2000. The Company continues to target its sales efforts towards large contracts and is involved in ongoing negotiations pending contracts with several countries including the Philippines, Sri Lanka, Pakistan, Ethiopia and Somalia.

GROSS PROFIT. Gross profit of $69,184 was recognized for the six months ended June 30, 2001, down from $74,897 for the same period in 2000. Gross profit for the three months ended June 30, 2001 was $37,460 as compared to $13,985 in 2000. Cost of sales for the six months was $76,381, down from $108,505 from the previous period. Cost of sales for the three month period was $28,105 as compared to $26,298 for the same period in 2000. The operating loss was $844,342 for the six months in 2001 compared to an operating loss of $911,404 for the same period in 2000. For the three months ended June 30, 2001 the operating loss was $432,742 as compared to $629,417 in 2000.

MARKETING, GENERAL AND ADMINISTRATIVE. Marketing, general and administrative expenses decreased by $70,252 in the six month period ending June 30, 2001 to $731,380, down from $801,632 in the same period of 2000. Marketing, general and administrative expenses decreased $179,818 during the three month period to $382,177 as compared to $561,995 during the three month period in 2000. The decrease is primarily due to lower travel expenditures which can be attributed to the use of the office and qualified staff located in the Philippines and consultants in other key countries.

RESEARCH AND DEVELOPMENT. Research and development expenses decreased slightly by $2,523 for the six month period to $182,146, down from $184,669 in the same period of 2000. Research and development expenses increased slightly for the three month period by $6,618 to $88,025 as compared to $81,407 in 2000. The Company has several water and solar products in various stages of research and development. New products under development include solar water stations. The solar water stations will be a turnkey water system that will house in one central location all needed technology for the retail dispensing of safe drinking water to the local populace who will pay by custom WorldWater debit cards ("SmartCard"). The first shipment of these systems is expected in the fourth quarter of this year.

INCOME TAXES. The Company recognized no income tax expense for 2001, and 2000 to date. The Company has net operating loss carry-forwards resulting in a potential federal tax benefit to the Company as of January 1, 2001 of approximately $9.2 million. During 2000 the Company's application to the New Jersey Division of Taxation and the New Jersey Economic Development Authority to sell its State of New Jersey Corporate Operating Losses was approved. The new law was enacted January 1, 1999 and allows emerging technology companies involved in research and development the opportunity to sell their state loss carry-forwards and research and development credits to profitable companies in the state for not less than 75% of their net tax value. The Company was able to sell its Net Operating Losses for $163,887 in 2000 and $475,285 in 1999 and has applied to sell its loss carry-forwards again in fiscal year 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents decreased slightly by $4,296 to $62,933 from December 31, 2000 to June 30, 2001. The net cash used in operating activities during this six month period in 2001 was $549,678 compared to $1,353,893 in 2000.

The Company was able to raise $91,000 from the exercise of Warrants, $122,607 from the exercise of options and $246,273 through a private placement of stock. The Company was also able to enter into short term notes with individuals which totaled approximately $114,500. Cash provided by financing activities in the six months ended June 30, 2001 was $559,529 compared to $1,777,248 in 2000.

As of June 30, 2001, the Company was in arrears for dividends payable to its Series A Preferred Stock shareholders in the amount of $70,000.

SALE OF SECURITIES DURING THE SECOND QUARTER 2001

      During the second quarter, the Company issued 988,000 restricted common stock shares for cash proceeds totaling $245,750 and 322,500 unrestricted common stock shares for cash proceeds totaling $101,500. For the six months ending June 30, 2001, the Company has issued 1,306,750 restricted shares for cash proceeds totaling $337,273 and 398,150 unrestricted common stock shares for cash proceeds totaling $122,607.

Part 2. Item 1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereby duly authorized.

DATE: August 6, 2001                             WORLDWATER CORP.

By:   /s/Quentin T. Kelly                        By: /s/Terri Lyn Harris
      -------------------                            -------------------
         Quentin T. Kelly                            Terri Lyn Harris
         Chairman & CEO                              Vice President - Controller