Form 10QSB
period 2001-09-30
WORLDWATER CORP
filed 2001-11-14
CIK 811271

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB

                 [x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

                                  Yes |X| No |_|

 As of the close of business on November 14, 2001, there were 35,836,711 shares of the Registrant's Common Stock, $.001 par value, outstanding.

WORLDWATER CORP.

QUARTERLY REPORT ON FORM 10-QSB

Part I.

FINANCIAL INFORMATION                                                   Page No.
                                                                        --------

Item 1.   Condensed Consolidated Financial Statements                       3
          Condensed Consolidated Balance Sheets
          as of September 30, 2001 (Unaudited) and
          December 31, 2000 (Audited)

          Condensed Consolidated Statements of                              4
          Operations (Unaudited) for the three months ended September 30, 2001 and 2000 and for the nine months ended September 30, 2001 and 2000.

          Condensed Consolidated Statements of Cash                         5
          Flows (Unaudited) for the nine months ended
          September 30, 2001 and 2000

          Condensed  Consolidated  Statements of  Stockholders'             6
          Equity (Unaudited) for the period January 1, 2001 through September 30, 2001.

          Notes to the Condensed Consolidated                               7
          Financial Statements (Unaudited)

Item 2.   Management's Discussion and Analysis of                           8-10
          Financial Condition and Results of Operations

Part II.  OTHER INFORMATION

Item 1    Signatures                                                        11

                        WORLDWATER CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                    September 30, 2001 and December 31, 2000

  Assets                                            09/30/2001      12/31/2000
                                                   ------------    ------------

Current Assets:
  Cash                                             $      8,457    $     67,229
  Accounts receivable, net of allowance for
    doubtful accounts of $10,000                         16,437         106,313
  Inventory                                              65,987          88,707
  Prepaid expenses                                        2,500           6,654
                                                   ------------    ------------
    Total Current Assets                                 93,381         268,903
  Equipment and leasehold improvements, net             129,348         158,123
  Deposits                                               24,662          14,273
                                                   ------------    ------------
    Total Assets                                   $    247,391    $    441,299
                                                   ============    ============

    Liabilities and Stockholders' (Deficiency)

Current Liabilities:
  Line of Credit                                   $     52,321    $     50,388
  Notes payable                                         122,000           7,000
  Notes payable, related parties                         81,500          41,000
  Current maturities of long-term debt                  155,500         163,480
  Accounts payable                                      295,032         161,040
  Accrued interest                                      103,165          89,842
  Accrued salaries                                      165,484         118,950
  Accrued payroll taxes                                 146,574          18,630
  Customer deposits                                          --          14,446
  Other accrued expenses                                 14,618          10,089
                                                   ------------    ------------
    Total Current Liabilities                         1,136,194         674,865
  Long-term debt                                         21,576          20,480
                                                   ------------    ------------
    Total Liabilities                                 1,157,770         695,345
                                                   ------------    ------------
Stockholders' Equity:
  Preferred Stock 7% Convertible,$.01 par
    value; authorized 10,000,000; issued
    and outstanding at September 30, 2001:
      Series A  1,177,722 shares                         11,778          11,111
      Series B  611,111 shares                            6,111           6,111
  Common stock, $.001 par value; authorized
    50,000,000; issued and outstanding
    34,910,711 and 32,330,811 shares at
    June 30, 2001 and December 31, 2000,
    respectively                                         34,910          32,331
  Additional paid-in capital                         11,485,441      10,844,423
  Accumulated other comprehensive expense                (4,432)             --
  Accumulated deficit                               (12,444,187)    (11,148,022)
                                                   ------------    ------------
    Total Stockholders' (Deficiency)                   (910,379)       (254,046)
                                                   ------------    ------------
    Total Liabilities and Stockholders'
      (Deficiency)                                 $    247,391    $    441,299
                                                   ============    ============

               The Notes to Consolidated Financial Statements are
                     an integral part of these statements.

                        WORLDWATER CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
       For the three months ended September 30, 2001 and 2000, and for the nine months ended September 30, 2001 and 2000

                                                                        3 Month                                9 Month
                                                             9/30/2001           9/30/2000           9/30/2001          9/30/2000
                                                           ------------        ------------        ------------        ------------
Revenue:
  Equipment sales                                          $      8,127        $     15,165        $     33,692        $     81,724
  Service Grant                                                      --               3,663             120,000             120,506
                                                           ------------        ------------        ------------        ------------
    Total Revenue                                                 8,127              18,828             153,692             202,230
                                                           ------------        ------------        ------------        ------------
Cost of Goods Sold                                               40,074              35,781             116,455             144,286
                                                           ------------        ------------        ------------        ------------
Gross Profit                                                    (31,947)            (16,953)             37,237              57,944
                                                           ------------        ------------        ------------        ------------
Operating Expenses:
  Research and development expense                               77,781             103,940             259,927             288,609
  Marketing, general and
    administrative expenses                                     325,127             471,081           1,056,507           1,272,713
                                                           ------------        ------------        ------------        ------------
    Total Expenses                                              402,908             575,021           1,316,434           1,561,322
                                                           ------------        ------------        ------------        ------------
Loss from Operations                                           (434,855)           (591,974)         (1,279,197)         (1,503,378)
                                                           ------------        ------------        ------------        ------------
Other Expense (Income)
  Interest expense                                                8,361               5,212              19,991              45,847
  Interest income                                                   (15)             (3,598)               (183)            (15,927)
  Other                                                          (4,897)             16,283              (2,840)            (44,450)
                                                           ------------        ------------        ------------        ------------
    Total Other Expense (Income), Net                             3,449              17,897              16,968             (14,530)
                                                           ------------        ------------        ------------        ------------

Net Loss                                                   $   (438,304)       $   (609,871)       $ (1,296,165)       $ (1,488,848)
                                                           ============        ============        ============        ============

Net Loss per Common Share:                                 $      (0.01)       $      (0.02)       $      (0.04)       $      (0.05)
                                                           ============        ============        ============        ============

Shares used in Per Share
  Calculation:
  Average                                                    32,528,058          32,167,729          33,536,949          30,400,418
                                                           ============        ============        ============        ============

               The Notes to Consolidated Financial Statements are
                     an integral part of these statements.

                        WORLDWATER CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              For the nine months ended September 30, 2001 and 2000

                                                       2001            2000
                                                    -----------     -----------
Cash Flows from Operating Activities:
  Net loss                                          $(1,296,165)    $(1,488,848)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation                                       28,775          13,500
      Issuance of options for services                   12,437              --
      Issuance of stock for services                     15,167              --
      Changes in assets and liabilities:
        Accounts receivable                              89,876         101,629
        Inventory                                        22,720          57,699
        Prepaid expenses                                  4,154          20,019
        Accounts payable and accrued
          expenses                                      252,018        (230,508)
        Accrued interest                                 13,323        (203,271)
        Accrued salaries                                 46,534         (72,550)
                                                    -----------     -----------
          Net Cash (Used in) Operating
            Activities                                 (811,161)     (1,802,330)
                                                    -----------     -----------

Cash Flows from Investing Activities:
  Purchase of equipment and leasehold
    improvements                                             --        (117,665)
  (Increase) in deposits                                (10,389)             --
                                                    -----------     -----------
          Net Cash Used in Investing
            Activities                                  (10,389)       (117,665)
                                                    -----------     -----------

Cash Flows from Financing Activities:
  Increase in Line of Credit                              1,933              --
  Proceeds from issuance of notes
    payable                                             273,000              --
  Payments on notes payable                            (117,500)       (157,610)
  Payments on long-term debt                             (6,884)             --
  Proceeds from exercise of warrants                     91,000         486,617
  Proceeds from issuance of common stock                498,880       1,777,793
  Private placement issuance costs                      (33,220)             --
  Proceeds from issuance of preferred
    stock                                                60,000              --
                                                    -----------     -----------
          Net Cash Provided by Financing
            Activities                                  767,209       2,106,800
                                                    -----------     -----------

Effect of exchange-rate changes on cash
  and cash equivalents                                   (4,432)             --
                                                    -----------     -----------

Net Increase (Decrease) in Cash                         (58,773)        186,805
Cash and cash equivalents at
  Beginning of Year                                      67,229         195,300
                                                    -----------     -----------

Cash at End of Third Quarter                        $     8,457     $   382,105
                                                    ===========     ===========


               The Notes to Consolidated Financial Statements are
                     an integral part of these statements.

                        WORLDWATER CORP. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                     For the Period Ended September 30, 2001

                                                                   Additional    Additional                  Accumulated
                                                                    Paid-In        Paid-In                      Other
                           Common Stock         Preferred Stock     Capital        Capital     Accumulated  Comprehensive
                        Shares    Par Value   Shares    Par Value   (Common)     (Preferred)     Deficit       Income       Total
                      ----------  ---------  ---------  ---------  -----------   ----------   ------------  ------------ -----------
Balance, December
  31, 2000            32,330,811   $32,331   1,722,166    17,222   $ 9,461,695    1,382,728   $(11,148,022)        --    $ (254,046)
Issuance of
  preferred stock
  for services -
  Series A                    --        --      66,667       667            --       59,333             --         --        60,000

Issuance of
  common stock
  for cash             1,633,000     1,633          --        --       374,640           --             --         --       376,273

Private placement
  issuance costs              --        --          --        --       (33,220)          --             --         --       (33,220)

Issuance of
  common stock
  for warrants
  exercised              318,750       318          --        --        90,682           --             --         --        91,000

Issuance of
  common stock
  for options            398,150       398          --        --       122,209           --             --         --       122,607

Issuance of
  common stock
  for services           230,000       230          --        --            --           --             --         --           230

Issuance of
  options for
  services                    --        --          --        --        12,207           --             --         --        12,207

Issuance of
  warrants for
  services                    --        --          --        --        15,167           --             --         --        15,167

Comprehensive
  loss:
  Net loss                    --        --          --        --            --           --     (1,296,165)        --    (1,296,165)
Other comprehensive
  expense -
  Currency
    translation
    adjustment                --        --          --        --            --           --             --     (4,432)       (4,432)
                                                                                                                        -----------
Total comprehensive
  loss                                                                                                                   (1,300,597)
                                                                                                                        -----------

                      ----------   -------   ---------   -------   -----------   ----------   ------------    -------   -----------
Balance, September
  30, 2001            34,910,711   $34,910   1,788,833   $17,889   $10,043,380   $1,442,061   $(12,444,187)   $(4,432)  $  (910,379)
                      ==========   =======   =========   =======   ===========   ==========   ============    =======   ===========

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

2.    NET LOSS PER SHARE

      Net loss per share for the nine months ended September 30, 2001 and 2000 is computed using the average number of common shares of stock outstanding during the period. Common stock equivalents are not considered in net loss per share because their effect would be anti-dilutive.

3.    REVENUE RECOGNITION

      Revenue from equipment sales is recognized when the product is shipped and title has passed. Revenue from time and material service contracts is recognized as the services are provided. During the nine months ended September 30, 2001, the Company has recognized $120,000 of a technology grant for the development of solar powered drip irrigation funded by the Department of Energy and the New Jersey Board of Public Utilities. The total amount available under the grant was $120,000.

4.    PREFERRED STOCK

      As of September 30, 2001 the Company has 1,177,722 shares of Series A and 611,111 Series B 7% three year Convertible Preferred Stock issued and outstanding. The dividends are payable annually based on its per share value. As of September 30, 2001, the Company was in arrears for dividends payable to its Series A Preferred Stock shareholders in the amount of $70,000.

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

RESULTS OF OPERATIONS

REVENUE. For the nine months ended September 30, 2001 revenue decreased slightly to $153,692 from $202,230 in the same period of 2000. The Company continues to target its sales efforts towards large contracts and is involved in ongoing negotiations pending contracts with several countries including the Philippines, Sri Lanka, Pakistan and Somalia.

GROSS PROFIT (LOSS). Gross profit of $37,237 was recognized for the nine months ended September 30, 2001, down from $57,944 for the same period in 2000. The loss for the three months ended September 30, 2001 was $31,947 as compared to $16,953 in 2000. Cost of sales for the nine month period was $116,455, down from $144,286 in the previous period. Cost of sales for the three month period was $40,074 as compared to $35,781 for the same period in 2000. The operating loss was $1,279,197 for the nine months in 2001 compared to an operating loss of $1,503,378 for the same period in 2000. For the three months ended September 30, 2001 the operating loss was $434,855 as compared to $591,974 in 2000.

MARKETING, GENERAL AND ADMINISTRATIVE. Marketing, general and administrative expenses decreased by $216,206 in the nine month period ending September 30, 2001 to $1,056,507, down from $1,272,713 in the same period of 2000. Marketing, general and administrative expenses decreased $145,954 during the three month period to $325,127 as compared to $471,081 during the three month period in 2000. The decrease is primarily due to lower travel expenditures which can be attributed to the use of the office and qualified staff located in the Philippines and consultants in other key countries.

RESEARCH AND DEVELOPMENT. Research and development expenses decreased by $28,682 for the six month period to $259,927, down from $288,609 in the same period of 2000. Research and development expenses decreased for the three month period by $26,159 to $77,781 as compared to $103,940 in 2000. The Company has several water and solar products in various stages of research and development. New products under development include solar water stations. The solar water stations will be a turnkey water system that will house in one central location all needed technology for the retail dispensing of safe drinking water to the local populace who will pay by custom WorldWater debit cards ("SmartCard"). The first shipment of these systems is expected in the fourth quarter of this year.

INCOME TAXES. The Company recognized no income tax expense for 2001, and 2000 to date. The Company has net operating loss carry-forwards resulting in a potential federal tax benefit to the Company as of January 1, 2001 of approximately $9.2 million. During 2000 the Company's application to the New Jersey Division of Taxation and the New Jersey Economic Development Authority to sell its State of New Jersey Corporate Operating Losses was approved. The new law was enacted January 1, 1999 and allows emerging technology companies involved in research and development the opportunity to sell their state loss carry-forwards and research and development credits to profitable companies in the state for not less than 75% of their net tax value. The Company was able to sell its Net Operating Losses for $163,887 in 2000 and $475,285 in 1999 and has been approved to sell its loss carry-forwards again in fiscal year 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents decreased by $58,772 to $8,457 from December 31, 2000 to September 30, 2001. The net cash used in operating activities during this nine month period in 2001 was $811,190 compared to $1,802,330 in 2000.

The Company was able to raise $91,000 from the exercise of Warrants, $122,607 from the exercise of options and $376,273 through a private placement of stock. The Company was also able to enter into short term notes with individuals which totaled approximately $273,000. Cash provided by financing activities during the nine months ended September 30, 2001 was $767,209 compared to $2,106,800 in 2000.

As of September 30, 2001, the Company was in arrears for dividends payable to its Series A Preferred Stock shareholders in the amount of $70,000.

SALE OF SECURITIES DURING THE THIRD QUARTER 2001

During the third quarter, the Company issued 645,000 restricted common stock shares for cash proceeds totaling $130,000.

For the nine months ending September 30, 2001, the Company has issued 1,951,750 restricted shares for cash proceeds totaling $467,273 and 398,150 unrestricted common stock shares for cash proceeds totaling $122,607.

Part 2. Item 1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereby duly authorized.

DATE: November 14, 2001                WORLDWATER CORP.


By: s/ Quentin T. Kelly                By: s/ Terri Lyn Harris
    ---------------------------            ---------------------------
    Quentin T. Kelly                       Terri Lyn Harris
    Chairman & CEO                         Vice President - Controller