Form 10KSB
period 2001-12-31
WORLDWATER CORP
filed 2002-04-17
CIK 811271

FORM 10-KSB ANNUAL REPORT

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required) for the fiscal year ended December 31, 2001

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part ll of this Form 10-KSB or any amendment to this form 10-KSB. [X]

The issuers revenue for its most recent fiscal year was $241,045.

On April 12, 2002 the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $6,213,508.

As of April 12, 2002 the Registrant had outstanding 44,382,203 shares of Common Stock and 677,778 shares of Preferred Stock.

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

      WorldWater has also recently entered the domestic market. In February 2002, WorldWater introduced their AquaMax(TM) and SolGen(TM) technology in California at the world's largest agricultural show, the WorldAg Expo. The response from farmers was very positive as the WorldWater system enables them to save considerable money by eliminating the need to buy expensive peak period electrical grid power during the day. The WorldWater system can drive pumps up to 600 HP under the sun and automatically switches to grid connection in the evening, when grid electrical costs are reduced. The State of California (as well as other States) is offering substantial rebates and tax incentives to farmers and municipalities that utilize alternative energy. The Company is actively pursuing this large market potential.

      The Company was incorporated in the state of Nevada on April 3, 1985 under the name of Golden Beverage Company. In April 1997, the Company entered into a reverse merger transaction with WorldWater, Inc., a Delaware corporation formed in January 1984. Since the merger transaction, the Company, under the name of WorldWater Corp., has been engaged exclusively in the solar/water power industry. In June of 2000, the Company shareholders voted to change the state of incorporation from Nevada to Delaware. The Company stock is publicly traded on the OTC Bulletin Board under the symbol WWAT.OB.

      The Company maintains production, servicing and administration functions at its plant located at 55 Route 31 South in Pennington, New Jersey 08534.

                           FORM 10-KSB ANNUAL REPORT

(a)   Major Customers and Export Sales

      In addition to the recent developments in the domestic market, the Company's major customers continue to be national and regional Governments, their Ministries and Departments responsible for power and water. Prior to making a decision on specific country priorities, the Company introduced high visibility pilot projects in several countries to assess potential local opportunities. WorldWater currently has such projects operating in 17 Countries:
The Philippines, Sri Lanka, Pakistan, Tanzania, Ethiopia, Somaliland, Djibouti, Cape Verde, South Africa, Egypt, Angola, Ecuador, Namibia, Haiti, Malawi, Uganda, and the USA. Country priorities are determined by the size of the potential opportunity and the Company's ability to implement water and renewable energy solutions in that market. Once the priority country decision has been made, WorldWater sets up an oversees market subsidiary or representation and establishes an appropriate local organization. The identified country priorities include:

      Philippines: The Company has been in the Philippines since 1997 when it delivered 25 solar pumps for installation by the National Irrigation Administration (NIA) under the directive of former President Fidel V. Ramos. All projects in the Philippines have received extensive media coverage ensuring that WorldWater's programs are well recognized. The Philippines represents a major opportunity for WorldWater. In February 2000, WorldWater (Phils) Inc. was formed as a wholly owned subsidiary of WorldWater Holdings Inc. of Delaware, which is a holding company owned 100% by WorldWater Corp. The Philippine Company has an established and talented local management team who have identified several projects now in varying phases of development. The first phase of the first project, is to bring safe drinking water to 150 Municipalities in the island province of Cebu. This project was launched in November 1999 with a $235,000 U.S. Trade and Development Agency (USTDA)- supported feasibility study. The first municipality, Ronda, recently completed it's bank financing through the Philippine National Bank and is now awaiting installation which is expected to occur in May of 2002. The funding of WorldWater systems for the remaining Municipalities are being negotiated with the Philippine National Bank (PNB), Development Bank of Philippines (DBP) and the Land Bank of Philippines. The Company will implement its proprietary AquaCard(TM) (SmartCard(TM)) for the first time in the Cebu communities, enabling customers to buy the WorldWater debit card at the local bank or store. When inserted into the Company's AquaMeter(TM) at the water site, liters flow into a container until the card is removed, with the applicable number of liters debited from the card. This method eliminates collection problems and enables the communities to obtain and then pay off the Bank loans. Communities are thus able to recover their costs of supplying the equipment purchased from WorldWater. The Company intends to maintain a carrying charge of some 10 percent net of the card gross revenue for service charges during the life of the contract. In addition, the Company has been marketing its solar lanterns (SolBrite(TM)) with an opening contract in July 2001 of $50,000 to a rural area (Zambales) in Luzon. In November of 2001, WorldWater signed a contract with the Philippine Secretary of Agriculture and the Director of the U.S. Trade and Development Agency (USTDA) to perform a nationwide water study defining the scope and direction for a potential $52 million irrigation project. The USTDA is funding $302,500 for the water study, which WorldWater is now implementing.

      Sri Lanka: WorldWater submitted a bid on a Tender Offer to supply clean drinking water and electrification for households in 250 fishing villages worth $17.33 million and is currently awaiting the final award of the contract. The second phase of this project would be for 200 more villages in the Northeast
Province worth $15 million. The third phase would be for the Port Authority worth $10 million. WorldWater has been in Sri Lanka since being invited by the Ministry of Fisheries and Aquatic Resources in February 1999 to demonstrate the AquaSafe water pumping system and SolPower systems for officials on the island. The success of that demonstration brought about WorldWater's bid on the current tender offer. In this bid, WorldWater has formed a Strategic Alliance with Siemens Solar Industries of the U.S.

                           FORM 10-KSB ANNUAL REPORT

      Pakistan/Afghanistan: The Company has made a proposal to UNICEF for the use of WorldWater's solar pumping systems in the Afghanistan and Pakistan refugee camps. The business that might result from supplying water and power to the refugees and damaged villages in Afghanistan as well as Pakistan, under the auspices of UNICEF, is very substantial. Anticipated activity would be expected in the Spring of 2002 when the weather permits installation of the pumps. In addition to the refugee program, Pakistan continues to be a viable business location for WorldWater although contracts are not expected to close until Pakistan receives funding from the U.S. or other countries or agencies.

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

AquaMax2200(TM)

AquaMax2200(TM) high yield hybrid irrigation pumps take WorldWater's AquaSafe(TM) remote water pumping systems to unprecedented levels. For the first time, more than 2,000 gallons per minute of water for irrigation driving pumps up to 600HP can be powered with solar energy alone or in automatic combination with diesel generators or the electric grid. Irrigating fields in remote areas with solar requires no fuel costs, no need for regular maintenance, generate no noise and no pollution. And now with WorldWater's hybrid systems, if sun is not available, the AquaMax(TM) automatically switches to another diesel or electrical power source.

AquaDrive(TM)

The AquaDrive(TM) controller converts solar DC current to AC, then supplies the AC power to a pump from either the solar array or the grid or diesel generator or simultaneously from both sources. The hybrid operation is programmed to be completely automatic so manual intervention is not required to switch from one power source to the other.

AquaCard(TM)/ SmartCard(TM) Water Meter

The AquaCard(TM)/SmartCard(TM) water meter allows consumers to buy water with a pre-paid electronic AquaCard(TM)/SmartCard(TM). After each sale, the meter will deduct the charge and indicate the balance remaining on the card, which can be recharged at any local vendor site with additional cash payment. Designed to be tamper-proof, the meter discourages wasteful spillage. Revenue collected from the AquaCard(TM)/SmartCard(TM) is used to pay for the solar water system. Generally, after five years the community owns the system and has a source of income for the duration of the system's life, expected to exceed 20 years.

SolPower(TM) Systems

SolPower(TM)PV power systems are designed for remote homes, schools, health clinics, and village community centers. The systems produce electricity for lighting, TV, radio, computers and a host of other uses. The key market for this power system is in developing countries where those living outside major cities are not connected to the electrical grid system.

                           FORM 10-KSB ANNUAL REPORT

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

(c)   Marketing

      WorldWater's products have primarily been marketed in developing nations where there is a large demand for electrical power and clean water - literally billions of dollars annually - and more recently domestically in California. The Company's marketing efforts are largely concentrated in identifying specific project opportunities that have the potential for long-term growth and high value, and identifying institutional sources that are capable and willing to finance these projects. In general, the long-term market potential of any emerging country is less predictable compared with that of a developed industrial country because emerging nations present higher degrees of political and currency risks. WorldWater's marketing goals and forecasts are adjusted from time to time based on new developments in any particular country.

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

      The Company is addressing the uncertainty of oversees market fluctuations with a new focus on domestic business. With the recent additions of rebates and tax incentives the use of alternative energy such as solar power has become a viable alternative to electrical grid power. The Company has engaged sales representative in the State of California in conjunction with traveling headquarters staff to launch this new sales potential.

                           FORM 10-KSB ANNUAL REPORT

(d)   Market Size

      Over the last 15 years the photovoltaic (PV) industry has grown in revenues from $2 million to over $1.5 billion. By 2020, worldwide annual PV direct sales are estimated at $27 billion and related sales more than $50 billion per year as stated by the U.S. National Renewable Energy Laboratory Report, "Photovoltaics: Energy for the New Millenium," January 1, 2000. Advances in PV technology and corresponding reduction in costs continue to fuel the increasing demand for PV power. As stated earlier, the greatest potential for PV technology is in developing countries where roughly 2 billion people lack electricity and water. Applications range from remote pumping, irrigation, telecommunications and lighting, to village size power production. Worldwide PV module shipments continue at an accelerating rate.

      Based on estimates by UNDP and World Bank, to bring clean water to the 2 billion people who are without access to safe drinking water and who are targeted for such access by the international financial agencies and national and regional Governments will cost approximately $50 per person, or $100 billion total. The budgets internationally are available now and will be available in the future because governments are being forced to reallocate their funding resources to address what the WorldBank says will be the number one problem of this century - water shortages.

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

      Preliminary estimates for the California market are significant. The WorldWater AquaMax(TM) pumping systems being sought are in the $150,000 - $400,000 per system range.

(e)   Marketing Strategies

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

                           FORM 10-KSB ANNUAL REPORT

      WorldWater is also unique in that it is the only international company that provides a total solution for water and electricity needs by:

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

      Domestically, WorldWater has worked closely with Rutgers University agro-engineers and Cumberland County College in developing solar drip irrigation systems for use in fresh and brackish water. WorldWater is currently in discussions with California State University of Fresno for use of solar power in domestic irrigation.

                           FORM 10-KSB ANNUAL REPORT

(f)   Research and Development

      Research and Development expenditures were $302,332 and $390,357 in 2001 and 2000, respectively. A key strategy of WorldWater is to continue developing innovative, cutting edge products to meet water and electricity need with proprietary solar technology. The Company holds a patent on the electronic brain controller (DC to AC converter) of the AquaSafe(TM) and AquaMax2200 systems and has a patent pending on the electronics which match pump performances with available solar power input. One new product introduced this year - the AquaDrive(TM) -- allows the AquaMax(TM) system to work alone or interchangeably with existing grid electricity or diesel generators and operate pumps up to 600HP(see Item 1 (b) Products).

      Other new products under development include solar drip irrigation systems, and solar brackish water irrigation systems. The WorldWater solar drip irrigation system is in development in collaboration with Rutgers University agro-engineers. Comparisons were made between WorldWater's solar drip irrigation and diesel-powered irrigation to determine if solar was a technically and economically feasible option. Results have shown that solar actually outperformed diesel. Second tests have been completed to establish a sizing guideline to properly size the solar pump given the crop type, how much land is being irrigated, and the depth of the well. Concurrently, the solar drip irrigation system is being tested in the field in a joint venture with Cumberland County College for use with brackish water. Brackish water, a mixture of fresh and salt and useless for drinking or irrigation, is prevalent throughout most of the world. The WorldWater systems could thus have significant impact by creating new usable water sources.

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

(h)   Patents

      WorldWater has filed and been issued patents and continuations-in-part for its newly developed electronics systems and has filed for protections of its patents in certain key countries including the Philippines outside of the United States. Thomas McNulty, Sr. and Douglas Williams of WorldWater staff and Quentin
T. Kelly, Chairman and CEO, together with Princeton University engineers have been issued patents, all of which are assigned to WorldWater. The Company holds a patent on the electronic brain controller (DC to AC converter) of the AquaSafe(TM)and AquaMax2200(TM)systems. The Company also holds patent #5,163,821, the Solar Thermal Powered Water Pump. In addition the company has another patent pending on the electronic "brain" which matches pump performances with available solar power input.

                           FORM 10-KSB ANNUAL REPORT

(i)   Source and Availability of Raw Materials

      The Company's solar modules are composed of silicon and other photovoltaic materials. The chief suppliers of solar modules to WorldWater are Siemens Solar (recently merged with Shell Solar) (see Item 1 (e) Marketing Strategy), BP Solar, ECD and Matrix Technologies.

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

      The Company believes that it has a strong lead in the markets it has developed. In many regions of the world competitive products are not available. In those markets where competition exists, the most commonly encountered competitor is Grundfos A/S of Denmark, a manufacturer of a large range of water pumps including a solar pump line. Their pumps run off a specially wound AC motor, which requires periodic maintenance and replacement. In addition to the fact that this specialty pumping equipment is significantly more expensive than the conventional AC pumps that WorldWater uses, field maintenance of these units has proven to be problematic. Grundfos units are also limited in capacity to about 4 kW. WorldWater systems can comfortably operate pumps more than 10 times that capacity.

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

                           FORM 10-KSB ANNUAL REPORT

(k)   Subsidiaries

      100% wholly owned by WorldWater Corp. -
               WorldWater, Inc.
               WorldWater Holdings Inc.
               WorldWater East Africa Ltd.
               WorldWater Pakistan (Pvt.), Ltd.
               WorldWater (Phils) Inc.

(l)   Government Regulations

      Compliance with federal, state, and local provisions regarding the production and discharge of materials into the environment is expected to have no effect on capital expenditures, earnings and competitive position. The Company has a program to comply fully with the U.S. Foreign Corrupt Practices Act.

(m)   Employees

      On December 31, 2001, the company employed nine people on a full-time basis. The company also hires consultants on an as-needed basis and has informal arrangements with two water consulting companies, the hydrogeological firm of Vincent Uhl Associates and Morehouse Engineering, specialists in water pumping and distribution and waste water treatment. WorldWater is developing a worldwide capability for installing and maintaining its line of products. In some cases this involves additional consulting contracts to evaluate local water usage requirements, find the needed water sources, drill the necessary wells and supply the desired water storage facilities. It may also involve training a local installation and servicing team and supplying assistance on an as-requested basis.

Item 2. Description of Property

      The Company's executive office, manufacturing facility and research and development facility are housed in a 12,000 square foot site in Pennington, New Jersey. This facility is leased under an operating lease expiring June 14, 2002. In March of 2002, a new lease was entered in to for the same property for an additional five years. The Company also uses a second facility in Hopewell, New Jersey for conferences, meetings and demonstrations of its products. This facility is leased from the Company's CEO on a month-to-month basis (See Item
12).

Item 3. Legal Proceedings

The Company is occasionally subject to various claims and suits that arise from time to time in the ordinary course of its business. The Company is not aware of any pending or threatened litigation that could have a material adverse effect upon the company's business, financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

None

                           FORM 10-KSB ANNUAL REPORT

PART ll.

Item 5. Market for Common Equity and Related Stockholder Matters

(a)   Price Range of Common Stock.

WorldWater Corp.'s common stock is traded on the OTC Electronic Bulletin Board and is listed under the stock symbol "WWAT.OB". High and low bid quotations are listed below:

                                        For the year ended December 31, 2001

                                                HIGH            LOW

First Quarter .....................             $0.75          $0.40
Second Quarter ....................             $0.64          $0.33
Third Quarter .....................             $0.41          $0.12
Fourth Quarter ....................             $0.34          $0.15

(b)   Holders of Common Stock

As of April 12, 2002, the common stock price was $0.14 and there were approximately 780 shareholders of record for the Company's common stock. The number of record holders does not include holders whose securities are held in street name.

(c)   Dividends

The Company has not declared or paid, nor has it any intention to pay any cash dividends on its common stock in the foreseeable future.

(d)   Redemption Provisions of Preferred Stock

The Company issued 66,667 shares and 1,111,055 shares in 2001 and 2000, respectively, of Series A 7% three year Convertible Preferred Stock at $0.90 per share. The Series A Preferred Shares are callable at $1.80 if the market bid price remains over the call level for 20 days.

In November 2001 the Company converted 1,111,055 shares plus accrued interest of $104,995 at $0.25 per share for a total of 4,419,777 common shares.

In 2000 the Company sold 611,111 shares of Series B 7% three year Convertible Preferred Stock at $0.90 per share. The Series B Preferred Stock proceeds are intended to be used by the Company for the initial operating requirements of WorldWater (Phils) Inc., the Philippine subsidiary wholly owned by WorldWater Corp. Therefore the conversion privilege is either into 10% of WorldWater (Phils) Inc. or into 611,111 shares of WorldWater Corp. stock.

The Company will pay 7% dividends annually on both the Series A and Series B Preferred Stock based on its per share value as determined by the Board of Directors based upon the results of operations and the financial condition of the Company.

SALES OF RESTRICTED SECURITIES DURING THE FOURTH QUARTER 2001

Equity Investment

      Various individuals invested $104,000 in the Company purchasing 775,000 shares.

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

Results of Operations

Year Ended December 31, 2001 ( "Fiscal 2001" )
Compared to December 31, 2000 ( "Fiscal 2000" )

      The net revenues decreased slightly to $241,045 from $279,531 in 2000 primarily due to fewer equipment sales. The Company continued to target its sales efforts towards large contracts and is involved in ongoing negotiations pending contracts with several countries (see Item 1(a) Major Customers).

      Cost of sales for the year was $181,526, which reflects the fixed overhead required to sell into an international market, while retaining experienced solar industry engineers.

      Research and Development expenses were $302,332 in 2001 compared to $390,357 in 2000, reflecting a continuing effort to introduce new technology and technological improvements into the Company's products (see Item 1(b) Products and Item 1(f) Research and Development) while maintaining expenses.

      Marketing, General and Administrative expenses were $1,220,335 in 2001, compared to $1,578,582 in 2000, a decrease of 23%. The decrease can be significantly attributed to: lower management salaries, travel and telephone expenses also contributed to the decrease as WorldWater employees who traveled overseas extended their time in country to decrease the number of trips while in pursuit of financing and negotiating pending contracts. Focus was placed on particular markets that were considered to be the most imminent and tighter controls were also implemented on marketing material expenses.

      The Net Loss of $1,577,217 resulted partially from the marketing process of proposing, presenting and demonstrating the Company's new technology to appropriate officials of developing countries and the resultant lag time between agreements and annual budgeting (see item 1(a) and (c)). The Company's marketing efforts with its successful feasibility studies was not able to secure contracts in time to book revenues in 2001. Management continues to focus its efforts on those countries among the emerging nations which can assume financing arrangements offered through the Company's financing programs. The Company has also placed new focus on domestic business which is anticipated to produce revenues early in 2002.

                           FORM 10-KSB ANNUAL REPORT

Liquidity and Capital Resources

      Net cash used by all activities in 2001 was $49,114 as compared to $128,071 in 2000. The cash used in operating activities was $998,368 compared to $1,897,726 in 2000. The decrease in Marketing, General and Administrative expenses (see Results of Operations) and the accrual of accounts payable and salaries are the primary reasons for the decreased consumption of cash. Accounts payable increased $164,437 as compared to a decrease of $248,622 in 2000.
Accrued salaries increased $24,443 as compared to a decrease of $72,550 the previous year.

      The Company was able to raise approximately $481,000 through private equity placements, $91,000 through the exercise of warrants and $123,000 from the exercise of options.

      The Company paid no federal or state  income taxes in 2001,  and ended the
year  with  a  federal  net  operating  loss   carryforward   of   approximately
$1,381,244.

      During 2001 the Company's application to the New Jersey Division of Taxation and the New Jersey Economic Development Authority to sell its State of New Jersey Corporate Net Operating Losses was approved. The new law was enacted January 1, 1999 and allows emerging technology companies involved in research and development the opportunity to sell their state loss carryforwards and research and development credits to profitable companies in the state for not less than 75% of their net tax value. The Company was able to sell its Net Operating Losses for approximately $145,000.

Item 7. Financial Statements

      The financial statements of the Company, including the notes thereto, together with the report of the independent public accountant thereon, are presented beginning at page F-1.

Item  8.  Changes  in and  Disagreements  with  Accountants  on  Accounting  and
Financial                                                             Disclosure

Not Applicable.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Name of Executive Officer           Age              Office

Quentin T. Kelly                    67               Chairman & CEO
Dr. Anand Rangarajan                52               Executive Vice President
Peter I. Ferguson                   58               Vice President
Terri Lyn Harris                    35               Vice President - Controller
Stephen A. Salvo                    52               Secretary

Name of Director                    Age              Term of Office
                                                     Commenced

Quentin T. Kelly                    67                   1984
Joseph Cygler                       66                   1993
Rolf Haefeli                        36                   1997
Dr. Davinder Sethi                  52                   1999
Lange Schermerhorn                  62                   2001

                           FORM 10-KSB ANNUAL REPORT

Quentin T. Kelly founded WorldWater in 1984 as a consulting and R&D company and has been Chairman and CEO since then. Mr. Kelly was previously Director of Information Services and Assistant to the President of Westinghouse Electric Corporation from 1965 to 1971 and subsequently became President of Kelly-Jordan Enterprises, Inc., a leisure products company from 1971 to 1975, and then President of Pressurized Products, Inc., manufacturers and international marketers of specialized water systems and products, from 1976 to 1984. Mr. Kelly is an alumnus of Kenyon College and holds three U.S. patents relating to water systems. He has many years' experience in international business relating to water and power needs in the developing world. He has worked on water supply and solar power projects with governments and several of the international assistance agencies (USAID, UNDP and UNICEF) and more than a dozen governments and private contractors throughout the world.

James S. Farrin was President and Chief Operating Officer until October of 2001 and remains an active advisor and consultant to the Company. Mr. Farrin is former President of The Mennen Company, International Division. Under his leadership the Division doubled sales and quadrupled profit in four years. Mr. Farrin has extensive international experience in consumer packaged goods with Fortune 500 companies. He has lived and worked in nine overseas countries in seventeen years in Asia, Latin America and Europe. He is a graduate of Princeton University (BA) and Stanford University (MBA).

Dr. Anand Rangarajan, Executive Vice President, is a solar and water pump specialist. He has 20 years experience in all aspects of the solar electric business and has pioneered the development of several proprietary solar water pumping systems, products and markets. His systems have been installed in over 20 countries. He holds his Ph.D. in Engineering from University of Wisconsin.

Peter I. Ferguson, Vice President of Administration, joined WorldWater in 1989. He previously served as a Vice President and general management executive and accountant for companies in New York and New Jersey. He graduated from Rutgers University in Accounting and Management.

Terri Lyn Harris, Vice President-Controller, joined WorldWater in 1999 after 3 years of consulting to the Company. She spent 10 years as the Controller for a publicly traded international manufacturing company. Ms. Harris graduated from Ursinus College with a degree in Economics and holds an MBA from Rider University.

Stephen A. Salvo is a partner in the law firm of Salvo, Russell, Fichter and Landau, specializing in corporate and securities matters, and is the Company's securities counsel.

Joseph Cygler has been a Director of WorldWater since January of 1984, and a former Vice President of Marketing and Executive Vice-President. He has been Chief Executive Officer of the CE&O Group, an organization assisting companies in operations management, since 1986. Previously he was an executive at Kepner-Tregoe, Inc., an international business consulting firm, from 1976 to 1986, an executive with Honeywell Information Systems from 1964 to 1976, and a marketing representative with International Business Machines from 1961 to 1964. Mr. Cygler has a BS in Engineering from the U.S. Military Academy at West Point.

Rolf Haefeli, a Director of WorldWater, is President of Haefeli Asset Management based in Switzerland, principal investors in the Company. He is a graduate in Environmental Economics from the University of Zurich.

Dr. Davinder Sethi, a Director of WorldWater, is currently an independent advisor and investor in the fields of information technologies and finance, with experience spanning academia, research, business and investment banking. Previously, he served as Director and Senior Advisor to Barclays de Zoete Wedd, advising global providers of information technologies to develop and execute corporate development opportunities. Prior to Barclays de Zoete Wedd, Dr. Sethi spent seven years at Bell Laboratories in operation research and communications network planning and seven years in corporate finance at AT&T. He holds a Ph.D. and M.S. in Operations Research, Economics and Statistics from the University of California, Berkeley, and is a graduate of the Executive Management Program from Penn State.

                           FORM 10-KSB ANNUAL REPORT

Lange Schermerhorn, retired U.S. Ambassador to Djibouti, is an economist who has spent 30 years in the Foreign Service and has covered the globe as a senior foreign officer in such places as Brussels, where she was Deputy Chief of Mission, with specific emphasis on economics relating to NATO and EU. She has also had significant Foreign Service experience in Sri Lanka, Vietnam, Tehran, London and Washington D.C. Ms. Schermerhorn's education and related experience include Mt. Holyoke College (B.A. 1961), Harvard Business School, and National War College.

Item 10. Executive Compensation

Quentin T. Kelly, President and CEO, had a contract for an annual salary of $42,000. However Mr. Kelly did not receive his full salary during the years 1994-1999 and 2001 and has accrued salary payments of which $43,950 remains outstanding at December 31, 2001.

Name and Principal Position       Year     Salary      Bonus     Other Annual   All Other
                                                                 Compensation   (Prior)
Quentin T. Kelly                  2001    $33,600       $0            $0         $0
                                  2000    $42,000       $0            $0         $35,250

Item 11. Security Ownership of certain Beneficial Owners and Management

The following tables set forth the number and percentage of the shares of the registrant's Common stock owned as of April 14, 2002 by all persons known to the registrant who own more than 5% of the outstanding number of such shares, by all directors of the registrant, and by all officers and directors of the registrant as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

Common Stock

                                       Number of Shares             Percent
Name                                   Beneficially Owned (1)       of Class
----                                   ----------------------       --------

Kuekenhof Partners L.P. and
Kuekenhof Equity Fund L.P.                  3,334,000                 7.6%
Quentin T. Kelly                            2,930,000                 6.7%
Joseph Cygler                                 634,300                 1.5%
Rolf Haefeli                                  487,713                 1.1%
Peter I. Ferguson                             332,750                   *%
Dr. Davinder Sethi                            150,000                   *%
Dr. Anand Rangarajan                          120,000                   *%
Terri Lyn Harris                               95,000                   *%
Lange Schermerhorn                             50,000                   *%

All Directors and Officers
as a group (8 persons)                      4,799,763                11.0%

*Less than 1%

(1) For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares of Common Stock that such person has the right to acquire within 60 days of April 14, 2002. For purposes of computing the percentage of outstanding shares of Common Stock held by each person or group of persons named above, any security which such person or persons has or have the right to acquire within such a date is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except community property laws, the Company believes based on information supplied by such persons, that the persons named in this table have sole voting and investment power with respect to all shares of Common Stock which they beneficially own.

                           FORM 10-KSB ANNUAL REPORT

Item 12. Certain Relationships and Related Transactions

Included in notes payable and long-term debt at December 31, 2001 and 2000, are amounts payable to employees, directors and their immediate relatives as follows:

                                                          2001              2000
                                                          ----              ----

      Directors                                      $   3,000         $   3,000
      Employees                                         78,500            38,000
      Immediate relatives                                    0                 0
                                                     ---------         ---------
          Total                                      $  81,500         $  41,000
                                                     =========         =========

The Company occupied space in 2001 and 2000 that is owned by its Chairman/CEO and leased this space on a month to month basis. The amount paid to the Chairman/CEO amounted to $30,000 in each of 2001 and 2000.

                           FORM 10-KSB ANNUAL REPORT

Part IV

Item 13. Exhibits List and Reports on Form 8-K

         None

Signatures

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WorldWater Corp.
(Registrant)

By:                                                         Date: April 12, 2002
------------------------------                                    --------------
Quentin T. Kelly, Chairman/CEO

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                 Title                                   Date

                          Chairman/Chief Executive
----------------------    Office                                  April 15, 2002
Quentin T. Kelly

                          Vice President/Controller               April 15, 2002
----------------------
Terri Lyn Harris

                          Director                                April 15, 2002
----------------------
Joseph Cygler

                          Director                                April 15, 2002
----------------------
Rolf Haefeli

                          Director                                April 15, 2002
----------------------
Dr. Davinder Sethi

                          Director                                April 15, 2002
----------------------
Lange Schermerhorn

                        WORLDWATER CORP. AND SUBSIDIARIES

                        Consolidated Financial Statements

                           December 31, 2001 and 2000

                        WORLDWATER CORP. AND SUBSIDIARIES

                           December 31, 2001 and 2000

                                Table of Contents

                                                                    Page
                                                                    ----

Independent Auditors' Report                                        F-2

Financial Statements:

    Consolidated Balance Sheets                                     F-3

    Consolidated Statements of Operations                           F-4

    Consolidated Statements of Stockholders' Deficiency             F-5

    Consolidated Statements of Cash Flows                           F-6

    Notes to Consolidated Financial Statements                      F-7 - F-23

                          Independent Auditors' Report

To The Board of Directors and Shareholders,
WorldWater Corp:

We have audited the accompanying consolidated balance sheets of WorldWater Corp. and Subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financials statements of WorldWater (Phils.), Inc., a wholly-owned subsidiary, which statements reflect total assets of 33 and 19 percent and revenues constituting 25 and 0 percent, respectively, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amount included for WorldWater (Phils.), Inc., is based solely on the report of other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provided a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WorldWater Corp. and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Civale, Silvestri, Alfieri, Martin & Higgins, LLC
Mercerville, New Jersey
April 13, 2002

                        WORLDWATER CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2001 and 2000

       Assets                                                           2001             2000
                                                                        ----             ----
Current Assets:
    Cash                                                             $     18,115    $     67,229
    Accounts receivable, net of allowance for doubtful
        accounts of $3,760 in 2001 and $10,000 in 2000                     53,634         106,313
    Inventory                                                              55,118          88,707
    Prepaid expenses                                                       15,746           6,654
                                                                     ------------    ------------
       Total Current Assets                                               142,613         268,903
    Equipment and leasehold improvements, Net                             117,698         158,123
    Deposits                                                                4,773          14,273
                                                                     ------------    ------------
       Total Assets                                                  $    265,084    $    441,299
                                                                     ============    ============

       Liabilities and Stockholders' (Deficiency)

Current Liabilities:
    Line of Credit                                                   $         --    $     50,388
    Notes payable                                                         167,000           7,000
    Notes payable, related parties                                         81,500          41,000
    Current maturities of long-term debt                                  177,199         163,480
    Accounts payable                                                      325,477         161,040
    Accrued interest                                                      113,867          89,842
    Accrued salaries                                                      143,393         118,950
    Accrued payroll taxes                                                 122,362          18,630
    Customer deposits                                                          --          14,446
    Other accrued expenses                                                 12,968          10,089
                                                                     ------------    ------------
       Total Current Liabilities                                        1,143,766         674,865
    Long-term debt                                                         61,270          20,480
                                                                     ------------    ------------
       Total Liabilities                                                1,205,036         695,345
                                                                     ------------    ------------
Stockholders' Equity:
    Preferred Stock 7% Convertible,$.01 par value;
      authorized 10,000,000; issued
      and outstanding at December 31, 2001:

          Series A  66,667 shares, liquidation preference $60,000             667          11,111
          Series B  611,111 shares liquidation preference $550,000          6,111           6,111
    Common stock, $.001 par value; authorized 50,000,000;
       issued and outstanding 40,761,489 and 32,330,811
       shares at December 31, 2001 and 2000, respectively                  40,761          32,331
    Additional paid-in capital                                         11,748,389      10,844,423
    Accumulated other comprehensive expense                               (10,641)             --
    Accumulated deficit                                               (12,725,239)    (11,148,022)
                                                                     ------------    ------------
       Total Stockholders' (Deficiency)                                  (939,952)       (254,046)
                                                                     ------------    ------------
       Total Liabilities and Stockholders' (Deficiency)              $    265,084    $    441,299
                                                                     ============    ============

                 The Notes to Consolidated Financial Statements
                    are an integral part of these statements.

                        WORLDWATER CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   For the years ended December 2001 and 2000

                                                      2001            2000
                                                      ----            ----
Revenue:
    Equipment sales                               $    118,212     $    159,025
    Service                                            122,833          120,506
                                                  ------------     ------------
        Total Revenue                                  241,045          279,531
                                                  ------------     ------------
Cost of Goods Sold                                     181,526          247,710
                                                  ------------     ------------
Gross Profit                                            59,519           31,821
                                                  ------------     ------------
Operating Expenses:
    Research and development expense                   302,332          390,357
    Marketing, general and
      administrative expenses                        1,220,335        1,578,582
                                                  ------------     ------------
        Total Expenses                               1,522,667        1,968,939
                                                  ------------     ------------
Loss from Operations                                (1,463,148)      (1,937,118)
                                                  ------------     ------------
Other Expense (Income)
    Interest expense                                   187,980           42,025
    Interest income                                        (63)         (18,008)
    Other                                               71,300           21,703
                                                  ------------     ------------
        Total Other Expense (Income), Net              259,217           45,720
                                                  ------------     ------------
Net loss before income taxes and
  extraordinary item                                (1,722,365)      (1,982,838)
Benefit for sale of NJ net
  operating losses                                     145,148          163,887
                                                  ------------     ------------
Net loss before extraordinary item                  (1,577,217)      (1,818,951)
                                                  ------------     ------------
Extraordinary Item

    Gain on extinguishment of debt                          --          114,772
                                                  ------------     ------------

Net Loss Applicable to Common Shareholders        $ (1,577,217)    $ (1,704,179)
                                                  ============     ============

Net Loss Applicable per Common Share:
     Basic                                        $      (0.05)    $      (0.06)
                                                  ============     ============
     Diluted                                      $      (0.05)    $      (0.06)
                                                  ============     ============

Shares used in Per Share Calculation:
     Basic                                          33,832,459       30,783,796
                                                  ============     ============
     Diluted                                        33,832,459       30,783,796
                                                  ============     ============

                 The Notes to Consolidated Financial Statements
                    are an integral part of these statements.

                        WORLDWATER CORP. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY For the
                     years ended December 31, 2001 and 2000

                                                                                         Additional    Additional
                                                                                           Paid-In      Paid-In
                                           Common Stock           Preferred Stock          Capital      Capital
                                       Shares      Par Value    Shares     Par Value      (Common)     (Preferred)
                                       ------      ---------    ------     ---------     ----------    -----------
Balance, December 31, 1999            27,125,854    $27,126           --          --    $ 7,628,467    $       --
Issuance of preferred stock
  for cash - Series A                                          1,111,055      11,111             --       988,839
Issuance of preferred stock
  for cash - Series B                                            611,111       6,111             --       543,889
Private placement issuance
  costs                                       --         --           --          --        (10,000)     (150,000)
Issuance of common stock
  for cash                             1,000,000      1,000           --          --        199,000            --
Issuance of common stock
  for warrants exercised               1,023,667      1,024           --          --        464,117            --
Debt and accrued interest
  converted to common stock            2,757,385      2,757           --          --      1,103,745            --
Issuance of common stock
  for services                            28,340         28           --          --         23,993            --
Issuance of common stock
  for options                            338,065        338           --          --         39,423            --
Issuance of options for
  services                                    --         --           --          --         12,950            --
Issuance of common stock
  for WorldWater Inc. shares              57,500         58           --          --             --            --
Net loss                                      --         --           --          --             --            --
                                     -----------    -------   ----------    --------    -----------    ----------
Balance, December 31, 2000            32,330,811     32,331    1,722,166      17,222      9,461,695     1,382,728
                                     ===========    =======   ==========    ========    ===========    ==========
Conversion of preferred stock
   - Series A                          4,419,778      4,420   (1,111,055)    (11,111)     1,100,525      (988,839)
Issuance of preferred stock
  for cash - Series A                                             66,667         667             --        59,333
Private placement issuance
  costs                                       --         --           --          --       (112,720)           --
Issuance of common stock
  for cash                             2,456,000      2,455           --          --        486,978            --
Issuance of common stock
  for warrants exercised                 270,750        271           --          --         78,729            --
Issuance of common stock
  for services                           886,000        886           --          --        157,750            --
Issuance of common stock
  for options exercised                  398,150        398           --          --        122,210            --
Comprehensive loss:
  Net loss                                    --         --           --          --             --            --
Other comprehensive expense -
  Currency translation adjustment             --         --           --          --             --            --


Total comprehensive loss
                                     -----------    -------   ----------    --------    -----------    ----------
Balance, December 31, 2001            40,761,489    $40,761      677,778    $  6,778    $11,295,167    $  453,222
                                     ===========    =======   ==========    ========    ===========    ==========

                                                      Accumulated
                                                         Other
                                     Accumulated     Comprehensive
                                       Deficit       Income (Loss)         Total
                                       -------       -------------         -----
Balance, December 31, 1999           ($9,443,843)     $      0         ($1,788,250)
Issuance of preferred stock
  for cash - Series A                         --            --             999,950
Issuance of preferred stock
  for cash - Series B                         --            --             550,000
Private placement issuance
  costs                                       --            --            (160,000)
Issuance of common stock
  for cash                                    --            --             200,000
Issuance of common stock
  for warrants exercised                      --            --             465,141
Debt and accrued interest
  converted to common stock                   --            --           1,106,502
Issuance of common stock
  for services                                --            --              24,021
Issuance of common stock
  for options                                 --            --              39,761
Issuance of options for
  services                                    --            --              12,950
Issuance of common stock
  for WorldWater Inc. shares                  --                                58
Net loss                              (1,704,179)           --          (1,704,179)
                                    ------------      --------         -----------
Balance, December 31, 2000           (11,148,022)           --            (254,046)
                                    ============      ========         ===========
Conversion of preferred stock
   - Series A                                 --            --             104,995
Issuance of preferred stock
  for cash - Series A                         --            --              60,000
Private placement issuance
  costs                                       --            --            (112,720)
Issuance of common stock
  for cash                                    --            --             489,433
Issuance of common stock
  for warrants exercised                      --            --              79,000
Issuance of common stock
  for services                                --            --             157,750
Issuance of common stock
  for options exercised                       --            --             122,608
Comprehensive loss:
  Net loss                            (1,577,217)           --          (1,577,217)
Other comprehensive expense -
  Currency translation adjustment             --       (10,641)            (10,641)
                                                                       -----------
Total comprehensive loss                                                (1,587,858)
                                    ------------      --------         -----------
Balance, December 31, 2001          ($12,725,239)     $(10,641)          ($939,952)
                                    ============      ========         ===========

   The Notes to Consolidated Financial Statements are an integral part of these statements.

                        WORLDWATER CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 For the years ended December 31, 2001 and 2000

                                                        2001            2000
                                                        ----            ----

Cash Flows from Operating Activities:
    Net loss                                         $(1,577,217)   $(1,704,179)
    Adjustments to reconcile net loss to
       net cash used in operating activities:
           Depreciation                                   45,048         36,077
           Issuance of options for service
             and interest                                 78,250         12,950
           Issuance of stock for service                  60,000         24,021
           Allowance for doubtful accounts                (6,240)        10,000
           Currency translation adjustment               (10,641)            --
           Changes in assets and liabilities:
               Accounts receivable                        58,919         45,748
               Inventory                                  33,589         (7,170)
               Prepaid expenses                           (9,092)        (6,154)
               Accounts payable                          164,437       (248,622)
               Accrued payroll taxes                     106,611             --
               Customer deposits                           9,500         (5,889)
               Accrued interest                           24,025         18,042
               Accrued salaries                           24,443        (72,550)
                                                     -----------    -----------
                   Net Cash (Used in)
                     Operating Activities               (998,368)    (1,897,726)
                                                     -----------    -----------

Cash Flows from Investing Activities:
    Purchase of equipment and leasehold
      improvements                                        (4,623)      (156,413)
    Decrease (increase) in deposits                      (14,446)        (5,889)
                                                     -----------    -----------
                   Net Cash Provided by
                     (Used in) Investing
                     Activities                          (19,069)      (162,302)
                                                     -----------    -----------

Cash Flows from Financing Activities:
    Proceeds from issuance of long-term debt              10,000         28,460
    Payments on long-term debt                            (5,879)      (115,500)
    Proceeds from issuance of notes payable              406,000         70,388
    Payments on notes payable                           (205,500)      (146,301)
    Proceeds from issuance of common stock               796,922        704,960
    Private placement issuance costs                     (33,220)      (160,000)
    Proceeds from issuance of preferred stock                 --      1,549,950
                                                     -----------    -----------
                   Net Cash Provided by
                     Financing Activities                968,323      1,931,957
                                                     -----------    -----------

Net Increase (Decrease) in Cash                          (49,114)      (128,071)
Cash and cash equivalents at Beginning of Year            67,229        195,300
                                                     -----------    -----------

Cash at End of Year                                  $    18,115    $    67,229
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

(2) Summary of Significant Accounting Policies

      Description of the Business

      The Company operates in one business segment as a full-service water management and solar energy company, designing, developing and marketing technology relating to water needs and solar power applications. The Company advises and supplies governments and industry throughout the world on solar electric applications and on all phases of water needs. The Company's primary customers are developing countries, which require non-traditional means of fulfilling their energy and water needs.

      Principles of Consolidation

      The  consolidated   financial   statements   include  the  parent  company
      WorldWater Corp., and its controlled wholly owned subsidiary company, WorldWater (Phils) Inc. and certain other inactive subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

      WorldWater Corp., 100% wholly owned inactive subsidiaries include -
               WorldWater, Inc.
               WorldWater Holdings Inc.
               WorldWater East Africa Ltd.
               WorldWater Pakistan (Pvt.), Ltd.

                        WORLDWATER CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(2) Summary of Significant Accounting Policies (continued)

      Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, foreign currency translation, depreciation, taxes and the value of shares issued. Although these estimates are based on management's best knowledge of current events and actions that the company may undertake in the future, actual results may be different from the estimates.

      Foreign Currency Translation

      For  International   subsidiaries,   asset  and  liability   accounts  are
      translated  at year-end  rates of exchange  and revenue and  expenses  are translated at average exchange rates prevailing during the year. For subsidiaries whose functional currency is deemed to be other than the U.S. dollar, translation adjustments are included as a separate component of other comprehensive income and shareholders' deficiency. Currency transaction gains and losses are recorded in income.

      Comprehensive Loss

      Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" establishes standards for reporting and presentation of comprehensive loss and its components in a full set of financial statements. Comprehensive loss consists of net loss and foreign currency translation and is presented in the consolidated statements of stockholders' deficiency. SFAS No. 130 requires only additional disclosures in the financial statements; it does not affect the Company's financial position or results of operations.

      Revenue Recognition

      The Company recognizes revenue when it is realizable and earned. The Company reduces revenue for estimated customer returns and allowances. The following are the specific revenue policies for each major category of revenue.

                        WORLDWATER CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(2) Summary of Significant Accounting Policies (continued)

      Revenue Recognition (continued)

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

      Grants

      Grants made on the basis of entitlement periods are recorded as revenue when entitlement occurs.

      Accounting for Income Taxes

      Deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and the tax basis of assets and liabilities, operating losses, and tax credit carry forwards. Deferred income taxes are measured using the enacted tax rates and laws that are anticipated to be in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by valuation allowance for any tax benefits which are not expected to be realized. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

                        WORLDWATER CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(2) Summary of Significant Accounting Policies (continued)

      Cash and Cash Equivalents

      The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The carrying amount of cash and cash equivalents approximates its fair value due to its short-term nature.

      Inventory

      Inventory is stated at the lower of cost or market determined by the First-In, First-Out (FIFO) method. Inventory consists mainly of purchased system components.

      Equipment and Leasehold Improvements

      Equipment and leasehold improvements are carried at cost, less accumulated depreciation and are depreciated for financial reporting purposes using the straight-line method. Depreciation for income tax purposes is computed using accelerated methods. The estimated useful lives are: computers and information equipment, 5 years, office furniture, vehicles, and test and assembly fixtures, 5 to 7 years: leasehold improvements, 7 years. Upon retirement or disposal, the asset cost and related accumulated depreciation are removed from the accounts and the net amount, less any proceeds, is charged or credited to income.

      Expenditures for maintenance and repairs are expensed as incurred. Expenditures, which significantly increase asset value or extend useful lives, are capitalized.

      Research and Development Expense

      Costs incurred for research and development, including maintenance costs in the development stage, are expensed as incurred. Enhancements to products are capitalized once technological feasibility has been established.

      Long-Lived Assets

      Long-lived assets are comprised of equipment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An estimate of undiscounted future cash flows produced by the asset is compared to the carrying amount to determine whether impairment exists.

                        WORLDWATER CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(2) Summary of Significant Accounting Policies (continued)

      Common Stock

      Common stock refers to the $0.001 par value capital stock as designated in the company's Certificate of Incorporation.

      Preferred Stock

      Preferred stock refers to the $0.01 par value preferred stock as designated in the company's Certificate of Incorporation.

      Stock-Based Compensation

      The Company granted options for a fixed number of shares to key employees and consultants with the exercise price equal to the fair value of shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees", and, accordingly recognizes no compensation expense for the stock option grants. The Company has adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", which permits entities to provide pro forma net income (loss) disclosure for stock-based compensation as if the fair-value method had been applied.

      Transactions with non-employees, in which goods or services are considered received for the issuance for equity instruments, are accounted for under the fair value method defined in SFAS No. 123.

      Equity Security Transactions

      Since inception, the Board of Directors has established the fair value of common stock based upon quoted market prices existing at the dates such equity transactions occurred.

      Net Loss Per Common Share

      Basic earnings (net) per share is based upon weighted-average common shares outstanding. Dilutive earnings per share is computed using the weighted-average common shares outstanding plus any potentially dilutive securities including stock options, warrants, and convertible debt. Options, warrants and convertible debt were not included in the computation of diluted net loss per common share because, the effect in years with a net loss are antidilutive. As of December 31, 2001 and 2000 9,937,088 and 7,032,774 potentially dilutive securities were not included in the earnings per share calculation.

                        WORLDWATER CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(2) Summary of Significant Accounting Policies (continued)

      Reclassification

      Certain prior year balances have been reclassified to conform to current year presentation.

      New Accounting Standards

      Standards implemented

      In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations". SFAS 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method. We do not believe that the adoption of SFAS No. 141 will have an impact on our consolidated financial statements.

      In July 2001, FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires goodwill and other intangible assets with indefinite lives to no longer be amortized, but instead tested for impairment at least annually. In addition, the standard includes provisions for the reclassification of certain existing intangibles as goodwill and reassessment of the useful lives of existing recognized intangibles. The standard is effective for fiscal years beginning after December 15, 2001. We do not believe that the adoption of SFAS No. 142 will have an impact on our consolidated financial statements because we have no goodwill or intangible assets.

      In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires the recognition of a liability for an asset retirement in the period in which it is incurred. A retirement obligation is defined as one in which a legal obligation exists in the future resulting from existing laws, statues or contracts. The standard is effective for fiscal years beginning after June 15, 2002. We do not believe the adoption of SFAS No. 143 will have a material impact on our consolidated financial statements.

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes both SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for
      Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a business segment (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in

                        WORLDWATER CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(2) Summary of Significant Accounting Policies (continued)

      New Accounting Standards

      Standards implemented

      SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No.
      121. For example, SFAS No. 144 provides guidance on how long-lived assets that are used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of APB No. 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142, Goodwill and Other Intangible Assets.

      The Company is required to adopt SFAS No. 144 no later than the year beginning after December 15, 2001, and plan to adopt its provisions for the quarter ending March 31, 2002. The Company does not expect the adoption of SFAS No. 144 for assets held for use to have a material impact on our consolidated financial statements because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121. The provisions of the new standard for assets held for sale or disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Accordingly, the Company cannot determine the potential effects that the adoption of these provisions of SFAS No. 144 will have on our consolidated financial statements.

(3) Going Concern

      These consolidated financials are presented on the basis that the Company will continue as a going concern. The going concern concept contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company's working capital deficit and stockholder's deficiency raises substantial doubt about the Company's ability to continue as a going concern. Management continues to raise capital through the sale of common stock and additional borrowings. In addition, management is continuing to market their products domestically and internationally. However, there can be no assurances that the company will be successful in these efforts. The consolidated financial statements do not include any adjustments that might result from the outcome of this going concern uncertainty.

                        WORLDWATER CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(4) Equipment and Leasehold improvements

      Equipment and leasehold improvements consist of the following at December 31:

                                                          2001           2000
                                                          ----           ----
     Computers                                          $ 30,117      $ 30,117
     Office furniture and equipment                      100,775        95,560
     Test and assembly fixtures                           33,550        33,550
     Vehicles                                             92,307        92,899
     Leasehold improvements                                8,123         8,123
                                                        --------      --------

                                                         264,872       260,249

     Less: Accumulated depreciation                      147,174       102,126
                                                        --------      --------

     Equipment and leasehold improvements, net          $117,698      $158,123
                                                        ========      ========

(5) Notes Payable

      The Company has outstanding several notes payable in the aggregate amounts of $248,500 and $48,000 at December 31, 2001 and 2000, respectively. The effective interest rates on these notes range from 0.00% to 10%. All outstanding notes payable are unsecured.

(6) Long-Term Debt

      Long-term debt consist of the following
      at December 31:                                      2001         2000
                                                           ----         ----

      Loans payable to individuals, with no stated
      interest  rate  or  maturity   date.   These
      uncollateralized  notes are  convertible  at
      the  option  of the  holder  at  $0.495  per
      common  share for  106,060  shares of common
      stock.  These  loans  mature  at a date  six
      months  after the  closing of the  Company's
      first public offering.                              $52,500      $52,500

      Loan payable to an individual  dated October
      14, 1992,  bearing  interest at 8.00 percent
      per annum with an original  maturity date of
      October 14, 1997.  Payment of principal  and
      accrued  interest were due at maturity.  The
      loan is uncollateralized  and is convertible
      at the  option of the  holder at the rate of
      $0.40  per  share  for  a  total  conversion
      amount of 125,000 shares of common stock.            50,000       50,000

                        WORLDWATER CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

6) Long-Term Debt (continued)

                                                            2001        2000
                                                            ----        ----

      Balance Carryforward                               $102,500     $102,500

      Loans payable to individuals  dated July 17,
      1995  through   February  25,  1997  bearing
      interest at 10.00  percent per annum and due
      on demand.The loans are uncollateralized and
      are  convertible at the option of the holder
      at $0.50 per common share for 106,000 shares
      of common  stock.  In addition,  all holders
      were  granted   602,965   warrants  for  the
      purchase  of  common  stock at the  price of
      $0.60 per share.                                     53,000       53,000

      Loan payable to an individual dated December
      14, 2001,  bearing  interest at 8.00 percent
      per annum with a maturity  date of September
      14, 2003. The loan is  uncollateralized  and
      is  convertible  at the option of the holder
      at $0.25 per common share for 40,000  shares
      of common stock.                                     10,000           --

      Loans   payable  to   certain   institutions
      collateralized  by  autos  with  a net  book
      value of  approximately  $21,727  payable in
      monthly installments of approximately $800.          20,131       28,460

      Loan payable to PNC Bank dated November 2001
      bearing  interest at 7.75% per annum payable
      in  monthly  installments  of  $813  with  a
      maturity   date  of  November  2008  and  is
      guaranteed by the Chairman.                          52,838           --
                                                         --------     --------

      Total                                              $238,469     $183,960

      Less current maturities                             177,199      163,480
                                                         --------     --------
      Total long-term debt                               $ 61,270     $ 20,480
                                                         ========     ========

      The current maturities of long-term debt are:
                           2002                          $177,199
                           2003                            21,269
                           2004                             6,953
                           2005                             7,512
                           2006 thereafter                 25,536
                                                         --------

                                                         $238,469
                                                         ========

                        WORLDWATER CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

6) Long-Term Debt (continued)

      In July 2000, the Company entered into a $50,000 Line of Credit with a commercial bank, of which approximately $50,000 was outstanding at December 31, 2000. In November of 2001, the Line of Credit and accrued interest was converted to a 7 year term loan payable in monthly installments bearing interest at a fixed rate of 7.75% per annum and is included in long-term debt.

(7) Income Taxes

      The components of income tax expense (benefit) are as follows:

                                                 2001               2000
                                                 ----               ----
      Federal:
        Current                                $     --           $     --
        Deferred                                     --                 --
                                               --------           --------
                                               $     --           $     --
                                               ========           ========

      State:
        Current                                $145,148           $163,887
        Deferred                                     --                 --
                                               --------           --------
                                               $145,148           $163,887
                                               ========           ========

      Total income tax benefit for the years ended is different from the amount computed by multiplying total loss before income taxes by the statutory Federal income tax rate of 34%.

      As of December 31, 2001, our wholly owned subsidiary incurred operating losses and are not included in our tax provision.

      The reason for this difference and the related tax effects are as follows:

                                                          2001          2000
                                                          ----          ----

      Expected tax benefit at 34%                       $ 483,980    $ 633,821

      State tax benefit before allowance                  (84,554)    (406,824)

      Change in deferred tax valuation allowance         (399,426)     222,997
      Sale of state net operating loss and
        Research & Development credit                    (145,148)    (163,887)
                                                        ---------    ---------

      Income tax benefit                                $(145,148)   $(163,887)
                                                        =========    =========

                        WORLDWATER CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(7) Income Taxes (continued)

      The tax effect of significant items comprising the Company's deferred tax asset are as follows:

                                                      2001              2000
                                                      ----              ----

      Net operating losses carryforwards            $4,651,884       $4,252,458
      Valuation allowance                            4,651,884        4,252,458
                                                    ----------       ----------
      Net deferred tax asset                        $       --       $       --
                                                    ==========       ==========

      At December 31, 2001,  the Company had net  operating  loss  carryforwards
      (NOL) and research and development credits which may be available to offset future Federal and state taxable income, if any and will expire as follows:

                           Net Operating Loss          Research and Development
  Year Expiring               Carryforwards                  Tax Credits
Federal      State       Federal         State         Federal        State
-------      -----       -------         -----         -------        -----
  2002         --      $   14,778            --             --          --
  2003         --          29,505            --             --          --
  2004         --          95,302            --             --          --
  2005         --          94,557            --             --          --
  2006         --         402,684            --             --          --
  2007         --         251,079            --             --          --
  2008         --         641,341            --             --          --
  2009       2001         887,929            --         19,646          --
  2010       2002         912,453            --         15,207          --
  2011       2003         981,193            --         15,387          --
  2012       2004       1,263,193            --         12,923          --
  2013       2005       1,337,702        69,867         20,398          --
  2014       2006         660,000            --         16,100          --
  2015       2007       1,729,498            --         17,701          --
  2016       2008       1,381,244     1,381,244         12,795      12,795

      In 2001 and 2000, the Company applied and was eligible to participate in the State of New Jersey's Technology Tax Certificate Transfer Program. This program allowed the Company to sell a portion of its authorized state net operating loss and New Jersey research and development tax credits. The Company was able to sell $1,729,498 and $1,337,757 of its state net operating loss and $17,701 and $76,221 of its research and development tax credit and received a cash payment of $145,148 and $163,887.

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

      The following summarizes stock options activity and related information:

                                                              Weighted-
                                                               average       Weighted-
                                    Exercise                  remaining       average
                                    price per      Share     contractual   exercise price
                                     Shares       Options    life (years)    per share
                                    ---------    ---------   -----------   ---------------
Balance, December 31, 1999          .15-.26        985,426
     Granted                        .25-1.00       775,200
     Cancelled                      .74             (8,400)
     Exercised                      .15           (338,065)
                                                ----------

Balance, December 31, 2000          .15-1.00     1,414,161
     Granted                        .29-.66      1,605,669
     Cancelled                      .15            (55,600)
     Exercised                      .15-.38       (398,150)
                                                ----------

Balance, December 31, 2001          .15-1.00     2,566,080
                                                ==========

    Options outstanding and
    exercisable as of
    December 31, 2001               .15            406,715       7             $ .15
                                    .25              8,000       7.85            .25
                                    .29            350,000       .33             .29
                                    .32            704,800       8.5             .32
                                    .34            530,200       9               .34
                                    .38             50,000       9.5             .38
                                    .40             48,000       9.5             .40
                                    .45             98,300       .75             .45
                                    .53-.57        100,065       8.65            .54
                                    .59-.66        262,000       4.34            .61
                                    1.00             8,000       8.66           1.00
                                    ----         ---------       ----          -----

    Balance, December 31, 2001      .15-1.00     2,566,080       6.57          $ .34
                                    ========     =========       ====          =====

                        WORLDWATER CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(8) Stock-Based Compensation Plans (continued)

      In accordance with APB Opinion No. 25, the Company does not recognize compensation expense for stock options granted to employees under the plan. SFAS No 123, "Accounting for Stock-Based Compensation" requires a Company to determine the fair market value of all awards of stock based compensation using an option priced model and to disclose pro forma net income as if the resulting stock-based compensation amounts were recorded. The table below presents these pro forma disclosures.

                                 2001                          2000
                       -----------------------        -----------------------
                       As reported  Pro forma         As reported  Pro forma
                       -----------  ----------        -----------  ----------
   Net loss            $ 1,577,217  $1,699,167        $1,704,179   $1,712,179
                       ===========  ==========        ===========  ==========

      The Company used the Black-Scholes model to value the stock options that it granted. The assumptions that the Company used to estimate the fair value of the options and the weighted-average estimated fair value of an option on the date of the grant are as follows:

                                             2001         2000
                                             ----         ----

        Terms (years)                        3-10         3-10
        Volatility                            50%          50%
        Risk-free interest rate
        (zero coupon U.S.
           Treasury Notes)                    5%         6.25%
        Dividend yield                        0%          0%
        Weighted-average fair
           Value per option              $0.21-$0.27   $0.12-$0.43

(9) Warrants

      The Company accounts for transactions with non-employees, in which goods or services are the consideration received for the issuance of equity instruments under the fair value based method.

      At December 31, 2001, warrants to purchase 6,993,948 common shares are outstanding; 1,581,228 warrants exercisable during the year 2002, with a strike price of $0.15 - $0.75, 2,731,720 warrants exercisable during the year 2003, with a strike price of $0.20 - $1.20, 1,440,000 warrants exercisable during the year 2004, with a strike price of $0.15 - $0.50, 1,241,000 warrants exercisable during the year 2006, with a strike price of $0.30.

                        WORLDWATER CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(10) Convertible Preferred Stock

      The Company issued 66,667 shares of Series A 7% three year Convertible Preferred Stock in exchange for financial public relations services. The shares were issued at $0.90 per share and the services were valued at $60,000 and recorded in the financial statements.

      In November 2001 the Company converted 1,111,055 shares of Series A 7% three year Convertible Preferred Stock plus accrued interest of $104,995 at $0.25 per share for a total of 4,419,777 common shares.

      In 2000 the Company sold 1,111,055 shares of Series A and 611,111 shares of Series B 7% three year Convertible Preferred Stock at $0.90 per share. The Series A Preferred Shares are callable at $1.80 if the market bid price remains over the call level for 20 days. The Series B Preferred Stock proceeds are intended to be used by the Company for the initial operating requirements of WorldWater (Phils) Inc., the Philippine subsidiary wholly owned by WorldWater Corp. Therefore the conversion privilege is either into 10% of WorldWater (Phils) Inc. or into 611,111 shares of WorldWater Corp. common stock.

      The Company will pay 7% dividends annually on both the Series A and Series B Preferred Stock as determined by the Board of Directors based upon the results of operations and the financial condition of the Company.

(11) Employment and Consultant Agreements

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

      The Company has unpaid salaries of $143,393 which have been deferred by the officers as of December 31, 2001.

      The Company has agreements effective through December 31, 2005 with its Chairman which provides for an incentive fee of up to five percent (5%) on revenues earned by the Company with an annual cap of $250,000 per individual. The Company incurred $-0- incentive fee expenses in 2001 and 2000, respectively.

                           WORLDWATER CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(12) Feasibility Study

      During 1999, the Company entered into a contract in the amount of $235,470 with the Department of Interior to prepare a feasibility study on the installation of community water supplies using solar electric systems in Cebu, Philippines. Revenue on this contract is recognized as the services are provided. At December 31, 2000, the Company had recognized the remaining $111,310 on this contract, $123,560 was recognized in 1999.

(13) Gain on the Extinguishment of Debt

      During 2000, the Company recognized as an extraordinary item in the amount of $114,772 the gain on the write off of payables as agreed to by the owed parties.

(14) Leases

      The Company leases its production, service and administrative premises under a five-year lease agreement expiring June 14, 2002. The lease requires the lessee to pay taxes, maintenance, insurance and certain other operating costs of the leased property. Rent expense for 2001 and 2000 was $66,000 and $57,600 respectively.

      The minimum future rental payments under this lease are $27,500 through June 14, 2002.

(15) Related Party Transactions

      Included in notes payable and long-term debt at December 31, are amounts payable to employees, directors and their immediate relatives as follows:

                                                    2001           2000
                                                    ----           ----

        Directors                                 $ 3,000        $ 3,000
        Employees                                  78,500         38,000
        Immediate relatives                             0              0
                                                  -------        -------
            Total                                 $81,500        $41,000
                                                  =======        =======

      The Company leased office and laboratory facilities from the Chairman of the Company on a month to month basis. Lease payments to the Chairman were $30,000 for 2001 and 2000.

                        WORLDWATER CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(16) Risks and Uncertainties

      The Company markets its products to developing nations. The ability of these customers to order and pay for the Company's products and services is dependent on a variety of factors including government approval, adequate funding and vigorous testing procedures. Sales to three major customers accounted for 37%, 29%, and 28% of the Company's sales in 2000.

(17) Fair Value of Financial Instruments

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

                                                Carrying          Fair
                                                Amounts           Value
                                                --------         --------
             2001                               $486,969         486,969
             2000                                231,960         231,960

(18) Contingencies

      The Company is occasionally subject to various claims and suits that arise from time to time in the ordinary course of its business. The Company is not aware of any pending or threatened litigation that could have a material adverse effect upon the company's business, financial condition or results of operations.

                        WORLDWATER CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(19) Supplemental Disclosure of Cash Flow Information

                                                     2001                2000
                                                     ----                ----
         Cash paid during the year for:

                  Interest                        $      --           $  15,960
                                                  =========           =========

Benefit for sale of NJ net operating losses       $(145,148)          $(163,887)
                                                  =========           =========

      Supplemental schedule of non-cash investing and finance activities:

      In 2001, Series A Preferred stockholders converted 1,111,055 shares of Preferred stock for 4,419,772 shares of common stock.

      In 2000, debt holders converted $770,761 of debt principal and $335,741 accrued interest (total of 1,106,502) into 2,757,385 shares of the Company's common stock at rates between $0.15 - $0.75 per share.

(20) Subsequent Events

      In January 2002, the Company entered in to a subscription agreement with Kuekenhof Capital Management L.L.C. for the immediate purchase of $250,000 of common stock at $0.15 per share and an additional $250,000 through the exercise of warrants valued at $0.15 per share.

      In March of 2002, the lease was renewed for an additional five-year period expiring in June 2007. The lease requires the lessee to pay taxes, maintenance, insurance and certain other operating costs of the leased property. The annual lease payments are $66,000.

      In April of 2002, the Company paid accrued payroll taxes totaling $57,540.82 plus interest of $3,813.18 for a total obligation of $61,354.00 to the Internal Revenue Service thus bringing the Company current with its Federal payroll tax liability.