Form 10QSB
period 2002-03-31
WORLDWATER CORP
filed 2002-05-15
CIK 811271

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

                                 Yes |X| No |_|

    As of the close of business on May 13, 2002, there were 44,483,050 shares of the Registrant's Common Stock, $.001 par value, outstanding.

WORLDWATER CORP.

QUARTERLY REPORT ON FORM 10-QSB

Part I.

FINANCIAL INFORMATION                                                   Page No.
                                                                        --------

Item 1.    Condensed Consolidated Financial Statements                      3
           Condensed Consolidated Balance Sheets
           as of March 31, 2002 (Unaudited) and
           December 31, 2001 (Audited)

           Condensed Consolidated Statements of                             4
           Operations (Unaudited) for the three months ended March 31, 2002 and 2001

           Condensed Consolidated Statements of Cash                        5
           Flows (Unaudited) for the three months ended
           March 31, 2002 and 2001

           Condensed Consolidated Statements of Stockholders'               6
           Deficiency (Unaudited) for the period January 1, 2002 through March 31, 2002.

           Notes to the Condensed Consolidated                              7
           Financial Statements (Unaudited)

Item 2.    Management's Discussion and Analysis of                       8-10
           Financial Condition and Results of Operations

Part II. OTHER INFORMATION

Item 1     Signatures                                                      11

                        WORLDWATER CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 2002 and December 31, 2001

       Assets                                       03/31/2002      12/31/2001
                                                    ----------      ----------

Current Assets:
    Cash                                           $      6,209    $     18,115
    Accounts receivable, net of allowance
        for doubtful accounts of $3,799                  32,633          53,634
    Inventory                                            55,427          55,118
    Prepaid expenses                                     21,096          15,746
                                                   ------------    ------------
       Total Current Assets                             115,365         142,613
    Equipment and leasehold improvements, Net           107,409         117,698
    Deposits                                              4,792           4,773
                                                   ------------    ------------
       Total Assets                                $    227,566    $    265,084
                                                   ============    ============

       Liabilities and Stockholders'
         (Deficiency)

Current Liabilities:
    Notes payable                                  $    112,000    $    167,000
    Notes payable, related parties                       76,500          81,500
    Current maturities of long-term debt                167,291         177,199
    Accounts payable                                    309,279         325,477
    Accrued interest                                    120,206         113,867
    Accrued salaries                                    143,793         143,393
    Accrued payroll taxes                                86,075         122,362
    Other accrued expenses                               21,484          12,968
                                                   ------------    ------------
       Total Current Liabilities                      1,036,628       1,143,766
    Long-term debt                                       62,422          61,270
                                                   ------------    ------------
       Total Liabilities                              1,099,050       1,205,036
                                                   ------------    ------------
Stockholders' Equity:
    Preferred Stock 7% Convertible,$.01
       par value; authorized
       10,000,000; issued and
       outstanding at March 31, 2002:
            Series A 66,667 shares,
              liquidation preference $60,000                667             667
            Series B 611,111 shares,
              liquidation preference $550,000             6,111           6,111
    Common stock, $.001 par value;
      authorized 50,000,000; issued and
      outstanding 44,257,203 and 40,761,489
      shares at March 31, 2002 and
      December 31, 2001, respectively                    44,257          40,761
    Additional paid-in capital                       12,338,980      11,748,389
    Accumulated other comprehensive expense              (9,258)        (10,641)
    Accumulated deficit                             (13,252,241)    (12,725,239)
                                                   ------------    ------------
       Total Stockholders' (Deficiency)                (871,484)       (939,952)
                                                   ------------    ------------
       Total Liabilities and
         Stockholders' (Deficiency)                $    227,566    $    265,084
                                                   ============    ============

               The Notes to Consolidated Financial Statements are
                     an integral part of these statements.

                        WORLDWATER CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               For the three months ended March 31, 2002 and 2001

                                                      2002           2001
                                                      ----           ----

Revenue:
    Equipment sales                                $        --    $        --
    Service                                                 --         80,000
                                                   -----------    -----------
        Total Revenue                                       --         80,000
                                                   -----------    -----------
Cost of Goods Sold                                          --         48,276
                                                   -----------    -----------
Gross Profit                                                --         31,724
                                                   -----------    -----------
Operating Expenses:
    Research and development expense                    80,657         94,121
    Marketing, general and
      administrative expenses                          427,337        349,203
                                                   -----------    -----------
        Total Expenses                                 507,994        443,324
                                                   -----------    -----------
Loss from Operations                                  (507,994)      (411,600)
                                                   -----------    -----------
Other Expense (Income)
    Interest expense                                    11,339          4,238
    Interest income                                     (1,726)          (162)
    Other                                                9,396           (638)
                                                   -----------    -----------
        Total Other Expense                             19,009          3,438
                                                   -----------    -----------

Net Loss                                           $  (527,003)   $  (415,038)
                                                   ===========    ===========

Net Loss per Common Share:                         $     (0.01)   $     (0.01)
                                                   ===========    ===========

Shares used in Per Share Calculation:
     Average                                        43,871,864     32,686,149
                                                   ===========    ===========

               The Notes to Consolidated Financial Statements are
                      an integral part of these statements.

                        WORLDWATER CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               For the three months ended March 31, 2002 and 2001

                                                      2002           2001
                                                      ----           ----

Cash Flows from Operating Activities:
    Net loss                                       $(527,003)     $(415,038)
    Adjustments to reconcile net loss
       to net cash used in operating
       activities:
           Depreciation                               10,635         10,361
           Issuance of options for service            11,513             --
           Issuance of stock for service             127,500             --
           Issuance of stock for conversion
             of debt                                   4,848             --
           Allowance for doubtful accounts                --             --
           Currency translation adjustment             1,383             --
           Changes in assets and liabilities:
               Accounts receivable                    21,001         35,350
               Inventory                                (309)       (29,846)
               Prepaid expenses                       (5,350)         2,606
               Accounts payable and accrued
                 expenses                             (8,026)       122,090
               Accrued payroll taxes                 (36,287)            --
               Accrued interest                        6,339          3,599
               Accrued salaries                          400             --
                                                   ---------      ---------
                   Net Cash (Used in)
                     Operating Activities           (393,356)      (270,878)
                                                   ---------      ---------

Cash Flows from Investing Activities:
    Purchase of equipment and leasehold
      improvements                                        --             --
    Decrease (increase) in deposits                      (19)        (4,365)
                                                   ---------      ---------
                   Net Cash Used in
                     Investing Activities                (19)        (4,365)
                                                   ---------      ---------

Cash Flows from Financing Activities:
    Proceeds from issuance of long-term debt              --            577
    Payments on long-term debt                        (8,756)        (1,573)
    Proceeds from issuance of notes payable               --         95,500
    Payments on notes payable                        (60,000)            --
    Proceeds from issuance of common stock           450,225        117,583
    Private placement issuance costs                      --             --
                                                   ---------      ---------
                   Net Cash Provided by
                     Financing Activities            381,469        212,087
                                                   ---------      ---------

Net Increase (Decrease) in Cash                      (11,906)       (63,156)
Cash and cash equivalents at
  Beginning of Year                                   18,115         67,229
                                                   ---------      ---------

Cash at March 31, 2002 and 2001                    $   6,209      $   4,073
                                                   =========      =========

               The Notes to Consolidated Financial Statements are
                      an integral part of these statements.

                        WORLDWATER CORP. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                       For the period ended March 31, 2002

                                                                                             Additional
                                                                                               Paid-In
                                        Common Stock                 Preferred Stock           Capital
                                    Shares       Par Value         Shares     Par Value       (Common)
                                    ------       ---------         ------     ---------      -----------
Balance, December 31, 2001       40,761,489       $40,761         677,778       $6,778       $11,295,167

Issuance of common stock
  for cash                        2,167,000         2,167              --           --           347,858
Issuance of common stock
  for warrants exercised            668,000           668              --           --            99,532
Issuance of common stock
  for services                      635,714           636              --           --           138,377
Issuance of common stock
  for conversion of debt             25,000            25              --           --             4,824
Comprehensive loss:
  Net loss                               --            --              --           --                --
Other comprehensive expense -
  Currency translation
  adjustment                             --            --              --           --                --


Total comprehensive loss

Balance, March 31, 2002          44,257,203       $44,257         677,778       $6,778       $11,885,758
                                 ==========       =======         =======       ======       ===========

                                   Additional                     Accumulated
                                    Paid-In                          Other
                                    Capital        Accumulated   Comprehensive
                                  (Preferred)        Deficit     Income (Loss)        Total
                                  -----------      -----------   -------------        -----
Balance, December 31, 2001         $ 453,222      $(12,725,239)    $(10,641)        $(939,952)

Issuance of common stock
  for cash                                --                --           --           350,025
Issuance of common stock
  for warrants exercised                  --                --           --           100,200
Issuance of common stock
  for services                            --                --           --           139,013
Issuance of common stock
  for conversion of debt                  --                --           --             4,849
Comprehensive loss:
  Net loss                                --          (527,003)          --          (515,490)
Other comprehensive expense -
  Currency translation
  adjustment                              --                --        1,383             1,383
                                                                                    ---------
Total comprehensive loss                                                             (525,620)
                                                                                    ---------

Balance, March 31, 2002            $ 453,222      $(13,252,242)    $ (9,258)        $(871,484)
                                   =========      ============     ========         =========

               The Notes to Consolidated Financial Statements are
                     an integral part of these statements.

Part I. Item 1.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited)

1.    BASIS OF PRESENTATION

      The accompanying condensed consolidated financial statements have been prepared by WorldWater Corp. (the "Company"), without audit, and reflect all adjustments (consisting only of normal and recurring adjustments and accruals) which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. These condensed financial statements should be read in conjunction with the financial statements and footnotes thereto included as an exhibit to the Company's form 10-KSB dated April 15, 2002, all previously filed with the Securities and Exchange Commission.

2.    NET LOSS PER SHARE

      Net loss per share for the three months ended March 31, 2002 and 2001 is computed using the average number of common shares of stock outstanding during the period. Common stock equivalents are not considered in net loss per share because their effect would be anti-dilutive.

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

OVERVIEW

WorldWater Corporation is a water and power solutions company providing new and powerful solar technology throughout the world. The Company fills a major infrastructural void by acting as contractor, implementer, key equipment supplier and water/power manager for rural communities in developing nations, delivering clean water from deep wells and rivers for drinking and irrigation. There are literally millions of such targeted communities comprising WorldWater's international market.

Domestically, WorldWater's full service water management capabilities include advising and supplying farms, dairies, ranches, and Water Authorities on all phases of the water cycle, from finding to pumping to delivering. In February 2002, WorldWater introduced their AquaMax(TM) and SolGen(TM) technology in California at the world's largest agricultural show, the WorldAg Expo. The response from farmers has been very positive as the WorldWater system enables them to save considerable money by eliminating the need to buy expensive peak period electrical grid power during the day. The WorldWater system can drive pumps up to 600HP under the sun and automatically switches to grid connection in the evening, when grid electrical costs are reduced. The Company is actively pursuing this market potential and anticipates installing its first domestic system in July 2002.

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

RESULTS OF OPERATIONS

REVENUE. For the three months ended March 31, 2002 no revenue was recognized as compared to $80,000 in the same period of 2001. The Company continues to target its sales efforts towards large contracts. In January, the Company began work on a water and power feasibility study for the Government of the Philippines (Department of Agriculture) funded by the U.S. Trade and Development Agency in the amount of $302,500. A nationwide irrigation development project is scheduled to follow on completion of the study. In April the first amount of revenue was recognized for this project although some costs related to the study were incurred during the first quarter.

GROSS PROFIT. No gross profit was recognized for the three months ended March 31, 2002, as compared to $31,724 in the same period of 2001. For comparison, cost of sales for the three months was $48,276 from the previous period. The operating loss was $507,994 for the three months in 2002 compared to an operating loss of $411,600 for the same period in 2001.

MARKETING, GENERAL AND ADMINISTRATIVE. Marketing, general and administrative expenses increased by $78,134 in the three month period ending March 31, 2002 to $427,337, up from $349,203 in the same period of 2001. A portion of the increase can be attributed to increased consulting expense. The Company is maintaining its current staffing levels but has found it necessary to hire consultants from time to time therefore increasing this expense as compared to the same period in 2001. Assuming that contract negotiations now underway are successfully concluded, it will be necessary to recruit additional staff to implement the contracts.

RESEARCH AND DEVELOPMENT. Research and development expenses decreased slightly by $13,464 for the three-month period to $80,657, down from $94,121 in the same period of 2001. The Company has several water and solar products in various stages of research and development. Products under development include: solar water stations, solar drip irrigation systems and solar brackish drip irrigation systems. The solar water stations will be a turnkey water system that will house in one central location all needed technology for the retail dispensing of safe drinking water to the local populace who will pay by custom WorldWater debit cards ("Smartcard"). WorldWater's solar drip irrigation was compared to diesel-powered irrigation to determine if solar was a technically and economically feasible option. Results have shown that solar actually outperformed diesel. Second tests have been completed to establish a sizing guideline to properly size the solar pump given the crop type, how much land is being irrigated, and the depth of the well. Concurrently, the solar drip irrigation system is being tested for use with brackish water.

INCOME TAXES. The Company recognized no income tax expense for 2002, and 2001 to date. During 2001 the Company's application to the New Jersey Division of Taxation and the New Jersey Economic Development Authority to sell its State of New Jersey Corporate Operating Losses was approved. The new law was enacted January 1, 1999 and allows emerging technology companies involved in research and development the opportunity to sell their state loss carry-forwards and research and development credits to profitable companies in the state for not less than 75% of their net tax value. The Company was able to sell its Net Operating Losses for $145,148 in 2001 and $163,887 in 2000 and plans to apply to sell its loss carry-forwards again in fiscal year 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents decreased by $11,906 to $6,209 from December 31, 2001 to March 31, 2002. The net cash used in operating activities during this three-month period in 2002 was $393,356 compared to $270,878 in 2001. The primary reason for the consumption of cash in the first quarter of 2002 was to fund on-going operations including the Philippine Department of Agriculture feasibility study and new marketing efforts to the domestic agriculture market.

In January the Company signed a subscription agreement with a capital management company for the immediate purchase of $250,000 of common stock and an additional $250,000 of Warrants. In addition to the $250,000 of common stock purchased and $100,200 of Warrants exercised through this agreement the Company raised $100,025 through another Private Placement.

SALE OF RESTRICTED SECURITIES DURING THE FIRST QUARTER 2002

The Company issued 2,835,000 restricted common stock shares for cash proceeds totaling $450,250.

The Company also issued 635,714 shares for consulting services and 25,000 shares for the conversion of debt totaling approximately $119,848.

Part 2. Item 1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereby duly authorized.

DATE:     May 13, 2002                           WORLDWATER CORP.

By: s/Quentin T. Kelly                           By: s/Terri Lyn Harris
    --------------------------                       --------------------------
    Quentin T. Kelly                                 Terri Lyn Harris
    Chairman & CEO                                   Vice President - Controller