Form 10QSB
period 2002-06-30
WORLDWATER CORP
filed 2002-08-13
CIK 811271

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB

                 [x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

                         Yes X          No ____

 As of the close of business on August 9, 2002, there were 47,023,385 shares of the Registrant's Common Stock, $.001 par value, outstanding.

WORLDWATER CORP.

QUARTERLY REPORT ON FORM 10-QSB

Part I.

FINANCIAL INFORMATION                                                Page No.
                                                                     --------

Item 1.     Condensed Consolidated Financial Statements                     3
            Condensed Consolidated Balance Sheets
            as of June 30, 2002 (Unaudited) and
            December 31, 2001 (Audited)

            Condensed Consolidated Statements of                            4
            Operations (Unaudited) for the three months ended June 30, 2002 and 2001 and for the six months ended June 30, 2002 and 2001

            Condensed Consolidated Statements of Cash                       5
            Flows (Unaudited) for the six months ended
            June 30, 2002 and 2001

            Condensed Consolidated Statements of Stockholders'              6
            Deficiency (Unaudited) for the period January 1, 2002 through June 30, 2002.

            Notes to the Condensed Consolidated                             7
            Financial Statements (Unaudited)

Item 2.     Management's Discussion and Analysis of                         8-10
            Financial Condition and Results of Operations

Part II. OTHER INFORMATION

Item 1.     Signatures                                                      11

            Exhibit 99.1

                        WORLDWATER CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       June 30, 2002 and December 31, 2001

       Assets                                                                    06/30/2002            12/31/2001
                                                                                 ----------            ----------
Current Assets:
    Cash                                                                        $    111,399          $     18,115
    Accounts receivable, net of allowance for
        doubtful accounts of $3,852                                                  128,118                53,634
    Inventory                                                                         67,667                55,118
    Construction in Process                                                           39,412                    --
    Prepaid expenses                                                                  23,687                15,746
                                                                                ------------          ------------
       Total Current Assets                                                          370,283               142,613
    Equipment and leasehold improvements, Net                                         96,997               117,698
    Deposits                                                                           2,077                 4,773
                                                                                ------------          ------------
       Total Assets                                                             $    469,357          $    265,084
                                                                                ============          ============

       Liabilities and Stockholders' (Deficiency)

Current Liabilities:
    Notes payable                                                               $    227,000          $    167,000
    Notes payable, related parties                                                    76,500                81,500
    Current maturities of long-term debt                                             161,693               177,199
    Accounts payable                                                                 337,272               325,477
    Accrued interest                                                                 126,206               113,867
    Accrued salaries                                                                 162,543               143,393
    Accrued payroll taxes                                                              6,855               122,362
    Billings on construction in process                                               52,241                    --
    Other accrued expenses                                                            17,890                12,968
                                                                                ------------          ------------
       Total Current Liabilities                                                   1,168,200             1,143,766
    Long-term debt                                                                   161,202                61,270
                                                                                ------------          ------------
       Total Liabilities                                                           1,329,402             1,205,036
                                                                                ------------          ------------
Stockholders' Equity (Deficiency):
    Preferred Stock 7% Convertible, $.01 par value;
       authorized 10,000,000; issued
       and outstanding at June 30, 2002:
            Series A 66,667 shares, liquidation preference $60,000                       667                   667
            Series B 611,111 shares, liquidation preference $550,000                   6,111                 6,111
    Common stock, $.001 par value; authorized 50,000,000;
       issued and outstanding 46,204,718 and 40,761,489
       shares at June 30, 2002 and December 31, 2001, respectively                    46,205                40,761
    Additional paid-in capital                                                    12,652,100            11,748,389
    Accumulated other comprehensive expense                                              (50)              (10,641)
    Accumulated deficit                                                          (13,565,078)          (12,725,239)
                                                                                ------------          ------------
       Total Stockholders' (Deficiency)                                             (860,045)             (939,952)
                                                                                ------------          ------------
       Total Liabilities and Stockholders' (Deficiency)                         $    469,357          $    265,084
                                                                                ============          ============

              The Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                        WORLDWATER CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                For the three months ended June 30, 2002 and 2001
              and for the six months ended June 30, 2002 and 2001

                                                                       3 Month                             6 Month
                                                             6/30/2002          6/30/2001        6/30/2002         6/30/2001
                                                             ---------          ---------        ---------         ---------
Revenue:
    Equipment sales                                         $         --      $     25,565      $         --      $     25,565
    Construction contract                                         39,412                --            39,412                --
    Service Grant                                                165,875            40,000           165,875           120,000
                                                            ------------      ------------      ------------      ------------
        Total Revenue                                            205,287            65,565           205,287           145,565
                                                            ------------      ------------      ------------      ------------
Cost of Goods Sold                                               126,876            28,105           126,876            76,381
                                                            ------------      ------------      ------------      ------------
Gross Profit                                                      78,411            37,460            78,411            69,184
                                                            ------------      ------------      ------------      ------------
Operating Expenses:
    Research and development expense                                 707            88,025            81,364           182,146
    Marketing, general and administrative expenses               342,250           382,177           769,587           731,380
                                                            ------------      ------------      ------------      ------------
        Total Expenses                                           342,957           470,202           850,951           913,526
                                                            ------------      ------------      ------------      ------------
Loss from Operations                                            (264,546)         (432,742)         (772,540)         (844,342)
                                                            ------------      ------------      ------------      ------------
Other Expense (Income)
    Interest expense                                              13,193             7,392            24,532            11,630
    Interest income                                                 (415)               (6)           (2,141)             (168)
    Other                                                         35,512             2,695            44,908             2,057
                                                            ------------      ------------      ------------      ------------
        Total Other Expense                                       48,290            10,081            67,299            13,519
                                                            ------------      ------------      ------------      ------------

Net Loss                                                    $   (312,836)     $   (442,823)     $   (839,839)     $   (857,861)
                                                            ============      ============      ============      ============

Net Loss per Common Share:                                  $      (0.01)     $      (0.01)     $      (0.02)     $      (0.03)
                                                            ============      ============      ============      ============

Shares used in Per Share Calculation:
     Average                                                  41,928,324        32,984,364        45,038,699        33,339,702
                                                            ============      ============      ============      ============

              The Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                        WORLDWATER CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 For the six months ended June 30, 2002 and 2001

                                                                                   2002                 2001
                                                                                   ----                 ----
Cash Flows from Operating Activities:
    Net loss                                                                    $(839,839)           $(857,861)
    Adjustments to reconcile net loss to
       net cash used in operating activities:
           Depreciation                                                            20,701               17,984
           Issuance of options for service                                         19,251               12,207
           Issuance of stock for service                                          199,550               11,010
           Issuance of stock for conversion of debt                                14,916                   --
           Currency translation adjustment                                         10,591                   --
           Changes in assets and liabilities:
               Accounts receivable                                                (74,484)              52,451
               Inventory                                                          (12,549)              22,951
               Construction in process                                            (39,412)                  --
               Prepaid expenses                                                    (7,941)               4,154
               Accounts payable and accrued expenses                               16,717              179,431
               Billings on construction in process                                 52,241                   --
               Accrued payroll taxes                                             (115,507)                  --
               Accrued interest                                                    12,339                7,995
               Accrued salaries                                                    19,150                   --
                                                                                ---------            ---------
                   Net Cash (Used in) Operating Activities                       (724,276)            (549,678)
                                                                                ---------            ---------

Cash Flows from Investing Activities:
    Decrease (increase) in deposits                                                 2,696               (9,744)
                                                                                ---------            ---------
                   Net Cash Used in Investing Activities                            2,696               (9,744)
                                                                                ---------            ---------

Cash Flows from Financing Activities:
    Decrease in Line of Credit                                                         --                 (197)
    Proceeds from issuance of notes payable                                       145,000              114,500
    Payments on notes payable                                                     (90,000)             (30,500)
    Payments on long-term debt                                                    (15,574)              (4,734)
    Proceeds from exercise of warrants                                            175,200               91,000
    Proceeds from issuance of common stock                                        500,238              368,880
    Private placement issuance costs                                                   --              (24,420)
    Proceeds from issuance of long-term debt                                      100,000               45,000
                                                                                ---------            ---------
                   Net Cash Provided by (Used in) Financing Activities            814,864              559,529
                                                                                ---------            ---------

Effective exchange rate changes on cash                                                --               (4,403)
                                                                                ---------            ---------

Net Increase (Decrease) in Cash                                                    93,284               (4,296)
Cash at Beginning of Year                                                          18,115               67,229
                                                                                ---------            ---------

Cash at End of Second Quarter                                                   $ 111,399            $  62,933
                                                                                =========            =========


              The Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                        WORLDWATER CORP. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                       For the period ended June 30, 2002

                                                                          Additional   Additional                   Accumulated
                                                                            Paid-In      Paid-In                        Other
                                   Common Stock        Preferred Stock      Capital      Capital    Accumulated     Comprehensive
                                Shares     Par Value  Shares  Par Value    (Common)    (Preferred)    Deficit       Income (Loss)
                                ------     ---------  ------  ---------    --------    -----------    -------       -------------

Balance, December 31, 2001     40,761,489  $ 40,761    677,778  $ 6,778   $11,295,167   $ 453,222   ($12,725,239)     ($10,641)

Issuance of common stock
  for cash                      3,167,001     3,167         --       --       497,071          --             --            --
Issuance of common stock
  for warrants exercised        1,168,000     1,168         --       --       174,032          --             --            --
Issuance of common stock
  for services                  1,016,561     1,017         --       --       217,784          --             --            --
Issuance of common stock
  for conversion of debt           91,667        92         --       --        14,824          --             --            --
Comprehensive loss:
  Net loss                             --        --         --       --            --          --       (839,839)           --
Other comprehensive expense -
  Currency translation
  adjustment                           --        --         --       --            --          --             --        10,591


Total comprehensive loss



Balance, June 30, 2002         46,204,718  $ 46,205    677,778  $ 6,778   $12,198,878   $ 453,222   ($13,565,078)     ($    50)
                               ==========  ========    =======  =======   ===========   =========   ============      ========

                                  Total
                                  -----
Balance, December 31, 2001     ($ 939,952)

Issuance of common stock
  for cash                        500,238
Issuance of common stock
  for warrants exercised          175,200
Issuance of common stock
  for services                    218,801
Issuance of common stock
  for conversion of debt           14,916
Comprehensive loss:
  Net loss                       (839,839)
Other comprehensive expense -
  Currency translation
  adjustment                       10,591
                                ---------

Total comprehensive loss         (829,248)
                                ---------


Balance, June 30, 2002         ($ 860,045)
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

2.    NET LOSS PER SHARE

      Net loss per share for the six months ended June 30, 2002 and 2001 is computed using the average number of common shares of stock outstanding during the period. Common stock equivalents are not considered in net loss per share because their effect would be anti-dilutive.

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

Domestically, WorldWater's full service water management capabilities include advising and supplying farms, dairies, ranches, and Water Authorities on all phases of the water cycle, from finding to pumping to delivering. In February 2002, WorldWater introduced their AquaMax(TM) and SolGen(TM) technology in California at the world's largest agricultural show, the WorldAg Expo. The response from farmers has been very positive as the WorldWater system enables them to save considerable money by eliminating the need to buy expensive peak period electrical grid power during the day. The WorldWater system can drive pumps up to 600HP under the sun and automatically switches to grid connection in the evening, when grid electrical costs are reduced. The Company is actively pursuing this market potential and anticipates installing its first domestic system the third quarter of 2002.

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

RESULTS OF OPERATIONS

REVENUE. For the six months ended June 30, 2002 revenue increased slightly to $205,287 as compared to $145,565 in the same period of 2001. The Company continues to target its sales efforts towards large contracts. In January, the Company began work on a water and power feasibility study for the Government of the Philippines (Department of Agriculture) funded by the U.S. Trade and
Development Agency in the amount of $302,500. A nationwide irrigation development project is scheduled to follow on completion of the study. In April the first amount of revenue was recognized for this project. The Company also began work installing its first solar pumping system in Ronda on the island of Cebu, Philippines.

GROSS PROFIT. Gross profit of $78,411 was recognized for the six months ended June 30, 2002, as compared to $69,184 in the same period of 2001. Gross profit for the three months ended June 30, 2002 was also $78,411 as compared to $37,460 in 2001. Cost of sales for the six month period was $126,876 as compared to $76,381 from the previous period and for the three month period was $126,876 in 2002 as compared to $28,105 in 2001. The operating loss was $839,839 for the six months in 2002 compared to an operating loss of $857,861 for the same period in 2001. For the three months ended June 30, 2002 the operating loss was $312,836 as compared to $442,823 for the same period in 2001.

MARKETING, GENERAL AND ADMINISTRATIVE. Marketing, general and administrative expenses increased slightly by $38,207 in the six month period ending June 30, 2002 to $769,587, up from $731,380 in the same period of 2001. Marketing, general and administrative expenses decreased $39,927 during the three month period to $342,250 as compared to $382,177 in 2001. A portion of the overall slight increase can be attributed to increased consulting expense. The Company is maintaining its current staffing levels but has found it necessary to hire consultants from time to time therefore increasing this expense as compared to the same period in 2001. Assuming that contract negotiations now underway are successfully concluded, it will be necessary to recruit additional staff to implement the contracts.

RESEARCH AND DEVELOPMENT. Research and development expenses decreased by $100,782 for the six month period to $81,364, down from $182,146 in the same period of 2001. Research and development expenses decreased for the three month period by $87,318 to $707 as compared to $88,025 in 2001. The Company has been focusing its efforts on sales proposals for its existing products and the Philippine feasibility study (see REVENUE).

INCOME TAXES. The Company recognized no income tax expense for 2001, and 2002 to date. During 2001 the Company's application to the New Jersey Division of Taxation and the New Jersey Economic Development Authority to sell its State of New Jersey Corporate Operating Losses was approved. The new law was enacted January 1, 1999 and allows emerging technology companies involved in research and development the opportunity to sell their state loss carry-forwards and research and development credits to profitable companies in the state for not less than 75% of their net tax value. The Company was able to sell its Net Operating Losses for $145,148 in 2001 and $163,887 in 2000 and has been approved to sell its loss carry-forwards again in fiscal year 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents increased by $93,284 to $111,399 from December 31, 2001 to June 30, 2002. The net cash used in operating activities during this six month period in 2002 was $724,276 compared to $549,678 in 2001. The comparative increase in operating cash consumption was primarily used to pay accrued taxes.

In January the Company signed a subscription agreement with a capital management company for the immediate purchase of $250,000 of common stock and an additional $250,000 of Warrants. In addition to the $250,000 of common stock purchased and $175,200 of Warrants exercised through this agreement the Company raised $250,025 through other Private Placements.

SALE OF RESTRICTED SECURITIES DURING THE SECOND QUARTER 2002

The Company issued 1,500,000 restricted common stock shares for cash proceeds totaling $225,188.

The Company also issued 380,847 shares for consulting services and 66,667 shares for the conversion of debt totaling approximately $89,855.

Part 2. Item 1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereby duly authorized.

DATE: August 12, 2002                           WORLDWATER CORP.



By: /s/ Quentin T. Kelly                        By: /s/ Terri Lyn Harris
    --------------------------                      -------------------------
    Quentin T. Kelly                                Terri Lyn Harris
    Chairman & CEO                                  Vice President - Controller

                                Index to Exhibits

Exhibit No.       Description
-----------       -----------

99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.