Form 10QSB
period 2002-09-30
WORLDWATER CORP
filed 2002-11-14
CIK 811271

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB

                 [x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

                                  Yes X No ___

 As of the close of business on November 13, 2002, there were 49,271,302 shares of the Registrant's Common Stock, $.001 par value, outstanding.

WORLDWATER CORP.

QUARTERLY REPORT ON FORM 10-QSB

Part I.

FINANCIAL INFORMATION                                                   Page No.

Item 1.  Condensed Consolidated Financial Statements                       3
         Condensed Consolidated Balance Sheets
         as of September 30, 2002 (Unaudited) and
         December 31, 2001 (Audited)

         Condensed Consolidated Statements of                              4
         Operations (Unaudited) for the three months ended September 30, 2002 and 2001 and for the nine months ended September 30, 2002 and 2001

         Condensed Consolidated Statements of Cash                         5
         Flows (Unaudited) for the nine months ended
         September 30, 2002 and 2001

         Condensed Consolidated Statements of Stockholders'                6
         Deficiency (Unaudited) for the period January 1, 2002 through September 30, 2002.

         Notes to the Condensed Consolidated 7
         Financial Statements (Unaudited)

Item 2.  Management's Discussion and Analysis of                           8-10
         Financial Condition and Results of Operations

Part II. OTHER INFORMATION

Item 1   Signatures                                                        11

                        WORLDWATER CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    September 30, 2002 and December 31, 2001

                  Assets                            09/30/2002      12/31/2001
                                                   ------------    ------------
Current Assets:
  Cash                                             $     67,748    $     18,115
  Accounts receivable, net of
    allowance for doubtful
    accounts of $3,852                                  103,776          53,634
  Inventory                                              55,577          55,118
  Construction in process net of
    billings of $48,021                                  15,147              --
  Prepaid expenses                                       23,983          15,746
                                                   ------------    ------------
    Total Current Assets                                266,231         142,613
  Equipment and leasehold
    improvements, Net                                    98,727         117,698
  Deposits                                                1,350           4,773
                                                   ------------    ------------
    Total Assets                                   $    366,308    $    265,084
                                                   ============    ============

Liabilities and Stockholders' (Deficiency)

Current Liabilities:
  Notes payable                                    $    272,000    $    167,000
  Notes payable, related parties                         98,000          81,500
  Current maturities of long-term debt                  155,880         177,199
  Accounts payable                                      348,728         325,477
  Accrued interest                                      128,667         113,867
  Accrued salaries                                      212,493         143,393
  Accrued payroll taxes                                   5,524         122,362
  Billings in excess of costs and
    recognized profit                                   100,000              --
  Other accrued expenses                                 16,574          12,968
                                                   ------------    ------------
    Total Current Liabilities                         1,337,866       1,143,766
  Long-term debt                                         58,315          61,270
                                                   ------------    ------------
    Total Liabilities                                 1,396,181       1,205,036
                                                   ------------    ------------
Stockholders' Equity (Deficiency):
  Preferred Stock 7% Convertible, $.01
    par value; authorized 10,000,000;
    issued and outstanding at
    September 30, 2002:
      Series A 66,667 shares, liquidation
        preference $60,000                                  667             667
      Series B 611,111 shares, liquidation
        preference $550,000                               6,111           6,111
  Common stock, $.001 par value; authorized
    100,000,000; issued and outstanding
    49,271,302 and 40,761,489 shares at
    September 30, 2002 and December 31, 2001,
    respectively                                         49,271          40,761
  Additional paid-in capital                         13,017,367      11,748,389
  Accumulated other comprehensive loss                   (6,726)        (10,641)
  Accumulated deficit                               (14,096,563)    (12,725,239)
                                                   ------------    ------------
    Total Stockholders' (Deficiency)                 (1,029,873)       (939,952)
                                                   ------------    ------------
    Total Liabilities and Stockholders'
      (Deficiency)                                 $    366,308    $    265,084
                                                   ============    ============

             The Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                        WORLDWATER CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
       For the three months ended September 30, 2002 and 2001
           and for the nine months ended September 30, 2002 and 2001

                                                                            3 Month                             9 Month
                                                                   9/30/2002        9/30/2001         9/30/2002          9/30/2001
                                                                 ------------      ------------      ------------      ------------
Revenue:
  Equipment sales                                                $         --      $      8,127      $         --      $     33,692
  Construction contract                                                18,128                --            57,540                --
  Service Grant                                                           981                --           166,856           120,000
                                                                 ------------      ------------      ------------      ------------
      Total Revenue                                                    19,109             8,127           224,396           153,692
                                                                 ------------      ------------      ------------      ------------
Cost of Goods Sold                                                    112,778            40,074           239,654           116,455
                                                                 ------------      ------------      ------------      ------------
Gross Loss                                                            (93,669)          (31,947)          (15,258)           37,237
                                                                 ------------      ------------      ------------      ------------
Operating Expenses:
  Research and development expense                                     43,694            77,781           125,058           259,927
  Marketing, general and administrative expenses                      382,120           325,127         1,151,707         1,056,507
                                                                 ------------      ------------      ------------      ------------
      Total Expenses                                                  425,814           402,908         1,276,765         1,316,434
                                                                 ------------      ------------      ------------      ------------
Loss from Operations                                                 (519,483)         (434,855)       (1,292,023)       (1,279,197)
                                                                 ------------      ------------      ------------      ------------
Other Expense (Income)
  Interest expense                                                     11,581             8,361            36,113            19,991
  Interest income                                                        (134)              (15)           (2,275)             (183)
  Other                                                                   555            (4,897)           45,463            (2,840)
                                                                 ------------      ------------      ------------      ------------
      Total Other Expense                                              12,002             3,449            79,301            16,968
                                                                 ------------      ------------      ------------      ------------

Net Loss                                                         $   (531,485)     $   (438,304)     $ (1,371,324)     $ (1,296,165)
                                                                 ============      ============      ============      ============

Net Loss per Common Share:                                       $      (0.01)     $      (0.01)     $      (0.03)     $      (0.04)
                                                                 ============      ============      ============      ============

Shares used in Per Share Calculation:
  Average                                                          41,928,324        32,528,058        46,147,249        33,536,949
                                                                 ============      ============      ============      ============

              The Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                        WORLDWATER CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              For the nine months ended September 30, 2002 and 2001

                                                        2002           2001
                                                     -----------    -----------
Cash Flows from Operating Activities:
  Net loss                                           $(1,371,324)   $(1,296,165)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation                                        30,471         28,775
      Issuance of options for service                         --         12,437
      Issuance of stock for service                      240,634         15,167
      Issuance of stock for conversion of debt            14,916             --
      Currency translation adjustment                      3,915         (4,432)
      Changes in assets and liabilities:
        Accounts receivable                              (50,142)        89,876
        Inventory                                           (459)        22,720
        Construction in process                          (15,147)            --
        Prepaid expenses                                  (8,237)         4,154
        Billings in excess of costs and
          recognized profit                              100,000             --
        Accounts payable and accrued expenses             26,857        252,019
        Accrued payroll taxes                           (116,838)            --
        Accrued interest                                  14,800         13,323
        Accrued salaries                                  69,100         46,534
                                                     -----------    -----------
          Net Cash (Used in) Operating
            Activities                                (1,061,454)      (815,592)
                                                     -----------    -----------

Cash Flows from Investing Activities:
  Purchase of equipment and leasehold
    improvements                                         (11,500)            --
  Decrease (increase) in deposits                          3,423        (10,389)
                                                     -----------    -----------
          Net Cash Used in Investing
            Activities                                    (8,077)       (10,389)
                                                     -----------    -----------

Cash Flows from Financing Activities:
  Increase in Line of Credit                                  --          1,933
  Proceeds from issuance of notes payable                336,500        273,000
  Payments on notes payable                             (215,000)      (117,500)
  Payments on long-term debt                            (124,274)        (6,884)
  Proceeds from exercise of warrants                     175,200         91,000
  Proceeds from issuance of common stock                 850,238        498,880
  Private placement issuance costs                        (3,500)       (33,220)
  Proceeds from issuance of long-term debt               100,000         60,000
                                                     -----------    -----------
          Net Cash Provided by (Used in)
            Financing Activities                       1,119,164        767,209
                                                     -----------    -----------

Net Increase (Decrease) in Cash                           49,633        (58,772)
Cash at Beginning of Year                                 18,115         67,229
                                                     -----------    -----------

Cash at End of Third Quarter                         $    67,748    $     8,457
                                                     ===========    ===========

              The Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                        WORLDWATER CORP. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                     For the period ended September 30, 2002

                                                                                                  Additional     Additional
                                                                                                    Paid-In        Paid-In
                                            Common Stock                 Preferred Stock            Capital        Capital
                                       Shares        Par Value        Shares       Par Value       (Common)      (Preferred)
                                    ------------    ------------   ------------   ------------   ------------    ------------
Balance, December 31, 2001            40,761,489    $     40,761        677,778   $      6,778   $ 11,295,167    $    453,222

Issuance of common stock
  for cash                             6,100,335           6,100             --             --        844,138              --
Issuance of common stock
  for warrants exercised               1,168,000           1,168             --             --        174,032              --
Issuance of common stock
  for services                         1,149,811           1,150             --             --        239,484              --
Issuance of common stock
  for conversion of debt                  91,667              92             --             --         14,824              --
Private placement costs                       --              --             --             --         (3,500)             --
Comprehensive loss:
  Net loss                                    --              --             --             --             --              --
Other comprehensive income -
  Currency translation adjustment             --              --             --             --             --              --
                                    ------------    ------------   ------------   ------------   ------------    ------------
Total comprehensive loss


Balance, September 30, 2002           49,271,302    $     49,271        677,778   $      6,778   $ 12,564,145    $    453,222
                                    ============    ============   ============   ============   ============    ============


                                                     Accumulated
                                                        Other
                                     Accumulated    Comprehensive
                                       Deficit      Income (Loss)       Total
                                    ------------    -------------   ------------
Balance, December 31, 2001          $(12,725,239)   $    (10,641)   $   (939,952)

Issuance of common stock
  for cash                                    --              --         850,238
Issuance of common stock
  for warrants exercised                      --              --         175,200
Issuance of common stock
  for services                                --              --         240,634
Issuance of common stock
  for conversion of debt                      --              --          14,916
Private placement costs                       --              --          (3,500)
Comprehensive loss:
  Net loss                            (1,371,324)             --      (1,371,324)
Other comprehensive income -
  Currency translation adjustment             --           3,915           3,915
                                    ------------    ------------    ------------
Total comprehensive loss                                              (1,367,409)
                                                                    ------------

Balance, September 30, 2002         $(14,096,563)   $     (6,726)   $ (1,029,873)
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

2.    NET LOSS PER SHARE

      Net loss per share for the nine months ended September 30, 2002 and 2001 is computed using the average number of common shares of stock outstanding during the period. Common stock equivalents are not considered in net loss per share because their effect would be anti-dilutive.

3.    REVENUE RECOGNITION

      Revenue from equipment sales is recognized when the product is shipped and title has passed. Revenue from time and material service contracts is recognized as the services are provided.

      Revenue from long-term construction contracts is recognized each period based upon the progress of the construction, that is, the percentage of completion. Construction costs plus gross profit earned to date are accumulated in an inventory account (Construction in Progress) and progress billings are accumulated in a contra inventory account (Billings on Construction in Progress).

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

Domestically, WorldWater's full service water management capabilities include advising and supplying farms, dairies, ranches, and Water Authorities on all phases of the water cycle, from finding to pumping to delivering. In February 2002, WorldWater introduced their AquaMax(TM) and SolGen(TM) technology in California at the world's largest agricultural show, the WorldAg Expo. The response from farmers has been very positive as the WorldWater system enables them to save considerable money by eliminating the need to buy expensive peak period electrical grid power during the day. The WorldWater system can drive pumps up to 600HP under the sun and automatically switches to grid connection in the evening, when grid electrical costs are reduced. The Company is actively pursuing this market potential and is installing its first domestic systems in the fourth quarter of 2002.

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

RESULTS OF OPERATIONS

REVENUE. For the nine months ended September 30, 2002 revenue increased slightly to $224,396 as compared to $153,692 in the same period of 2001. The Company continues to target its sales efforts towards large contracts. In January, the Company began work on a water and power feasibility study for the Government of the Philippines (Department of Agriculture) funded by the U.S. Trade and
Development Agency in the amount of $302,500. A nationwide irrigation development project is scheduled to follow on completion of the study. In April the first amount of revenue was recognized for this project. The Company also began work installing its first solar pumping system in Ronda on the island of Cebu, Philippines.

GROSS PROFIT. Gross loss of $15,258 was recognized for the nine months ended September 30, 2002, as compared to a gross profit of $37,237 in the same period of 2001. Gross loss for the three months ended September 30, 2002 was $93,669 as compared to $31,947 in 2001. Cost of sales for the nine month period was $239,654 as compared to $116,455 from the previous period and for the three month period was $112,778 in 2002 as compared to $40,074 in 2001. The operating loss was $1,292,023 for the nine months in 2002 compared to an operating loss of $1,279,197 for the same period in 2001. For the three months ended September 30, 2002 the operating loss was $519,483 as compared to $434,855 for the same period in 2001.

MARKETING, GENERAL AND ADMINISTRATIVE. Marketing, general and administrative expenses increased slightly by $95,200 in the nine month period ending September 30, 2002 to $1,151,707, up from $1,056,507 in the same period of 2001.
Marketing, general and administrative expenses increased $56,993 during the three month period to $382,120 as compared to $325,127 in 2001. A portion of the overall slight increase can be attributed to increased consulting expense. The Company is maintaining its current staffing levels but has found it necessary to hire consultants from time to time therefore increasing this expense as compared to the same period in 2001. Assuming that contract negotiations now underway are successfully concluded, it will be necessary to recruit additional staff to implement the contracts.

RESEARCH AND DEVELOPMENT. Research and development expenses decreased by $134,869 for the nine month period to $125,058, down from $259,927 in the same period of 2001. Research and development expenses decreased for the three month period by $34,087 to $43,694 as compared to $77,781 in 2001. The Company has been focusing its efforts on sales proposals for its existing products and the Philippine feasibility study (see REVENUE).

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents increased by $49,633 to $67,748 from December 31, 2001 to September 30, 2002. The net cash used in operating activities during this nine month period in 2002 was $1,061,454 compared to $815,592 in 2001. The comparative increase in operating cash consumption was primarily used to pay accrued taxes.

In January the Company signed a subscription agreement with a capital management company for the immediate purchase of $250,000 of common stock and an additional $250,000 of Warrants. In addition to the $250,000 of common stock purchased and $175,200 of Warrants exercised through this agreement the Company raised $550,025 through other Private Placements.

SALE OF RESTRICTED SECURITIES DURING THE THIRD QUARTER 2002

The Company issued 2,333,334 restricted common stock shares for cash proceeds totaling $300,000.

The Company also issued shares for consulting services totaling approximately $70,000.

Part 2. Item 1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereby duly authorized.

DATE: November 13, 2002                WORLDWATER CORP.

By: s/Quentin T. Kelly                 By: /s/Terri Lyn Harris
    ------------------------------         --------------------------------
    Quentin T. Kelly                       Terri Lyn Harris
    Chairman & CEO                         Chief Financial Officer