Form 10QSB/A
period 2002-09-30
WORLDWATER CORP
filed 2002-11-18
CIK 811271

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                 FORM 10-QSB/A

                                AMENDMENT NO. 1

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



WORLDWATER  CORP.


QUARTERLY  REPORT  ON  FORM  10-QSB



PART  I.          FINANCIAL  INFORMATION
                                                                      Page  No.
                                                                      ---------

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

           Condensed  Consolidated  Statements  of  Cash                  5
           Flows  (Unaudited)  for  the  nine  months  ended
           September  30,  2002  and  2001

           Condensed  Consolidated  Statements  of  Stockholders'         6
           Deficiency (Unaudited) for the period January 1, 2002 through September 30, 2002.

           Notes  to  the  Condensed  Consolidated                        7
           Financial  Statements  (Unaudited)

Item  2.   Management's  Discussion  and  Analysis  of                  8 - 10
           Financial  Condition  and  Results  of  Operations

Item  3    Controls  and  Procedures                                     11


PART  II.     OTHER  INFORMATION

Item  5    Other  Information                                            12

Item  6    Exhibits  and  Reports  on  Form  8-K                         13


                                           WORLDWATER CORP. AND SUBSIDIARIES
                                              CONSOLIDATED BALANCE SHEETS
                                        September 30, 2002 and December 31, 2001


       Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    09/30/2002     12/31/2001
                                                                                           -------------  -------------

Current Assets:
    Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     67,748   $     18,115
    Accounts receivable, net of allowance for
        doubtful accounts of $3,852 . . . . . . . . . . . . . . . . . . . . . . . . . . .       103,776         53,634
    Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        55,577         55,118
    Construction in process net of billings of $48,021. . . . . . . . . . . . . . . . . .        15,147              -
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        23,983         15,746
                                                                                           -------------  -------------
       Total Current Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       266,231        142,613
    Equipment and leasehold improvements, Net . . . . . . . . . . . . . . . . . . . . . .        98,727        117,698
    Deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,350          4,773
                                                                                           -------------  -------------
       Total Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    366,308   $    265,084
                                                                                           =============  =============

       Liabilities and Stockholders' (Deficiency)

Current Liabilities:
    Notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    272,000   $    167,000
    Notes payable, related parties. . . . . . . . . . . . . . . . . . . . . . . . . . . .        98,000         81,500
    Current maturities of long-term debt. . . . . . . . . . . . . . . . . . . . . . . . .       155,880        177,199
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       348,728        325,477
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       128,667        113,867
    Accrued salaries. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       212,493        143,393
    Accrued payroll taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         5,524        122,362
    Billings in excess of costs and recognized profit . . . . . . . . . . . . . . . . . .       100,000              -
    Other accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        16,574         12,968
                                                                                           -------------  -------------
       Total Current Liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,337,866      1,143,766
    Long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        58,315         61,270
                                                                                           -------------  -------------
       Total Liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,396,181      1,205,036
                                                                                           -------------  -------------
Stockholders' Equity (Deficiency):
    Preferred Stock 7% Convertible,$.01 par value; authorized
       10,000,000; issued and outstanding at September 30, 2002:
            Series A 66,667 shares, liquidation preference $60,000. . . . . . . . . . . .           667            667
            Series B 611,111 shares, liquidation preference $550,000. . . . . . . . . . .         6,111          6,111
    Common stock, $.001 par value; authorized 100,000,000;
       issued and outstanding 49,271,302 and 40,761,489
       shares at September 30, 2002 and December 31, 2001, respectively . . . . . . . . .        49,271         40,761
    Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    13,017,367     11,748,389
    Accumulated other comprehensive loss. . . . . . . . . . . . . . . . . . . . . . . . .        (6,726)       (10,641)
    Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (14,096,563)   (12,725,239)
                                                                                           -------------  -------------
       Total Stockholders' (Deficiency) . . . . . . . . . . . . . . . . . . . . . . . . .    (1,029,873)      (939,952)
                                                                                           -------------  -------------
       Total Liabilities and Stockholders' (Deficiency) . . . . . . . . . . . . . . . . .  $    366,308   $    265,084
                                                                                           =============  =============

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


                                                                  3 Month                            9 Month
                                                             9/30/2002     9/30/2001          9/30/2002      9/30/2001
                                                           ------------  ------------       ------------    ------------

Revenue:
    Equipment sales . . . . . . . . . . . . . . . .   . .  $         -   $     8,127        $          -    $     33,692
    Construction contract . . . . . . . . . . . . . . . .       18,128             -              57,540               -
    Service Grant . . . . . . . . . . . . . . . . . . . .          981             -             166,856         120,000
                                                           ------------  ------------       -------------   -------------
        Total Revenue . . . . . . . . . . . . . . . . . .       19,109         8,127             224,396         153,692
                                                           ------------  ------------       -------------   -------------
Cost of Goods Sold. . . . . . . . . . . . . . . . . . . .      112,778        40,074             239,654         116,455
                                                           ------------  ------------       -------------   -------------
Gross Loss. . . . . . . . . . . . . . . . . . . . . . . .      (93,669)      (31,947)            (15,258)         37,237
                                                           ------------  ------------       -------------   -------------
Operating Expenses:
    Research and development expense. . . . . . . . . . .       43,694        77,781             125,058         259,927
    Marketing, general and administrative expenses. . . .      382,120       325,127           1,151,707       1,056,507
                                                           ------------  ------------       -------------   -------------
        Total Expenses. . . . . . . . . . . . . . . . . .      425,814       402,908           1,276,765       1,316,434
                                                           ------------  ------------       -------------   -------------
Loss from Operations. . . . . . . . . . . . . . . . . . .     (519,483)     (434,855)         (1,292,023)     (1,279,197)
                                                           ------------  ------------       -------------   -------------
Other Expense (Income)
    Interest expense. . . . . . . . . . . . . . . . . . .       11,581         8,361              36,113          19,991
    Interest income . . . . . . . . . . . . . . . . . . .         (134)          (15)             (2,275)           (183)
    Other . . . . . . . . . . . . . . . . . . . . . . . .          555        (4,897)             45,463          (2,840)
                                                           ------------  ------------       -------------   -------------
        Total Other Expense . . . . . . . . . . . . . . .       12,002         3,449              79,301          16,968
                                                           ------------  ------------       -------------   -------------

Net Loss. . . . . . . . . . . . . . . . . . . . . . . . .  $  (531,485)  $  (438,304)       $ (1,371,324)   $ (1,296,165)
                                                           ============  ============       =============   =============

Net Loss per Common Share:. . . . . . . . . . . . . . . .  $     (0.01)  $     (0.01)       $      (0.03)   $      (0.04)
                                                           ============  ============       =============   =============

Shares used in Per Share Calculation:
     Average. . . . . . . . . . . . . . . . . . . . . . .   41,928,324    32,528,058          46,147,249      33,536,949
                                                           ============  ============       =============   =============



The Notes to Consolidated Financial Statements are an integral part of these statements.


                                          WORLDWATER CORP. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                For the nine months ended September 30, 2002 and 2001


                                                                                              2002          2001
                                                                                          ------------  ------------
Cash Flows from Operating Activities:
    Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(1,371,324)  $(1,296,165)
    Adjustments to reconcile net loss to
       net cash used in operating activities:
           Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       30,471        28,775
           Issuance of options for service . . . . . . . . . . . . . . . . . . . . . . .            -        12,437
           Issuance of stock for service . . . . . . . . . . . . . . . . . . . . . . . .      240,634        15,167
           Issuance of stock for conversion of debt. . . . . . . . . . . . . . . . . . .       14,916             -
           Currency translation adjustment . . . . . . . . . . . . . . . . . . . . . . .        3,915        (4,432)
           Changes in assets and liabilities:
               Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . .      (50,142)       89,876
               Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (459)       22,720
               Construction in process . . . . . . . . . . . . . . . . . . . . . . . . .      (15,147)            -
               Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (8,237)        4,154
               Billings in excess of costs and recognized profit . . . . . . . . . . . .      100,000             -
               Accounts payable and accrued expenses . . . . . . . . . . . . . . . . . .       26,857       252,019
               Accrued payroll taxes . . . . . . . . . . . . . . . . . . . . . . . . . .     (116,838)            -
               Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       14,800        13,323
               Accrued salaries. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       69,100        46,534
                                                                                          ------------  ------------
                   Net Cash (Used in) Operating Activities . . . . . . . . . . . . . . .   (1,061,454)     (815,592)
                                                                                          ------------  ------------

Cash Flows from Investing Activities:
    Purchase of equipment and leasehold improvements . . . . . . . . . . . . . . . . . .      (11,500)            -
    Decrease (increase) in deposits. . . . . . . . . . . . . . . . . . . . . . . . . . .        3,423       (10,389)
                                                                                          ------------  ------------
                   Net Cash Used in Investing Activities . . . . . . . . . . . . . . . .       (8,077)      (10,389)
                                                                                          ------------  ------------

Cash Flows from Financing Activities:
    Increase in Line of Credit . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            -         1,933
    Proceeds from issuance of notes payable. . . . . . . . . . . . . . . . . . . . . . .      336,500       273,000
    Payments on notes payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (215,000)     (117,500)
    Payments on long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (124,274)       (6,884)
    Proceeds from exercise of warrants . . . . . . . . . . . . . . . . . . . . . . . . .      175,200        91,000
    Proceeds from issuance of common stock . . . . . . . . . . . . . . . . . . . . . . .      850,238       498,880
    Private placement issuance costs . . . . . . . . . . . . . . . . . . . . . . . . . .       (3,500)      (33,220)
    Proceeds from issuance of long-term debt . . . . . . . . . . . . . . . . . . . . . .      100,000        60,000
                                                                                          ------------  ------------
                   Net Cash Provided by (Used in) Financing Activities . . . . . . . . .    1,119,164       767,209
                                                                                          ------------  ------------

Net Increase (Decrease) in Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       49,633       (58,772)
Cash at Beginning of Year. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       18,115        67,229
                                                                                          ------------  ------------

Cash at End of Third Quarter . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    67,748   $     8,457
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

                                             WORLDWATER CORP. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                          For the period ended September 30, 2002


                                                                                  Additional    Additional
                                                                                    Paid-In      Paid-In
                                         Common Stock         Preferred Stock      Capital       Capital      Accumulated
                                     Shares     Par Value   Shares   Par Value     (Common)    (Preferred)      Deficit
                                   -----------  ----------  -------  ----------  ------------  ------------  -------------
Balance, December 31, 2001. . . .  40,761,489   $   40,761  677,778  $    6,778  $11,295,167   $    453,222  ($12,725,239)

Issuance of common stock
  for cash. . . . . . . . . . . .   6,100,335        6,100        -           -      844,138              -             -
Issuance of common stock
  for warrants exercised. . . . .   1,168,000        1,168        -           -      174,032              -             -
Issuance of common stock
  for services. . . . . . . . . .   1,149,811        1,150        -           -      239,484              -             -
Issuance of common stock
  for conversion of debt. . . . .      91,667           92        -           -       14,824              -             -
Private placement costs . . . . .           -            -        -           -       (3,500)             -             -
Comprehensive loss:
  Net loss. . . . . . . . . . . .           -            -        -           -            -              -    (1,371,324)
Other comprehensive income -
  Currency translation adjustment           -            -        -           -            -              -             -
                                   -----------  ----------  -------  ----------  ------------  ------------  -------------
Total comprehensive loss. . . . .  (1,367,409)
                                   -----------

Balance, September 30, 2002 . . .  49,271,302   $   49,271  677,778  $    6,778  $12,564,145   $    453,222  ($14,096,563)
                                   ===========  ==========  =======  ==========  ============  ============  =============


                                    Accumulated
                                       Other
                                   Comprehensive
                                   Income (Loss)     Total
                                   -------------  ------------
Balance, December 31, 2001. . . .      ($10,641)    ($939,952)

Issuance of common stock
  for cash. . . . . . . . . . . .             -       850,238
Issuance of common stock
  for warrants exercised. . . . .             -       175,200
Issuance of common stock
  for services. . . . . . . . . .             -       240,634
Issuance of common stock
  for conversion of debt. . . . .             -        14,916
Private placement costs . . . . .             -        (3,500)
Comprehensive loss:
  Net loss. . . . . . . . . . . .             -    (1,371,324)
Other comprehensive income -
  Currency translation adjustment         3,915         3,915
                                   -------------  ------------
Total comprehensive loss


Balance, September 30, 2002 . . .       ($6,726)  ($1,029,873)
                                   =============  ============

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

Domestically, WorldWater's full service water management capabilities include advising and supplying farms, dairies, ranches, and Water Authorities on all phases of the water cycle, from finding to pumping to delivering. In February 2002, WorldWater introduced their AquaMax and SolGen technology in California at the world's largest agricultural show, the WorldAg Expo. The response from farmers has been very positive as the WorldWater system enables them to save considerable money by eliminating the need to buy expensive peak period electrical grid power during the day. The WorldWater system can drive pumps up to 600HP under the sun and automatically switches to grid connection in the evening, when grid electrical costs are reduced. The Company is actively pursuing this market potential and is installing its first domestic systems in the fourth quarter of 2002.

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


SALE  OF  RESTRICTED  SECURITIES  DURING  THE  THIRD  QUARTER  2002

The Company issued 2,333,334 restricted common stock shares for cash proceeds totaling $300,000.

The Company also issued shares for consulting services totaling approximately $70,000.

PART  I.  -  ITEM  3.

CONTROLS  AND  PROCEDURES

Based on their evaluation of the Company's disclosure controls and procedures as of a date within 90 days of the filing of this Report, the President and Vice President, Finance have concluded that such controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect such controls subsequent to the date of their evaluation.

PART  II.      ITEM  5

OTHER  INFORMATION

On November 8, 2002 the Company signed a Securities Purchase Agreement with Millennium 3 Opportunity Fund, LLC, a New Jersey-based venture capital fund. Under the agreement, Millennium 3 has purchased $250,000 of 10% convertible notes and warrants to purchase common stock of the Company and has agreed to make a subsequent investment of up to another $2.25 million, subject to certain conditions. The definitive Securities Purchase Agreement provides for funding in three stages which are anticipated to be completed by December 31, 2002, subject to Millennium's satisfactory completion of due diligence.

The convertible notes bear interest at a rate of 10% per annum and mature three years from the date of issuance. The notes are convertible into shares of the Company's common stock at a conversion price of $0.14/share, subject to adjustment upon certain events. The warrants are exercisable for shares of common stock, half at an exercise price of $0.20 per share and half at an exercise price of $0.50 per share.

In the event that the entire $2.5 million investment is consummated, the total number of shares issuable upon conversion of the notes and those issuable upon exercise of the warrants will be 29,762,250 shares, subject to adjustment, representing approximately 30.2% of the Company's common stock, calculated on a fully diluted basis. The securities sold under the Purchase Agreement entitle the investor to registration rights and certain other shareholder rights.


PART  II.      ITEM  6

EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits

10.1     Securities  Purchase  Agreement
10.2     Investor  Rights  Agreement
10.3     Registration Rights Agreement
10.4     10% Convertible Note due 2005
10.5     Warrant to Purchase 595,250 at $.20
10.6     Warrant to Purchase 595,250 at $.50
99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b)     Reports  on  Form  8-K

No reports on Form 8-K were filed by the Company for the quarterly period ended September 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereby duly authorized.

DATE:      November  15,  2002                         WORLDWATER  CORP.



By:      s/Quentin  T.  Kelly               By:     s/Terri  Lyn  Harris
        ----------------------                     ----------------------
         Quentin  T.  Kelly                          Terri  Lyn  Harris
         Chairman  &  CEO                            Chief  Financial  Officer

CERTIFICATION  PURSUANT TO RULE 13(a) OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF  1934,  AS  ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I,  Quentin  T.  Kelly,  certify  that:

1.     have  reviewed  this  quarterly report on Form 10-Q of WorldWater Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a. designed such disclosure controls and procedures to ensure the material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  November  15,  2002


By:     /s/  Quentin  T.  Kelly
        -----------------------
Name:   Quentin  T.  Kelly
Title:  Chief  Executive  Officer  and  Chairman  of  the  Board

CERTIFICATION  PURSUANT TO RULE 13(a) OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF  1934,  AS  ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I,  Terri  Lyn  Harris,  certify  that:

1.      have  reviewed  this  quarterly report on Form 10-Q of WorldWater Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a. designed such disclosure controls and procedures to ensure the material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  November  15,  2002


By:     /s/  Terri  Lyn  Harris
        -----------------------
Name:  Terri  Lyn  Harris
Title:  Chief  Financial  Officer




                                                                   EXHIBIT 10.1



                          SECURITIES PURCHASE AGREEMENT
                          -----------------------------
     THIS SECURITIES PURCHASE AGREEMENT (the "AGREEMENT") is made, as of the 8TH DAY OF NOVEMBER, 2002, by and among WorldWater Corp., a Delaware corporation (the "COMPANY"), and the Investors set forth on the signature pages affixed hereto (each an "INVESTOR" and collectively the "INVESTORS").

                              W I T N E S S E T H:
                              - - - - - - - - - -
     WHEREAS, the Company and the Investors are executing and delivering this Agreement in reliance upon the exemption from securities registration afforded by the provisions of Regulation D ("REGULATION D"), as promulgated by the U.S. Securities and Exchange Commission (the "SEC") under the 1933 Act (as defined below); and

WHEREAS, subject to the terms and conditions set forth in this Agreement, the Company desires to issue and sell to the Investors, and the Investors desire to acquire from the Company, an aggregate of $2,000,000 principal amount of the Company's 10% Convertible Notes due 2005 (collectively, the "NOTES", each of which is a "NOTE"), in the form of EXHIBIT A annexed hereto, convertible into shares of the Company's common stock, par value $0.001 per share (the "COMMON STOCK"), along with certain warrants to purchase Common Stock, half of which shall bear an exercise price of $0.20 per share (the "$0.20 WARRANTS"), in the form of EXHIBIT B attached to this Agreement, and the other half of which shall have an exercise price of $0.50 per share (the "$0.50 WARRANTS" and collectively, with the $0.20 Warrants, the "WARRANTS")), in the form of EXHIBIT C attached to this Agreement; and

WHEREAS, contemporaneously with the sale of the Securities (as defined below), the parties hereto will execute and deliver a Registration Rights Agreement, in the form attached to this Agreement as EXHIBIT D (the "REGISTRATION RIGHTS AGREEMENT"), pursuant to which the Company will agree, among other things, to provide certain registration rights under the 1933 Act, and applicable state securities laws; and

WHEREAS, contemporaneously with the sale of the Securities, the parties hereto will execute and deliver an Investor Rights Agreement, in the form attached to this Agreement as EXHIBIT E (the "INVESTOR RIGHTS AGREEMENT"), pursuant to which the Investor will receive certain approval, preemptive, tag along and other rights;

NOW, THEREFORE, in consideration of the mutual promises made herein and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

ARTICLE  I

DEFINED  TERMS
--------------

Section 1.1 Definitions. For the purposes of this Agreement, the following terms shall have the meanings herein set forth:

     "Affiliate" means, with respect to any Person, any other Person which directly or indirectly Controls, is controlled by, or is under common control with, such Person.

"Agreement"  has  the  meaning  ascribed  thereto  in  the  preamble  hereof.

"Business Day" means any day except a Saturday, Sunday or other day on which commercial banks located in New York, New York are not open for the general transaction of business.

"By-Laws"  has  the  meaning  ascribed  thereto  in  Section  3.1  hereof.

"Certificate of Incorporation" has the meaning ascribed thereto in Section 3.1 hereof.

"Change  in  Control"  means  any  of:

(a) any Person or group (within the meaning of Rule 13d-5 promulgated under the 1934 Act) becoming, directly or indirectly, the beneficial owner of shares of voting stock of the Company representing more than 50% of the total voting power of all outstanding classes of voting stock of the Company, or having the power, directly or indirectly, to elect a majority of the board of directors of the Company;

(b) the sale, lease, assignment, transfer or other conveyance of all or substantially all of the assets of the Company where the stockholders of the Company before such sale, lease, assignment, transfer or other conveyance do not control, directly or indirectly, at least a majority of the voting interests of the surviving entity after giving effect to such transaction;

(c)     the  liquidation  or  dissolution  of  the  Company;

(d) any reclassification or other change of any stock or recapitalization of the Company which materially adversely changes the terms or conditions of any of the Securities;

(e) the consummation of a merger or consolidation by the Company with or into any other entity where the stockholders of the Company before such merger or consolidation do not control, directly or indirectly, at least a majority of the voting interests of the surviving entity after giving effect to such merger or consolidation; or

(f) the sale, transfer or other disposition by Quentin T. Kelly of 60% or more of his holdings of the capital stock of the Company (measuring as of the October 31, 2002), other than upon his death, whether in one transaction or a series of transactions.

"Closing"  has  the  meaning  ascribed  thereto  in  Section  2.2  hereof.

"Closing  Date"  has  the  meaning  ascribed  thereto  in  Section  2.2  hereof.

"Common  Stock"  has  the  meaning  ascribed  thereto  in  the  recitals hereof.

"Company"  has  the  meaning  ascribed  thereto  in  the  preamble  hereof.

"Company's Knowledge" means the actual knowledge of the officers of the Company after due inquiry made in good faith.

"Contract" means any agreement, indenture, undertaking, debt instrument, contract, lease, understanding, arrangement, or commitment to which the Company or any of its Subsidiaries is a party or by which any of them may be bound or to which any of their properties may be subject, whether or not in writing.

"Control" means the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of a Person, whether through the ownership of voting securities, by contract or otherwise.

"Environmental  Laws"  has  the meaning ascribed thereto in Section 3.17 hereof.

"First  Funding"  has  the  meaning  ascribed  thereto  in  Section  2.2 hereof.

"Funding  Date"  has  the  meaning  set  forth  in  Section  2.2  hereof.

"Fundings"  has  the  meaning  ascribed  thereto  in  Section  2.2  hereof.

"Indemnified  Person"  has  the  meaning ascribed thereto in Section 7.3 hereof.

"Infringe"  has  the  meaning  ascribed  thereto  in  Section  3.15(e)  hereof.

"Intellectual Property" means all of the following: (a) patents, patent applications, patent disclosures and inventions (whether or not patentable and whether or not reduced to practice); (b) trademarks, service marks, trade dress, trade names, corporate names, logos, slogans and Internet domain names, together with all goodwill associated with each of the foregoing; (c) copyrights and copyrightable works; (d) registrations, applications and renewals for any of the foregoing; (e) trade secrets and know-how (including, but not limited to, ideas, formulae, compositions, manufacturing and production processes and techniques, research and development information, drawings, specifications and designs); and
(f) proprietary computer software (including, but not limited to, data, data bases and documentation).

"Investor(s)"  has  the  meaning  ascribed  thereto  in  the  preamble  hereof.

"Investor Rights Agreement" has the meaning ascribed thereto in the recitals hereof.

"Legal  Opinion" has the meaning ascribed thereto in Section5.1(a)(viii) hereof.

"License  Agreement" has the meaning ascribed thereto in Section 3.15(b) hereof.

"Losses"  has  the  meaning  ascribed  thereto  in  Section  7.2  hereof.

"Material Adverse Effect" means a material adverse effect on the assets, liabilities, results of operations, condition (financial or otherwise), business prospects or business of the Company and its Subsidiaries, individually and in the aggregate.

"M3"     means  Millennium  3  Opportunity  Fund,  LLC.

"Notes"  has  the  meaning  ascribed  thereto  in  the  recitals  hereof.

"Note Shares" means the shares of Common Stock issuable upon conversion of the Notes.

"Person" means an individual, corporation, partnership, limited liability company, trust, business trust, association, joint stock company, joint venture, sole proprietorship, unincorporated organization, governmental authority or any other form of entity not specifically listed herein.

"Proposed  Transaction" has the meaning ascribed thereto in Section 6.10 hereof.

"Purchase Price" means up to an aggregate of Two Million Five Hundred Thousand Dollars ($2,500,000).

"Registration Rights Agreement" has the meaning ascribed thereto in the recitals hereof.

"Regulation  D"  has  the  meaning  ascribed  thereto  in  the  recitals hereof.

"Required Investors" means Investors who hold a majority in principal amount of the Notes and/or a majority of the Shares.

"SEC"  has  the  meaning  ascribed  thereto  in  the  recitals  hereof.

"SEC  Filings"  has  the  meaning  ascribed  thereto  in  Section  3.6  hereof.

"Second  Funding"  has  the  meaning  ascribed  thereto  in  Section 2.2 hereof.

"Securities"  means  the  Notes,  the  Warrants  and  the  Shares.

"Shares"  means  the  Note  Shares  and  the  Warrant  Shares.

"Subsidiary"  has  the  meaning  ascribed  thereto  in  Section  3.1  hereof.

"Transaction Documents" means this Agreement, the Registration Rights Agreement, the Investor Rights Agreement, the Warrants and the Notes.

"Transfer" means to directly or indirectly, transfer, sell, assign, pledge, encumber, mortgage, hypothecate, give, or otherwise dispose of, whether or not by operation of law and whether voluntarily or involuntarily.

"Unit" means (i) a Note with a principal amount of $10,000, (ii) $0.20 Warrants covering 23,810 shares of Common Stock and (iii) $0.50 Warrants covering 23,810 shares of Common Stock. The Note shall initially have a conversion price of $0.14 per share such that the $10,000 Note shall initially be convertible into 71,429 shares of Common Stock. The number of shares of Common Stock issuable upon conversion of the Notes shall be as adjusted pursuant to the terms of the Notes and the number of shares of Common Stock issuable upon exercise of the Warrants shall be as adjusted pursuant to the terms of the Warrants.

"Warrants"  has  the  meaning  ascribed  thereto  in  the  recitals  hereof.

"Warrant Shares" means the shares of Common Stock issuable upon exercise of the Warrants.

"1933 Act" means the Securities Act of 1933, as amended, and the rules and regulations of the SEC promulgated thereunder.

"1934 Act" means the Securities Exchange Act of 1934, as amended, and the rules and regulations of the SEC promulgated thereunder.

"2001  10-K"  has  the  meaning  ascribed  thereto  in  Section  3.6  hereof.


ARTICLE  II

PURCHASE  AND  SALE
-------------------

Section 2.1 Purchase and Sale of the Securities. Subject to the terms and conditions of this Agreement, each of the Investors shall (severally and not jointly) purchase and the Company shall sell to the Investors the number of Units set forth next to such Investor's name in the chart contained in Section
2.2 hereof in exchange for the Purchase Price to be paid by such Investor as set forth in the chart contained in Section 2.2.

Section 2.2 Closing and Fundings Generally. The consummation of the purchase and sale of the Units shall occur in three stages, the first of which shall be the sale of 25 Units for $250,000 (the "FIRST FUNDING"), the second of which shall be the sale of an additional 25 Units for an additional $250,000 (the "SECOND FUNDING") and the third of which shall be the sale of up to an additional 150 Units for up to an additional $2,000,000 million (the "CLOSING" and collectively with the First Funding and the Second Funding, the "FUNDINGS") as set forth below:



STAGE     UNITS   PRINCIPAL   NUMBER    NUMBER
-----     -----   AMOUNT OF   OF $.20   OF $.50                       PURCHASE
                   NOTES     WARRANTS   WARRANTS    INVESTOR           PRICE
                  ---------  --------   --------   ----------       -----------

First     25     $ 250,000    595,250    595,250       M3            $ 250,000
Funding
-------------------------------------------------------------------------------
Second
Funding   25     $ 250,000    595,250    595,250       M3            $ 250,000
-------------------------------------------------------------------------------
Closing   Up to  Up to        Up to      Up to
          200    $2,000,000   4,762,000  4,762,000     M3            $  Up to
                                                    and/or such      2,000,000
                                                    other investors
                                                    approved by the
                                                    Company and M3.
-------------------------------------------------------------------------------
TOTAL     Up     Up to        Up to      Up to                       Up to
          to     $2,500,000   5,952,500  5,952,500                   $2,500,000
          250


     Each of the three (3) Fundings shall take place at the offices of Lowenstein Sandler PC, 65 Livingston Avenue, Roseland, New Jersey 07068, or by transmission by facsimile and overnight courier, on the applicable date set forth in Section 2.3 or on such later date or at such different location as the parties shall mutually agree, but not prior to the date that the applicable conditions set forth in Article V hereof have been satisfied or waived by the appopriate party (each, a "FUNDING DATE"); provided, that the Funding Date on which the Closing occurs shall also be referred to as the "CLOSING DATE."

Subject to the conditions set forth in Section 5.1(a), the Closing shall be consummated on or prior to December 31, 2002 (the "LAST CLOSING DATE");
provided, that in the event that the Company has not obtained in writing all requisite third party consents or approvals (including the making of any necessary filings), then the Last Closing Date shall be extended to a date selected by the Investors, but not later than January 30, 2003; and provided further, that in the event the Company has not obtained in writing all requisite third party consents or approvals (including the making of any necessary filings) by January 30, 2003, then the Closing shall be extended to a date selected by the Investors in their sole discretion. Notwithstanding the foregoing, in the event the obligation to obtain such third party consent or approval arises solely by request of the Investors and is not related to any pre-existing contractual or legal obligation of the Company, then such extension shall be to a date mutually acceptable to the Company and the Investors. Prior to the Closing, the Company and the Investors shall determine if any other investors shall purchase any Units at the Closing.

Section  1.1     Fundings.
------------     --------
(a)     At  the  First  Funding  (which  shall  occur  on  the  date  hereof):

(i) Each Investor shall deliver the portion of the Purchase Price set forth next to its name in the chart contained in Section 2.2 hereof (on the row labelled "First Funding") by wire transfer of immediately available funds to accounts designated in writing by the Company; provided that the First Funding shall not exceed $250,000.

(ii) The Company shall deliver to each Investor a Note representing the principal amount purchased by such Investor as set forth in the chart contained in Section 2.2 hereof (on the row labelled "First Funding") and the number of $0.20 Warrants and $0.50 Warrants as set forth in the chart contained in Section
2.2  (on  the  row  labelled  "First  Funding").
(iii) The parties shall execute and deliver each of the documents and take such other actions referred to in Article V hereof to be delivered by such party at the First Funding.

(b) At the Second Funding (which shall occur on or before November 15, 2002, which date may be extended by the Investors in their sole discrection):
(i) Each Investor shall deliver the portion of the Purchase Price set forth next to its name in the chart contained in Section 2.2 hereof (on the row labelled "Second Funding") by wire transfer of immediately available funds to accounts designated in writing by the Company; provided that the Second Funding shall not exceed $250,000.

(ii) The Company shall deliver to each Investor a Note representing the principal amount purchased by such Investor as set forth in the chart contained in Section 2.2 hereof (on the row labelled "Second Funding") and $0.20 Warrants and $0.50 Warrants as set forth in the chart contained in Section 2.2 (on the row labelled "Second Funding") .

(iii) The parties shall execute and deliver each of the documents and take such other actions referred to in Article V hereof to be delivered by such party at the Second Funding.

(iv) The Registration Rights Agreement shall be effective as of the Second Funding.

(c) At the Closing (which shall occur after the conditions to closing set forth in Article V have been satisfied):

(i) Each Investor who shall be investing at the Closing shall deliver its respective portion of the Purchase Price in the chart contained in Section 2.2 hereof (on the row labelled "Closing") by wire transfer of immediately available funds to accounts designated in writing by the Company; provided that the Closing shall be for up to $2,000,000, as determined by the Investors in their sole discretion.

(ii) The Company shall deliver to each Investor a Note representing the principal amount purchased by such Investor at the Closing and the number of $0.20 Warrants and $0.50 Warrants to be issued to the Investor at the Closing (in each case based upon the amount of Purchase Price paid by such Investor pursuant to paragraph (i) of this subsection (c)).

(iii) The Parties shall execute and deliver each of the documents and take such other actions referred to in Article V hereof to be delivered by such party at the Closing.


ARTICLE  II
COMPANY  REPRESENTATIONS  AND  WARRANTIES
-----------------------------------------
     Representations  and  Warranties  of  the  Company.  The  Company  hereby
     --------------------------------------------------
represents  and  warrants  to  the  Investors  as  follows:

Section  2.1     Organization,  Good  Standing  and  Qualification.  Each of the
------------     -------------------------------------------------
Company and its Subsidiaries (as defined below) is a corporation duly organized, validly existing and in good standing under the laws of the jurisdiction of its incorporation and has all requisite corporate power and authority to carry on its business as now conducted and to own its properties. Each of the Company and its Subsidiaries is duly qualified to do business as a foreign corporation and is in good standing in each jurisdiction in which the conduct of its business or its ownership or leasing of property makes such qualification or leasing necessary unless the failure to so qualify has not and could not reasonably be expected to have a Material Adverse Effect. The Company's subsidiaries are reflected on SCHEDULE 3.1 hereto (each a "SUBSIDIARY" and collectively the "SUBSIDIARIES"). The Company has furnished to each of the Investors, true and correct copies of the Company's Certificate of Incorporation, as amended and as in effect on the date hereof (the "CERTIFICATE OF INCORPORATION"), and the Company's By-Laws, as in effect on the date hereof (the "BY-LAWS"). Neither the Company nor any Subsidiary is in any material violation of any of the provisions of its respective certificate of incorporation, by-laws or other charter documents.

Section  2.2     Authorization.  The  Company  has the requisite corporate power
------------     -------------
and  authority  and  has taken all requisite corporate action necessary for the:
(a) authorization, execution and delivery of the Transaction Documents; (b) authorization of the performance of all obligations of the Company hereunder or thereunder, and (c) authorization, issuance (or reservation for issuance) and delivery of the Notes, the Warrants and the Shares. Each of the Transaction Documents executed and delivered by the Company on the date hereof constitutes, and each of the Transaction Documents to be executed and delivered by the Company on the Second Funding and the Closing will constitute, the legal, valid and binding obligations of the Company, enforceable against the Company in accordance with their respective terms, subject to bankruptcy, insolvency, fraudulent transfer, reorganization, moratorium and similar laws of general applicability relating to or affecting creditors' rights generally, and to the exercise of judicial discretion as to the availability of equitable remedies such as specific performance and subject, as to enforcement of indemnification provisions, to limitations under applicable securities laws.

Section 2.3     Capitalization.  (a)  SCHEDULE 3.3 sets forth (i) the authorized
-----------     --------------        ------------
capital stock of the Company on the date hereof; (ii) the number of shares of capital stock issued and outstanding; (iii) the number of shares of capital stock issuable pursuant to the Company's stock plans; and (iv) the number of shares of capital stock issuable and reserved for issuance pursuant to securities (other than the Securities) exercisable for, or convertible into or exchangeable for any shares of capital stock of the Company. All of the issued and outstanding shares of the Company's capital stock have been duly authorized and validly issued and are fully paid, nonassessable and free of pre-emptive rights and were issued in full compliance with applicable law and any rights of third parties. All of the issued and outstanding shares of capital stock of each Subsidiary have been duly authorized and validly issued and are fully paid, nonassessable and free of pre-emptive rights, were issued in full compliance with applicable law and any rights of third parties and are owned by the Company, beneficially and of record, subject to no lien, encumbrance or other adverse claim. No Person is entitled to pre-emptive or similar statutory or contractual rights with respect to any securities of the Company. Except as set forth on SCHEDULE 3.3, there are no outstanding warrants, options, convertible securities or other rights, agreements or arrangements of any character under which the Company or any of its Subsidiaries is or may be obligated to issue any equity securities of any kind and except as contemplated by this Agreement, neither the Company nor any of its Subsidiaries is currently in negotiations for the issuance of any equity securities of any kind. Except for the Investor
Rights Agreement and except as set forth on SCHEDULE 3.3, there are no voting agreements, buy-sell agreements, option or right of first purchase agreements or other agreements of any kind among the Company and any of the securityholders of the Company relating to the securities of the Company held by them. SCHEDULE
3.3 sets forth a true and complete list of the Persons who have been granted the right to require the Company to register any securities of the Company under the 1933 Act, whether on a demand basis or in connection with the registration of securities of the Company for its own account or for the account of any other Person and the Company has not granted any other Person the right to require the Company to register any securities of the Company under the 1933 Act, whether on a demand basis or in connection with the registration of securities of the Company for its own account or for the account of any other Person. All of the Persons set forth on SCHEDULE 3.3 have waived their rights to have their securities registered by the Company in the registration statements to be filed by the Company in connection with the registration of the Investors' Securities pursuant to the terms of the Registration Rights Agreement.

          (b)     SCHEDULE  3.3  sets  forth  a  true and complete table setting
                  -------------
forth the pro forma capitalization of the Company on a fully diluted basis giving effect to (i) the issuance of the Securities, (ii) any adjustments in other securities resulting from the issuance of the Securities and (iii) the exercise or conversion of all outstanding securities. The issuance and sale of the Securities hereunder will not obligate the Company to issue shares of Common Stock or other securities to any other Person (other than the Investors) and will not result in the adjustment of the exercise, conversion, exchange or reset price of any outstanding security.

          (c) The Company does not have outstanding stockholder purchase rights or any similar arrangement in effect giving any Person the right to purchase any equity interest in the Company upon the occurrence of certain events.

Section  2.4     Valid  Issuance.  The Notes and the Warrants have been duly and
------------     ---------------
validly authorized. Upon the due conversion of the Notes or the due exercise of the Warrants, as applicable, the Note Shares or the Warrant Shares, as applicable, issuable upon such conversion or exercise will be validly issued, fully paid and non-assessable free and clear of all liens, encumbrances, restrictions and rights of first refusal, except for restrictions on transfer set forth in the Transaction Documents or imposed by applicable securities laws. The Company has reserved a sufficient number of shares of Common Stock for issuance upon the conversion of the Notes and upon exercise of the Warrants, free and clear of all liens, encumbrances, restrictions and rights of first refusal, except for restrictions on transfer set forth in the Transaction Documents or imposed by applicable securities laws. Assuming the accuracy of the Invetors' representations and warranties contained herein, the issuance by the Company of the Securities is exempt from registration under the 1933 Act.

Section  2.5     Consents.  The  execution,  delivery  and  performance  by  the
------------     --------
Company of the Transaction Documents and the offer, issuance and sale of the Securities do not require consent of, action by or in respect of, or filing with, any Person or governmental official other than filings that have been made pursuant to applicable state securities laws and post-sale filings pursuant to applicable state and federal securities laws which the Company undertakes to file within the applicable time periods (including, without limitation, the filing of the registration statements with the SEC as contemplated by the Registration Rights Agreement). The Company has taken all action necessary to exempt the sale of the Notes and the Warrants and the issuance of the Note Shares pursuant to the terms of the Notes and the Warrant Shares pursuant to the terms of the Warrants from (i) the provisions of any anti-takeover or business combination law or statute binding on the Company or to which the Company or any of its assets and properties may be subject, (ii) the Company's Certificate of Incorporation and By-Laws and (iii) any stockholder rights agreement, plan or other arrangement which, in any case, would restrict or limit the ability of the Investors to acquire, vote or dispose of the Securities or to exercise the rights granted to the Investors under the Transaction Documents becoming applicable to the Investors or the Securities.

Section 2.6     Delivery of SEC Filings; Business.  The Company has provided the
-----------     ---------------------------------
Investors with copies of the Company's most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (the "2001 10-K"), and all other reports filed by the Company pursuant to the 1934 Act since the filing of the 2001 10-K and prior to the date hereof (collectively, the "SEC FILINGS"). The SEC Filings are the only filings required of the Company pursuant to the 1934 Act for such period. The Company and its Subsidiaries are engaged only in the business described in the SEC Filings and the SEC Filings contain a complete and accurate description in all material respects of the business of the Company and its Subsidiaries taken as a whole.

Section  2.7     Use  of  Proceeds.  The  proceeds of the sale of the Securities
------------     -----------------
hereunder shall be used by the Company primarily to fund pending revenue projects and for current working capital.

Section  2.8     No Material Adverse Change.  Since December 31, 2001, except as
------------     --------------------------
identified  and  described  in  the  SEC  Filings,  there  has  not  been:
(a) any change in the consolidated assets, liabilities, financial condition or operating results of the Company from that reflected in the financial statements included in the 2001 10-K or the Company's Quarterly Reports on Form 10-Q filed since the 2001 10-K, except for changes in the ordinary course of business which have not or are not reasonably expected to have a Material Adverse Effect, individually or in the aggregate;

(b) any declaration or payment of any dividend, or any authorization or payment of any distribution, on any of the capital stock of the Company, or any redemption or repurchase of any securities of the Company;

(c) any material damage, destruction or loss, whether or not covered by insurance to any material assets or properties of the Company or its Subsidiaries;

(d) any waiver, not in the ordinary course of business, by the Company or any Subsidiary of a material right or of a material debt owed to it;

(e) any satisfaction or discharge of any lien, claim or encumbrance or payment of any obligation by the Company or a Subsidiary, except in the ordinary course of business and which is not material to the assets, properties, financial condition, operating results or business of the Company and its Subsidiaries taken as a whole (as such business is presently conducted);

(f) any change or amendment to the Company's or any Subsidiary's Certificate of Incorporation or By-Laws, or material change to any material contract or arrangement by which the Company or any Subsidiary is bound or to which any of their respective assets or properties is subject;

(g) any material labor difficulties or labor union organizing activities with respect to employees of the Company or any Subsidiary;

(h) the loss of the services of any key employee, or material change in the composition or duties of the senior management of the Company or any Subsidiary;

(i) the loss or, to the Company's Knowledge, threatened loss of any customer which has had or is reasonably expected to have a Material Adverse Effect; or

(j) any other event, transaction or condition of any character that has had or could reasonably be expected to have a Material Adverse Effect.

Section  2.9     SEC  Filings.
------------     ------------
(a) At the time of filing thereof, the SEC Filings complied as to form in all material respects with the requirements of the 1934 Act and did not contain any untrue statement of a material fact or omit to state any material fact necessary in order to make the statements made therein, in the light of the circumstances under which they were made, not misleading.

(b) During the preceding two (2) years, each registration statement and any amendment thereto filed by the Company pursuant to the 1933 Act and the rules and regulations thereunder, as of the date such statement or amendment became effective, complied as to form in all material respects with the 1933 Act and did not contain any untrue statement of a material fact or omit to state any material fact required to be stated therein or necessary in order to make the statements made therein, in light of the circumstances under which they were made, not misleading; and each prospectus filed pursuant to Rule 424(b) under the 1933 Act, as of its issue date and as of the closing of any sale of securities pursuant thereto, did not contain any untrue statement of a material fact or omit to state any material fact required to be stated therein or necessary in order to make the statements made therein, in the light of the circumstances under which they were made, not misleading.

Section  2.10     No  Conflict,  Breach,  Violation  or  Default.
-------------     ----------------------------------------------
(a) The execution, delivery and performance of the Transaction Documents by the Company and the issuance and sale of the Securities will not conflict with or result in a breach or violation of any of the terms and provisions of, or constitute a default under: (i) the Company's Certificate of Incorporation or the Company's By-Laws, both as in effect on the date hereof; (ii) any statute, rule, regulation or order of any governmental agency or body or any court, domestic or foreign, having jurisdiction over the Company, any Subsidiary or any of their respective assets or properties; or (iii) any agreement or instrument to which the Company or any Subsidiary is a party or by which the Company or a Subsidiary is bound or to which any of their respective assets or properties is subject.

(b) Neither the Company nor any Subsidiary: (i) is in default under or in violation of any Contract set forth on SCHEDULE 3.16; (ii) is in violation of any order of any court, arbitration or governmental body applicable to it; or
(iii) is in violation of any statute, rule or regulation of any governmental authority to which it is subject. The business of the Company and its Subsidiaries is not being conducted in violation of any law, ordinance, rule or regulation of any governmental authority, except where such violations have not resulted or would not reasonably be expected to result, individually or in the aggregate, in a Material Adverse Effect. Neither the Company nor any of its Subsidiaries is in breach of any Contract set forth on SCHEDULE 3.16 where such breach, individually or in the aggregate, is reasonably expected to have a Material Adverse Effect.

Section  2.11     Tax  Matters.  Each  of  the  Company  and each Subsidiary has
-------------     ------------
timely prepared and filed all tax returns required to have been filed by the Company or such Subsidiary with all appropriate governmental agencies and timely paid all taxes shown thereon or otherwise owed by it. The charges, accruals and reserves on the books of the Company in respect of taxes for all fiscal periods are adequate in all material respects, and, there are no material unpaid assessments against the Company or any Subsidiary nor, to the Company's Knowledge, any basis for the assessment of any additional taxes, penalties or interest for any fiscal period or audits by any federal, state or local taxing authority except for any assessment which is not material to the Company and its Subsidiaries, taken as a whole. All taxes and other assessments and levies that the Company or any Subsidiary is required to withhold or to collect for payment have been duly withheld and collected and paid to the proper governmental authority or third party when due. There are no tax liens or claims pending or, to the Company's Knowledge, threatened against the Company or any Subsidiary or any of their respective assets or property. There are no outstanding tax sharing agreements or other such arrangements between the Company and any Subsidiary or other corporation or entity.

Section  2.12     Title to Properties.  The Company and each Subsidiary has good
-------------     -------------------
and marketable title to all real properties and all other properties and assets owned by it, in each case free from liens, encumbrances and defects of any kind. Except as disclosed in the SEC Filings, the Company and each Subsidiary holds any leased real or personal property under valid and enforceable leases with no exceptions that would materially interfere with the use currently made thereof by them.

Section  2.13     Certificates,  Authorities  and Permits.  The Company and each
-------------     ---------------------------------------
Subsidiary possess adequate certificates, authorities or permits issued by appropriate governmental agencies or bodies necessary to conduct the business now operated by it, and neither the Company nor any Subsidiary has received any notice of proceedings relating to the revocation or modification of any such certificate, authority or permit that, if determined adversely to the Company or such Subsidiary, could reasonably be expected to have a Material Adverse Effect, individually or in the aggregate.

Section  2.14     No  Labor  Disputes.  No  material  labor  dispute  with  the
-------------     -------------------
employees of the Company or any Subsidiary exists or, to the Company's knowledge, is threatened.

Section  2.15     Intellectual  Property.
-------------     ----------------------
(a) Each patent, trademark, service mark, copyright, registered trade name and Internet domain name, and all applications therefor, included within the Intellectual Property of the Company and its Subsidiaries is currently valid and enforceable and in compliance with all legal requirements (including timely filings, proofs and payments of fees), except where the failure to be in such compliance is not reasonably expected to have a Material Adverse Effect. No material patent of the Company or its Subsidiaries has been or is now involved in any interference, reissue, re-examination or opposition proceeding.

(b) All of the licenses and sublicenses and consent, royalty or other agreements concerning Intellectual Property which are necessary for the conduct of the Company's and each of its Subsidiaries' respective businesses as currently conducted or as currently proposed to be conducted to which the Company or any Subsidiary is a party or by which any of their assets are bound (other than generally commercially available, non-custom, off-the-shelf software application programs having a retail acquisition price of less than $10,000 per license) (collectively, "LICENSE AGREEMENTS") are valid and binding obligations of the Company or its Subsidiaries that are parties thereto and, to the Company's Knowledge, the other parties thereto, enforceable in accordance with their terms, except to the extent that enforcement thereof may be limited by bankruptcy, insolvency, reorganization, moratorium, fraudulent conveyance or other similar laws affecting the enforcement of creditors' rights generally and to the exercise of judicial discretion as to the enforceability of remedies such as specific performance.

(c) The Company and its Subsidiaries own or have the valid right to use all of the Intellectual Property necessary for the conduct of the Company's and each of its Subsidiaries' businesses substantially as currently conducted or as currently proposed to be conducted and for the ownership, maintenance and operation of the Company's and its Subsidiaries' properties and assets.

(d) The Intellectual Property owned by the Company or its Subsidiaries and that is necessary for the conduct of the Company's and each of its Subsidiaries' respective businesses as currently conducted or as currently proposed to be conducted, is owned free and clear of all liens, encumbrances, adverse claims or obligations to license all such owned Intellectual Property, other than licenses entered into in the ordinary course of the Company's and its Subsidiaries' businesses, except for liens, encumbrances, adverse claims and obligations that are not reasonably expected to have a Material Adverse Effect.

(e) The Company and each of its Subsidiaries have taken reasonable steps, including the execution of confidentiality agreements and intellectual property and work product assignments and releases, to maintain, police and protect (i) the Intellectual Property which it owns and which is necessary for the conduct of the Company's and each of its Subsidiaries' respective businesses as currently conducted or as currently proposed to be conducted and the business and marketing plans and customer and supplier lists and related information of the Company. To the Company's Knowledge, the conduct of the Company's and its Subsidiaries' businesses as currently conducted does not infringe or otherwise impair or conflict with (collectively, "INFRINGE") any Intellectual Property rights of any third party, and, to the Company's Knowledge, the Intellectual Property rights of the Company and its Subsidiaries which are necessary for the conduct of the Company's and each of its Subsidiaries' respective businesses as currently conducted are not being Infringed by any third party. There is no litigation or order pending or outstanding or, to the Company's Knowledge, threatened against the Company, that seeks to limit or challenge or that concerns the ownership, use, validity or enforceability of any Intellectual
Property of the Company and its Subsidiaries and the Company's and its Subsidiaries' use of any Intellectual Property owned by a third party.

(f) The consummation of the transactions contemplated hereby do not result in the alteration, loss, impairment of or restriction on the Company's or any of its Subsidiaries' ownership or right to use any of the Intellectual Property which is necessary for the conduct of the Company's and each of its Subsidiaries' respective businesses as currently conducted or as currently proposed to be conducted.

(g) All software that has been developed by the Company or any of its Subsidiaries, and, to the Company's Knowledge, all software that has been developed by third-parties, that the Company or any of its Subsidiaries sells or licenses to third parties is free from any material defect, bug, virus, or programming, design or documentation error (other than media defects) and conforms in all material respects to the specifications and purposes thereof.

(h) The Company and its Subsidiaries have taken reasonable steps to protect the Company's and its Subsidiaries' rights in their confidential information and trade secrets. Each employee, consultant and contractor who has had access to proprietary Intellectual Property which is necessary for the conduct of the Company's and each of its Subsidiaries' respective businesses as currently conducted, or the business and marketing plans and customer and supplier lists and related information of the Company, has executed an agreement to maintain the confidentiality of such Intellectual Property and such other materials and has executed appropriate agreements that are substantially consistent with the Company's standard forms thereof. Except under confidentiality obligations, there has been no material disclosure of any of the Company's or its Subsidiaries' confidential information or trade secrets to any third party.

Section  2.16     Contracts.     (a)  SCHEDULE  3.16  sets  forth  each  of  the
-------------     ---------           --------------
following Contracts to which the Company or any of its Subsidiaries is a party, by which the Company or any of its Subsidiaries is bound, or to which the properties of the Company or any of its Subsidiaries is subject:

(i) any Contract providing for the borrowing or lending of money or the deferred purchase price of property in excess of $75,000 (in either case, whether incurred, assumed, guaranteed or secured by any asset);

(ii)     any  Contract  relating  to  Intellectual  Property;

(iii) any Contract providing for exclusive dealing or that limits the freedom of the Company or any of its Subsidiaries to compete in any line of business or with any person or in any area or to offer employment to or hire any person;

(iv) any compensation, employment, consulting, severance, supplemental retirement, change in control or other similar Contract with any current director, officer, consultant, partner, stockholder, member or employee of the Company or any of its Subsidiaries;

(v) any stockholder agreement, voting agreement, voting trust agreement or similar Contract involving the capital stock of the Company or any equity interests of any of its Subsidiaries;

(vi) any Contract or other document filed as an exhibit to any of the Company's SEC Filings; or

(vii) any other Contract that is material to the Company or any of its Subsidiaries.

(b) Each Contract is a valid and binding agreement of the Company or its Subsidiaries, if any, party thereto and, to the Company's Knowledge, the counterparty or counterparties thereto, and is in full force and effect, and neither the Company nor, to the Company's Knowledge, any other party thereto is in default under any such Contract and there has not occurred any event that, with the lapse of time or the giving of notice or both, would constitute such a default.

(c) Except for the Company's engagement letter with Perrin, Holden & Davenport Capital Corp., none of the Company or any of its Subsidiaries is a party to any pending engagement letters, sales agency agreements or other similar agreements.

(d) To the Company's Knowledge, no current or former employee or contractor of the Company or any of its Subsidiaries is or was a party to any agreement (directed to non-disclosure, non-compete, non-solicitation, exclusive services obligations or otherwise) that restricts, restricted, forbids or forbade at any time during such employment or engagement the activities or performance of duties of the employee or contractor for or on behalf of the Company, or otherwise in connection with such employment or engagement.

Section  2.17     Environmental Matters.  Neither the Company nor any Subsidiary
-------------     ---------------------
is in violation of any statute, rule, regulation, decision or order of any governmental authority or body or any court, domestic or foreign, relating to the use, disposal or release of hazardous or toxic substances or relating to the protection or restoration of the environment or human exposure to hazardous or toxic substances (collectively, "ENVIRONMENTAL LAWS"), owns or operates any real property contaminated with any substance that is subject to any Environmental Laws, is liable for any off-site disposal or contamination pursuant to any Environmental Laws, or is subject to any claim relating to any Environmental Laws, which violation, contamination, liability or claim has had or could be reasonably expected to have a Material Adverse Effect, individually or in the aggregate; and there is no pending or, to the Company's Knowledge, threatened investigation of any claim relating to any Environmental Laws.

Section 2.18     Litigation.  There are no pending actions, suits or proceedings
------------     ----------
against the Company, its Subsidiaries or any of its or their properties that could be reasonably expected to have a Material Adverse Effect; and to the Company's Knowledge, no such actions, suits or proceedings are or have been threatened. There are no pending actions, charges, indictments, information or, to the Company's Knowledge, investigations or threatened investigations of the Company, any Subsidiary or any of their respective directors, officers, employees or agents as such, which are civil in nature or involve allegations of criminal violations of any Federal, state or local law by the Company, any Subsidiary or any of their respective directors, officers, employees or agents acting on behalf of the Company or any Subsidiary.

Section  2.19     Financial  Statements.  The  financial  statements included in
-------------     ---------------------
each SEC Filing present fairly (as required by United States generally accepted accounting principles), in all material respects, the consolidated financial position of the Company as of the dates shown and its consolidated results of operations and cash flows for the periods shown, and such financial statements have been prepared in conformity with United States generally accepted accounting principles applied on a consistent basis (except as may be disclosed therein or in the notes thereto, and, in the case of quarterly financial statements, as permitted by Form 10-Q under the 1934 Act and subject to year-end adjustments). Except as set forth in the financial statements of the Company included in the SEC Filings filed prior to the date hereof, neither the Company nor any of its Subsidiaries has incurred any liabilities, contingent or otherwise, except those incurred in the ordinary course of business, consistent (as to amount and nature) with past practices since the date of such financial statements, none of which, individually or in the aggregate, have had or is reasonably expected to have a Material Adverse Effect.

Section  2.20     Insurance  Coverage.  The Company and each Subsidiary maintain
-------------     -------------------
in full force and effect insurance coverage, including directors and officers insurance, that is customary for comparably situated companies for the business being conducted and properties owned or leased by the Company and each Subsidiary, and the Company reasonably believes such insurance coverage to be adequate against all liabilities, claims and risks against which it is customary for comparably situated companies to insure. SCHEDULE 3.20 hereto sets forth a complete list of all insurance policies and fidelity bonds relating to the assets, business, operations, employees, officers or directors of the Company and its Subsidiaries, as of the date hereof and immediately prior to the Closing and setting forth the type of coverage, insurance limits, deductibles and insurance carriers.

Section  2.21     Brokers  and  Finders.  Except  for Perrin, Holden & Davenport
-------------     ---------------------
Capital Corp., the fees and expenses of which are solely the Company's responsibility, no Person has, as a result of the transactions contemplated by this Agreement, any valid right, interest or claim against or upon the Company, any Subsidiary or an Investor for any commission, fee or other compensation pursuant to any agreement, arrangement or understanding entered into by or on behalf of the Company.

Section  2.22     No  Directed Selling Efforts or General Solicitation.  Neither
-------------     ----------------------------------------------------
the Company nor any Person acting on its behalf has conducted any general solicitation or general advertising (as those terms are used in Regulation D) in connection with the offer or sale of any of the Notes.

Section  2.23     No  Integrated  Offering.  Neither  the Company nor any of its
-------------     ------------------------
Affiliates, nor any Person acting on its or their behalf has, directly or indirectly, made any offers or sales of any Company security or solicited any offers to buy any security, under circumstances that would adversely affect reliance by the by the Company on Section 4(2) for the exemption from registration for the transactions contemplated hereby or would require registration of the Securities under the 1933 Act.

Section  2.24     Investment Company.  The Company is not, and is not controlled
-------------     ------------------
by or under common control with an Affiliate of an "investment company" within the meaning of the Investment Company Act of 1940, as amended.

Section  2.25     Questionable  Payments.  Neither  the  Company  nor any of its
-------------     ----------------------
Subsidiaries nor, to the Company's Knowledge, any of their respective current or former stockholders, directors, officers, employees, agents or other Persons acting on behalf of the Company or any Subsidiary, has on behalf of the Company or any Subsidiary or in connection with their respective businesses: (a) used any corporate funds for unlawful contributions, gifts, entertainment or other unlawful expenses relating to political activity; (b) made any direct or indirect unlawful payments to any governmental officials or employees from corporate funds; (c) established or maintained any unlawful or unrecorded fund of corporate monies or other assets; (d) made any intentionally false or fictitious entries on the books and records of the Company or any Subsidiary; or
(e) made any unlawful bribe, rebate, payoff, influence payment, kickback or other unlawful payment of any nature.

Section  2.26     Internal  Accounting  Controls.  The  Company  and each of the
-------------     ------------------------------
Subsidiaries maintain a system of internal accounting controls sufficient to provide reasonable assurance that: (a) transactions are executed in accordance with management's general or specific authorizations; and (b) transactions are recorded as necessary to permit preparation of financial statements in conformity with United States generally accepted accounting principles and to maintain asset accountability.

Section  2.27     Transactions  With  Affiliates.  The  Company has reported, in
-------------     ------------------------------
accordance with law, any transactions with officers, directors or employees of the Company who are parties to any transaction with the Company or any of its Subsidiaries (other than for services as employees, officers and directors), including any contract, agreement or other arrangement providing for the furnishing of services to or by, providing for rental of real or personal property to or from or otherwise requiring payments to or from any officer, director or such employee or, to the Company's Knowledge, any corporation, partnership, trust or entity in which any officer, director or any such employee has a substantial interest or is an officer, director, trustee or partner.

Section  2.28     Application to Takeover Protection.  The Company and its Board
-------------     ----------------------------------
of Directors have taken all necessary action, if any, in order to render inapplicable any control share acquisition, business combination or other similar anti-takeover provision under the Certificate of Incorporation, By-Laws or the laws of the Company's state of incorporation which is or could become applicable to the Investors or the Agreements as a result of the transactions contemplated by the Agreement. None of the transactions contemplated by the Agreements, including the conversion of the Notes into Shares, will trigger any poison pill provisions of any of the Company's stockholders' rights or similar agreements.

Section  2.29     Acknowledgment  of  Dilution.  The  Company  understands  and
-------------     ----------------------------
acknowledges the potentially dilutive effect to the Common Stock upon the issuance of the Note Shares upon conversion of the Notes or Warrant Shares upon exercise of the Warrants. The Company further acknowledges that its obligation to issue Shares upon conversion of the Notes or exercise of the Warrants in accordance with this Agreement, the Notes and the Warrants is absolute and unconditional (but subject to the terms and conditions of the Transaction Documents) regardless of the dilutive effect that such issuance may have on the ownership interests of other stockholders of the Company.

Section  2.30     Disclosures.  No  representation  or warranty contained in the
-------------     -----------
Agreement contains any untrue statement of a material fact or omits to state a material fact necessary in order to make the statements contained therein, in light of the circumstances under which they were made, not misleading. There is no fact known to the Company that the Company has not disclosed to the Investors which has had or which could be expected to have a Material Adverse Effect on the Company other than with regard to general economic conditions or world events outside the control of the Company.


ARTICLE  III

INVESTOR'S  REPRESENTATIONS  AND  WARRANTIES
--------------------------------------------
     Representations  and  Warranties  of  the Investors.  Each of the Investors
     ---------------------------------------------------
hereby severally, and not jointly, makes the following representations and warranties to the Company that:

Section  3.1     Organization and Existence.  The Investor is a validly existing
------------     --------------------------
corporation, limited partnership or limited liability company and has the requisite corporate, partnership or limited liability company authority, as applicable, to execute and deliver the Transaction Documents to which it is a party to and to invest in the Securities pursuant to this Agreement.

Section  3.2     Authorization.  The  execution, delivery and performance by the
------------     -------------
Investor of the Transaction Documents have been duly authorized and the Transaction Documents each constitute the valid and legally binding obligation of the Investor, enforceable against the Investor in accordance with their respective terms, subject to bankruptcy, insolvency, fraudulent transfer, reorganization, moratorium and similar laws of general applicability relating to or affecting creditors' rights generally, and to the exercise of judicial discretion as to the availability of equitable remedies such as specific performance and subject, as to enforcement of indemnification provisions, to limitations under applicable securities laws.

Section  3.3     Purchase  Entirely  for  Own  Account.  The  Securities  to  be
------------     -------------------------------------
received by the Investor hereunder will be acquired for the Investor's own account, not as nominee or agent, and not with a view to the resale or other transfer or distribution of any portion thereof or interest therein in violation of the 1933 Act, and the Investor has no present intention of selling, granting any participation in, or otherwise transfering or distributing the Securities or any portion thereof or interest therein in violation of the 1933 Act. The Investor is not a registered broker dealer or an entity engaged in the business of being a broker dealer.

Section  3.4     Investment  Experience.  The  Investor acknowledges that it can
------------     ----------------------
bear the economic risk and complete loss of its investment in the Securities, and has such knowledge and experience in financial or business matters that it is capable of evaluating the merits and risks of the investment contemplated hereby.

Section  3.5     Disclosure of Information.  The Investor has had an opportunity
------------     -------------------------
to receive all additional information related to the Company requested by it and to ask questions of and receive answers from the Company regarding the Company, its business and the terms and conditions of the offering of the Securities.
The Investor acknowledges receipt of copies of the SEC Filings. Neither such inquiries nor any other due diligence investigation conducted by the Investor shall modify, amend or affect the Investor's right to rely on the Company's representations and warranties contained in this Agreement.

Section  3.6     Restricted  Securities.  The  Investor  understands  that  the
------------     ----------------------
Securities are characterized as "restricted securities" under the U.S. federal securities laws inasmuch as they are being acquired from the Company in a transaction not involving a public offering and that under such laws and applicable regulations such securities may be resold without registration under the 1933 Act only in certain limited circumstances.

Section  3.7     Legends.
------------     -------
(a) It is understood that, until the earlier of: (a) registration for resale pursuant to the Registration Rights Agreement or (b) the time when any of the Securities may be, may be sold pursuant to Rule 144(k), certificates or agreements evidencing such Securities, as the case may be, may bear the following or any substantially similar legend:

     "THE SECURITIES REPRESENTED HEREBY HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR THE SECURITIES LAWS OF ANY STATE, AND MAY NOT BE SOLD, TRANSFERRED OR OTHERWISE DISPOSED OF EXCEPT PURSUANT TO AN EFFECTIVE REGISTRATION STATEMENT OR EXEMPTION FROM REGISTRATION UNDER THE FOREGOING LAWS".

(b) Upon the earlier of: (i) registration for resale pursuant to the Registration Rights Agreement and receipt by the Company of the Investor's written confirmation that such securities will not be disposed of except in compliance with the prospectus delivery requirements of the 1933 Act; and (ii) Rule 144(k) becoming available, the Company shall, upon an Investor's written request, promptly cause certificates evidencing the Securities to be replaced with certificates which do not bear such restrictive legends.

Section  3.8     Accredited Investor.  The Investor is an accredited investor as
------------     -------------------
defined  in  Rule  501(a)  of  Regulation  D.

Section  3.9     No  General  Solicitation.  The  Investor  did not learn of the
------------     -------------------------
investment in the Securities as a result of any public advertising or general solicitation.

Section  3.10     Brokers  and  Finders.  No  Person  has,  as  a  result of the
-------------     ---------------------
transactions contemplated by this Agreement, any valid right, interest or claim against or upon the Company, any Subsidiary or an Investor for any commission, fee or other compensation pursuant to any agreement, arrangement or understanding entered into by or on behalf of the Investor.


ARTICLE  IV

CONDITIONS  TO  THE  FUNDINGS
-----------------------------
Section 4.1     Conditions to the Investors' Obligations.  The obligation of the
-----------     ----------------------------------------
     Investors to purchase the requisite Notes and the Warrants at each of the Fundings as set forth in Section 2.2 is subject to the fulfillment to the Investors' satisfaction, on or prior to the respective Funding Date, of the following conditions, any of which may be waived by the Investors agreeing hereunder to purchase a majority in principal amount of the Notes on such Funding Date:
(a)     At  or  prior  to  the  First  Funding:

(i) The representations and warranties made by the Company in Article III hereof shall be true and correct in all material respects as of the date of the First Funding. The Company shall have performed in all material respects all obligations and conditions herein required to be performed or observed by it on or prior to the First Funding.

(ii) The Company shall have obtained, in a timely fashion and in writing in a form reasonably satisfactory to the Investors, any and all consents, permits, approvals, registrations and waivers (including waivers of the registration rights set forth on SCHEDULE 3.3 hereto) necessary for consummation of the purchase and sale of the Notes and the Warrants to be purchased by the Investors at the First Funding.

(iii) The Company shall have executed and delivered to the Investors the Registration Rights Agreement.

(iv) The Company shall have executed and delivered to the Investors the Investor Rights Agreement.

(v) No judgment, writ, order, injunction, award or decree of or by any court, or judge, justice or magistrate, including any bankruptcy court or judge, or any order of or by any governmental authority, shall have been issued, and no action or proceeding shall have been instituted by any governmental authority, enjoining or preventing the consummation of the transactions contemplated hereby at the First Funding or in the other Transaction Documents.

(vi) The Company shall have delivered a Certificate, executed on behalf of the Company by its Chief Executive Officer or its Chief Financial Officer, dated as of the date of the First Funding, certifying to the fulfillment of the conditions specified in subsections (i), (ii) and (v) of this Section 5.1(a).

(vii) The Company shall have delivered a Certificate, executed on behalf of the Company by its Secretary, dated as of the date of the First Funding, certifying the resolutions adopted by the Board of Directors of the Company approving the transactions contemplated by this Agreement, including the transactions to occur at each of the Funding, and the other Transaction Documents and the sale of the Notes and the Warrants and the reservation of the Shares, certifying the current versions of the Certificate of Incorporation and By-Laws of the Company and its Subsidiaries and certifying as to the signatures and authority of persons signing this Agreement and the other Transaction Documents and related documents to be delivered on behalf of the Company at the First Funding.

(viii) The Investors shall have received an opinion from Salvo, Russell, Fichter & Landau, the Company's counsel, dated as of the date of the First Funding, in form and substance acceptable to the Investors and addressing such legal matters as the Investors may reasonably request.

(ix) The Company shall have executed and delivered such other documents as the Investors may reasonably request.

(b)     At  or  prior  to  the  Second  Funding:

(i) The representations and warranties made by the Company in Article III hereof shall be true and correct in all material respects as of the date of the First Funding and as of the date of the Second Funding as though made on and as of the date of the Second Funding (except that representations and warranties that by their terms speak only as of the date of this Agreement or some other date need be true and correct only as of such date). The Company shall have performed in all material respects all obligations and conditions herein required to be performed or observed by it on or prior to the Second Funding.

(ii) The Company shall have obtained, in a timely fashion and in writing in a form reasonably satisfactory to the Investors, any and all consents, permits, approvals, registrations and waivers (including waivers of the registration rights set forth on SCHEDULE 3.3 hereto) necessary for consummation of the purchase and sale of the Notes and the Warrants to be purchased by the Investors at the Second Funding.

(iii) No judgment, writ, order, injunction, award or decree of or by any court, or judge, justice or magistrate, including any bankruptcy court or judge, or any order of or by any governmental authority, shall have been issued, and no action or proceeding shall have been instituted by any governmental authority, enjoining or preventing the consummation of the transactions contemplated hereby at the Second Funding or the Closing or in the other Transaction Documents.

(iv) The Company shall have delivered a Certificate, executed on behalf of the Company by its Chief Executive Officer or its Chief Financial Officer, dated as of the date of the Second Funding, certifying to the fulfillment of the conditions specified in subsections (i), (ii) and (iii) of this Section 5.1(b).

(v) The Company shall have delivered a Certificate, executed on behalf of the Company by its Secretary, dated as of the date of the Second Funding, certifying the current versions of the Certificate of Incorporation and By-Laws of the Company and its Subsidiaries and certifying as to the signatures and authority of persons signing the Notes and the Warrants and related documents to be delivered on behalf of the Company at the Second Funding.
(vi) The Investors shall have received an opinion from Salvo, Russell, Fichter & Landau, the Company's counsel, dated as of the date of the Second Funding, in the form of EXHIBIT F annexed hereto

(vii) The Company shall have paid the fees and expenses of the Investors and their counsel pursuant to Section 8.5.

(viii) The Company shall have executed and delivered such other documents as the Investors may reasonably request, including, without limitation, the delivery of the schedules to the Purchase Agreement not delivered at the First Funding.

(c)     At  or  prior  to  the  Closing:

(i) The representations and warranties made by the Company in Article III hereof shall be true and correct in all material respects as of the date of the First Funding, the Second Funding and as of the date of the Closing as though made on and as of the date of the Closing (except that representations and warranties that by their terms speak only as of the date of this Agreement or some other date need be true and correct only as of such date). The Company shall have performed in all material respects all obligations and conditions herein required to be performed or observed by it on or prior to the Closing.

(ii) The Company shall have obtained, in a timely fashion and in writing in a form reasonably satisfactory to the Investors, any and all consents, permits, approvals, registrations and waivers (including waivers of the registration rights set forth on SCHEDULE 3.3 hereto) necessary for consummation of the purchase and sale of the Notes and the Warrants to be purchased by the Investors at the Closing.

(iii) No judgment, writ, order, injunction, award or decree of or by any court, or judge, justice or magistrate, including any bankruptcy court or judge, or any order of or by any governmental authority, shall have been issued, and no action or proceeding shall have been instituted by any governmental authority, enjoining or preventing the consummation of the transactions contemplated hereby at the Closing or in the other Transaction Documents.

(iv) The Company shall have delivered a Certificate, executed on behalf of the Company by its Chief Executive Officer or its Chief Financial Officer, dated as of the Closing, certifying to the fulfillment of the conditions specified in subsections (i), (ii) and (iii) of this Section 5.1(b).

(v) The Company shall have delivered a Certificate, executed on behalf of the Company by its Secretary, dated as of the date of the Closing, certifying the current versions of the Certificate of Incorporation and By-Laws of the Company and its Subsidiaries and certifying as to the signatures and authority of persons signing the Notes and the Warrants and related documents to be delivered on behalf of the Company at the Closing.

(vi) The Investors shall have received an opinion from Salvo, Russell, Fichter & Landau, the Company's counsel, dated as of the date of the Closing, in the form of EXHIBIT F annexed hereto.

(vii) The Investors shall have completed their investigation of the Company and its Subsidiaries and the Investors shall be satisfied in their sole discretion with the condition of the Company and its Subsidiaries and their future prospects.

(viii) The Company shall have executed and delivered such other documents as the Investors may reasonably request.

Section  4.2     Conditions  to  Obligations  of  the  Company.  The  Company's
------------     ---------------------------------------------
obligation to sell and issue the Notes and the Warrants at each of the Fundings as set forth in Section 2.2 is subject to the fulfillment to the satisfaction of the Company on or prior to the respective Funding Date of the following conditions, any of which may be waived by the Company:

(a)     At  or  prior  to  the  First  Funding:

(i) The representations and warranties made by the Investors in Article IV hereof, shall be true and correct in all material respects as of the date of the First Funding. All of the Investors shall have performed in all material respects all obligations and conditions herein required to be performed or observed by them on or prior to the date of the First Funding.

(ii) The Investors shall have executed and delivered to the Company the Registration Rights Agreement.

(iii) The Investors shall have executed and delivered to the Company the Investor Rights Agreement.

(iv) The Company shall have obtained any and all consents, permits, approvals, registrations and waivers necessary for consummation of the purchase and sale of the Notes and the Warrants to be sold to the Investors at the First Funding.

(v) No judgment, writ, order, injunction, award or decree of or by any court, or judge, justice or magistrate, including any bankruptcy court or judge, or any order of or by any governmental authority, shall have been issued, and no action or proceeding shall have been instituted by any governmental authority, enjoining or preventing the consummation of the transactions contemplated hereby at the First Funding or in the other Transaction Documents.

(vi) The Investors shall have executed and delivered such other documents as the Company may reasonably request.

(b)     At  or  prior  to  the  Second  Funding:

(i) The representations and warranties made by the Investors in Article IV hereof, shall be true and correct in all material respects as of the date of the First Funding and as of the date of the Second Funding as though made on and as of the date of the Second Funding (except that representations and warranties that by their terms speak only as of the date of this Agreement or some other date need be true and correct only as of such date). All of the Investors shall have performed in all material respects all obligations and conditions herein required to be performed or observed by them on or prior to the date of the Second Funding.

(ii) No judgment, writ, order, injunction, award or decree of or by any court, or judge, justice or magistrate, including any bankruptcy court or judge, or any order of or by any governmental authority, shall have been issued, and no action or proceeding shall have been instituted by any governmental authority, enjoining or preventing the consummation of the transactions contemplated hereby at the Second Funding or in the other Transaction Documents.

(iii) The Investors shall have executed and delivered such other documents as the Company may reasonably request.

(c)     At  or  prior  to  the  Closing:

(i) The representations and warranties made by the Investors in Article IV hereof, shall be true and correct in all material respects as of the date of the First Funding, the Second Funding and as of the date of the Closing as though made on and as of the date of the Closing (except that representations and warranties that by their terms speak only as of the date of this Agreement or some other date need be true and correct only as of such date) All of the Investors shall have performed in all material respects all obligations and conditions herein required to be performed or observed by them on or prior to the date of the Closing.

(ii) No judgment, writ, order, injunction, award or decree of or by any court, or judge, justice or magistrate, including any bankruptcy court or judge, or any order of or by any governmental authority, shall have been issued, and no action or proceeding shall have been instituted by any governmental authority, enjoining or preventing the consummation of the transactions contemplated hereby at the Closing or in the other Transaction Documents.

(iii) The Investors shall have executed and delivered such other documents as the Company may reasonably request.

ARTICLE  V

COVENANTS  AND  AGREEMENTS  OF  THE  COMPANY
--------------------------------------------

Section  5.1     Conduct  of Business Pending Closing.  Between the date of this
------------     ------------------------------------
Agreement and the earlier of (i) the Closing or (ii) the Company's receipt of written notice from the Investors that the Investors will not consummate the third Funding pursuant to the terms of this Agreement, the Company shall maintain its existence and shall conduct its business in the customary and ordinary course of business consistent with past practice.

Section  5.2     Negative  Covenants  of  the  Company  Between the date of this
------------     -------------------------------------
Agreement and the earlier of (i) the Closing or (ii) the Company's receipt of written notice from the Investors that the Investors will not consummate the third Funding pursuant to the terms of this Agreement, without the prior written approval of the Investors, the Company shall not and shall cause its Subsidiaries not to:

(a)     cause  or  permit to occur any of the events or occurrences described in
Section  3.8  (No  Material  Adverse  Change)  of  this  Agreement;

(b) dissolve, merge with or into any other entity, or otherwise alter their formation;

(c) enter into any contract or agreement with any union or other collective bargaining representative representing any employees;

(d) issue any equity securities or any other securities convertible into or exercisable for equity securities of the Company or any of its Subsidiaries, except for the grant of options and the issuance of securities upon exercise of options granted pursuant to any equity incentive plan of the Company in effect on October 29, 2002;

(e) sell any of the assets of the Company and its Subsidiaries other than in the ordinary course of business and consistent with past practices; or

(f) make any changes to its or any of Subsidiary's Certificate of Incorporation or By-Laws.

Section  5.3     Affirmative  Covenants.  Between the date of this Agreement and
------------     ----------------------
the earlier of (i) the Closing or (ii) the Company's receipt of written notice from the Investors that the Investors will not consummate the third Funding pursuant to the terms of this Agreement, the Company shall and shall cause its Subsidiaries to:

(a) maintain their assets in substantially the same state of repair, order and condition as on the date hereof, reasonable wear and tear excepted;

(b) maintain in full force and effect the insurance policies and binders currently in effect;

(c) utilize their reasonable efforts to preserve intact the business organization of the Company and its Subsidiaries;

(d) maintain all of their books and records in accordance with their past practices;

(e) comply in all material respects with all provisions of the Contracts listed in SCHEDULE 3.16 and comply in all material respects with the provisions of all material laws, rules and regulations applicable to the Company and its Subsidiaries;

(f) cause to be paid when due, all taxes, assessments and charges or levies imposed upon it or on any of its properties or which it is required to withhold and pay over; and

(g) promptly advise the Investors in writing of the threat or commencement against the Company or any of its Subsidiaries of any claim, action, suit or proceeding, arbitration or investigation or any other event that could reasonably be expected to have a Material Adverse Effect.

Section 5.4     Additional Negative Covenant. Between the date of this Agreement
-----------     ----------------------------
and the date on which a Registration Statement (as defined in the Registration Rights Agreement) registering all of the Registrable Securities (as defined in the Registration Rights Agreement) is declared effective by the SEC, the Company shall not, without the prior written consent of the Investors in their sole discretion: (i) grant any Person the right to require the Company to register any securities of the Company under the 1933 Act, whether on a demand basis or in connection with the registration of securities of the Company, for its own account or for the account of any other Person and (ii) shall not file any registration statement (other than a Registration Statement pursuant to the terms of the Registration Rights Agreement) registering any of the Company's securities with the SEC.

Section  5.5     Stop  Transfer  Instruction.  The  Company  may  not  make  any
------------     ---------------------------
notation on its records or give instructions to any transfer agent of the Company which enlarge the restrictions on transfer set forth in Section 4.7.

Section  5.6     Integration.  The  Company  shall  not  sell, offer for sale or
------------     -----------
solicit offers to buy or otherwise negotiate in respect of any security (as defined in Section 2 of the 1933 Act) that would be integrated with the offer or sale of the Notes or the Shares in a manner that would require the registration under the 1933 Act of the sale of the Notes or the Shares to any Investor or cause the offering of such securities to be integrated with any other offering of securities by the Company.

Section  5.7     Listing  and  Reservation  of  Shares.
------------     -------------------------------------
(a) The Company shall: (i) promptly following each Funding, but not later than five (5) Business Days thereafter, prepare and file with the OTC Bulletin Board (as well as on any other national securities exchange or market on which the Common Stock is then listed) additional shares listing applications or letters acceptable to the OTC Bulletin Board (as well as on any other national securities exchange or market on which the Common Stock is then listed) covering and listing a number of shares of Common Stock which is at least equal to the maximum number of Shares then issuable; (ii) take all steps necessary to cause the Shares to be approved for listing on the OTC Bulletin Board (as well as on any other national securities exchange or market on which the Common Stock is then listed) as soon as possible thereafter; (iii) maintain, so long as any other shares of Common Stock shall be so listed, such listing of all such Shares; and (iv) provide to the Investors evidence of such listing. Neither the Company nor any of its Subsidiaries shall take any action that would result in the delisting or suspension of the Common Stock on the OTC Bulletin Board (as well as on any other national securities exchange or market on which the Common Stock is then listed) except in connection with a merger or consolidation of the Company where the Company is not the survivor thereof. The Company shall promptly provide to each Investor copies of any notices it receives from the OTC Bulletin Board (as well as on any other national securities exchange or market on which the Common Stock is then listed) regarding the continued eligibility of the Common Stock for listing on such system, so long as such notice does not include material, nonpublic information.

(b) The Company at all times shall reserve a sufficient number of shares of its authorized but unissued Common Stock to provide for the full conversion of the outstanding Notes and exercise of the outstanding Warrants. The Shares of Common Stock reserved for issuance upon conversion of the Notes and exercise of the Warrants shall be allocated pro rata to each of the Investors in accordance with the principal amount of Notes and the number of Warrants issued and delivered to such Investors collectively at the Fundings. If at any time the number of shares of Common Stock authorized and reserved for issuance is insufficient to cover the number of Shares issued and issuable upon conversion of the Notes (based on the Conversion Price (as defined in the Notes)) and upon exercise of the Warrants (based on the Exercise Price (as defined in the Warrants)) in effect from time to time without regard to any limitation on conversions or exercises, the Company will promptly take all corporate action necessary to authorize and reserve such number of shares of Common Stock, including, without limitation, calling a special meeting of stockholders to authorize additional shares to meet the Company's obligations under this SECTION 6.6, in the case of an insufficient number of authorized shares, and use its best efforts to obtain stockholder approval of an increase in such authorized number of shares. In addition, if on the actual date of an adjustment of the Conversion Price pursuant to the Notes, the registration statements are insufficient to register such number of shares of Common Stock, the Company shall file a registration statement sufficient to register such additional shares of Common Stock in accordance with the terms of the Registration Rights Agreement. All calculations of the above amounts shall be made without regard to any limitation on conversions of Notes or the Warrants.

Section  5.8     Use  of  Proceeds.  The Company shall use the proceeds from the
------------     -----------------
sale of the Securities to the Investors hereunder primarily to fund pending revenue projects and for current working capital.

Section  5.9     Transfer  Agent Instructions.  At the Closing the Company shall
------------     ----------------------------
issue irrevocable instructions to its transfer agent (and shall issue to any subsequent transfer agent as required), to issue certificates, registered in the name of each such Investor or its respective nominee(s), for the Shares in such amounts, in accordance with the terms of the Notes, the Warrants and this Agreement, as specified from time to time by each Investor to the Company in a form acceptable to such Investor (the "IRREVOCABLE TRANSFER AGENT INSTRUCTIONS"). The Company warrants that no instruction other than the Irrevocable Transfer Agent Instructions referred to in this Section 6.9, and stop transfer instructions to give effect to Section 4.7 hereof (in the case of the Shares, prior to registration of the Shares under the 1933 Act) will be given by the Company to its transfer agent and that the Warrants and the Shares shall otherwise be freely transferable on the books and records of the Company as and to the extent provided in the Agreements. The Company acknowledges that a breach by it of its obligations hereunder will cause irreparable harm to the Investors by violating the intent and purpose of the transaction contemplated hereby. Accordingly, the Company acknowledges that the remedy at law for a breach of its obligations under this Section 6.9 will be inadequate and agrees, in the event of a breach or threatened breach by the Company of the provisions of this Section 6.9, that the Investors, shall be entitled, in addition to all other available remedies, to an order and/or injunction restraining any breach and requiring immediate issuance and transfer, without the necessity of showing economic loss and without any bond or other security being required.

Section  5.10     Press  Release; Filing of Form 8-K.  Subject to the provisions
-------------     ----------------------------------
of Section 8.7 hereof, on or before the fifth (5th) Business Day following each of the Fundings, the Company shall: (a) issue a press release in form and substance reasonably acceptable to the Investors (except as otherwise required by law); and (b) file a Current Report on Form 8-K with the SEC describing the terms of the transaction contemplated by the Agreements in the form required by the 1934 Act.

Section  5.11     Exclusivity.  From  and  after the date hereof to the first to
-------------     -----------
occur of (a) December 31, 2002 and (b) the Closing (unless such period is extended pursuant to Section 2.2 hereof, absent the Investors' express prior written consent, the Company shall not, directly or indirectly (and shall cause its officers, directors, employees, equityholders, and agents to not) initiate contact with, solicit, entertain, encourage, negotiate or enter into any agreement or understanding (written or oral) with any person or entity (other than the Investors) in connection with any actual or proposed investment in or acquisition of the Company or its equity securities (collectively, "Proposed
Transactions"). The Company shall notify in writing the Investors within 48 hours of the commencement of any discussions (orally or in writing) regarding or constituting a Proposed Transaction.


ARTICLE  VI

SURVIVAL  AND  INDEMNIFICATION
------------------------------
Section  6.1     Survival.  All  representations,  warranties,  covenants  and
------------     --------
agreements contained in this Agreement shall be deemed to be representations, warranties, covenants and agreements as of the date hereof and shall survive the execution and delivery of this Agreement for the longer of (a) the period that any of the Notes or the Warrants are outstanding, and (b) three (3) years from the date of this Agreement.

Section  6.2     Indemnification.  The  Company  agrees  to  indemnify  and hold
------------     ---------------
harmless each Investor and its Affiliates and their respective directors, officers, employees and agents from and against any and all losses, claims, damages, liabilities and reasonable expenses (including without limitation reasonable attorney fees and disbursements and other expenses incurred in connection with investigating, preparing or defending any action, claim or proceeding, pending or threatened and the costs of enforcement hereof) (collectively, "LOSSES") to which such Person may become subject as a result of any breach of representation, warranty, covenant or agreement made by or to be performed on the part of the Company under the Agreements, and will reimburse any such Person for all such amounts as they are incurred by such Person.

Section  6.3     Conduct of Indemnification Proceedings.  Promptly after receipt
------------     --------------------------------------
by any Person (the "INDEMNIFIED PERSON") of notice of any demand, claim or circumstances which would or might give rise to a claim or the commencement of any action, proceeding or investigation in respect of which indemnity may be sought pursuant to Section 7.2 hereof, such Indemnified Person shall promptly notify the Company in writing and the Company shall assume the defense thereof, including the employment of counsel reasonably satisfactory to such Indemnified Person, and shall assume the payment of all fees and expenses to the extent such fees and expenses constitute Losses; provided, however, that the failure of any Indemnified Person so to notify the Company shall not relieve the Company of its obligations hereunder except to the extent that the Company is materially prejudiced by such failure to notify. In any such proceeding, any Indemnified Person shall have the right to retain its own counsel, but the fees and expenses of such counsel shall be at the expense of such Indemnified Person unless: (a) the Company and the Indemnified Person shall have mutually agreed to the retention of such counsel; or (b) in the reasonable judgment of counsel to such Indemnified Person representation of both parties by the same counsel would be inappropriate due to actual or potential material differing interests between them. The Company shall not be liable for any settlement of any action, proceeding or investigation effected without its written consent, but if settled with such consent, or if there be a final judgment for the plaintiff, the Company shall indemnify and hold harmless such Indemnified Person from and against any loss or liability (to the extent stated above) by reason of such settlement or judgment. Without the prior written consent of the Indemnified Person, which consent shall not be unreasonably withheld, the Company shall not effect any settlement of any pending or threatened action, proceeding or investigation in respect of which any Indemnified Person is or could have been a party and indemnity could have been sought hereunder by such Indemnified Party, unless such settlement includes an unconditional release of such Indemnified
Person from all liability arising out of such action, proceeding or investigation.


ARTICLE  VII

MISCELLANEOUS
-------------
Section 7.1     Successors and Assigns.  This Agreement may not be assigned by a
-----------     ----------------------
     party hereto without the prior written consent of the Company or the Required Investors, as applicable, provided, however: an Investor may assign its rights and delegate its duties hereunder or any of the Securities acquired hereunder in whole or in part to an Affiliate, or to any of its or its Affiliates officers directors, members or managers without the prior written consent of the Company or the other Investors, after notice duly given by such Investor to the Company and the other Investors, provided, that no such assignment or obligation shall affect the obligations of such Investor hereunder. The terms and conditions of this Agreement shall inure to the benefit of and be binding upon the respective permitted successors and assigns of the parties. Nothing in this Agreement, express or implied, is intended to confer upon any party other than the parties hereto or their respective successors and assigns any rights, remedies, obligations, or liabilities under or by reason of this Agreement, except as expressly provided in this Agreement.

Section  7.2     Counterparts;  Faxes.  This Agreement may be executed in two or
------------     --------------------
more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument. This Agreement may also be executed via facsimile, which shall be deemed an original.

Section  7.3     Titles  and  Subtitles.  The  titles and subtitles used in this
------------     ----------------------
Agreement are used for convenience only and are not to be considered in construing or interpreting this Agreement.

Section  7.4     Notices.  All  notices  and  other  communications  required or
------------     -------
permitted to be given pursuant to this Agreement shall be in writing signed by the sender, and shall be deemed duly given (i) on the date delivered if personally delivered, (ii) on the date sent by telecopier with automatic confirmation by the transmitting machine showing the proper number of pages were transmitted without error, (iii) on the Business Day after being sent by Federal Express or another recognized overnight mail service which utilizes a written form of receipt for next day or next business day delivery, or (iv) two (2) Business Days after mailing, if mailed by United States postage-prepaid certified or registered mail, return receipt requested, in each case addressed to the applicable party at the address set forth below; provided that a party hereto may change its address for receiving notice by the proper giving of notice hereunder:

If  to  the  Company  to:  WorldWater  Corp.
                           55  Route  31  South
                           Pennington,  NJ  08543
                           Fax:  (609)  818-0720
                           Attn:  Quentin  T.  Kelly

     With  a  copy  (which  shall
     not  constitute  notice)  to:
                           Salvo,  Russell,  Fichter  &  Landau
                           510  Township  Line  Road
                           Suite  150
                           Blue  Bell,  Pennsylvania  19422
                           Fax:  (215)  653-0383
                           Attn:  Stephen  Salvo,  Esq.


     If to the Investors, to the address set forth on the signature page hereto. A copy (which shall not constitute notice) must also be sent to: Lowenstein Sandler PC, 65 Livingston Avenue, Roseland, New Jersey 07068, Attention:
Edward  M.  Zimmerman,  Esq.,  Telecopier  No.:  (973)  597-2400; Telephone No.:
(973)  597-2500.

Section  7.5     Expenses.  The  parties  hereto  shall  pay their own costs and
------------     --------
expenses in connection herewith, except that at the Second Funding and thereafter as incurred by the respective party, the Company shall pay the reasonable fees and expenses of Lowenstein Sandler PC, the attorneys for the Investors incurred in connection with the transactions contemplated hereby up to a maximum of $35,000 (in addition to the fees and expenses to be paid to such firm pursuant to the terms of the Registration Rights Agreement), and the costs and expenses of the Investors incurred in connection with the transactions contemplated hereby and in conducting due diligence on the Company.

Section  7.6     Amendments  and  Waivers.  Any  term  of  this Agreement may be
------------     ------------------------
amended and the observance of any term of this Agreement may be waived (either generally or in a particular instance and either retroactively or prospectively), only with the written consent of the Company and the Required Investors. Any amendment or waiver effected in accordance with this section shall be binding upon each holder of any Notes and/or Shares issued under this Agreement at the time outstanding, each future holder of all such securities, and the Company.

Section  7.7     Publicity.  No  public  release  or announcement concerning the
------------     ---------
transactions contemplated hereby shall be issued by the Company or the Investors without the prior consent of the other party (which consents shall not be unreasonably withheld or delayed).

Section  7.8     Severability.  Any  provision  of  this  Agreement  that  is
------------     ------------
prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof but shall be interpreted as if it were written so as to be enforceable to the maximum extent permitted by applicable law, and any such prohibition or unenforceability in any jurisdiction shall not invalidate or render unenforceable such provision in any other jurisdiction. To the extent permitted by applicable law, the parties hereby waive any provision of law which renders any provision hereof prohibited or unenforceable in any respect.

Section  7.9     Entire  Agreement.  This  Agreement, including the Exhibits and
------------     -----------------
the Schedules, and the other Transaction Documents, and amendments thereto, constitute the entire agreement among the parties hereof with respect to the subject matter hereof and thereof and supersede all prior agreements and understandings, both oral and written, between the parties with respect to the subject matter hereof and thereof.

Section  7.10     Further Assurances.  The parties shall execute and deliver all
-------------     ------------------
such further instruments and documents and take all such other actions as may reasonably be required to carry out the transactions contemplated hereby and to evidence the fulfillment of the agreements herein contained.

Section 7.11     Governing Law; Consent to Jurisdiction.  This Agreement and any
------------     --------------------------------------
and all matters arising directly or indirectly herefrom ("AGREEMENT MATTERS") shall be governed by and construed and enforced in accordance with the internal laws of the State of New Jersey applicable to agreements made and to be performed entirely in such state, without giving effect to the conflict of law principles thereof. Each of the parties hereto hereby (i) irrevocably consents and submits to the sole exclusive jurisdiction of the United States District Court for the District of New Jersey and any state court in the State of New Jersey (and of the appropriate appellate courts from any of the foregoing) in connection with any suit, arbitration, mediation, action or other proceeding (each a "PROCEEDING") directly or indirectly arising out of or relating to any Agreement Matter; provided that a party to this Agreement shall be entitled to enforce an order or judgment of a such court in any United States or foreign court having jurisdiction over the other party hereto, (ii) irrevocably waives, to the fullest extent permitted by law, any objection that it may now or hereafter have to the laying of the venue of any such Proceeding in any such court or that any such Proceeding which is brought in any such court has been brought in an inconvenient forum, (iii) waives, to the fullest extent permitted by law, any immunity from jurisdiction of any such court or from any legal process therein, and (iv) agrees that service of any summons, complaint, notice or other process relating to such Proceeding may be effected in the manner provided for the giving of notice hereunder.


                         [SIGNATURES BEGIN ON NEXT PAGE]

     IN WITNESS WHEREOF, the parties hereto have executed this Securities Purchase Agreement or caused their duly authorized officers to execute this Securities Purchase Agreement as of the date first above written.

The  Company:     WORLDWATER  CORP.



     By:  /s/ Quentin T. Kelly
         -------------------------
     Name:   Quentin T. Kelly
     Title:  Chairman and CEO


The  Investors:
Millennium  3  Opportunity  Fund,  LLC



     By:  /s/ Udi Toledano
         --------------------------
     Name:   Udi Toledano
     Title:  Member Manager

Address  for  Notice:

Millennium  3  Opportunity  Fund,  LLC
4  Becker  Farm  Road
Roseland,  New  Jersey  07068

                                    EXHIBIT A
                                    ---------

                            FORM OF CONVERTIBLE NOTE

                                    EXHIBIT B
                                    ---------

                              FORM OF $.20 WARRANT

                                    EXHIBIT C
                                    ---------

                              FORM OF $.50 WARRANT

                                    EXHIBIT D
                                    ---------

                          REGISTRATION RIGHTS AGREEMENT

                                    EXHIBIT E
                                    ---------

                           INVESTORS RIGHTS AGREEMENT

                                    EXHIBIT F
                                    ---------

                              FORM OF LEGAL OPINION

                                                                  EXHIBIT 10.2

                            INVESTOR RIGHTS AGREEMENT


     This Investor Rights Agreement (the "AGREEMENT") is made as of NOVEMBER 8, 2002 among WorldWater Corp., a Delaware corporation (the "COMPANY"), certain existing stockholders of the Company listed on EXHIBIT A attached hereto (THE "EXISTING STOCKHOLDERS") and the persons and entities listed on EXHIBIT B attached hereto (the "INVESTORS"). The Existing Stockholders and the Investors are hereinafter collectively referred to as the "STOCKHOLDERS."

                                   BACKGROUND

     WHEREAS, the Company is issuing and selling to the Investors an aggregate of up to $2 million of 10% convertible promissory notes (the "NOTES"), and warrants to purchase Common Stock (the "WARRANTS"), pursuant to the terms of a Securities Purchase Agreement dated the date hereof, among the Investors and the Company (the "PURCHASE AGREEMENT"); and

WHEREAS, the parties hereto desire to enter into this Agreement to govern their respective rights, duties and obligations after consummation of the transactions contemplated by the Purchase Agreement.

NOW, THEREFORE, in consideration of the covenants and agreements set forth herein, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto hereby agree as follows:

                                    ARTICLE  I

DEFINITIONS
SECTION 1.1 DEFINITIONS. As used in this Agreement, unless the context otherwise requires, the following terms shall have the respective meanings set forth below:

"AFFILIATE"  shall  mean,  with respect to any Person, any other Person who
 ---------
directly or indirectly, through one or more intermediaries, Controls, is Controlled by, or is under common Control with, such Person.

"BOARD"  shall  mean  the  Board  of  Directors  of  the  Company.
 -----

"BUSINESS  DAY"  shall  mean  any  day except a Saturday, Sunday or other day on
 -------------
which commercial banks located in New York, New York are not open for the general transaction of business.

"COMMON  STOCK"  shall  mean the Common Stock, par value $.001 per share, of the
 -------------
Company and any other securities into which or for which such Common Stock may be converted or exchanged pursuant to a plan of recapitalization, reorganization, merger, consolidation, sale of assets or other similar transaction.

"CONTROL"  shall  mean  the  possession, directly or indirectly, of the power to
 -------
direct or cause the direction of the management and policies of a Person, whether through the ownership of voting securities, by contract or otherwise, and the terms "CONTROLLED" and "CONTROLLING" have meanings correlative thereto.

"CONVERTIBLE  SECURITIES"  shall  mean  all  securities  of a corporation which,
 -----------------------
directly or indirectly, are convertible into or are exercisable or exchangeable for common stock of a corporation, including without limitation, stock appreciation rights, options, warrants, convertible debt instruments, convertible preferred stock, and other rights to directly or indirectly purchase, subscribe for or acquire shares of common stock, whether or not such Convertible Securities have then vested or are then exercisable or exchangeable.

"CO-SALE  STOCKHOLDER"  shall  mean  Mr.  Quentin  T.  Kelly  and any Person who
 --------------------
subsequently becomes a Co-Sale Stockholder by reason of being a Transferee of Co-Sale Securities pursuant to ARTICLE III hereof.

"EXISTING  OPTION  PLAN"  means the Company's equity incentive plan as such plan
 ----------------------
was in effect on October 29, 2002, and with the shares reserved for issuance thereunder as of October 29, 2002.

"FAMILY  MEMBERS"  shall  mean,  with respect to a Person, such Person's spouse,
 ---------------
direct descendants (including adopted children and stepchildren, if any), siblings, parents, mother- and father- in-law, brothers- and sisters- in-law, aunts, uncles, nieces and nephews.

"FIVE  PERCENT  STOCKHOLDER" shall mean, as of the time measured, any Person who
 --------------------------
is the "beneficial owner" (as that term is defined in Rule 13d-3 promulgated under the Securities Exchange Act of 1934, or any successor or replacement rule thereof) of Common Stock which represents five percent (5%) or more of the Common Stock then outstanding.

"FULLY-DILUTED  BASIS"  shall mean, with respect to measuring a number of shares
 --------------------
of capital stock of a corporation or a percentage of shares of capital stock of a corporation, measuring based on all of the common stock then outstanding, assuming the conversion into common stock of all Convertible Securities then outstanding.

"GAAP"  shall  mean United States generally accepted accounting principles as in
 ----
effect  from  time  to  time.

"PERSON"  shall  mean  an  individual,  corporation,  partnership,  joint  stock
 ------
company, limited liability company, joint venture, trust or unincorporated organization, or a governmental authority or any agency or political subdivision thereof, or any other business entity.

"SUBSIDIARY"  or  "SUBSIDIARIES" or "SUBSIDIARY" or "SUBSIDIARIES" shall mean at
 ----------        ------------      ----------      ------------
any date, any Person of which securities or other ownership interests representing more than 50% of the ordinary voting power or, in the case of a partnership, more than 50% of the general partnership interests or in the case of a partnership or limited liability company more than 50% of the profits or losses of which are, as of such date, owned, controlled or held by the Company or one or more subsidiaries of the Company.

SECTION 1.2 CERTAIN OTHER DEFINITIONS. The following terms are defined in the following sections of this Agreement:


                  TERM                               SECTION
                1934  Act                         Section  5.1(b)
                Agreement                         Lead-in
                Agreement  Matters                Section  8.5
                Existing  Stockholders            Lead-in
                Company                           Lead-in
                Company  Securities               Section  2.1
                Co-Sale  Securities               Section  3.1
                Exempt  Issuances                 Section  2.3
                Investor  Director                Section  4.1(a)
                Investors                         Lead-in
                New Issuance                      Section  2.1
                New Tag-Along Exercise Notice     Section  3.3
                New  Tag-Alone Notice             Section  3.3
                Notes                             Lead-in
                Offer  Notice                     Section  2.1
                Offer  Period                     Section  2.1
                Price                             Section  3.1
                Proceeding                        Section  8.5
                Proposed  Number                  Section  3.1
                Purchase  Agreement               Lead-in
                Representative                    Section  4.1(c)
                SEC                               Section  5.1(b)
                Shares                            Section  8.11
                Stockholders                      Lead-in
                Tag-Along Exercise Notice         Section  3.1
                Tag-Along  Notice                 Section  3.1
                Transfer                          Section  3.1
                Warrant                           Lead-in


                               ARTICLE II
                           PREEMPTIVE  RIGHTS

SECTION  2.1     NOTICE  OF  PROPOSED  ISSUANCE.  Except  with respect to Exempt
Issuances (as defined in SECTION 2.3 below), in the event that the Company proposes to issue any (i) shares of Common Stock, (ii) warrants, options or other rights to acquire shares of Common Stock or (iii) any notes, debentures or other securities convertible into, exercisable for or exchangeable for shares of Common Stock (collectively, "COMPANY SECURITIES"), the Company will deliver to the Investors a written notice (the "OFFER NOTICE") prior to effecting any such issuance (the "NEW ISSUANCE"), informing each Investor of such New Issuance and advising the Investors that upon notice to the Company given within thirty (30) days after the Offer Notice is deemed to have been given to the Investors hereunder (the "OFFER PERIOD"), they will have the right to purchase for cash (assuming the New Issuance is completed) at an amount equal to the price or other consideration (the value of which to be determined in good faith by the Board) for which such securities are proposed to be issued and on the same terms and conditions as the Company is offering such Company Securities to third-parties, a number of such securities so that, after giving effect to such New Issuance (and the conversion, exercise and exchange into or for (whether directly or indirectly) shares of Common Stock of all such Company Securities), such Investor will continue to maintain its same proportionate equity ownership in the Company on a Fully Diluted Basis as of the date of the Offer Notice (treating each Investor, for the purpose of such computation, as the holder of the number of shares of Common Stock which would be issuable to such Investor upon conversion, exercise and exchange of all securities, assuming the like conversion, exercise and exchange of all such other securities held by other Persons). The Offer Notice shall describe in reasonable detail the securities proposed to be issued by the Company and specify the number, price, payment terms, whether the offering is to the public or to a specific purchaser or purchasers, and, if to a specific purchaser or purchasers, the name(s) of such purchaser or purchasers.

SECTION  2.2     RIGHT  TO  PURCHASE  COMPANY  SECURITIES.
(a) Each Investor may indicate its desire to purchase the full number of Company Securities to which it is entitled pursuant to SECTION 2.1 or any lesser number, by providing written notice thereof to the Company prior to the expiration of Offer Period. The giving of such a written notice (which notice shall specify the number (or amount) of Company Securities which such Investor wishes to purchase up to such Investor's proportionate equity ownership in the Company on a Fully Diluted Basis as of the date of the Offer Notice) shall constitute an irrevocable offer of such Investor to purchase, at the price and on the terms specified in the Offer Notice, the number (or amount) of Company Securities specified in such Investor's written notice to the Company. If prior to 5:00 p.m., New York, New York time, on the last day of the Offer Period any Investor shall not have exercised its rights to purchase Company Securities pursuant to this ARTICLE II, such Investor shall be deemed to have waived any and all of its rights under this ARTICLE II with respect to the purchase of such Company Securities pursuant only to that specific Offer Notice.

(b) The Company shall have sixty (60) days from the expiration of the Offer Period to consummate, if it so elects, the proposed issuance of any or all of such Company Securities that the Investors have not elected to purchase, at the price and upon terms that are not less favorable to the Company than those specified in the Offer Notice and, if a purchaser or purchasers was or were specified in such Offer Notice, then only to such purchaser or purchasers; provided that, if such issuance is subject to regulatory approval, such sixty
(60) day period shall be extended until the expiration of five (5) Business Days after all such approvals have been received, but in no event later than one hundred and eighty (180) days from the date the Offer Notice is deemed to have been given to the Investors hereunder. If the Company elects to consummate such issuance, each Investor purchasing Company Securities pursuant to this SECTION
2.2 shall deliver a subscription agreement or purchase agreement to the Company and such other documents reasonably requested by the Company (in each case on the same terms and conditions as all other purchasers and as set forth in the Offer Notice), and at the consummation of the proposed issuance, the Company shall issue certificates representing the Company Securities to be purchased by each Investor purchasing such Company Securities registered in the name of such Investor, against payment by such Investor of the purchase price for such Company Securities. If the Company proposes to issue any class of Company Securities after the period described in the first sentence of this subparagraph
(b), the Company must again comply with the procedures set forth in this ARTICLE II.

SECTION 2.3 EXEMPT ISSUANCES. For purposes of this ARTICLE II, "EXEMPT ISSUANCES" shall mean issuances of Company Securities (i) as a dividend, stock split or other distribution payable pro rata to all holders of Common Stock,
(ii) to employees, officers, directors or consultants of the Company pursuant to the Existing Option Plan and, only in the event that the Company has validly increased its authorized Common Stock above 100 million shares such that there are authorized shares of Common Stock available to expand the Existing Option Pool after reserving for issuance all shares of Common Stock underlying all Notes and all Warrants issuable to the Investors pursuant to the Purchase Agreement and otherwise measuring the Company's outstanding securities on a Fully-Diluted Basis, then up to an additional 3 million shares of Common Stock to be issued pursuant to the Company's then-effective equity incentive plan,
(iii) in connection with the conversion or exercise of the Notes, Warrants, or any options, warrants or other rights to purchase Common Stock (A) outstanding on the date hereof, (B) issued in accordance with the foregoing clause (ii) or
(C) which constitute a prior New Issuance with respect to which the Company complied with the provisions of this ARTICLE II, (iv) solely in consideration for the acquisition (by merger or otherwise) by the Company or any Subsidiary of the Company of assets or equity interests of another entity approved by a majority of the Board, which majority includes the Investor Director (if an Investor Director has been designated by the Investors), (v) Company Securities issued in a transaction approved by Investors holding in the aggregate a majority of the outstanding Shares (on a Fully-Diluted Basis) then held by all of the Investors, or (vi) to C. J. Lanktree for up to 70,000 shares of Common Stock.


                                  ARTICLE  III
                                CO-SALE  RIGHTS

SECTION 3.1 SUBJECT TRANSFERS; EXERCISE. If any Co-Sale Stockholder proposes, directly or indirectly, to transfer, sell, assign, pledge, encumber, mortgage, hypothecate, give, or otherwise dispose of, whether or not by operation of law and whether voluntarily or involuntarily (collectively, "TRANSFER"), to any Person an aggregate number (the "PROPOSED NUMBER") of shares of Common Stock ("CO-SALE SECURITIES") in one transaction or a series of related transactions, such Co-Sale Stockholder shall give written notice to the Investors as soon as practicable but in no event later than thirty (30) days prior to the consummation of such Transfer, which notice shall specify the name and address of the proposed Transferee, the Proposed Number of Co-Sale Securities to be Transferred, the amount and form of consideration ("PRICE"), and, in reasonable detail, the other terms and conditions of the proposed Transfer, and shall be accompanied by a copy of any written agreement (whether in draft or definitive form at such time) or offer relating to such Transfer (a "TAG-ALONG NOTICE"). Each Investor shall either elect or decline to participate in the proposed Transfer by delivering a written notice (a "TAG-ALONG EXERCISE NOTICE") to the Co-Sale Stockholder who gave the Tag-Along Notice within fifteen
(15) days after the Tag-Along Notice is deemed to have been given to the Investors. If an Investor desires to participate in the proposed Transfer upon the same terms and conditions (including at the same Price per share), then that Investor shall specify in its Tag Along Exercise Notice the number of shares of Common Stock that the Investor shall desire to so Transfer. Notwithstanding the foregoing, the provisions of this SECTION 3.1 shall not apply to any transfer by any Co-Sale Stockholder of any Co-Sale Securities in any of the following circumstances, if and only if each Transferee of such Co-Sale Securities shall, immediately prior to and as a condition of such Transfer, become a party to this Agreement as both an Existing Stockholder and a Co-Sale
Stockholder: (i) by gift, (ii) as collateral security for any indebtedness of such Co-Sale Stockholder, (iii) to a Family Member of such Co-Sale Stockholder, or (iv) to a trust, the sole beneficiaries of which, or to a corporation, partnership or limited liability company, the sole stockholders, partners or members, as the case may be, of which, include only such Co-Sale Stockholder and the Family Members of such Co-Sale Stockholder.

SECTION 3.2 CUT-BACK. If the proposed Transferee does not agree to purchase all of the securities specified in each Tag-Along Exercise Notice delivered by the Investors in addition to the Proposed Number of shares of Common Stock, no Co-Sale Stockholder shall sell any Co-Sale Securities to the proposed Transferee unless the extent to which the Investors and the Co-Sale Stockholder participate in the proposed Transfer is proportionately reduced in the manner described in the immediately following sentence. The Investors and Co-Sale Stockholder shall be entitled to Transfer a number of shares (determined on a Fully-Diluted Basis) equal to the number of shares which such Transferee has agreed to purchase from the Investors and the Co-Sale Stockholder multiplied by a fraction, the numerator of which is the number of shares (determined on a Fully Diluted Basis) owned by the Investors or Co-Sale Stockholder, as the case may be, on the last day of the fifteen (15) day Tag-Along Exercise Notice period, and the denominator of which is the total number of shares (determined on a Fully-Diluted Basis) owned by all of the Co-Sale Stockholders participating in such Transfer and the Investors on the last day of the fifteen (15) day Tag-Along Exercise Notice period. If, after any such calculation, any Investor or any Co-Sale Stockholder shall no longer desire to participate to the full extent as calculated in the immediately preceding sentence, then the Investors shall be entitled to proportionately increase their respective participation in such manner as shall be reasonably agreed upon by the remaining participating Investors.

SECTION 3.3 INCREASES. If, after delivery of a Tag-Along Notice, but before the closing of the transactions pursuant thereto, the proposed Transferee offers to purchase from the Co-Sale Stockholder(s) an additional number of Co-Sale Securities and/or increases the Price to be paid (or otherwise improves (from the perspective of the sellers) the terms and conditions of the proposed purchase), then, within fifteen (15) days after such offer the participating Co-Sale Stockholder(s) shall give a new Tag-Along Notice ("NEW TAG-ALONG NOTICE") to the Investors in accordance with the provisions set forth above in
SECTION 3.1 for Tag-Along Notices. The Investors shall either elect or decline to participate in such offer by giving a new Tag-Along Exercise Notice (a "NEW TAG-ALONG EXERCISE NOTICE") to the Co-Sale Stockholders who gave such notice within fifteen (15) days after the New Tag-Along Notice is deemed to have been given to the Investors hereunder. All of the provisions of ARTICLE III shall apply to any Transfers subject to any New Tag-Along Notice.

SECTION 3.4 SURVIVAL. If, within 120 days after the Tag-Along Notice (or New Tag-Along Exercise Notice, if applicable) is deemed to have been given to the Investors hereunder, the Co-Sale Stockholders have not completed the sale of their Co-Sale Securities in accordance with the terms described in the Tag-Along Notice (or New Tag-Along Notice, if applicable) and this ARTICLE III, then such shares shall once again be subject to this ARTICLE III.

                                 ARTICLE  IV
                            CORPORATE  GOVERNANCE

SECTION  4.1     BOARD  OF  DIRECTORS.
(a) The Investors, as a group shall have the right, but not the obligation, to designate one (1) member for election to the Board (the "INVESTOR DIRECTOR"). If the Board is comprised of classes of directors, when and if designated by the Investors, the Investor Director shall become a member the class of directors most recently elected by the stockholders. So long as the Investors have the right to designate an Investor Director pursuant to this
SECTION 4.1 and actually designate an Investor Director, the Company will use its best efforts to ensure that such person is included in the proxy solicitation materials for the Company's annual meeting and that such person is duly elected to the Board. The Investor Director shall also serve on the compensation committee of the Board and if formed, the executive committee of the Board. The Investor Director shall be entitled to the same perquisites, including stock options, reimbursement of expenses and other similar rights in connection with such person's membership on the Board, as each other non-executive member of the Board.

(b) The Investors as a group shall have the right, but not the obligation, to designate two members of the Company's Advisory Board. The Company shall, promptly after designation by the Investors, cause such designee(s) to be appointed to the Company's Advisory Board.

(c)          The  Investors  as  a  group  shall  have  the  right,  but not the obligation, to have one representative (the "REPRESENTATIVE") attend as an observer all meetings of the Board (and each committee meeting thereof), provided that in the case of telephonic meetings conducted in accordance with the Company's by-laws and applicable law, the Representative shall be given the opportunity to participate in such telephonic meetings. The Company shall give the Representative written notice of every meeting of its Board (and any committee meeting thereof) at the same time and in the same manner as notice is given to the directors of the Company. The Representative shall be entitled to receive all written materials and other information given to the directors of the Company in connection with such meetings or otherwise at the same time such materials and information are given to the directors. The Representative shall be entitled to consult with and advise the Board on significant business issues with respect to the Company and its Subsidiaries. The Representative shall not be permitted to vote at any meeting of the Company's Board of Directors or be counted for purposes of determining whether there is sufficient quorum for the Company's Board of Directors to conduct its business. The parties hereto hereby acknowledge and agree that the Representative shall not owe any fiduciary or other duties to the Company or the stockholders of the Company or otherwise have any directorial or other duties or liabilities to the Company or its stockholders. Investors owning at least a majority of the Shares owned by all Investors shall designate, and may replace, the Representative with or without cause in their sole discretion by providing written notice to the Company at least five (5) Business Days prior to the taking of any such action.

SECTION 4.2 ELECTION AND REMOVAL OF DIRECTORS; FILLING OF VACANCIES. For so long as the Investors collectively hold, on a Fully-Diluted Basis, 5% or more of the Company's outstanding Common Stock, (a) each of the Existing Stockholders hereby agrees to promptly vote all of the Shares held by such Existing Stockholder and entitled to vote thereon in favor of the Investor Director at each election of directors, (b) subject to the provisions of the Company's Certificate of Incorporation, as amended or amended and restated from time to time, each Existing Stockholder shall take all action necessary to remove forthwith the Investor Director when (and only when) such removal is requested for any reason, with or without cause, by Investors owning at least a majority of the Shares (on a Fully-Diluted Basis) then owned by all Investors, and (c) in the case of the death, resignation or removal as herein provided of an Investor Director, each Existing Stockholder shall promptly vote all Shares owned by that Person to elect another individual designated by the Investors.

SECTION 4.3 MEETINGS OF THE BOARD. The Company will cause the Board to meet at least four times each year and at least once each quarter.

SECTION 4.4 CONFLICTING PROVISIONS IN CERTIFICATE OF INCORPORATION OR BYLAWS. Each Existing Stockholder agrees to promptly vote its Shares or execute proxies or written consents, as the case may be, and to take all other actions necessary or desirable to ensure that the Company's Certificate of Incorporation and Bylaws do not at any time conflict with any provision of this Agreement.

SECTION 4.5 EXPENSES. The Company shall promptly reimburse each of the Investors, the Investor Director, the Representative and/or any Person designated by the Investors to the Company's Advisory Board, for any and all out-of-pocket expenses incurred by such Person in connection with conducting Company-business.

                                 ARTICLE  V
                        COVENANTS  OF  THE  COMPANY

SECTION  5.1     AFFIRMATIVE  COVENANTS.  The  Company  agrees  as  follows:

(a) The Company will retain regionally or nationally recognized independent public accountants as selected by the Board, which independent public accountants shall certify the Company's financial statements at the end of each fiscal year.

(b) If at any time the Company shall cease to be required to make filings of reports and other documents with the Securities Exchange Commission (the "SEC") under the Securities Exchange Act of 1934, as amended (the "1934 ACT"), the Company will deliver in writing the following to each Investor or permitted transferee of such Investor:

(i) Within forty-five (45) days after the end of each quarter in each fiscal year, a consolidated balance sheet of the Company as of the end of such quarter and a consolidated statement of operations of the Company for the period from the beginning of the fiscal year to the end of such quarter and for the comparable periods of the immediately preceding fiscal year, in each case unaudited but prepared in accordance with GAAP and accompanied by a statement of the Chief Financial Officer or other senior executive officer of the Company to the effect that the quarterly financial statements are true, complete and correct in all material respects and have been prepared in accordance with GAAP, subject to normal year-end adjustments and the omission of notes;

(ii) Within ninety (90) days after the end of each fiscal year of the Company, a consolidated balance sheet of the Company as of the end of such fiscal year and the related consolidated statements of operations, changes in Stockholders' equity and cash flows for the fiscal year then ended and for the immediately preceding fiscal year, prepared in accordance with GAAP and audited by the Company's independent public accountants, together with such firm's report thereon;

(iii) Such other information regarding the business, prospects, financial condition, operations and affairs of the Company and its Subsidiaries as such Investor may reasonably request. To such end, except when necessary to preserve the confidentiality of information or to avoid real or apparent conflicts of interest, the Company will permit such Investor or transferee or such Person's authorized representatives to visit and inspect the properties and records of the Company and to discuss its business, prospects, financial condition, operations and affairs with directors, officers and employees of the Company, during normal business hours and upon reasonable notice, as often as may be reasonably requested.

(c) The Company shall use the proceeds from the sale of the Notes and Warrants as follows: for pending revenue projects, for current working capital, and the payment of expenses pursuant to the Purchase Agreement.

(d) The Company shall at all times reserve and keep available out of its authorized but unissued shares of Common Stock, such number of its duly authorized shares of Common Stock as shall be sufficient to effect the conversion of the Notes and the Warrants. If at any time the number of authorized but unissued shares of Common Stock shall not be sufficient to effect the conversion of all of the outstanding Notes and the Warrants, the Company shall use its best efforts to, as soon as reasonably practical, take such corporate action, subject to such approvals as may be required by applicable law, as may be necessary to increase its authorized but unissued shares of Common Stock to such number of shares as shall be sufficient for such purposes. The Company will use its best efforts to obtain promptly any authorization, consent, approval or take any other action or make any filing with any court or administrative body that may be required under applicable state securities laws in connection with the issuance of shares of Common Stock upon conversion of the Notes and Warrants.

SECTION 5.2 NEGATIVE COVENANTS. The Company shall not, without the prior written consent of Investors owning at least a majority of the Shares (on a Fully-Diluted Basis) then owned by all Investors:

(a) amend the Certificate of Incorporation or Bylaws of the Company or any of its Subsidiaries, if such amendment would change any of the rights, preferences or privileges of the Investors under the Notes or the Warrants;

(b) take any action or permit any Subsidiary to take any action which the Company is precluded from taking by this Agreement, the Purchase Agreement or the Company's Certificate of Incorporation, as amended or restated from time to time;

(c) make any loans, enter into any contracts or engage in other transactions with or permit any of its Subsidiaries to make any loans, enter into any contracts or engage in other transactions with, any of the Company's officers, directors, or any Person who, at the time, is a Five Percent Stockholder (or any Affiliates of any of the foregoing) in an amount equal to or in excess of $25,000 alone or when aggregated with other transactions with such Person in any rolling twelve (12) month period (other than employment agreements in effect on October 29, 2002, awards to employees, consultants, officers and directors of the Company under an equity incentive plan but only to the extent that such awards would be deemed to be "Exempt Issuances" under Section 2.3 hereof, and obligations of the Company reflected on its books and records as of October 29, 2002); or

(d)          agree  to  any  of  the  foregoing.


                                 ARTICLE  VI
                       COVENANTS  OF  THE  INVESTORS

SECTION  6.1     NO  OPEN MARKET PURCHASES.  During the period commencing on the
                 --------------------------
Closing Date (as defined in the Purchase Agreement) and running for three (3) years thereafter, the Investors shall not purchase any shares of the Company's Common Stock in open market transactions, unless such purchase is approved by the Board.


                                  ARTICLE  VII
                    COVENANTS  OF  THE  EXISTING  STOCKHOLDERS

SECTION 7.1 OVER ISSUANCES. If at any time the number of authorized but unissued shares of Common Stock shall not be sufficient to effect the conversion of all of the outstanding Notes and the Warrants, each of the Existing Stockholders hereby agrees to promptly vote all of their Shares entitled to vote thereon to grant such approvals as may be required by applicable law to increase the amount of the Company's authorized but unissued shares of Common Stock to such number of shares as shall be sufficient for such purposes.


                                 ARTICLE  VIII
                                 MISCELLANEOUS

SECTION 8.1 NOTICES. All notices and other communications required or permitted to be given pursuant to this Agreement shall be in writing signed by the sender, and shall be deemed duly given (i) on the date delivered if personally delivered, (ii) on the date sent by telecopier with automatic confirmation by the transmitting machine showing the proper number of pages were transmitted without error, (iii) on the Business Day after being sent by Federal Express or another recognized overnight mail service which utilizes a written form of receipt for next day or next business day delivery, or (iv) two
(2) Business Days after mailing, if mailed by United States postage-prepaid certified or registered mail, return receipt requested, in each case addressed to the applicable party at the address set forth below; provided that a party hereto may change its address for receiving notice by the proper giving of notice hereunder:

If to the Company to:    WorldWater  Corp.
                         55  Route  31  South
                         Pennington,  NJ  08543
                         Fax:  (609)  818-0720
                         Attn:  Quentin  T.  Kelly

     With  a  copy  (which  shall
     not  constitute  notice)  to:
                         Salvo,  Russell,  Fichter  &  Landau
                         510  Township  Line  Road
                         Suite  150
                         Blue  Bell,  Pennsylvania  19422
                         Fax:  (215)  653-0383
                         Attn:  Stephen  Salvo,  Esq.

     If to the Investors, to the address set forth on the signature page to the Purchase Agreement. A copy (which shall not constitute notice) must also be sent to: Lowenstein Sandler PC, 65 Livingston Avenue, Roseland, New Jersey 07068, Attention: Edward M. Zimmerman, Esq., Telecopier No.: (973) 597-2400; Telephone No.: (973) 597-2500.

SECTION 8.2 ENTIRE AGREEMENT. This Agreement and the other Transaction Documents, and the exhibits and schedules hereto and thereto, contains, and is intended to be, a complete statement of all the terms of the arrangements between or among the parties hereto with respect to the matters set forth herein, and supersedes any previous agreements, understandings and discussions between the parties hereto with respect to those matters. There are no promises, representations, warranties, covenants or undertakings other than those set forth herein and in the other Transaction Documents, and the exhibits and schedules hereto and thereto

SECTION 8.3 MODIFICATIONS AND AMENDMENTS. This Agreement may not be amended or modified without the written consent of the Company and Investors owning at least a majority of the outstanding Shares (on a Fully-Diluted Basis) then owned by all Investors; provided, that any amendment or modification of any provision hereof requiring the consent, approval or other action by a greater percentage of the outstanding Shares owned by all Investors, shall require the written consent of such greater percentage of such Investors.

SECTION 8.4 BENEFIT; ASSIGNABILITY. This Agreement shall be binding on and shall inure to the benefit of the parties hereto and their respective heirs, successors, permitted assigns and legal representatives and is not intended, nor shall be construed, to give any Person, other than the parties hereto and their respective heirs, successors, assigns and legal representatives, any legal or equitable right, remedy or claim hereunder. The Common Stock, the Notes and the Warrants (together with the rights of the Investors relating to the Common Stock, the Notes and the Warrants) shall be transferable and assignable by each Investor to any investors in, and officers, directors, members, managers and partners of, an Investor, and any Affiliate (and each of its officers, directors, members, managers and partners) or heirs, personal representatives, or successors, of any of the foregoing.

SECTION 8.5 GOVERNING LAW; JURISDICTION. This Agreement and any and all matters arising directly or indirectly herefrom ("AGREEMENT MATTERS") shall be governed by and construed and enforced in accordance with the internal laws of the State of New Jersey applicable to agreements made and to be performed entirely in such state, without giving effect to the conflict of law principles thereof. Each of the parties hereto hereby (i) irrevocably consents and submits to the sole exclusive jurisdiction of the United States District Court for the District of New Jersey and any state court in the State of New Jersey (and of the appropriate appellate courts from any of the foregoing) in connection with any suit, arbitration, mediation, action or other proceeding (each a "PROCEEDING") directly or indirectly arising out of or relating to any Agreement Matter; provided that a party to this Agreement shall be entitled to enforce an order or judgment of a such court in any United States or foreign court having jurisdiction over the other party hereto, (ii) irrevocably waives, to the fullest extent permitted by law, any objection that it may now or hereafter have to the laying of the venue of any such Proceeding in any such court or that any such Proceeding which is brought in any such court has been brought in an inconvenient forum, (iii) waives, to the fullest extent permitted by law, any immunity from jurisdiction of any such court or from any legal process therein, and (iv) agrees that service of any summons, complaint, notice or other process relating to such Proceeding may be effected in the manner provided for the giving of notice hereunder.

SECTION 8.6 SEVERABILITY. Any provision of this Agreement that is prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof, and any such prohibition or unenforceability in any jurisdiction shall not invalidate or render unenforceable such provision in any other jurisdiction. To the fullest extent permitted by applicable law, the parties hereby waive any provision of law which renders any provisions hereof prohibited or unenforceable in any respect. If it is ever held that any restriction hereunder is too broad to permit enforcement of such restriction to its fullest extent, such restriction shall be enforced to the maximum extent permitted by applicable law.

SECTION  8.7     INTERPRETATION.
(a) Article, Section, and Subsection headings are not to be considered part of this Agreement, are included solely for convenience of reference and are not intended to be full or accurate descriptions of the contents thereof.

(b) Use of the terms "herein," "hereunder," "hereof," and like terms shall be deemed to refer to this entire Agreement and not merely to the particular provision in which the term is contained, unless the context clearly indicates otherwise.

(c) Use of the word "including" or a like term shall be construed to mean "including, but not limited to."

(d) Words importing a particular gender shall include every other gender, and words importing the singular shall include the plural and vice-versa, unless the context clearly indicates otherwise.

SECTION 8.8 NO WAIVER OF RIGHTS, POWERS AND REMEDIES. No failure or delay by a party hereto in exercising any right, power or remedy under this Agreement, and no course of dealing among the parties hereto, shall operate as a waiver of any such right, power or remedy of the party. No single or partial exercise of any right, power or remedy under this Agreement by a party hereto, nor any abandonment or discontinuance of steps to enforce any such right, power or remedy, shall preclude such party from any other or further exercise thereof or the exercise of any other right, power or remedy hereunder. The election of any remedy by a party hereto shall not constitute a waiver of the right of such party to pursue other available remedies. No notice to or demand on a party not expressly required under this Agreement shall entitle the party receiving such notice or demand to any other or further notice or demand in similar or other circumstances or constitute a waiver of the rights of the party giving such notice or demand to any other or further action in any circumstances without such notice or demand.

SECTION 8.9 COUNTERPARTS; FACSIMILE. This Agreement may be executed in one or more counterparts, and by different parties hereto on separate counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument and shall be effective upon delivery of counterpart signatures by all parties hereto. Execution and delivery of this Agreement by facsimile transmission shall constitute execution and delivery of this Agreement for all purposes, with the same force and effect as execution and delivery of an original manually signed copy hereof.

SECTION 8.10 NO JURY TRIAL. Each party acknowledges and agrees that any controversy which may arise under this Agreement is likely to involve complicated and difficult issues. ACCORDINGLY, EACH SUCH PARTY HEREBY IRREVOCABLY AND UNCONDITIONALLY WAIVES ANY RIGHT SUCH PARTY MAY HAVE TO A TRIAL BY JURY IN RESPECT TO ANY LITIGATION DIRECTLY OR INDIRECTLY ARISING OUT OF OR
RELATING TO THIS AGREEMENT OR THE TRANSACTIONS CONTEMPLATED BY THIS AGREEMENT. Each party certifies and acknowledges that (i) no other party has represented, expressly or otherwise, that such other party would not, in the event of litigation, seek to enforce the foregoing waiver, (ii) each such party understands and has considered the implications of this waiver, (iii) each such party makes this waiver voluntarily, and (iv) each such party has been induced to enter into this Agreement by, among other things, the waivers and certifications in this SECTION 8.10.

SECTION 8.11 SHARES SUBJECT TO THIS AGREEMENT. The Stockholders expressly agree that the terms and restrictions of this Agreement shall apply to all shares of capital stock of the Company which any of them now owns or hereafter acquires by any means, including without limitation by purchase, assignment or operation of law, or as a result of any stock dividend, stock split, reorganization, reclassification, whether voluntary or involuntary, or other similar transaction, and to any shares of capital stock of any successor in interest of the Company, whether by sale, merger, consolidation or other similar transaction, or by purchase, assignment or operation of law (the "SHARES").

SECTION 8.12 LEGEND. Each certificate representing the Shares held of record or beneficially owned by the Stockholders shall bear a legend in substantially the following form, until such time as the shares of capital stock represented thereby are no longer subject to the provisions hereof:
"THE SECURITIES REPRESENTED BY THIS CERTIFICATE ARE SUBJECT TO THE TERMS AND CONDITIONS OF AN INVESTOR RIGHTS AGREEMENT AMONG THE COMPANY AND CERTAIN OF ITS STOCKHOLDERS DATED AS OF NOVEMBER 8, 2002, AS AMENDED OR AMENDED AND RESTATED FROM TIME TO TIME, A COPY OF WHICH AGREEMENT IS AVAILABLE FOR INSPECTION AT THE OFFICES OF THE COMPANY OR MAY BE OBTAINED AT NO COST BY WRITTEN REQUEST TO THE SECRETARY OF THE COMPANY."

IN WITNESS WHEREOF, the parties hereto have executed this Investor Rights Agreement or caused this Investor Rights Agreement to be executed by their duly authorized representatives, as of the date first written above.

                         WORLDWATER  CORP.



                         By:  /s/ Quentin T. Kelly
                             -------------------------
                         Name:   Quentin T. Kelly
                         Title:  Chairman and CEO



                         MILLENNIUM  3  OPPORTUNITY  FUND,  LLC


                         By:  /s/ Udi Toledano
                             --------------------------
                             Name:   Udi Toledano
                             Title:  Member Manager

              JOINDER SIGNATURE PAGE FOR "EXISTING STOCKHOLDERS" TO INVESTOR RIGHTS AGREEMENT DATED AS OF NOVEMBER 8, 2002

     The undersigned hereby agrees to be bound as an "Existing Stockholder" and as a "Co-Sale Stockholder" by the Investor Rights Agreement dated as of November 8, 2002 among WorldWater Corp. (the "COMPANY"), a Delaware corporation, certain existing stockholders of the Company listed on EXHIBIT A attached thereto and the persons and entities listed on EXHIBIT B attached thereto, and agrees that such undersigned's signature below shall constitute execution of the Investor Rights Agreement.


Quentin  T. Kelly     Dated:

              JOINDER SIGNATURE PAGE FOR "EXISTING STOCKHOLDERS" TO INVESTOR RIGHTS AGREEMENT DATED AS OF NOVEMBER 8, 2002

     The undersigned hereby agrees to be bound as an "Existing Stockholder" by the Investor Rights Agreement dated as of November 8, 2002 among WorldWater Corp. (the "COMPANY"), a Delaware corporation, certain existing stockholders of the Company listed on EXHIBIT A attached thereto and the persons and entities listed on EXHIBIT B attached thereto, and agrees that such undersigned's signature below shall constitute execution of the Investor Rights Agreement.


Davinder  Sethi     Dated:

              JOINDER SIGNATURE PAGE FOR "EXISTING STOCKHOLDERS" TO INVESTOR RIGHTS AGREEMENT DATED AS OF NOVEMBER 8, 2002

     The undersigned hereby agrees to be bound as an "Existing Stockholder" by the Investor Rights Agreement dated as of November 8, 2002 among WorldWater Corp. (the "COMPANY"), a Delaware corporation, certain existing stockholders of the Company listed on EXHIBIT A attached thereto and the persons and entities listed on EXHIBIT B attached thereto, and agrees that such undersigned's signature below shall constitute execution of the Investor Rights Agreement.


Lange  Schermerhorn     Dated:

              JOINDER SIGNATURE PAGE FOR "EXISTING STOCKHOLDERS" TO INVESTOR RIGHTS AGREEMENT DATED AS OF NOVEMBER 8, 2002

     The undersigned hereby agrees to be bound as an "Existing Stockholder" by the Investor Rights Agreement dated as of November 8, 2002 among WorldWater Corp. (the "COMPANY"), a Delaware corporation, certain existing stockholders of the Company listed on EXHIBIT A attached thereto and the persons and entities listed on EXHIBIT B attached thereto, and agrees that such undersigned's signature below shall constitute execution of the Investor Rights Agreement.

Rolf  Frauenfelder     Dated:

              JOINDER SIGNATURE PAGE FOR "EXISTING STOCKHOLDERS" TO INVESTOR RIGHTS AGREEMENT DATED AS OF NOVEMBER 8, 2002

     The undersigned hereby agrees to be bound as an "Existing Stockholder" by the Investor Rights Agreement dated as of November 8, 2002 among WorldWater Corp. (the "COMPANY"), a Delaware corporation, certain existing stockholders of the Company listed on EXHIBIT A attached thereto and the persons and entities listed on EXHIBIT B attached thereto, and agrees that such undersigned's signature below shall constitute execution of the Investor Rights Agreement.


David  K.  Lifschultz     Dated:

              JOINDER SIGNATURE PAGE FOR "EXISTING STOCKHOLDERS" TO INVESTOR RIGHTS AGREEMENT DATED AS OF NOVEMBER 8, 2002

     The undersigned hereby agrees to be bound as an "Existing Stockholder" by the Investor Rights Agreement dated as of November 8, 2002 among WorldWater Corp. (the "COMPANY"), a Delaware corporation, certain existing stockholders of the Company listed on EXHIBIT A attached thereto and the persons and entities listed on EXHIBIT B attached thereto, and agrees that such undersigned's signature below shall constitute execution of the Investor Rights Agreement.


Peter  Ferguson     Dated:

              JOINDER SIGNATURE PAGE FOR "EXISTING STOCKHOLDERS" TO INVESTOR RIGHTS AGREEMENT DATED AS OF NOVEMBER 8, 2002

     The undersigned hereby agrees to be bound as an "Existing Stockholder" by the Investor Rights Agreement dated as of November 8, 2002 among WorldWater Corp. (the "COMPANY"), a Delaware corporation, certain existing stockholders of the Company listed on EXHIBIT A attached thereto and the persons and entities listed on EXHIBIT B attached thereto, and agrees that such undersigned's signature below shall constitute execution of the Investor Rights Agreement.

Anand  Rangarajan     Dated:

              JOINDER SIGNATURE PAGE FOR "EXISTING STOCKHOLDERS" TO INVESTOR RIGHTS AGREEMENT DATED AS OF NOVEMBER 8, 2002

     The undersigned hereby agrees to be bound as an "Existing Stockholder" by the Investor Rights Agreement dated as of November 8, 2002 among WorldWater Corp. (the "COMPANY"), a Delaware corporation, certain existing stockholders of the Company listed on EXHIBIT A attached thereto and the persons and entities listed on EXHIBIT B attached thereto, and agrees that such undersigned's signature below shall constitute execution of the Investor Rights Agreement.


Terri  Harris     Dated:

                                    EXHIBIT A
                                    ---------
                              EXISTING STOCKHOLDERS

                                     NUMBER OF SHARES
                           NAME     BENEFICIALLY OWNED
                           ----     ------------------
Quentin  Kelly
--------------
Joseph  Cygler
--------------
Davinder  Sethi
---------------
Lange  Schermerhorn
-------------------
Rolf  Frauenfelder
------------------
David  K.  Lifschultz
---------------------
Peter  Ferguson
---------------
Anand  Rangarajan
-----------------
Terri  Harris
-------------
Kuekenhof  Partners,  L.P.
--------------------------
Kuekenhof  Equity  Fund,  L.P.
------------------------------
Rolf  Haefeli
-------------

                                     ------
                                    EXHIBIT B
                                    ---------
                                    INVESTORS

                 NAME     ADDRESS     NUMBER OF SHARES PURCHASED
                 ----     -------     --------------------------

                                                                  EXHIBIT 10.3


                          REGISTRATION RIGHTS AGREEMENT


     This Registration Rights Agreement (the "AGREEMENT") is made as of this 8th day of November, 2002 by and among WorldWater Corp., a Delaware corporation (the "COMPANY"), and the Investors named herein (the "INVESTORS").

This Agreement is made pursuant to the Securities Purchase Agreement by and among the Company and the Investors dated the date hereof (the "PURCHASE AGREEMENT") and shall become effective on the date by which the Investors have purchased an aggregate of $500,000 of the Company's 10% Convertible Notes due 2005 pursuant to the Purchase Agreement (the "EFFECTIVE DATE").

The  parties  hereby  agree  as  follows:
1.     Certain  Definitions.  Capitalized  terms  used and not otherwise defined
       --------------------
herein shall have the meanings given such terms in the Purchase Agreement. As used in this Agreement, the following terms shall have the following meanings:

(a)     "AFFILIATE"  means,  with  respect  to any Person, any other Person that
         ---------
directly or indirectly controls or is controlled by or is under common control with such Person. For the purposes of this definition, "CONTROL" when used with respect to any Person, means the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of such Person, whether through the ownership of voting securities, by contract or otherwise; and the terms "AFFILIATED" "CONTROLLING" and "CONTROLLED" have meanings correlative to the foregoing.

(b)     "BUSINESS  DAY"  means  a day, other than a Saturday or Sunday, or other
         -------------
day on which banks in the State of New York are closed or authorized by law to close.

(c)     "COMMON  STOCK"  shall  mean the Company's common stock, par value $.001
         -------------
per  share.

(d)     "INVESTORS"  shall  mean  the  Investors  identified  in  the  Purchase
         ---------
Agreement and any Affiliate or permitted transferee of any Investor who is a subsequent holder of any Registrable Securities.

(e)     "NOTES" shall mean the aggregate amount of the Company's 10% Convertible
         -----
Notes  due  2005  to  be  issued  pursuant  to  the  Purchase  Agreement.

(f)     "PERSON" shall mean an individual, corporation, partnership, joint stock
         ------
company, limited liability company, joint venture, trust or unincorporated organization, or a government or any agency or political subdivision thereof, or any other business entity.

(g)     "PROSPECTUS"  shall  mean  the  prospectus  included in any Registration
         ----------
Statement, as amended or supplemented by any prospectus supplement, with respect to the terms of the offering of any portion of the Registrable Securities covered by such Registration Statement and by all other amendments and supplements to the prospectus, including post-effective amendments and all material incorporated by reference in such prospectus.

(h)     "REGISTER," "REGISTERED" and "REGISTRATION" refer to a registration made
         --------    ----------       ------------
by preparing and filing a Registration Statement or similar document in compliance with the 1933 Act (as defined below), and the declaration or ordering of effectiveness of such Registration Statement or document.

(i)     "REGISTRABLE  SECURITIES" shall mean: (i) the Warrants, (ii) the Shares,
         -----------------------
(iii) the Additional Shares (as defined in Section 2(a)(ii) hereof) and (ii) any other securities issued or issuable with respect to or in exchange for the Warrants, the Shares or the Additional Shares.

(j)     "REGISTRATION  STATEMENT"  shall  mean any registration statement of the
         -----------------------
Company filed under the 1933 Act that covers the resale of any of the Registrable Securities pursuant to the provisions of this Agreement, including the S-3 Registration Statement to be filed pursuant to Section2(a)(iii) hereof, amendments and supplements to such Registration Statements, including post-effective amendments, all exhibits and all material incorporated by reference in such Registration Statements.

(k)     "SHARES"  shall mean the shares of Common Stock issuable upon conversion
         ------
of  the  Notes  and  issuable  upon  exercise  of  the  Warrants.

(l)     "SEC"  means  the  U.S.  Securities  and  Exchange  Commission.
         ---

(m)     "WARRANTS"  shall  mean  the  aggregate  amount  of warrants to purchase
         --------
shares  of  Common Stock issued pursuant to the terms of the Purchase Agreement.

(n)     "1933  ACT"  means the Securities Act of 1933, as amended, and the rules
         ---------
and  regulations  of  the  SEC  promulgated  thereunder.

(o)     "1934  ACT"  means  the Securities Exchange Act of 1934, as amended, and
         ---------
the  rules  and  regulations  of  the  SEC  promulgated  thereunder.

2.     Registration.
       ------------
(a)     Registration  Statements.

(i)     Initial  Registration.  Commencing on the date hereof, the Company shall
        ---------------------
use its best efforts to prepare a Registration Statement on Form SB-2 (or, if Form SB-2 is not then available to the Company, on such form of registration statement as is then available to effect a registration for resale of the Registrable Securities, subject to the Investors' prior written consent) covering the resale of the Registrable Securities and which with regard to the Shares when effective shall register an amount at least equal to the number of shares of Common Stock issuable to the Investors on the effective date of such Registration Statement pursuant to the terms of the Notes based upon the initial Conversion Price (as defined in the Notes), subject to adjustment pursuant to Section 2(c) hereof, and the Warrants based upon the initial Exercise Price (as defined in the Warrants) and promptly thereafter (but not later than thirty
(30) days after the Closing Date (as defined in the Purchase Agreement)), the Company shall file with the SEC such Registration Statement. Such Registration Statement also shall cover, to the extent allowable under the 1933 Act and the rules promulgated thereunder (including Rule 416 under the 1933 Act), such indeterminate number of additional shares of Common Stock resulting from stock splits, stock dividends or similar transactions with respect to the Registrable Securities. The Company shall not permit any securities other than the Registrable Securities to be included in such Registration Statement without the prior written consent of the holders of a majority of the Registrable Securities then outstanding (calculated on an as converted basis). The Registration Statement (and each amendment or supplement thereto, and each request for acceleration of effectiveness thereof) shall be provided in accordance with Section3(c) hereof to the Investors and their counsel prior to its filing with or other submission to the SEC. The Company shall use its best efforts to respond to SEC comments in writing within fifteen (15) days of the Company's receipt thereof and shall use its best efforts to cause the Registration Statement to be filed pursuant to this Section2(a)(i) to be declared effective by the SEC not later than May 20, 2003 (the "TARGET DATE"). The Company shall keep the Registration Statement filed pursuant to this Section2(a)(i) effective and current under the 1933 Act until the date that is two (2) years after the Closing Date, unless a replacement Registration Statement filed pursuant to Section2(a)(iii) hereof shall have been declared effective by the SEC prior to the expiration of such two (2) year period, in which case the time provisions set forth in Section2(a)(iii) hereof shall control, provided however, that such two (2) year period shall be extended until the date on which all of the Registrable Securities are eligible for resale pursuant to Rule 144(k) under the 1933 Act.

(ii)     Additional  Registrable  Securities.  Upon  the  written  demand of any
         -----------------------------------
Investor from time to time and upon the issuance or deemed issuance by the Company of shares of Common Stock such as to trigger the anti-dilution provisions contained in the Notes or any other change in the Conversion Price of the Note pursuant to Section 2(c) hereof such that additional shares of Common Stock become issuable pursuant to the Notes (the "ADDITIONAL SHARES"), the Company shall use its best efforts to promptly prepare and file with the SEC one or more Registration Statements on Form SB-2 or Form S-3 if the Company is then eligible to use Form S-3 (or, if Form SB-2 or Form S-3, as the case may be, is not then available to the Company, on such form of registration statement as is then available to effect a registration for resale of such additional shares of Common Stock, subject to the Investors' prior written consent) covering the resale of the Additional Shares, but only to the extent the Additional Shares are not at the time covered by an effective Registration Statement. Such Registration Statement also shall cover, to the extent allowable under the 1933 Act and the rules promulgated thereunder (including Rule 416 under the 1933
Act), such indeterminate number of additional shares of Common Stock resulting from stock splits, stock dividends or similar transactions with respect to the Additional Shares. With the prior written consent of the holders of a majority of the Registrable Securities then outstanding (calculated on an as converted basis), the Company may permit securities other than the Registrable Securities to be included in such Registration Statement; provided, that the inclusion of such securities in such Registration Statement shall not affect or limit the number of Registrable Securities included in such Registration Statement. The Registration Statement (and each amendment or supplement thereto, and each request for acceleration of effectiveness thereof) shall be provided in accordance with Section3(c) hereof to the Investors and their counsel prior to its filing with or other submission to the SEC. A Registration Statement covering the Additional Shares shall be filed by the Company with the SEC as promptly as possible, but in no event more than thirty (30) days following the request of any Investor. The Company shall use its best efforts to respond to SEC comments within fifteen (15) days of the Company's receipt thereof and shall use its best efforts to cause the Registration Statement to be filed pursuant to this Section2(a)(ii) to be declared effective by the SEC not later than the earlier of: (A) the date that is one hundred and twenty (120) days after the date on which an Investor shall have requested such registration of Additional Shares; and (B) ninety (90) days after the Registration Statement is filed with the SEC (the "ADDITIONAL REGISTRATION TARGET DATE"). The Company shall keep the Registration Statement filed pursuant to this Section2(a)(ii) effective and current under the 1933 Act until the date on which all of the Registrable Securities are eligible for resale pursuant to Rule 144(k) under the 1933 Act, unless a replacement Registration Statement filed pursuant to Section2(a)(iii) hereof shall have been declared effective by the SEC prior to the expiration of such period, in which case the time provisions set forth in Section2(a)(iii) hereof shall control.

(iii)     Registration  on Form S-3.  Promptly after such time as the Company is
          -------------------------
eligible to use Form S-3 (but not later than ten (10) days after becoming eligible), irrespective of any prior filing of any Registration Statement in respect of any Registrable Securities, the Company shall use its best efforts to prepare and file with the SEC a replacement Registration Statement on Form S-3 (or, if Form S-3 is not then available to the Company, on such form of registration statement as is then available to effect a registration for resale of the Registrable Securities, subject to the Investors' prior written consent), covering the resale of the Registrable Securities then outstanding and with regard to the Shares shall register an amount at least equal to the number of shares of Common Stock issuable to the Investors on the effective date of such Registration Statement on Form S-3 pursuant to the Notes based upon the then effective Conversion Price, subject to adjustment pursuant to Section 2(c) hereof, and the Warrants based upon the then effective Exercise Price. Such Registration Statement also shall cover, to the extent allowable under the 1933 Act and the rules promulgated thereunder (including Rule 416 under the 1933
Act), such indeterminate number of additional shares of Common Stock resulting from stock splits, stock dividends or similar transactions with respect to the Registrable Securities. With the prior written consent of the holders of a majority of the Registrable Securities then outstanding (calculated on an as converted basis), the Company may permit securities other than the Registrable Securities to be included in such Registration Statement; provided, that the inclusion of such securities in such Registration Statement shall not affect or limit the number of Registrable Securities included in such Registration Statement. The Registration Statement (and each amendment or supplement thereto, and each request for acceleration of effectiveness thereof) shall be provided in accordance with Section3(c) hereof to the Investors and their counsel prior to its filing with or other submission to the SEC. The Company shall use its best efforts to respond to SEC comments in writing within fifteen
(15) days of the Company's receipt thereof and shall use its best efforts to cause the Registration Statement to be filed pursuant to this Section2(a)(iii) to be declared effective by the SEC not later than the earlier of: (A) the date that is seventy (70) days after the date on which the Company became eligible to use Form S-3; and (B) sixty (60) days after the Registration Statement is filed with the SEC (the "S-3 TARGET DATE"). The Company shall keep the Registration Statement filed pursuant to this Section2(a)(iii) effective and current under the 1933 Act until the date on which all of the Registrable Securities are eligible for resale pursuant to Rule 144(k) of the 1933 Act.

(iv)     Demand  Registration.  (A)  At  any  time following the Effective Date,
         --------------------
one or more Investors or their Affiliates holding an aggregate of at least (i) $450,000 principal amount of the Notes or (ii) 10% of the number of Registrable Securities then outstanding (calculated on an as converted basis) (the "REQUESTING HOLDERS") shall have the right to request that the Company prepare and file with the SEC a Registration Statement on Form SB-2 or Form S-3 if the Company is then eligible to use Form S-3 (or, if Form SB-2 or Form S-3, as the case may be, is not then available to the Company, on such form of registration statement as is then available to effect a registration for resale of the Registrable Securities, subject to the Investors' prior written consent) covering the resale of the Registrable Securities and which with regard to the Shares when effective shall register an amount at least equal to the number of shares of Common Stock issuable to the Investors as of the effective date of such Registration Statement pursuant to the terms of the Notes based upon the then effective Conversion Price, subject to adjustment pursuant to Section 2(c) hereof, and the Warrants based upon the then effective Exercise Price (a "DEMAND REGISTRATION"). Any request for a Demand Registration pursuant to this Section2(a)(iv) shall be made in writing (a "REGISTRATION NOTICE") by the Requesting Holders and shall set forth the number of Registrable Securities requested to be so registered. Upon receipt by the Company of a Registration Notice, the Company shall promptly notify (a "COMPANY NOTICE") each other Investor, if any, in writing of such request for registration and, if any such Investor responds within ten (10) days following delivery of such Company Notice, the Company shall, include all Registrable Securities requested by any such Investor to be registered in the Demand Registration. Failure of any Investor to respond to the Company Notice within the ten (10) day period specified above shall be deemed an election by such Investor not to have any of his, her or its Registrable Securities included in such Registration Statement. The Company shall use its best efforts to file the Registration Statement as promptly as possible, but in no event more than thirty (30) days following receipt of the Registration Notice. Such Registration Statement also shall cover, to the extent allowable under the 1933 Act and the rules promulgated thereunder (including Rule 416 under the 1933 Act), such indeterminate number of additional shares of Common Stock resulting from stock splits, stock dividends or similar transactions with respect to the Registrable Securities. The Company shall not permit any securities other than the Registrable Securities requested pursuant to this Section2(a)(iv) to be included in such Registration Statement without the prior written consent of the holders of a majority of the Registrable Securities then outstanding (calculated on an as converted basis). The Registration Statement (and each amendment or supplement thereto, and each request for acceleration of effectiveness thereof) shall be provided in accordance with Section3(c) hereof to the Investors and their counsel prior to its filing with or other submission to the SEC. The Company shall use its best efforts to respond to SEC comments in writing within fifteen (15) days of the Company's receipt thereof and shall use its best efforts to cause the Registration Statement to be filed pursuant to this Section2(a)(iv) to be declared effective by the SEC not later than the earlier of: (A) the date that is one hundred and twenty (120) days after the receipt of the Registration Notice by the Company and (B) ninety (90) days after the Registration Statement is filed with the SEC pursuant to this Section 2(a)(iv) (the "DEMAND REGISTRATION TARGET DATE"). The Company shall keep the Registration Statement filed pursuant to this Section2(a)(iv) effective and current under the 1933 Act until the date that is two (2) years after the Closing Date, unless a replacement Registration Statement filed pursuant to Section2(a)(iii) hereof shall have been declared effective by the SEC prior to the expiration of such two (2) year period, in which case the time provisions set forth in Section2(a)(iii) hereof shall control, provided however, that such two (2) year period shall be extended until the date on which all of the Registrable Securities are eligible for resale pursuant to Rule 144(k) under the 1933 Act.

                    (B) If the holders requesting such registration intend to distribute the Registrable Securities covered by their request by means of an underwriting, they shall so advise the Company as a part of their request made pursuant to this Section2(a)(iv) and the Company shall include such information in the Registration Notice. The right of any holder to registration pursuant to this Section2(a)(iv)(B) shall be subject to Section2(d) hereof.

                    (C) The Company shall be obligated to register the Registrable Securities pursuant to this Section2(a)(iv) on three (3) occasions only, provided that a registration shall not be deemed to be one of such three
(3) occasions unless it becomes effective or is withdrawn at the request of holders of the Registrable Securities (unless such withdrawal follows a material adverse change affecting the Company).

(v)     Piggy-Back  Registration.  (A)  If  the  Company at any time (other than
        ------------------------
pursuant to Sections2(a)(i)through 2(a)(iv) hereof) proposes to register any of its securities under the 1933 Act for sale to the public, whether for its own account or for the account of other security holders or both (except with respect to (i) registration statements on Forms S-4, S-8 or any successor to such forms or (ii) another form not available for registering the Registrable Securities for sale to the public or any registration statement including only securities issued pursuant to a dividend reinvestment plan), each such time it will promptly give written notice to all holders of the Registrable Securities (even if such holder's Registrable Securities have been so registered by the Company pursuant to the terms of this Agreement) of its intention so to do. Upon the written request of any such holder, received by the Company within twenty (20) days after the giving of any such notice by the Company to register any or all of its Registrable Securities, the Company will use its best efforts to cause the Registrable Securities as to which registration shall have been so requested to be included in the securities to be covered by the registration statement proposed to be filed by the Company, all to the extent requisite to permit the sale or other disposition by the holder (in accordance with its written request) of such Registrable Securities so registered. If the registration of which the Company gives notice is for a registered public offering involving an underwriting, the Company shall so advise all holders of Registrable Securities as a part of the written notice given pursuant to this Section2(a)(v). In such event the right of any holder of Registrable Securities to registration pursuant to this Section2(a)(v) shall be conditioned upon such holder's participation in such underwriting to the extent provided herein.

               (B) Notwithstanding any other provision of this Section2(a)(v), if the underwriter determines that in its view, the number of shares requested to be included in such registration exceeds the largest number of shares that can be sold without having an adverse effect on such offering, including the price at which such shares can be sold (the "MAXIMUM OFFERING SIZE"), the Company will include in such registration, in the following priority, up to the Maximum Offering size:

           (i) first, so much of Securities of the Company proposed to be registered for the account of the Company as would not cause the offering to exceed the Maximum Offering Size; and
          (ii) second, if the Maximum Offering Size has not been exceeded, all Registrable Securities requested to be included in such registration by the holders of Registrable Securities (allocated, if necessary for the offering not to exceed the Maximum Offering Size, pro rata among such holders on the basis of the number of shares of Registrable Securities so requested to be included in such registration); and
          (iii) third, if the Maximum Offering Size has not been exceeded, any securities proposed to be registered for the account of any other Persons with such priorities among them as the Company shall determine.

               (C) Any request by a holder of Registrable Securities for inclusion in any registration may be withdrawn, in whole or in part, at any time prior to the effective date of the registration statement for such offering.

               (D) The Company shall have the right to terminate or withdraw any registration contemplated under this Section2(a)(v) prior to the effectiveness of such registration, whether or not any holder of Registrable Securities has elected to include securities in such registration.

(b)     Expenses.  The  Company  will  pay  all  expenses  associated  with each
        --------
registration under this Agreement, including, without limitation, filing and printing fees, counsel and accounting fees and expenses, costs associated with clearing the Registrable Securities for sale under applicable state securities laws, listing fees and the Investors' reasonable expenses in connection with the registration including, without limitation, the reasonable attorney fees and expenses of one counsel to the Investors (not to exceed $10,000) but excluding discounts, commissions, fees of underwriters, selling brokers, dealer managers or similar securities industry professionals with respect to the Registrable Securities being sold.

(c)     Failure  to  Comply.
        -------------------
(i) If (w) any Registration Statement is not filed within the time periods set forth in Sections2(a)(i) through Section2(a)(iv) hereof, as the case may be,
(x) the Company fails to respond to SEC comments pertaining to any Registration Statement filed pursuant to Sections2(a)(i) through Section2(a)(iv) hereof within the time periods set forth in Sections2(a)(i) through Section2(a)(iv) hereof, as the case may be, or (y) any such Registration Statement is suspended or otherwise is or becomes not effective or current for any reason for at least any twenty (20) days during any period that it is to be effective or current as provided in Sections2(a)(i) through Section 2(a)(iv) hereof, subject to the provisions set forth in Section 3(l) hereof, as the case may be, the then effective Conversion Price of the Notes shall permanently decrease by $.01 for each such failure set forth in clauses (w), (x) and (y) of this Section 2(c)(i) and if any such failure or failures set forth in clauses
(w), (x) and (y) of this Section2(c)(i) continues for an additional fifteen (15) days, the Conversion Price of the Notes shall permanently decrease by another $.01 for each such failure.

(ii) If any Registration Statement described in Sections2(a)(i)through 2(a)(iv) hereof is not effective by the Target Date, the Additional Registration Target Date, the S-3 Target Date or the Demand Registration Target Date, as the case may be, the then effective Conversion Price of the Notes shall permanently decrease by an additional $.01 for each such failure and if any such failure to obtain effectiveness of such Registration Statement continues, the then effective Conversion Price of the Notes shall permanently decrease by another $.01 for each thirty (30) day period (each a "30-DAY PERIOD") (or pro rata for any portion thereof) during which such Registration Statement was to be declared effective and has not been declared effective. Notwithstanding the foregoing in the event that any Registration Statement described in Section2(a)(i) through 2(a)(iv) hereof has not been declared effective on or before the Target Date, the Additional Registration Target Date, the S-3 Target Date or the Demand Registration Target Date, as the case may be, the following shall suspend the running of each subsequent consecutive thirty (30) day period for purposes of calculating the additional decrease in the Conversion Price described in the first sentence of this Section2(c)(ii) hereof; provided, that the limitations set forth below shall not apply to a failure to file any such Registration Statement pursuant to Sections2(a)(i) through 2(a)(iv) hereof:

(A) If the delay results directly from a force majeure event which generally impacts the SEC (an "SEC EVENT"), and the Company and its counsel are otherwise working diligently and in good faith to cause such Registration Statement to be declared effective: (1) if the SEC Event commences on or before 5:00 p.m. New York, New York time on the Target Date, the Additional Registration Target Date, the S-3 Target Date or the Demand Registration Target Date, as the case may be, then the Target Date, the Additional Registration Target Date, the S-3 Target Date or the Demand Registration Target Date, as the case may be, shall be reset to the date that is determined by adding the number of days during which the SEC Event continues to the original Target Date, the original Additional Registration Target Date, the original S-3 Target Date or the original Demand Registration Target Date, as the case may be, and each of the 30-Day Periods thereafter shall be based upon the newly calculated Target Date, Additional Registration Target Date, S-3 Target Date or Demand Registration Target Date, as the case may be; and (2) if, however, the SEC Event occurs after 5:00 p.m. New York, New York time on the original Target Date, the original Additional Registration Target Date, the original S-3 Target Date or the original Demand Registration Target Date, as the case may be, then the original Target Date, the original Additional Registration Target Date, the original S-3 Target Date or the original Demand Registration Target Date, as the case may be, shall not be suspended, but the specific 30-Day Period during which the SEC Event continues, with subsequent 30 Day Periods based upon the end of the extended 30-Day Period. An "SEC Event" shall be deemed to "continue" hereunder for as long as that force majeure causes a material slowdown or shutdown at the SEC.

(B) If the delay results directly from the Investors' material failure to timely respond to or approve sections of the Registration Statement applicable to or about the Investors, and the Company and its counsel are and have been otherwise working diligently and in good faith to cause the registration statement to be declared effective and the Company has satisfied its obligations pursuant to Section 3(c) hereof, then the 30 Day Period shall be suspended and, if such delay occurs on or prior to 5:00 p.m. New York, New York time on the Target Date, the Additional Registration Target Date, the S-3 Target Date or the Demand Registration Target Date, as the case may be, then the Target Date, the Additional Registration Target Date, the S-3 Target Date or the Demand Registration Target Date, as the case may be, itself shall be reset, in both cases using the mechanisms set forth in Section2(c)(ii)(A) above, using the number of days during which the Investors' material failure continues after the Target Date, the Additional Registration Target Date, the S-3 Target Date or the Demand Registration Target Date, as the case may be, to impair materially the Company's ability to respond to SEC comments or to otherwise delay the SEC's declaring the Registration Statement effective, instead of using the number of days during which the SEC Event continues.

(C) If the delay results from a failure by the Company to obtain a consent to the closing of the transactions contemplated by the Purchase Agreement arising solely by a direct request of the Investors and is not related to a pre-existing contractual or legal obligation of the Company (an "INVESTOR DISCRETIONARY DELAY"), and the Company and its counsel are and have been otherwise working diligently and in good faith to cause the registration statement to be effective, then the 30-Day Period shall be suspended and, if such delay occurs on or prior to 5:00 p.m. New York, New York time on the Target Date, the Additional Registration Target Date, the S-3 Target Date or the Demand Registration Target Date, as the case may be then the Target Date, the Additional Registration Target Date, the S-3 Target Date or the Demand Registration Target Date, as the case may be, itself shall be reset, in both cases using the mechanisms set forth in Section2(c)(ii)(A) above, using the number of days of the Investor Discretionary Delay, instead of using the number of days during which the SEC Event continues.

(D) If the delay beyond the Target Date, the Additional Registration Target Date, the S-3 Target Date or the Demand Registration Target Date, as the case may be, directly results from an event set forth in Section3(l), then the (30) day period shall be suspended by the twenty (20) day time period set forth in Section3(l) hereof.

(E) Notwithstanding the foregoing, if two or more events or conditions (which would result in a delay or suspension of the Target Date, the Additional Registration Target Date, the S-3 Target Date or the Demand Registration Target Date or any 30-Day Period pursuant to this Section2(c)(ii)) occur simultaneously, then, the effect of such multiple events or conditions shall not be cumulative and the Target Date, the Additional Registration Target Date, the S-3 Target Date and the Demand Registration Target Date, as the case may be, or such 30-Day Period, as applicable, shall be delayed or suspended only for the number of days of the later ending event or condition (without counting any overlapping days with any other such event or condition).
(iii) The adjustments in the Conversion Price under the Notes provided in this Section2(c) hereof, if any, is liquidated damages and not a penalty and shall be the sole monetary remedy available to the holder for the failure of the Company to comply with Sections2(a) hereof.

               (iv) In the event the then effective Conversion Price under the Notes is adjusted as a result of any one or more of the events set forth in this Section 2(c), the Company shall include any Additional Shares issuable upon conversion of the Notes based upon such adjustment to the Conversion Price in a Registration Statement filed by the Company with the SEC pursuant to Section 2(a)(i) through (iv) hereof, as the case may be, that has not yet been declared effective by the SEC or, in the event that all such Registration Statements have been declared effective by the SEC at the time of such adjustment to the Conversion Price pursuant to this Section 2(c), the Company shall file an additional Registration Statement pursuant to Section 2(a)(ii) hereof covering such Additional Shares.

(d)     Underwritten  Offering.  If  any of the Registrable Securities are to be
        ----------------------
sold in an underwritten offering, including at the request of the Investors pursuant to the terms hereof, the investment banker that will administer the offering will be selected by the Company with the consent of the holders of a majority of the Registrable Securities included in such offering, which consent shall not be unreasonably withheld. No holder of Registrable Securities may participate in any underwritten offering hereunder unless such holder: (i) agrees to sell its Registrable Securities on the basis provided in any underwriting agreements approved by the Persons entitled hereunder to approve such arrangements; and (ii) completes and executes all questionnaires, powers of attorney, indemnities, underwriting agreements and other documents required under the terms of such arrangements.

3.     Company  Obligations.  The  Company  will  use best efforts to effect the
       --------------------
registration of the Registrable Securities and any Additional Shares and to file a Registration Statement on Form S-3 and such other Registration Statements in accordance with the terms hereof, and pursuant thereto the Company will, as expeditiously as possible with respect to each such Registration Statement:

(a) use best efforts to cause such Registration Statement to become effective and to remain continuously effective for the periods provided in Section2(a) hereof;

(b) prepare and file with the SEC such amendments, supplements and post-effective amendments to the Registration Statement and the Prospectus as may be necessary to keep the Registration Statement effective for the period specified in Section2(a) hereof and to comply with the provisions of the 1933 Act and the 1934 Act with respect to the distribution of all of the Registrable Securities covered thereby;

(c) provide copies to and permit counsel designated by the Investors to review such Registration Statement and all amendments and supplements thereto no fewer than seven (7) days prior to their filing with the SEC and not file any document to which such counsel reasonably objects;

(d) furnish to the Investors and their legal counsel: (i) promptly after the same is prepared and publicly distributed, filed with the SEC, or received by the Company (but not later than two (2) Business Days after the filing date, receipt date or sending date, as the case may be) one (1) copy of any Registration Statement and any amendment thereto, each preliminary prospectus and Prospectus and each amendment or supplement thereto, and each letter written by or on behalf of the Company to the SEC or the staff of the SEC, and each item of correspondence from the SEC or the staff of the SEC, in each case relating to such Registration Statement (other than any portion of any thereof which contains information for which the Company has sought confidential treatment); and (ii) such number of copies of a Prospectus, including a preliminary prospectus, and all amendments and supplements thereto and such other documents as each Investor may reasonably request in order to facilitate the disposition of the Registrable Securities owned by such Investor that are covered by the related Registration Statement;

(e) in the event of an underwritten offering, the Company shall enter into and perform its reasonable obligations under an underwriting agreement, in usual and customary form, including, without limitation, customary indemnification and contribution obligations, with the underwriter of such offering;

(f) if required by the underwriter, or if any Investor is described in the Registration Statement as an underwriter, the Company shall furnish, on the effective date of the Registration Statement (except with respect to clause3(f)(i) below) and on the date that Registrable Securities are delivered to an underwriter, if any, for sale in connection with the Registration Statement (including any Investor deemed to be an underwriter): (i) in the case of an underwritten offering, an opinion, dated as of the closing date of the sale of Registrable Securities to the underwriters, from independent legal counsel representing the Company for purposes of such Registration Statement, in form, scope and substance as is customarily given in an underwritten public offering, addressed to the underwriters and the Investors participating in such underwritten offering and (ii) a letter, dated as of the effective date of such Registration Statement and confirmed as of the applicable dates described above, from the Company's independent certified public accountants in form and substance as is customarily given by independent certified public accountants to underwriters in an underwritten public offering, addressed to the underwriters (including any Investor deemed to be an underwriter);

(g) use best efforts to: (i) prevent the issuance of any stop order or other suspension of effectiveness and; (ii) if such order is issued, obtain the withdrawal of any such order at the earliest possible moment;

(h) prior to any public offering of Registrable Securities, use best efforts to register or qualify or cooperate with the Investors and their counsel in connection with the registration or qualification of such Registrable Securities for offer and sale under the securities or blue sky laws of such jurisdictions requested by the Investors and do any and all other best acts or things necessary or advisable to enable the distribution in such jurisdictions of the Registrable Securities covered by the Registration Statement; and provide evidence of any such action so taken to such Investor promptly upon such filing; and continue such qualification at all times through the resale of all Registrable Securities; provided, however, that the Company will not be required to (x) qualify to do business in any jurisdiction where it would not otherwise be required to qualify but for this paragraph (h), (y) subject itself to general taxation in any such jurisdiction or (z) file a general consent to service of process in any such jurisdiction.

(i) use best efforts to cause all Registrable Securities covered by a Registration Statement to be listed on each securities exchange, interdealer quotation system or other market on which similar securities issued by the Company are then listed;

(j) immediately notify the Investors, at any time when a Prospectus relating to Registrable Securities is required to be delivered under the 1933 Act, upon discovery that, or upon the happening of any event as a result of which, the Prospectus included in a Registration Statement, as then in effect, includes an untrue statement of a material fact or omits to state any material fact required to be stated therein or necessary to make the statements therein not misleading in light of the circumstances then existing or is no longer current, and at the request of any such holder, as promptly as reasonably practicable prepare and furnish to such holder a reasonable number of copies of a supplement to or an amendment of such Prospectus as may be necessary such that, as thereafter delivered to the purchasers of such Registrable Securities, such Prospectus shall (i) not include an untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein not misleading in light of the circumstances then existing and (ii) be current;

(k) otherwise use best efforts to comply in all material respects with all applicable rules and regulations of the SEC under the 1933 Act and the 1934 Act, take such other actions as may be reasonably necessary to facilitate the registration of the Registrable Securities hereunder; and make available to its security holders, as soon as reasonably practicable, but not later than the date on which such filings are made with the SEC, copies of the Company's filings under the 1933 Act and 1934 Act made with the SEC; and

(l) with respect to any Registration Statement filed or to be filed pursuant to Section2(a) above, if the Board of Directors of the Company determines that, in its reasonable good faith judgment, it would (because of the existence of, or in reasonable anticipation of, any acquisition or corporate reorganization or other transaction, financing activity, or other development involving the Company or any Subsidiary (as defined in the Purchase Agreement), or the unavailability for reasons beyond the Company's control of any required financial statements related to such acquisition or corporate reorganization or any other event or condition of similar significance to the Company or any Subsidiary) be materially disadvantageous (a "MATERIAL DEVELOPMENT CONDITION") to the Company or any Subsidiary to file such Registration Statement with the SEC, or to amend or supplement a Registration Statement that has been filed with the SEC, then the Company shall, notwithstanding any other provisions of this Agreement, be entitled, upon the giving to the Investors of a certificate signed by an executive officer of the Company stating that in the reasonable good faith judgment of the Board of Directors that a Material Development Condition has occurred (a "DELAY NOTICE"), (i) to cause sales of Registrable Securities by the Investors pursuant to such Registration Statement to cease or (ii) in the event no such Registration Statement has yet been filed or declared effective, to delay the filing of any such Registration Statement until, in the reasonable good faith judgment of the Board of Directors, such Material Development Condition no longer exists (notice of which the Company shall promptly deliver to the holder of the Registrable Securities); provided, however, notwithstanding the foregoing: (1) in no event may such cessation or delay be, for each such Registration Statement, for a period of more than twenty (20) consecutive days in any twelve-month period from the giving of its Delay Notice to the Investors with respect to such Material Development Condition, as above provided; and (2) in the event a Registration Statement is filed and subsequently withdrawn or if the Investors are required to cease using an effective Registration Statement, by reason of any existing or anticipated Material Development Condition as provided above, the Company shall cause a new Registration Statement or an amendment or supplement to an effective Registration Statement covering the Registrable Securities to be filed with the SEC as soon as practicable, but in no event more than twenty (20) days, after such Material Development Condition ceases to exist or, if sooner, as soon as practicable after the expiration of such twenty (20) day period.

4.     Due  Diligence  Review;  Information.
       ------------------------------------
(a) The Company shall make available, during normal business hours and on reasonable notice, for inspection and review by the Investors, advisors to and representatives of the Investors, any underwriter participating in any disposition of Registrable Securities on behalf of the Investors pursuant to a Registration Statement or amendments or supplements thereto or any blue sky, NASD or other filing, all financial and other records, all SEC Filings (as defined in the Purchase Agreement) and other filings with the SEC, and all other corporate documents and properties of the Company as may be reasonably necessary for the purpose of such review, and cause the Company's officers, directors and employees, within a reasonable time period, to supply all such information reasonably requested by the Investors or any such representative, advisor or underwriter in connection with such Registration Statement (including, without limitation, in response to all questions and other inquiries reasonably made or submitted by any of them), prior to and from time to time after the filing and effectiveness of the Registration Statement for the sole purpose of enabling the Investors and such representatives, advisors and underwriters and their respective accountants and attorneys to conduct initial and ongoing due diligence with respect to the Company and the accuracy of such Registration Statement.

(b) The Company shall not disclose material nonpublic information to the Investors, or to advisors to or representatives of the Investors, unless prior to disclosure of such information the Company identifies such information as being material nonpublic information and provides the Investors, such advisors and representatives with the opportunity to accept or refuse to accept such material nonpublic information for review. If the Investors decide to accept such material nonpublic information, they shall not receive such information until they shall have entered into a confidentiality agreement with the Company, in form and substance reasonably satisfactory to the Company.

5.     Rule  144  Reporting.  With  a  view  to making available the benefits of
       --------------------
certain rules and regulations of the SEC which may at any time permit the sale of the Registrable Securities to the public without registration, the Company agrees to:

(a) Make and keep public information available, as those terms are understood and defined in Rule 144 under the Securities Act, at all times;

(b) File with the SEC in a timely manner all reports and other documents required of the Company under the 1933 Act and the 1934 Act; and

(c) So long as any Investor owns any Registrable Securities, to furnish to such Investor forthwith upon written request a written statement by the Company as to its compliance with the reporting requirements of said Rule 144, and of the 1933 Act and the 1934 Act, a copy of the most recent annual or quarterly report of the Company, and such other reports and documents of the Company and other information in the possession of or reasonably obtainable by the Company as any such Investor may reasonably request in availing itself of any rule or regulation of the SEC allowing such Investor to sell any such securities without registration.

6.     Obligations  of  the  Investors.
       -------------------------------
     (a) Each Investor shall furnish in writing to the Company such information regarding itself, the Registrable Securities held by it, the intended method of disposition of the Registrable Securities held by it and such other information as may be required to be disclosed by it under the 1933
Act, as shall be reasonably required to effect the registration of such Registrable Securities and shall execute such documents in connection with such registration as the Company may reasonably request. At least ten (10) Business Days prior to the first anticipated filing date of any Registration Statement, the Company shall notify each Investor of the information the Company requires from such Investor if such Investor elects to have any of the Registrable
Securities included in the Registration Statement. An Investor shall provide such information to the Company at least five (5) Business Days prior to the first anticipated filing date of such Registration Statement if such Investor elects to have any of the Registrable Securities included in such Registration Statement.

(b) Each Investor, by its acceptance of the Registrable Securities agrees to cooperate with the Company as reasonably requested by the Company in connection with the preparation and filing of a Registration Statement hereunder, unless such Investor has notified the Company in writing of its election to exclude all of its Registrable Securities from such Registration Statement.

(c) Each Investor agrees that, upon receipt of any Delay Notice or any notice from the Company of the happening of an event pursuant to Section3(l) hereof, such Investor will immediately discontinue disposition of Registrable Securities pursuant to the Registration Statement covering such Registrable Securities, until the Investor's receipt of the copies of the supplemented or amended Prospectus filed with the SEC and declared effective.

(d) No Investor may participate in any third party underwritten registration hereunder unless it: (i) agrees to sell the Registrable Securities on the basis provided in any underwriting arrangements in usual and customary form entered into by the Company; (ii) completes and executes all questionnaires, powers of attorney, custody agreements, indemnities, underwriting agreements and other documents reasonably required under the terms of such underwriting arrangements; and (iii) agrees to pay its pro rata share of all underwriting discounts and commissions. Notwithstanding the foregoing, no Investor shall be required to make any representations to such underwriter, other than those with respect to itself and the Registrable Securities owned by it, including its right to sell the Registrable Securities, and any indemnification in favor of the underwriter by the Investors shall be several and not joint and limited in the case of any Investor, to the proceeds received by such Investor from the sale of its Registrable Securities. The scope of any such indemnification in favor of an underwriter shall be limited to the same extent as the indemnity provided in Section7(b) hereof.

7.     Indemnification.
       ---------------
(a)     Indemnification by the Company.  The Company will, to the fullest extent
        ------------------------------
permitted by law, indemnify and hold harmless each Investor and its officers, directors, members, employees and agents, successors and assigns, and each other person, if any, who controls such Investor (within the meaning of the 1933 Act), against any losses, claims, damages, liabilities and expenses (including reasonable attorney fees), joint or several, to which such Investor, officer, director, member, or controlling person may become subject under the 1933 Act or otherwise, insofar as such losses, claims, damages or liabilities (or actions in respect thereof) arise out of or are based upon: (i) any untrue statement or alleged untrue statement of any material fact contained in any Registration Statement, any preliminary prospectus or final prospectus contained therein, or any amendment or supplement thereof; (ii) any blue sky application or other document executed by the Company specifically for that purpose or based upon written information furnished by the Company filed in any state or other jurisdiction in order to qualify any or all of the Registrable Securities under the securities laws thereof (any such application, document or information herein called a "BLUE SKY APPLICATION"); (iii) the omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein (in the case of the Prospectus, in light of the circumstances under which they were made) not misleading; (iv) any violation by the Company or its agents of any rule or regulation promulgated under the 1933 Act applicable to the Company or its agents and relating to action or inaction required of the Company in connection with such registration; or (v) any failure to register or qualify the Registrable Securities included in any such Registration in any state where the Company or its agents has affirmatively undertaken or agreed in writing that the Company will undertake such registration or qualification on an Investor's behalf (the undertaking of any underwriter chosen by the Company being attributed to the Company) and will reimburse such Investor, and each such officer, director or member and each such controlling person for any legal or other expenses reasonably incurred by them in connection with investigating or defending any such loss, claim, damage, liability or action; provided, however, that the Company will not be liable in any such case if and to the extent that any such loss, claim, damage or liability or expense arises out of or is based upon an untrue statement or alleged untrue statement or omission or alleged omission so made in conformity with information furnished by such Investor or any such controlling person in writing specifically for use in such Registration Statement or Prospectus. This Section7(a) shall not inure to the benefit of any Investor from whom the person asserting any such losses, claims, damages or liabilities purchased Registrable Securities if a copy of the Prospectus (as then amended or supplemented and furnished by the Company to the Investor) was not sent or given by or on behalf of such Investor to such person, if such is required by law, within the time required by the 1933 Act and if such Prospectus (as so amended or supplemented) would have cured the defect giving rise to such loss, claim, damage or liability.

(b)     Indemnification  by  the Investors.  In connection with any registration
        ----------------------------------
pursuant to the terms of this Agreement, each Investor will furnish to the Company in writing such information as the Company reasonably requests concerning the holders of Registrable Securities or the proposed manner of distribution for use in connection with any Registration Statement or Prospectus and agrees, severally but not jointly, to indemnify and hold harmless, to the fullest extent permitted by law, the Company, its directors, officers, employees, stockholders and each person who controls the Company (within the meaning of the 1933 Act) against any losses, claims, damages, liabilities and expenses (including reasonable attorney fees) resulting from any untrue statement or alleged untrue statement of a material fact or any omission or alleged omission of a material fact required to be stated in the Registration Statement or Prospectus or preliminary prospectus or amendment or supplement thereto or necessary to make the statements therein not misleading, to the extent, but only to the extent that such untrue statement or omission is contained in any information furnished in writing by such Investor to the Company specifically for inclusion in such Registration Statement or Prospectus or amendment or supplement thereto. In no event shall the liability of an Investor be greater in amount than the dollar amount of the proceeds (net of all expenses paid by such Investor and the amount of any damages such holder has otherwise been required to pay by reason of such untrue or alleged untrue statement or omission or alleged omission) received by such Investor upon the sale of the Registrable Securities included in the Registration Statement giving rise to such indemnification obligation.

(c)     Conduct  of  Indemnification  Proceedings.  Any  person  entitled  to
        -----------------------------------------
indemnification hereunder shall: (i) give prompt notice to the indemnifying party of any claim with respect to which it seeks indemnification; and (ii) permit such indemnifying party to assume the defense of such claim with counsel reasonably satisfactory to the indemnified party; provided that any person entitled to indemnification hereunder shall have the right to employ separate counsel and to participate in (but not control) the defense of such claim, but the fees and expenses of such counsel shall be at the expense of such person unless: (A) the indemnifying party has agreed to pay such fees or expenses; or
(B) the indemnifying party shall have failed to assume the defense of such claim and employ counsel reasonably satisfactory to such person; or (C) in the reasonable judgment of any such person, based upon written advice of its counsel, a conflict of interest exists between such person and the indemnifying party with respect to such claims (in which case, if the person notifies the indemnifying party in writing that such person elects to employ separate counsel at the expense of the indemnifying party, the indemnifying party shall not have the right to assume the defense of such claim on behalf of such person); provided, further, that the indemnifying party shall not be obligated to pay the fees and expenses of more than one counsel (in addition to any local counsel required by the indemnified party) for all parties indemnified by such indemnifying party; and provided, further, that the failure of any indemnified party to give notice as provided herein shall not relieve the indemnifying party of its obligations hereunder, except to the extent that such failure to give notice shall materially adversely affect the indemnifying party in the defense of any such claim or litigation. No indemnifying party will, except with the consent of the indemnified party, consent to entry of any judgment or enter into any settlement that does not include as an unconditional term thereof the giving by the claimant or plaintiff to such indemnified party of a release from all liability in respect of such claim or litigation. The indemnifying party will not be subject to any liability for any settlement made without its consent.

(d)     Contribution.  If for any reason the indemnification provided for in the
        ------------
preceding subparagraphs (a) and (b) is unavailable to an indemnified party or insufficient to hold it harmless, other than as expressly specified therein, then the indemnifying party shall contribute to the amount paid or payable by the indemnified party as a result of such loss, claim, damage or liability in such proportion as is appropriate to reflect the relative fault of the indemnified party and the indemnifying party, as well as any other relevant equitable considerations. No person guilty of fraudulent misrepresentation within the meaning of Section 11(f) of the 1933 Act shall be entitled to contribution from any person not guilty of such fraudulent misrepresentation. In no event shall the contribution obligation of a holder of Registrable Securities be greater in amount than the dollar amount of the proceeds (net of all expenses paid by such holder and the amount of any damages such holder has otherwise been required to pay by reason of such untrue or alleged untrue statement or omission or alleged omission) received by it upon the sale of the Registrable Securities giving rise to such contribution obligation.

8.     Miscellaneous.
       -------------
(a)     Amendments.  This  Agreement  may not be amended or modified without the
        ----------
written consent of the Company and holders of at least fifty percent (50%) of the outstanding Registrable Securities held by all of the Investors then outstanding.

(b)     No  Waiver  of  Rights,  Powers  and Remedies.  No failure or delay by a
        ---------------------------------------------
party hereto in exercising any right, power or remedy under this Agreement, and no course of dealing among the parties hereto, shall operate as a waiver of any such right, power or remedy of the party. No single or partial exercise of any right, power or remedy under this Agreement by a party hereto, nor any abandonment or discontinuance of steps to enforce any such right, power or remedy, shall preclude such party from any other or further exercise thereof or the exercise of any other right, power or remedy hereunder. The election of any remedy by a party hereto shall not constitute a waiver of the right of such party to pursue other available remedies. No notice to or demand on a party not expressly required under this Agreement shall entitle the party receiving such notice or demand to any other or further notice or demand in similar or other circumstances or constitute a waiver of the rights of the party giving such notice or demand to any other or further action in any circumstances without such notice or demand.

(c)     Notices.  All  notices and other communications required or permitted to
        -------
be given pursuant to this Agreement shall be in writing signed by the sender, and shall be deemed duly given (i) on the date delivered if personally delivered, (ii) on the date sent by telecopier with automatic confirmation by the transmitting machine showing the proper number of pages were transmitted without error, (iii) on the Business Day after being sent by Federal Express or another recognized overnight mail service which utilizes a written form of receipt for next day or next business day delivery, or (iv) two (2) Business Days after mailing, if mailed by United States postage-prepaid certified or registered mail, return receipt requested, in each case addressed to the applicable party at the address set forth below; provided that a party hereto may change its address for receiving notice by the proper giving of notice hereunder:


If to the Company to:    WorldWater  Corp.
                         55  Route  31  South
                         Pennington,  NJ  08543
                         Fax:  (609)  818-0720
                         Attn:  Quentin  T.  Kelly

With  a  copy  to  (which  shall
not  constitute  notice):
                         Salvo,  Russell,  Fichter  &  Landau
                         510  Township  Line  Road
                         Suite  150
                         Blue  Bell,  Pennsylvania  19422
                         Fax:  (215)  653-0383
                         Attn:  Stephen  Salvo,  Esq.

If to the Investors, to the address set forth on the signature page to the Purchase Agreement with a copy to (which shall not constitute notice):
Lowenstein  Sandler  PC,  65  Livingston  Avenue,  Roseland,  New  Jersey 07068,
Attention:  Edward M. Zimmerman, Esq., Telecopier No.: (973) 597-2400; Telephone
No.:  (973)  597-2500.

(d)     Assignments  and  Transfers  by  Investors.  The  provisions  of  this
        ------------------------------------------
Agreement shall be binding upon and inure to the benefit of the Investors and their respective successors and assigns. An Investor may transfer or assign, in whole or, from time to time in part, to one or more Persons its rights hereunder in connection with the transfer of Registrable Securities by such Investor to such Person, provided that such Investor complies with all laws applicable thereto and the Purchase Agreement, provides written notice of assignment to the Company promptly after such assignment is effected, and any such transferee agrees to be bound by the provisions of this Agreement.

(e)     Assignments  and  Transfers  by  the Company.  This Agreement may not be
        --------------------------------------------
assigned by the Company (whether by operation of law or otherwise) without the prior written consent of the Required Investors.

(f)     Benefits of the Agreement.  This Agreement shall be binding on and shall
        -------------------------
inure to the benefit of the parties hereto and their respective heirs, successors, permitted assigns and legal representatives and is not intended, nor shall be construed, to give any Person, other than the parties hereto and their respective heirs, successors, assigns and legal representatives, any legal or equitable right, remedy or claim hereunder.

(g)     Counterparts;  Faxes.  This  Agreement  may  be  executed in two or more
        --------------------
counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument. This Agreement may also be executed via facsimile, which shall be deemed an original.

(h)     Titles  and  Subtitles.  The titles and subtitles used in this Agreement
        ----------------------
are used for convenience only and are not to be considered in construing or interpreting this Agreement.

(i)     Severability.  Any  provision  of  this  Agreement that is prohibited or
        ------------
unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof, and any such prohibition or unenforceability in any jurisdiction shall not invalidate or render unenforceable such provision in any other jurisdiction. To the fullest extent permitted by applicable law, the parties hereby waive any provision of law which renders any provisions hereof prohibited or unenforceable in any respect. If it is ever held that any restriction hereunder is too broad to permit enforcement of such restriction to its fullest extent, such restriction shall be enforced to the maximum extent permitted by applicable law.

(j)     Further  Assurances.  The  parties  shall  execute  and deliver all such
        -------------------
further instruments and documents and take all such other actions as may reasonably be required to carry out the transactions contemplated hereby and to evidence the fulfillment of the agreements herein contained.

(k)     Entire  Agreement.  This  Agreement  and the other Transaction Documents
        -----------------
(as defined in the Purchase Agreement) contain, and are intended to be, a complete statement of all the terms of the arrangements between or among the parties hereto with respect to the matters set forth herein, and supersede any previous agreements, understandings and discussions between the parties hereto with respect to those matters. There are no promises, representations, warranties, covenants or undertakings other than those set forth herein.

(l)     Governing  Law; Consent to Jurisdiction.  This Agreement and any and all
        ---------------------------------------
matters arising directly or indirectly herefrom ("AGREEMENT MATTERS") shall be governed by and construed and enforced in accordance with the internal laws of the State of New Jersey applicable to agreements made and to be performed entirely in such state, without giving effect to the conflict of law principles thereof. Each of the parties hereto hereby (i) irrevocably consents and submits to the sole exclusive jurisdiction of the United States District Court for the District of New Jersey and any state court in the State of New Jersey (and of the appropriate appellate courts from any of the foregoing) in connection with any suit, arbitration, mediation, action or other proceeding (each a "PROCEEDING") directly or indirectly arising out of or relating to any Agreement Matter; provided that a party to this Agreement shall be entitled to enforce an order or judgment of a such court in any United States or foreign court having jurisdiction over the other party hereto, (ii) irrevocably waives, to the fullest extent permitted by law, any objection that it may now or hereafter have to the laying of the venue of any such Proceeding in any such court or that any such Proceeding which is brought in any such court has been brought in an inconvenient forum, (iii) waives, to the fullest extent permitted by law, any immunity from jurisdiction of any such court or from any legal process therein, and (iv) agrees that service of any summons, complaint, notice or other process relating to such Proceeding may be effected in the manner provided for the giving of notice hereunder.

                         [SIGNATURES BEGIN ON NEXT PAGE]

     IN WITNESS WHEREOF, the parties have executed this Registration Rights Agreement or caused their duly authorized officers to execute this Agreement as of the date first above written.

                              WORLDWATER  CORP.

                              By:  /s/ Quentin T. Kelly
                                  ---------------------------
                                  Name: Quentin T. Kelly
                                  Title: Chairman and CEO



                               MILLENNIUM  3  OPPORTUNITY  FUND,  LLC


                              By:  /s/ Udi Toledano
                                  ---------------------------
                                  Name:  Udi Toledano
                                  Title: Member Manager

                                                                   EXHIBIT 10.4


THIS 10% CONVERTIBLE NOTE DUE 2005 HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR THE SECURITIES LAWS OF ANY STATE, AND MAY NOT BE SOLD, TRANSFERRED OR OTHERWISE DISPOSED OF EXCEPT PURSUANT TO AN EFFECTIVE REGISTRATION STATEMENT OR EXEMPTION FROM REGISTRATION UNDER THE FOREGOING LAWS.


                          10% CONVERTIBLE NOTE DUE 2005
CN-[1]
Principal  Amount:     $250,000.00                           November  8,  2002


     FOR VALUE RECEIVED, WorldWater Corp., a Delaware corporation ("ISSUER"), hereby promises to pay to the order of MILLENNIUM 3 OPPORTUNITY FUND, LLC and its successors and assigns (the "HOLDER"), at such address as the Holder may designate in writing to Issuer, the principal sum of TWO HUNDRED AND FIFTY THOUSAND DOLLARS ($250,000.00) plus all accrued interest owing hereunder in lawful money of the United States of America on or before the Maturity Date (as defined below) and to pay all accrued interest on each Interest Payment Date (as defined below), unless and until this 10% Convertible Note Due 2005 (the "NOTE") is converted by the Holder as set forth herein. For purposes of this Note, "MATURITY DATE" shall mean the earliest to occur of: (i) the giving of an Acceleration Notice (as defined in SECTION 5) by the Holder in accordance with
SECTION 5 hereof; (ii) the occurrence of an Insolvency Event (as defined in SECTION 5); and (iii) NOVEMBER 8, 2005.

This Note is one of a series of duly authorized 10% Convertible Notes Due 2005 of Issuer (the "2005 NOTES") referred to in the Securities Purchase Agreement (the "PURCHASE AGREEMENT"), dated as of November 8, 2002, by and among Issuer, the Holder and the other parties thereto. The Notes are subject to the terms and conditions of the Purchase Agreement and each capitalized term not expressly defined herein shall have the meaning ascribed to such term in the Purchase Agreement.

     The Holder may, from time to time, convert the principal amount of this Note, or any portion thereof, into Common Stock, as more particularly set forth in SECTION 6 hereof.

Section  1.     INTEREST.
-----------     --------
(a) Interest shall accrue on the unpaid principal amount of this Note at the rate of ten percent (10%) per annum (the "INTEREST RATE") and shall be due and payable semi-annually on each of MAY 8TH and NOVEMBER 8TH (the "INTEREST PAYMENT DATES"), beginning MAY 8, 2003, provided that the amount of such semi-annual interest payment shall be adjusted to reflect any reduction in the outstanding principal balance due hereunder or any change in the Interest Rate as provided herein. Interest shall be computed on the basis of a 360 day year for the actual number of days elapsed. Issuer shall pay such accrued interest to the Holder on each Interest Payment Date, at the election of the Holder, (i) in cash, by wire transfer to an account designated by the Holder, or
(ii) in shares of Common Stock having an aggregate Market Price (as defined below) as of such Interest Payment Date equal to the aggregate interest accrued hereunder but unpaid through such Interest Payment Date.

     "MARKET PRICE" of a share of Common Stock as of a particular date (the "VALUATION DATE") shall mean the following: (v) if the Common Stock is then listed on a national stock exchange, the average closing price of one share of Common Stock for the most recent ten (10) trading sessions during which the Common Stock has traded; (w) if the Common Stock is then included in The Nasdaq Stock Market, Inc. ("NASDAQ"), the closing price of one share of Common Stock for the most recent ten (10) trading sessions during which the Common Stock has traded; (x) if the Common Stock is then included in the Over-the-Counter Bulletin Board, the average closing price of one share of Common Stock for the most recent ten (10) trading sessions during which the Common Stock has traded;
(y) if the Common Stock is then included in the "pink sheets", the average closing price of one share of Common Stock in the most recent ten (10) trading sessions during which the Common Stock has traded; or (z) if the Common Stock is not then listed on a national stock exchange or quoted on Nasdaq or the Over-the-Counter Bulletin Board or in the "pink sheets", the Market Price of one share of Common Stock as of the Valuation Date shall be determined in good faith by the Board of Directors of Issuer (the "BOARD") and the Holder. The Board shall respond promptly in writing to an inquiry by the Holder as to the Market Price of a share of Common Stock. In the event that the Board and the Holder are unable to agree upon the Market Price in respect of subpart (z) of this SUBSECTION (A), Issuer and the Holder shall jointly select an appraiser who is experienced in such matters. The decision of such appraiser shall be final and conclusive, and the cost of such appraiser shall be borne by Issuer.

(b) Upon (x) the occurrence of an Event of Default or (y) from and after the Maturity Date, the unpaid principal amount hereof, and all interest accrued thereon through such date, shall bear interest at the rate of lower of fifteen percent (15%) per annum or the maximum interest rate allowed by applicable law, from the Maturity Date or the date upon which the Event of Default occurred, as applicable, until such time as payment therefor is actually delivered to the Holder in accordance herewith or, in the case of an Event of Default, until such Event of Default has been waived by the Holder or is cured, to the Holder's satisfaction, by Issuer.

Section  2.     PAYMENT  OF  PRINCIPAL.  Issuer shall duly and punctually pay or
-----------     ----------------------
cause to be paid the principal, plus all accrued interest thereon, with respect to this Note on the Maturity Date in immediately available funds by wire transfer to an account designated by the Holder.

Section  3.     MUTILATED,  DEFACED,  DESTROYED,  LOST  AND  STOLEN  NOTES.
-----------     ----------------------------------------------------------
(a) If this Note shall become mutilated, defaced or be apparently destroyed, lost or stolen, Issuer shall execute and deliver a new Note, bearing a number not contemporaneously outstanding, in exchange and substitution for this Note.

(b) Every substitute Note issued pursuant to this SECTION 3 by virtue of the fact that any Note is apparently destroyed, lost, stolen or mutilated shall constitute an additional contractual obligation of Issuer, whether or not the apparently destroyed, lost, stolen or mutilated Note shall be at any time enforceable by anyone, and shall be entitled to all the benefits of (but shall be subject to all the limitations of rights set forth in) this Note equally and proportionately with any and all other Notes duly authenticated and delivered by Issuer.

(c) All Notes surrendered for payment, conversion, registration of transfer or exchange shall be delivered to Issuer for cancellation, and no Notes shall be issued in lieu thereof except as expressly permitted by any of the provisions of this Note. Issuer shall destroy canceled Notes held by it and deliver a certificate of destruction to the Holder, unless otherwise required. If Issuer shall acquire any of the Notes, such acquisition alone shall not operate as a redemption or satisfaction of the indebtedness represented by such Notes unless and until such indebtedness is satisfied in full.

Section  4.     PREPAYMENT.  Issuer  shall  not prepay this Note, in whole or in
-----------     ----------
part,  without  the  prior,  written  consent  of  Holder.

Section  5.     EVENTS  OF  DEFAULT; ACCELERATION OF MATURITY. If one or more of
-----------     ---------------------------------------------
the following events (the "EVENTS OF DEFAULT" and each an "EVENT OF DEFAULT") (whatever the reason for such Event of Default and whether it shall be voluntary or involuntary or be effected by operation of law or pursuant to any judgment, decree or order of any court or any order, rule or regulation of any administrative or governmental body) shall have occurred:

(a) a default in the payment of all or any part of the principal or interest due under this Note or any other 2005 Note as and when the same shall become due and payable, at maturity, on an Interest Payment Date, by declaration as permitted hereunder or thereunder, upon acceleration or otherwise; or

(b) a failure to observe any covenant set forth herein (other than the failure to observe any covenant or obligation which would result in an Event of Default under any other subsection of this SECTION 5) or in any other 2005 Note (or the making by Issuer of any announcement, statement or threat that it does not intend to honor its obligations described herein or in any other 2005 Note) (including, without limitation, the failure or inability to issue Common Stock upon conversion of this Note or any other 2005 Note in accordance with the terms hereof or thereof) or in any of the other Transaction Documents (including, without limitation, the registration requirements, obligations to keep current on its filings with the Securities and Exchange Commission and other obligations of Issuer contained in the Registration Rights Agreement, as well as all other obligations of Issuer contained in the other Transaction Documents), in each case which is not cured by Issuer to the Holder's satisfaction within fifteen
(15)  days;  or

(c) a failure or inability at any time, for any reason, to have authorized and reserved for issuance a sufficient number of shares of Common Stock to satisfy the conversion of this Note, all of the other 2005 Notes and all Warrants owned by Holder, in each case based upon the conversion price then in effect for such Note, other 2005 Notes and Warrants; or

(d) a breach by Issuer or any Subsidiary of its obligations under any other agreement, contract, arrangement, instrument or commitment, oral or written, including obligations for indebtedness to which Issuer is subject, where any such breach, together with all other breaches, may, in the Holder's reasonable judgment, involve claims against Issuer in excess of $200,000; or

(e) a judgment or order for the payment of money shall be rendered against Issuer or any Subsidiary, where any such judgment, together with all other judgments, exceeds $100,000, and such judgment or order shall continue unsatisfied and unstayed for a period of ten (10) days, or there shall be any period of thirty (30) consecutive days following entry of such judgment or order during which a stay of enforcement of such judgment or order, by reason of a pending appeal or otherwise, shall not be in effect; or

(f) Issuer shall have applied for or consented to the appointment of a custodian, receiver, trustee or liquidator, or other court-appointed fiduciary of all or a substantial part of its properties; or a custodian, receiver, trustee or liquidator or other court-appointed fiduciary shall have been appointed with the consent of Issuer; or Issuer is generally not paying its debts as they become due by means of available assets or is insolvent, or has made a general assignment for the benefits of its creditors; or Issuer files a voluntary petition in bankruptcy, or a petition or an answer seeking reorganization or an arrangement with its creditors or seeking to take advantage of any insolvency law, or an answer admitting the material allegations of a petition in any bankruptcy, reorganization or insolvency proceeding or has taken action for the purpose of effecting any of the foregoing; or if, within sixty
(60) days after the commencement of any proceeding against Issuer seeking any reorganization, rehabilitation, arrangement, composition, readjustment, liquidation, dissolution or similar relief under the Federal bankruptcy code or similar order under future similar legislation, the appointment of any trustee, receiver, custodian, liquidator, or other court-appointed fiduciary of Issuer or of all or any substantial part of its properties or assets, such order or appointment shall not have been vacated or stayed on appeal or if, within sixty
(60) days after the expiration of any such stay, such order or appointment shall not have been vacated (all such events, collectively "INSOLVENCY EVENTS"); or

(g) any material representation, warranty or certification made by Issuer in the Purchase Agreement any other Transaction Document or any representation, warranty or certification in any certificate, financial statement or other document delivered to Holder hereunder or thereunder, shall prove to have been incorrect in any material respect when made; or

(h) Issuer shall fail to issue shares of Common Stock, in accordance with the Purchase Agreement and this Note, within two (2) Business Days after the giving of a Notice of Conversion pursuant to SECTION 6 hereof; or

(i)          there  shall  have  been  a  Change  in  Control  of  Issuer.
then, in each and every such case (other than an Event of Default specified in SECTION 5(F) hereof), the Holder by written notice to Issuer (the "ACCELERATION NOTICE") may declare the principal of and any accrued interest on this Note and all other 2005 Notes owned by the Holder to be due and payable immediately, and, upon any such declaration, the same shall become immediately due and payable. If an Event of Default specified in SECTION 5(F) occurs, the principal of and any accrued interest on this Note and all other 2005 Notes owned by the Holder shall become and be immediately due and payable without any declaration or other action or notice on the part of the Holder. Upon the occurrence of any Event of Default, the Holder may, in addition to declaring all amounts due hereunder (and under any other 2005 Notes owned by the Holder) to be immediately due and payable, pursue any available remedy, whether at law or in equity. If an Event of Default occurs, Issuer shall pay to the Holder all of Holder's attorney fees, disbursements, court costs and all other out-of-pocket costs, incurred by the Holder with respect to collecting amounts due and owing under this Note (or any other 2005 Note owned by the Holder) or otherwise to enforce the Holder's rights and remedies hereunder and under any other 2005 Note. No delay or omission of the Holder in exercising any right or power accruing upon any Event of Default occurring and continuing as aforesaid shall impair any such right or power nor shall any such delay or omission be construed to be a waiver of any such Event of Default or an acquiescence therein; and every power and remedy given by this Note or by law may be exercised, from time to time, and as often as shall be deemed expedient, by the Holder.

Section  6.     CONVERSION.  The  Holder  may,  at  any  time on or prior to the
-----------     ----------
Maturity Date, convert all or any portion of the principal then outstanding under this Note into fully paid and non-assessable shares of Issuer's Common Stock, $0.001 par value (the "COMMON STOCK"), at the Conversion Price (as defined below and as adjusted pursuant to the terms hereof and pursuant to
SECTION 2(C) of the Registration Rights Agreement (as defined below)) per share.

     Such conversion shall be effected by the Holder giving a written "NOTICE OF CONVERSION" (in substantially the form annexed hereto as EXHIBIT A) (which notice shall specify the outstanding principal which is being converted and the number of shares of Common Stock to be received upon such conversion) and this Note (or a reasonably acceptable affidavit of loss with respect to same) to Issuer for cancellation and issuance of the number of shares of Common Stock (or such other securities issuable upon conversion of this Note) into which this
Note is being converted. All accrued but unpaid interest upon conversion of principal amounts due hereunder shall be paid immediately by Issuer to Holder upon such conversion, and, at the election of Holder, shall be paid (x) in cash or (y) in shares of Common Stock having a Market Price equal to the aggregate amount of such accrued but unpaid interest. Within two (2) Business Days after a Notice of Conversion is deemed to have been given by Holder hereunder, Issuer shall issue a certificate to Holder representing a number of shares of Common Stock (or such other securities issuable upon conversion of this Note) issuable upon conversion of this Note in accordance with the Holder's Notice of Conversion equal to the principal amount (and, if applicable, interest) being converted divided by the then effective Conversion Price. In the event this
Note is being converted in part, Issuer shall promptly deliver to the Holder a replacement Note representing the unconverted portion of this Note. Upon conversion of this Note, only whole shares of Common Stock (or any other securities issuable upon conversion of this Note) shall be issued. Any remainder due hereunder which is insufficient to purchase a whole share of Common Stock (or any other securities issuable upon conversion of this Note) shall be paid by Issuer in cash. The initial Conversion Price is $0.14 (the "CONVERSION PRICE") per share, which Conversion Price and the amount and kind of securities issuable upon conversion of this Note shall be subject to adjustment from time to time in accordance with the provisions of this SECTION 6 and in accordance with SECTION 2(C) of the Registration Rights Agreement, dated as of November 8, 2002, by and between Issuer and the Holder, as such agreement may be amended and/or restated from time to time (the "REGISTRATION RIGHTS AGREEMENT"), which SECTION 2(C) of such Registration Rights Agreement is hereby incorporated herein by reference (each downward adjustment required by SECTION 2(C) shall be referred to herein as a "PERMANENT REDUCTION" and, collectively with each other Permanent Reduction, if any, as "PERMANENT REDUCTIONS"). Permanent Reductions shall be in addition to any other adjustments to the Conversion Price required to be made pursuant to the provisions of this SECTION 6.

(a)          Adjustments  to  Conversion  Price.

(i) Subdivision or Combination of Common Stock. In case Issuer shall at any time subdivide (by any stock split, stock dividend or otherwise) its outstanding shares of Common Stock into a greater number of shares, the Conversion Price in effect immediately prior to such subdivision shall be proportionately reduced, and, conversely, in case the outstanding shares of Common Stock shall be combined into a smaller number of shares, the Conversion Price in effect immediately prior to such combination shall be proportionately increased. In the case of any such subdivision, no further adjustment shall be made pursuant to this SECTION 6(A) solely by reason thereof.

(ii) Reorganization or Reclassification. If any capital reorganization or reclassification of the capital stock of Issuer (other than in connection with a merger or reorganization in which Issuer is not the surviving entity) shall be effected in such a way that holders of Common Stock shall be entitled to receive stock, securities, properties or assets (including cash) with respect to or in exchange for Common Stock, then, as a condition of such reorganization or reclassification, lawful and adequate provisions shall be made whereby the Holder shall thereupon have the right to receive upon the conversion of this Note, upon the terms and conditions specified herein and in lieu of the shares of Common Stock immediately theretofore receivable upon the conversion of this Note, such shares of stock, securities, properties or assets (including cash) as may be issued or payable with respect to or in exchange for the shares of Common Stock immediately theretofore receivable upon such conversion had such reorganization or reclassification not taken place, and in any such case appropriate provisions shall be made with respect to the rights and interests of the Holder to the end that the provisions hereof (including without limitation provisions for adjustments of the Conversion Price) shall thereafter be applicable, as nearly as may be, in relation to any shares of stock, securities or assets thereafter deliverable upon the exercise of such conversion rights.

(iii) Adjustment of Conversion Price upon Issuance of Common Stock below the then Applicable Conversion Price. If and whenever Issuer shall issue or sell, or is, in accordance with SECTION 6(A)(III), deemed to have issued or sold (each such actual or deemed issuance or sale, an "ISSUANCE"), any shares of Common Stock for a consideration per share less than the Conversion Price in effect immediately prior to the time of such Issuance, then, immediately upon such Issuance, the Conversion Price shall be reduced to the lowest price per share at which such shares of Common Stock were issued or sold or deemed to have been issued or sold in such Issuance and then shall be further reduced by the aggregate amount of all Permanent Reductions through the date of such Issuance.

      For purposes of this SECTION 6(A)(III), the following SUBSECTIONS (1) THROUGH (7) shall also apply:

     (1) Issuance of Rights or Options. In case at any time Issuer shall in any manner grant any warrants or other rights to subscribe for or to purchase, or any options for the purchase of, Common Stock or any stock or security convertible into or exchangeable for Common Stock (such warrants, rights or options being called "OPTIONS" and such convertible or exchangeable stock or securities being called "CONVERTIBLE SECURITIES"), whether or not such Options or the right to convert or exchange any such Convertible Securities are immediately exercisable, and the price per share for which the Common Stock issuable upon the exercise of such Options or upon the conversion or exchange of such Convertible Securities (determined by dividing: (A) the sum of: (x) the total amount, if any, received or receivable by Issuer as consideration for the granting of such Options, plus (y) the minimum aggregate amount of additional consideration payable to Issuer upon the exercise of all such Options, plus (z), in the case of such Options which relate to Convertible Securities, the minimum aggregate amount of additional consideration, if any, payable upon the issue or sale of such Convertible Securities and upon the conversion or exchange thereof, by (B) the total maximum number of shares of Common Stock issuable upon the exercise of such Options or upon the conversion or exchange of all such Convertible Securities issuable upon the exercise of such Options) shall be less than the Conversion Price in effect immediately prior to the time of the granting of such Options, then the total maximum number of shares of Common Stock issuable upon the exercise of such Options or upon conversion or exchange of the total maximum amount of such Convertible Securities issuable upon the exercise of such Options shall be deemed to have been issued for such price per share as of the date of granting of such Options or the issuance of such Convertible Securities and thereafter shall be deemed to be outstanding. Except as otherwise provided in this SECTION 6(A)(III), no adjustment of the Conversion Price shall be made upon the actual issuance of such Common Stock or of such Convertible Securities upon exercise of such Options or upon the actual issuance of such Common Stock upon conversion or exchange of such Convertible Securities.

(2) Issuance of Convertible Securities. In case Issuer shall in any manner issue or sell any Convertible Securities, whether or not the rights to exchange or convert any such Convertible Securities are immediately exercisable, and the price per share for which the Common Stock issuable upon such conversion or exchange (determined by dividing (A) the sum of (x) the total amount received or receivable by Issuer as consideration for the issue or sale of such Convertible Securities, plus (y) the minimum aggregate amount of additional consideration, if any, payable to Issuer upon the conversion or exchange thereof, by (B) the total maximum number of shares of Common Stock issuable upon the conversion or exchange of all such Convertible Securities) shall be less than the Conversion Price in effect immediately prior to the time of such issue or sale, then the total maximum number of shares of Common Stock issuable upon conversion or exchange of all such Convertible Securities shall be deemed to have been issued for such price per share as of the date of the issue or sale of such Convertible Securities and thereafter shall be deemed to be outstanding, provided that (x) except as otherwise provided in this SECTION 6(A)(III), no adjustment of the Conversion Price shall be made upon the actual issue of such Common Stock upon conversion or exchange of such Convertible Securities and (y) no further adjustment of the Conversion Price shall be made by reason of the issue or sale of Convertible Securities upon exercise of any Options to purchase any such Convertible Securities for which adjustments of the Conversion Price have been made pursuant to other provisions of this SECTION 6(A)(III).

(3) Change in Option Price or Conversion Rate. Upon the happening of any of the following events, namely, if the purchase price provided for in any Option referred to in SECTION 6(A)(III)(1), the additional consideration, if any, payable upon the conversion or exchange of any Convertible Securities referred to in SECTIONS 6(A)(III)(1) or 6(A)(III)(2), or the rate at which Convertible Securities referred to in SECTIONS 6(A)(III)(1) or 6(A)(III)(2) are convertible into or exchangeable for Common Stock shall change at any time (including, but not limited to, changes under or by reason of provisions designed to protect against dilution), the Conversion Price in effect at the time of such event shall forthwith be readjusted to the Conversion Price which would have been in effect at such time had such Options or Convertible Securities still outstanding provided for such changed purchase price, additional consideration or conversion rate, as the case may be, at the time initially granted, issued or sold, but only if as a result of such adjustment the Conversion Price then in effect hereunder is thereby reduced; and on the termination of any such Option or any such right to convert or exchange such Convertible Securities, the Conversion
Price then in effect hereunder shall forthwith be increased to the Conversion Price which would have been in effect at the time of such termination had such Option or Convertible Securities, to the extent outstanding immediately prior to such termination, never been issued.

(4) Stock Dividends. Subject to SECTION 6(A)(I), in case Issuer shall declare a dividend or make any other distribution upon any stock of Issuer (other than the Common Stock) payable in Common Stock, Options or Convertible Securities, then any Common Stock, Options or Convertible Securities, as the case may be, issuable in payment of such dividend or distribution shall be deemed to have been issued or sold without consideration.

(5) Consideration for Stock. In case any shares of Common Stock, Options or Convertible Securities shall be issued or sold for cash, the consideration received therefor shall be deemed to be the amount received by Issuer therefor after deduction therefrom only of underwriting commissions or concessions paid or allowed by Issuer in connection therewith. In case any shares of Common Stock, Options or Convertible Securities shall be issued or sold for a consideration other than cash, the amount of the consideration other than cash received by Issuer shall be deemed to be the fair value of such consideration as determined in good faith by the Board of Directors of Issuer, after deduction therefrom only of underwriting commissions or concessions paid or allowed by Issuer in connection therewith. In case any Options shall be issued in connection with the Issuance of other securities of Issuer, together comprising one integral transaction in which no specific consideration is allocated to such Options by the parties thereto, such Options shall be deemed to have been issued for such consideration as determined in good faith by the Board of Directors of Issuer.

(6) Record Date. In case Issuer shall take a record of the holders of its Common Stock for the purpose of entitling them: (A) to receive a dividend or other distribution payable in Common Stock, Options or Convertible Securities or
(B) to subscribe for or purchase Common Stock, Options or Convertible Securities, then such record date shall be deemed to be the date of the issue or sale of the shares of Common Stock deemed to have been issued or sold upon the declaration of such dividend or the making of such other distribution or the date of the granting of such right of subscription or purchase, as the case may be. Notwithstanding the foregoing, no anti-dilution adjustment shall be effected with respect to any transaction for which a record date is set by Issuer if the transaction is abandoned by Issuer prior to the time such transaction becomes effective.

(7) Treasury Shares. The number of shares of Common Stock outstanding at any given time shall not include shares owned or held by or for the account of Issuer or any of its Subsidiaries, and the disposition of any such shares shall be considered an Issuance of Common Stock for the purpose of this SECTION 6(A).

(b) Certain Issues of Common Stock Excepted. Anything herein to the contrary notwithstanding, Issuer shall not be required to make any adjustment of the Conversion Price in the case of the Issuance from and after the date of this Note of (i) Options to employees, officers, directors or consultants of Issuer pursuant to Issuer's current equity incentive plan as that plan was in effect on October 29, 2002 or otherwise under an equity incentive plan of the Company provided that such issuance under such plan would be deemed to be an "Exempt Issuance" as that term is defined in Section 2.3(ii) of that certain Investor Rights Agreement, dated as of November 8, 2002 by and among the Company, Quentin T. Kelly, and the other parties thereto, (ii) shares of Common Stock issuable upon the exercise of Options described in clause (i) above, and
(iii) shares of Common Stock issuable upon conversion of this Note, any other 2005 Note, or any Warrant owned by Holder.

(c) Notice of Adjustment. Upon each adjustment of the Conversion Price (whether pursuant to the provisions hereof or as a result of an adjustment required by SECTION 2(C) of the Registration Rights Agreement), Issuer shall give prompt written notice thereof (but in no event in less than five (5) Business Days) to Holder, which notice shall state the Conversion Price resulting from such adjustment, setting forth in reasonable detail the method upon which such calculation is based, and which shall be signed and certified to by the Chief Financial Officer of Issuer (or, if there is no Chief Financial Officer at the time, the Chief Executive Officer of Issuer).

(d) Due Issuance of Shares Upon Conversion. Issuer covenants and agrees that all shares of Common Stock or any such other securities which may be issued upon any whole or partial conversion of this Note will, upon issuance, be validly issued, fully paid and non-assessable and free from all taxes, liens and charges with respect to the issue thereof.

(e) Stock to be Reserved. Issuer will at all times reserve and keep available out of its authorized Common Stock, solely for the purpose of issuance upon the conversion of this Note as herein provided, such number of shares of Common Stock as shall then be issuable upon the conversion hereof and shall promptly notify the Holder, in writing, of any failure or inability to do so. Issuer covenants that, to the extent permitted by law, it will from time to time take all such action as may be required to assure that the par value per share of the Common Stock is at all times equal to or less than the Conversion Price in effect at the time.

(f) Issue Tax. The issuance of certificates for shares of Common Stock upon conversion of this Note shall be made without charge to the Holder for any issuance tax in respect thereof, provided that Issuer shall not be required to pay any tax which may be payable in respect of any transfer involved in the issuance and delivery of any certificate in a name other than that of the Holder.

(g) Closing of Books. Issuer will at no time close its transfer books against the transfer of any shares of Common Stock issued or issuable upon the conversion of the Note in any manner which interferes with the timely conversion of such Note, except as may otherwise be required to comply with applicable securities laws.

Section  7.     MISCELLANEOUS.
-----------     -------------
(a) Notices. All notices and other communications provided for or permitted hereunder shall be made as set forth in SECTION 8.4of the Purchase Agreement.

(b) Amendments. The term "NOTE" shall mean this instrument as originally executed or, if later amended or supplemented, then, as so amended or supplemented. This Note may only be amended by a written agreement executed by Issuer and the Holder.

(c) Binding Effect; Assignability. This Note shall be binding upon Issuer, its successors and its assigns, and shall inure to the benefit of Holder, its successors and its assigns. This Note, and the Common Stock into which this Note is convertible (together with the rights of the Holder relating to this Note and such Common Stock) shall be transferable and assignable by the Holder to any investors in, and officers, directors, members, managers and partners of, the Holder, and any Affiliate (and each of its officers, directors, members, managers and partners) or heirs, personal representatives, or successors, of any of the foregoing; provided that such transfer or assignment is made in compliance with the 1933 Act and any applicable state and foreign securities laws.

(d) Governing Law; Jurisdiction; Venue. This Note and any and all matters arising directly or indirectly herefrom ("NOTE MATTERS") shall be governed by and construed and enforced in accordance with the internal laws of the State of New Jersey applicable to agreements made and to be performed entirely in such state, without giving effect to the conflict of law principles thereof. Each of the parties hereto hereby (i) irrevocably consents and submits to the sole exclusive jurisdiction of the United States District Court for the District of New Jersey and any state court in the State of New Jersey (and of the appropriate appellate courts from any of the foregoing) in connection with any suit, arbitration, mediation, action or other proceeding (each a "PROCEEDING") directly or indirectly arising out of or relating to any Note Matter; provided that a party to this Note shall be entitled to enforce an order or judgment of a such court in any United States or foreign court having jurisdiction over the other party hereto, (ii) irrevocably waives, to the fullest extent permitted by law, any objection that it may now or hereafter have to the laying of the venue of any such Proceeding in any such court or that any such Proceeding which is brought in any such court has been brought in an inconvenient forum, (iii) waives, to the fullest extent permitted by law, any immunity from jurisdiction of any such court or from any legal process therein, and (iv) agrees that service of any summons, complaint, notice or other process relating to such Proceeding may be effected in the manner provided for the giving of notice hereunder.

(e) Effect of Headings. The titles and subtitles used in this Note are used for convenience only and are not to be considered in construing or interpreting this Note.

(f) No Rights As Stockholder. Prior to the conversion of this Note, the Holder shall not have or exercise any rights as a stockholder of Issuer by virtue of its ownership of this Note.

(g) Severability. Any provision of this Note that is prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof, and any such prohibition or unenforceability in any jurisdiction shall not invalidate or render unenforceable such provision in any other jurisdiction. To the fullest extent permitted by applicable law, the parties hereby waive any provision of law which renders any provisions hereof prohibited or unenforceable in any respect. If it is ever held that any restriction hereunder is too broad to permit enforcement of such restriction to its fullest extent, such restriction shall be enforced to the maximum extent permitted by applicable law.

(h) Failure or Indulgence Not Waiver. No failure or delay on the part of the Holder in the exercise of any power, right or privilege hereunder shall operate as a waiver thereof, nor shall any single or partial exercise of any such power, right or privilege preclude other or further exercise thereof or of any other right, power or privileges. All rights and remedies existing hereunder are cumulative to, and not exclusive of, any rights or remedies otherwise available.

IN WITNESS WHEREOF, Issuer has caused this Note to be signed in its name by its duly authorized officer and its corporate seal to be affixed hereto.


WORLDWATER  CORP.



By:  Quentin T. Kelly
    ------------------
     Name:  Quentin T. Kelly
     Title: Chairman and CEO

                                    EXHIBIT A

                          FORM OF NOTICE OF CONVERSION

Date:__________

     The undersigned, pursuant to the provisions set forth in the within Note, hereby irrevocably elects to subscribe for and purchase ___ shares of Newco's
Common Stock as provided in the Note, and makes payment in full therefore by conversion and application to the extent necessary to pay the Conversion Price for such shares of $________ of the principal amount of the Note and interest due thereon as shall be necessary as provided in the Note.


     Signature

     Address

                                                                   EXHIBIT 10.5


     THIS WARRANT HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR THE SECURITIES LAWS OF ANY STATE AND MAY NOT BE SOLD, TRANSFERRED OR OTHERWISE DISPOSED OF EXCEPT PURSUANT TO AN EFFECTIVE REGISTRATION STATEMENT OR EXEMPTION FROM REGISTRATION UNDER THE FOREGOING LAWS.


     THIS WARRANT SHALL BE VOID AFTER 5:00 P.M. EASTERN TIME ON NOVEMBER 8, 2007 (the "EXPIRATION DATE").
       ----------------


No.  DEB-1


                                  _____________

                   WARRANT  TO  PURCHASE  595,250  SHARES  OF
                 COMMON  STOCK,  $.001  PAR  VALUE  PER  SHARE

     For VALUE RECEIVED, Millennium 3 Opportunity Fund, LLC ("Warrantholder"), is entitled to purchase, subject to the provisions of this Warrant, from WorldWater Corp., a Delaware corporation ("Company"), at any time not later than 5:00 P.M., Eastern time, on the Expiration Date, at an exercise price per share equal to $0.20 (the exercise price in effect being herein called the "Warrant Price"), FIVE HUNDRED NINETY-FIVE THOUSAND, TWO HUNDRED AND FIFTY (595,250) shares ("Warrant Shares") of the Company's Common Stock, par value $.001 per share ("Common Stock"). The number of Warrant Shares purchasable upon exercise of this Warrant and the Warrant Price shall be subject to adjustment from time to time as described herein.

     SECTION  1.     REGISTRATION.  The  Company  shall  maintain  books for the
                     ------------
transfer and registration of the Warrant. Upon the initial issuance of this Warrant, the Company shall issue and register the Warrant in the name of the Warrantholder.

     SECTION  2.     TRANSFERS.  As  provided  herein,  this  Warrant  may  be
                     ---------
transferred only pursuant to a registration statement filed under the Securities Act of 1933, as amended ("Securities Act"), or an exemption from such registration. Subject to such restrictions, the Company shall transfer this Warrant from time to time upon the books to be maintained by the Company for that purpose, upon surrender thereof for transfer properly endorsed or accompanied by appropriate instructions for transfer and such other documents as may be reasonably required by the Company, including, if required by the Company, an opinion of its counsel to the effect that such transfer is exempt from the registration requirements of the Securities Act of 1933, to establish that such transfer is being made in accordance with the terms hereof, and a new Warrant shall be issued to the transferee and the surrendered Warrant shall be canceled by the Company. This Warrant shall be transferable by the Warrantholder to investors in and officers, directors, members and managers of the Warrantholder and the affiliates of any of the foregoing.


     SECTION  3.     EXERCISE  OF  WARRANT.
                     ---------------------
          (a) Subject to the provisions hereof, the Warrantholder may exercise this Warrant in whole or in part at any time upon surrender of the Warrant, together with delivery of the duly executed Warrant exercise form attached hereto as APPENDIX A (the "Exercise Agreement") and payment by cash, certified check or wire transfer of funds for the aggregate Warrant Price for that number of Warrant Shares then being purchased, to the Company during normal business hours on any Business Day at the Company's principal executive offices (or such other office or agency of the Company as it may designate by notice to the holder hereof), or in the event of a cashless exercise pursuant to Section 3(b) below, with the Net Issue Election Notice attached hereto as APPENDIX B duly executed and completed. The Warrant Shares so purchased shall be deemed to be issued to the holder hereof or such holder's designee, as the record owner of such shares, as of the close of business on the date on which this Warrant shall have been surrendered (or evidence of loss, theft or destruction thereof and security or indemnity satisfactory to the Company), the Warrant Price shall have been paid and the completed Exercise Agreement shall have been delivered. Certificates for the Warrant Shares so purchased, representing the aggregate number of shares specified in the Exercise Agreement, shall be delivered to the holder hereof within a reasonable time, not exceeding three (3) Business Days, after this Warrant shall have been so exercised. The certificates so delivered shall be in such denominations as may be requested by the holder hereof and shall be registered in the name of such holder or such other name as shall be designated by such holder. If this Warrant shall have been exercised only in part, then, unless this Warrant has expired, the Company shall, at its expense, at the time of delivery of such certificates, deliver to the holder a new Warrant representing the number of shares with respect to which this Warrant shall not then have been exercised. As used herein, "Business Day" means a day, other than a Saturday or Sunday, on which banks in New York City are open for the general transaction of business.

          (b) In addition to and without limiting the rights of the Warrantholder hereof under the terms of this Warrant, the Warrantholder may elect to receive, without the payment by the Warrantholder of the Warrant Price, Warrant Shares equal to the value of this Warrant or any portion hereof by the surrender of this Warrant (or such portion of this Warrant being so exercised) together with the Net Issue Election Notice annexed hereto as APPENDIX B duly executed and completed, at the office of the Company, or such other office or agency of the Company as it may reasonably designate by written notice to the Warrantholder, during normal business hours on any Business Day. Thereupon, the Company shall issue to the Warrantholder such number of fully paid, validly issued and nonassessable Warrant Shares, as is computed using the following formula:

                                X  =  Y x (A-B)
                                      ----------
                                          A

          where

          X  =     the  number  of  shares  of  Common Stock to be issued to the
Warrantholder (or such other person or persons as directed by the Warrantholder) upon such exercise of the rights under this Section 3(b);

          Y  =     the  total  number  of shares of Common Stock covered by this
Warrant  which  the  Warrantholder  has  surrendered  for  cashless  exercise;

          A  =     the  Fair  Market  Value  (as  defined below) of one share of
Common Stock on the date that the Holder delivers the Net Issue Election Notice to the Company as provided herein; and

          B  =     the  Warrant  Price  in effect under this Warrant on the date that the Warrantholder delivers the Net Issue Election Notice to the Company as provided herein.

     SECTION  4.     COMPLIANCE WITH THE SECURITIES ACT OF 1933. The Company may
                     ------------------------------------------
cause the legend set forth on the first page of this Warrant to be set forth on each Warrant or similar legend on any security issued or issuable upon exercise of this Warrant, unless counsel for the Company is of the opinion as to any such security that such legend is unnecessary.

     SECTION  5.     PAYMENT  OF  TAXES.  The  Company  will pay any documentary
                     ------------------
stamp taxes attributable to the initial issuance of Warrant Shares issuable upon the exercise of the Warrant; provided, however, that the Company shall not be required to pay any tax or taxes which may be payable in respect of any transfer involved in the issuance or delivery of any certificates for Warrant Shares in a name other than that of the registered holder of this Warrant in respect of which such shares are issued, and in such case, the Company shall not be required to issue or deliver any certificate for Warrant Shares or any Warrant until the person requesting the same has paid to the Company the amount of such tax or has established to the Company's reasonable satisfaction that such tax has been paid. The holder shall be responsible for income and gift taxes due under federal, state or other law, if any such tax is due.

     SECTION  6.     MUTILATED  OR MISSING WARRANTS.  In case this Warrant shall
                     ------------------------------
be mutilated, lost, stolen, or destroyed, the Company shall issue in exchange and substitution of and upon cancellation of the mutilated Warrant, or in lieu of and substitution for the Warrant lost, stolen or destroyed, a new Warrant of like tenor and for the purchase of a like number of Warrant Shares, but only upon receipt of evidence reasonably satisfactory to the Company of such loss, theft or destruction of the Warrant, and with respect to a lost, stolen or destroyed Warrant, reasonable indemnity or bond with respect thereto, if requested by the Company.

     SECTION  7.     RESERVATION OF COMMON STOCK.  The Company hereby represents
                     ---------------------------
and warrants that there have been reserved, and the Company shall at all applicable times keep reserved until issued (if necessary) as contemplated by this Section 7, out of the authorized and unissued Common Stock, sufficient shares to provide for the exercise of the rights of purchase represented by this Warrant. The Company agrees that all Warrant Shares issued upon exercise of the Warrant shall be, at the time of delivery of the certificates for such Warrant Shares upon the due exercise of this Warrant, duly authorized, validly issued, fully paid and non-assessable shares of Common Stock of the Company.

     SECTION 8.     ADJUSTMENTS.  Subject and pursuant to the provisions of this
                    -----------
Section 8, the Warrant Price and number of Warrant Shares subject to this Warrant shall be subject to adjustment from time to time as set forth hereinafter.

          (a) (i) If the Company shall, at any time or from time to time while this Warrant is outstanding, pay a dividend or make a distribution on its Common Stock in shares of Common Stock, subdivide its outstanding shares of Common Stock into a greater number of shares or combine its outstanding shares of Common Stock into a smaller number of shares or issue by reclassification of its outstanding shares of Common Stock any shares of its capital stock (including any such reclassification in connection with a consolidation or merger in which the Company is the continuing corporation), then the number of Warrant Shares purchasable upon exercise of the Warrant and the Warrant Price in effect immediately prior to the date upon which such change shall become effective, shall be adjusted by the Company so that the Warrantholder thereafter exercising the Warrant shall be entitled to receive the number of shares of Common Stock or other capital stock which the Warrantholder would have received if the Warrant had been exercised immediately prior to such event with an inversely proportional adjustment in the Warrant Price. Such adjustments shall be made successively whenever any event listed above shall occur.

               (ii) If the Company shall, at any time or from time to time while this Warrant is outstanding, issue by reclassification of its outstanding shares of Common Stock any shares of its capital stock (including any such reclassification in connection with a consolidation or merger in which the Company is the continuing corporation), then, as a condition of such reclassification, lawful and adequate provision shall be made whereby each Warrantholder shall thereafter have the right to purchase and receive upon the basis and upon the terms and conditions herein specified and in lieu of the Warrant Shares immediately theretofore issuable upon exercise of the Warrant, such shares of stock, securities or assets as would have been issuable or payable with respect to or in exchange for a number of Warrant Shares equal to the number of Warrant Shares immediately theretofore issuable upon exercise of the Warrant, had such reclassification not taken place, and in any such case appropriate provision shall be made with respect to the rights and interests of each Warrantholder to the end that the provisions hereof (including, without limitation, provision for adjustment of the Warrant Price) shall thereafter be applicable, as nearly equivalent as may be practicable in relation to any shares of stock, securities or properties thereafter deliverable upon the exercise thereof. The provisions of this sub-paragraph (ii) shall similarly apply to successive reclassifications.

          (b) If any capital reorganization, reclassification of the capital stock of the Company, consolidation or merger of the Company with another corporation in which the Company is not the survivor, or sale, transfer or other disposition of all or substantially all of the Company's assets to another corporation shall be effected, then, as a condition of such reorganization, reclassification, consolidation, merger, sale, transfer or other disposition, lawful and adequate provision shall be made whereby each Warrantholder shall thereafter have the right to purchase and receive upon the basis and upon the terms and conditions herein specified and in lieu of the Warrant Shares immediately theretofore issuable upon exercise of the Warrant, such shares of stock, securities or assets as would have been issuable or payable with respect to or in exchange for a number of Warrant Shares equal to the number of Warrant Shares immediately theretofore issuable upon exercise of the Warrant, had such reorganization, reclassification, consolidation, merger, sale, transfer or other disposition not taken place, and in any such case appropriate provision shall be made with respect to the rights and interests of each Warrantholder to the end that the provisions hereof (including, without limitation, provision for adjustment of the Warrant Price) shall thereafter be applicable, as nearly equivalent as may be practicable in relation to any shares of stock, securities or properties thereafter deliverable upon the exercise thereof. The Company shall not effect any such consolidation, merger, sale, transfer or other disposition unless prior to or simultaneously with the consummation thereof the successor corporation (if other than the Company) resulting from such consolidation or merger, or the corporation purchasing or otherwise acquiring such assets or other appropriate corporation or entity shall assume the obligation to deliver to the holder of the Warrant such shares of stock, securities or assets as, in accordance with the foregoing provisions, such holder may be entitled to purchase, and the other obligations under this Warrant. The provisions of this paragraph (b) shall similarly apply to successive reorganizations, reclassifications, consolidations, mergers, sales, transfers or other dispositions.

          (c) In case the Company shall fix a payment date for the making of a distribution to all holders of Common Stock (including any such distribution made in connection with a consolidation or merger in which the Company is the continuing corporation) of evidences of indebtedness or assets (other than cash dividends or cash distributions payable out of consolidated earnings or earned surplus or dividends or distributions referred to in Section 8(a)), or subscription rights or warrants, the Warrant Price to be in effect after such payment date shall be determined by multiplying the Warrant Price in effect immediately prior to such payment date by a fraction, the numerator of which shall be the total number of shares of Common Stock outstanding multiplied by the Fair Market Value (as defined below) per share of Common Stock immediately prior to such payment date, less the fair market value (as determined by the Company's Board of Directors in good faith) of said assets or evidences of indebtedness so distributed, or of such subscription rights or warrants, and the denominator of which shall be the total number of shares of Common Stock outstanding multiplied by such Fair Market Value per share of Common Stock immediately prior to such payment date. Such adjustment shall be made successively whenever such a payment date is fixed.

          For all purposes of this Warrant, the "Fair Market Value" of a share of Common Stock as of a particular date (the "Valuation Date") shall mean the following: (v) if the Common Stock is then listed on a national stock exchange, the average closing price of one share of Common Stock for the most recent five
(5) trading sessions during which the Common Stock has traded; (w) if the Common Stock is then included in The Nasdaq Stock Market, Inc. ("Nasdaq"), the closing price of one share of Common Stock for the most recent five (5) trading sessions during which the Common Stock has traded; (x) if the Common Stock is then included in the Over-the-Counter Bulletin Board, the average closing price of one share of Common Stock for the most recent five (5) trading sessions during which the Common Stock has traded; (y) if the Common Stock is then included in the "pink sheets", the average closing price of one share of Common Stock in the most recent five (5) trading sessions during which the Common Stock has traded; or (z) if the Common Stock is not then listed on a national stock exchange or quoted on Nasdaq or the Over-the-Counter Bulletin Board or in the "pink sheets", the Fair Market Value of one share of Common Stock as of the Valuation Date shall be determined in good faith by the Board of Directors of the Company and the Warrantholder. The Board shall respond promptly in writing to an inquiry by the Holder prior to the exercise hereunder as to the Fair Market Value of a share of Common Stock. In the event that the Board of Directors of the Company and the Warrantholder are unable to agree upon the Fair Market Value in respect of subpart (z) hereof, the Company and the Warrantholder shall jointly select an appraiser, who is experienced in such matters. The decision of such appraiser shall be final and conclusive, and the cost of such appraiser shall be borne evenly by the Company and the Warrantholder.

          (d) For the term of this Warrant, in addition to the provisions contained above, the Warrant Price shall be subject to adjustment as provided below. An adjustment to the Warrant Price shall become effective immediately after the payment date in the case of each dividend or distribution and immediately after the effective date of each other event which requires an adjustment.

          (e) In the event that, as a result of an adjustment made pursuant to this Section 8, the holder of this Warrant shall become entitled to receive any shares of capital stock of the Company other than shares of Common Stock, the number of such other shares so receivable upon exercise of this Warrant shall be subject thereafter to adjustment from time to time in a manner and on terms as nearly equivalent as practicable to the provisions with respect to the Warrant Shares contained in this Warrant.

     SECTION  9.     FRACTIONAL  INTEREST.  The Company shall not be required to
                     --------------------
issue fractions of Warrant Shares upon the exercise or cashless exercise of the Warrant. If any fractional share of Common Stock would, except for the provisions of the first sentence of this Section 9, be delivered upon such exercise or cashless exercise, the Company, in lieu of delivering such fractional share, shall pay to the exercising holder of this Warrant an amount in cash equal to the Fair Market Value of such fractional share of Common Stock on the date of exercise.

     SECTION  10.     NOTICES TO WARRANTHOLDER.  Upon the happening of any event
                      ------------------------
requiring an adjustment of the Warrant Price, the Company shall promptly give written notice thereof to the Warrantholder at the address appearing in the records of the Company, stating the adjusted Warrant Price and the adjusted number of Warrant Shares resulting from such event and setting forth in reasonable detail the method of calculation and the facts upon which such calculation is based. Failure to give such notice to the Warrantholder or any defect therein shall not affect the legality or validity of the subject adjustment.

     SECTION  11.     IDENTITY  OF  TRANSFER  AGENT.  The Transfer Agent for the
                      -----------------------------
Common Stock is the Company. Upon the appointment of any subsequent transfer agent for the Common Stock or other shares of the Company's capital stock issuable upon the exercise of the rights of purchase represented by the Warrant, the Company will mail to the Warrantholder a statement setting forth the name and address of such transfer agent.

     SECTION 12.     NOTICES.  Unless otherwise provided, any notice required or
                     -------
permitted under this Warrant shall be given in writing and shall be deemed effectively given as hereinafter described (i) if given by personal delivery, then such notice shall be deemed given upon such delivery, (ii) if given by telex or telecopier, then such notice shall be deemed given upon receipt of confirmation of complete transmittal, (iii) if given by mail, then such notice shall be deemed given upon the earlier of (A) receipt of such notice by the recipient or (B) three days after such notice is deposited in first class mail, postage prepaid, and (iv) if given by an internationally recognized overnight air courier, then such notice shall be deemed given one day after delivery to such carrier. All notices shall be addressed as follows: if to the Warrantholder, at its address as set forth in the Company's books and records and, if to the Company, at the address as follows, or at such other address as the Warrantholder or the Company may designate by ten days' advance written notice to the other:

If  to  the  Company  to:     WorldWater  Corp.
                              55  Route  31  South
                              Pennington,  NJ  08543
                              Fax:  (609)  818-0720
                              Attn:  Quentin  T.  Kelly

With  a  copy  to:

                              Salvo,  Russell,  Fitcher  &  Landau
                              510  Township  Line  Road
                              Blue  Bell,  Pennsylvania  19422
                              Fax:  (215)  653-0383
                              Attn:  Stephen  Salvo,  Esq.


     SECTION 13.     REGISTRATION RIGHTS.  The initial holder of this Warrant is
                     -------------------
entitled to the benefit of certain registration rights in respect of the Warrant Shares as provided in Registration Rights Agreement, and any subsequent holder hereof may be entitled to such rights.

     SECTION 14.      SUCCESSORS.  All the covenants and provisions hereof by or
                     -----------
for the benefit of the Warrantholder shall bind and inure to the benefit of its respective successors and assigns hereunder.

     SECTION  15.     GOVERNING  LAW.  This  Warrant  and  all  matters  arising
                      --------------
directly or indirectly herefrom shall be governed by, and construed in accordance with, the internal laws of the State of New Jersey, without reference to the choice of law provisions thereof.

     SECTION  16.     NO  RIGHTS  AS STOCKHOLDER.  Prior to the exercise of this
                      --------------------------
Warrant, the Warrantholder shall not have or exercise any rights as a stockholder of the Company by virtue of its ownership of this Warrant.

     SECTION 17.     AMENDMENT; WAIVER.  Any term of this Warrant may be amended
                     -----------------
or waived (including the adjustment provisions included in Section 8 of this Warrant) upon the written consent of the Company and the Warrantholder.

     SECTION  18.     NO  IMPAIRMENT  OF  RIGHTS.  The  Company  will  not,  by
                      --------------------------
amendment of its Certificate of Incorporation or through any other means, avoid or seek to avoid the observance or performance of any of the terms of this Warrant, but will at all times in good faith assist in the carrying out of all such terms and in the taking of all such action as may be necessary or appropriate in order to protect the rights of the holder of this Warrant against material impairment.

     SECTION  19.     SECTION HEADINGS.  The section heading in this Warrant are
                      ----------------
for the convenience of the Company and the Warrantholder and in no way alter, modify, amend, limit or restrict the provisions hereof.

                            [SIGNATURE PAGE FOLLOWS]

     IN WITNESS WHEREOF, the Company has caused this $0.20 Warrant to be duly executed, as of the 8th day of November 2002.

                              WORLDWATER  CORP.



                              By: /s/ Quentin T. Kelly
                                 ----------------------
                              Name:   Quentin T. Kelly
                              Title:  Chairman & CEO

                                   APPENDIX A

                              WARRANT EXERCISE FORM

To:  _____________

     The undersigned hereby irrevocably elects to exercise the right of purchase represented by the within Warrant ("Warrant") for, and to purchase thereunder by the payment of the Warrant Price and surrender of the Warrant, _______________ shares of Common Stock ("Warrant Shares") provided for therein, and requests that certificates for the Warrant Shares be issued as follows:
               _______________________________
               Name
               ________________________________
               Address
               ________________________________
               Federal  Tax  ID  or  Social  Security  No.

and delivered by certified mail to the above address, or electronically (provide DWAC Instructions:______________), or other (specify: _______________________________________).

and, if the number of Warrant Shares shall not be all the Warrant Shares purchasable upon exercise of the Warrant, that a new Warrant for the balance of the Warrant Shares purchasable upon exercise of this Warrant be registered in the name of the undersigned Warrantholder or the undersigned's Assignee as below indicated and delivered to the address stated below.

Dated:  ___________________,  ____

Note: The signature must correspond with the name of the registered holder as written on the first page of the Warrant in every particular, without alteration or enlargement or any change whatever, unless the Warrant has been assigned.


Signature:
           --------------------------------

    Name:
           ------------------------------
                 (please print)
           ______________________________
                     Address
           ______________________________
           Federal Identification or
           Social Security No.
Assignee:
           _______________________________
           _______________________________
           _______________________________

                                   APPENDIX B


                            NET ISSUE ELECTION NOTICE



To:  [_______]

Date:[_________________________]


The undersigned hereby elects under Section 3(b) of this Warrant to surrender the right to purchase [____________] shares of Common Stock pursuant to this Warrant and hereby requests the issuance of [_____________] shares of Common Stock. The certificate(s) for the shares issuable upon such net issue election shall be issued in the name of the undersigned or as otherwise indicated below.


_________________________________________
Signature

_________________________________________
Name  for  Registration

_________________________________________
Mailing  Address

                                                                   EXHIBIT 10.6


     THIS WARRANT HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR THE SECURITIES LAWS OF ANY STATE AND MAY NOT BE SOLD, TRANSFERRED OR OTHERWISE DISPOSED OF EXCEPT PURSUANT TO AN EFFECTIVE REGISTRATION STATEMENT OR EXEMPTION FROM REGISTRATION UNDER THE FOREGOING LAWS.

     THIS WARRANT SHALL BE VOID AFTER 5:00 P.M. EASTERN TIME ON NOVEMBER 8, 2007 (the "EXPIRATION DATE").
       ----------------

No.  DEB.  -  2


                                   _________________

                      WARRANT  TO  PURCHASE  595,250  SHARES  OF
                     COMMON  STOCK,  $.001  PAR  VALUE  PER  SHARE

     For VALUE RECEIVED, Millennium 3 Opportunity Fund, LLC ("Warrantholder"), is entitled to purchase, subject to the provisions of this Warrant, from WorldWater Corp., a Delaware corporation ("Company"), at any time not later than 5:00 P.M., Eastern time, on the Expiration Date, at an exercise price per share equal to $0.50 (the exercise price in effect being herein called the "Warrant Price"), FIVE HUNDRED NINETY-FIVE THOUSAND, TWO HUNDRED AND FIFTY (595,250) shares ("Warrant Shares") of the Company's Common Stock, par value $.001 per share ("Common Stock"). The number of Warrant Shares purchasable upon exercise of this Warrant and the Warrant Price shall be subject to adjustment from time to time as described herein.

     SECTION  1.     REGISTRATION.  The  Company  shall  maintain  books for the
                     ------------
transfer and registration of the Warrant. Upon the initial issuance of this Warrant, the Company shall issue and register the Warrant in the name of the Warrantholder.

     SECTION 2. TRANSFERS. As provided herein, this Warrant may be transferred only pursuant to a registration statement filed under the Securities Act of 1933, as amended ("Securities Act"), or an exemption from such registration. Subject to such restrictions, the Company shall transfer this Warrant from time to time upon the books to be maintained by the Company for that purpose, upon surrender thereof for transfer properly endorsed or accompanied by appropriate instructions for transfer and such other documents as may be reasonably required by the Company, including, if required by the Company, an opinion of its counsel to the effect that such transfer is exempt from the registration requirements of the Securities Act of 1933, to establish that such transfer is being made in accordance with the terms hereof, and a new Warrant shall be issued to the transferee and the surrendered Warrant shall be canceled by the Company. This Warrant shall be transferable by the Warrantholder to investors in and officers, directors, members and managers of the Warrantholder and the affiliates of any of the foregoing.

     SECTION  3.     EXERCISE OF WARRANT.  Subject to the provisions hereof, the
                     -------------------
Warrantholder may exercise this Warrant in whole or in part at any time upon surrender of the Warrant, together with delivery of the duly executed Warrant exercise form attached hereto as APPENDIX A (the "Exercise Agreement") and payment by cash, certified check or wire transfer of funds for the aggregate Warrant Price for that number of Warrant Shares then being purchased, to the Company during normal business hours on any Business Day at the Company's principal executive offices (or such other office or agency of the Company as it may designate by notice to the holder hereof). The Warrant Shares so purchased shall be deemed to be issued to the holder hereof or such holder's designee, as the record owner of such shares, as of the close of business on the date on which this Warrant shall have been surrendered (or evidence of loss, theft or destruction thereof and security or indemnity satisfactory to the Company), the Warrant Price shall have been paid and the completed Exercise Agreement shall have been delivered. Certificates for the Warrant Shares so purchased, representing the aggregate number of shares specified in the Exercise Agreement, shall be delivered to the holder hereof within a reasonable time, not exceeding three (3) Business Days, after this Warrant shall have been so exercised. The certificates so delivered shall be in such denominations as may be requested by the holder hereof and shall be registered in the name of such holder or such other name as shall be designated by such holder. If this Warrant shall have been exercised only in part, then, unless this Warrant has expired, the Company shall, at its expense, at the time of delivery of such certificates, deliver to the holder a new Warrant representing the number of shares with respect to which this Warrant shall not then have been exercised. As used herein, "Business Day" means a day, other than a Saturday or Sunday, on which banks in New York City are open for the general transaction of business.

     SECTION  4.     COMPLIANCE WITH THE SECURITIES ACT OF 1933. The Company may
                     ------------------------------------------
cause the legend set forth on the first page of this Warrant to be set forth on each Warrant or similar legend on any security issued or issuable upon exercise of this Warrant, unless counsel for the Company is of the opinion as to any such security that such legend is unnecessary.

     SECTION  5.     PAYMENT  OF  TAXES.  The  Company  will pay any documentary
                     ------------------
stamp taxes attributable to the initial issuance of Warrant Shares issuable upon the exercise of the Warrant; provided, however, that the Company shall not be required to pay any tax or taxes which may be payable in respect of any transfer involved in the issuance or delivery of any certificates for Warrant Shares in a name other than that of the registered holder of this Warrant in respect of which such shares are issued, and in such case, the Company shall not be required to issue or deliver any certificate for Warrant Shares or any Warrant until the person requesting the same has paid to the Company the amount of such tax or has established to the Company's reasonable satisfaction that such tax has been paid. The holder shall be responsible for income and gift taxes due under federal, state or other law, if any such tax is due.

     SECTION  6.     MUTILATED  OR MISSING WARRANTS.  In case this Warrant shall
                     ------------------------------
be mutilated, lost, stolen, or destroyed, the Company shall issue in exchange and substitution of and upon cancellation of the mutilated Warrant, or in lieu of and substitution for the Warrant lost, stolen or destroyed, a new Warrant of like tenor and for the purchase of a like number of Warrant Shares, but only upon receipt of evidence reasonably satisfactory to the Company of such loss, theft or destruction of the Warrant, and with respect to a lost, stolen or destroyed Warrant, reasonable indemnity or bond with respect thereto, if requested by the Company.

     SECTION  7.     RESERVATION OF COMMON STOCK.  The Company hereby represents
                     ---------------------------
and warrants that there have been reserved, and the Company shall at all applicable times keep reserved until issued (if necessary) as contemplated by this Section 7, out of the authorized and unissued Common Stock, sufficient shares to provide for the exercise of the rights of purchase represented by this Warrant. The Company agrees that all Warrant Shares issued upon exercise of the Warrant shall be, at the time of delivery of the certificates for such Warrant Shares upon the due exercise of this Warrant, duly authorized, validly issued, fully paid and non-assessable shares of Common Stock of the Company.

     SECTION 8.     ADJUSTMENTS.  Subject and pursuant to the provisions of this
                    -----------
Section 8, the Warrant Price and number of Warrant Shares subject to this Warrant shall be subject to adjustment from time to time as set forth hereinafter.

          (a) (i) If the Company shall, at any time or from time to time while this Warrant is outstanding, pay a dividend or make a distribution on its Common Stock in shares of Common Stock, subdivide its outstanding shares of Common Stock into a greater number of shares or combine its outstanding shares of Common Stock into a smaller number of shares or issue by reclassification of its outstanding shares of Common Stock any shares of its capital stock (including any such reclassification in connection with a consolidation or merger in which the Company is the continuing corporation), then the number of Warrant Shares purchasable upon exercise of the Warrant and the Warrant Price in effect immediately prior to the date upon which such change shall become effective, shall be adjusted by the Company so that the Warrantholder thereafter exercising the Warrant shall be entitled to receive the number of shares of Common Stock or other capital stock which the Warrantholder would have received if the Warrant had been exercised immediately prior to such event with an inversely proportional adjustment in the Warrant Price. Such adjustments shall be made successively whenever any event listed above shall occur.

               (ii) If the Company shall, at any time or from time to time while this Warrant is outstanding, issue by reclassification of its outstanding shares of Common Stock any shares of its capital stock (including any such reclassification in connection with a consolidation or merger in which the Company is the continuing corporation), then, as a condition of such reclassification, lawful and adequate provision shall be made whereby each Warrantholder shall thereafter have the right to purchase and receive upon the basis and upon the terms and conditions herein specified and in lieu of the Warrant Shares immediately theretofore issuable upon exercise of the Warrant, such shares of stock, securities or assets as would have been issuable or payable with respect to or in exchange for a number of Warrant Shares equal to the number of Warrant Shares immediately theretofore issuable upon exercise of the Warrant, had such reclassification not taken place, and in any such case appropriate provision shall be made with respect to the rights and interests of each Warrantholder to the end that the provisions hereof (including, without limitation, provision for adjustment of the Warrant Price) shall thereafter be applicable, as nearly equivalent as may be practicable in relation to any shares of stock, securities or properties thereafter deliverable upon the exercise thereof. The provisions of this sub-paragraph (ii) shall similarly apply to successive reclassifications.

          (b) If any capital reorganization, reclassification of the capital stock of the Company, consolidation or merger of the Company with another corporation in which the Company is not the survivor, or sale, transfer or other disposition of all or substantially all of the Company's assets to another corporation shall be effected, then, as a condition of such reorganization, reclassification, consolidation, merger, sale, transfer or other disposition, lawful and adequate provision shall be made whereby each Warrantholder shall thereafter have the right to purchase and receive upon the basis and upon the terms and conditions herein specified and in lieu of the Warrant Shares immediately theretofore issuable upon exercise of the Warrant, such shares of stock, securities or assets as would have been issuable or payable with respect to or in exchange for a number of Warrant Shares equal to the number of Warrant Shares immediately theretofore issuable upon exercise of the Warrant, had such reorganization, reclassification, consolidation, merger, sale, transfer or other disposition not taken place, and in any such case appropriate provision shall be made with respect to the rights and interests of each Warrantholder to the end that the provisions hereof (including, without limitation, provision for adjustment of the Warrant Price) shall thereafter be applicable, as nearly equivalent as may be practicable in relation to any shares of stock, securities or properties thereafter deliverable upon the exercise thereof. The Company shall not effect any such consolidation, merger, sale, transfer or other disposition unless prior to or simultaneously with the consummation thereof the successor corporation (if other than the Company) resulting from such consolidation or merger, or the corporation purchasing or otherwise acquiring such assets or other appropriate corporation or entity shall assume the obligation to deliver to the holder of the Warrant such shares of stock, securities or assets as, in accordance with the foregoing provisions, such holder may be entitled to purchase, and the other obligations under this Warrant. The provisions of this paragraph (b) shall similarly apply to successive reorganizations, reclassifications, consolidations, mergers, sales, transfers or other dispositions.

          (c) In case the Company shall fix a payment date for the making of a distribution to all holders of Common Stock (including any such distribution made in connection with a consolidation or merger in which the Company is the continuing corporation) of evidences of indebtedness or assets (other than cash dividends or cash distributions payable out of consolidated earnings or earned surplus or dividends or distributions referred to in Section 8(a)), or subscription rights or warrants, the Warrant Price to be in effect after such payment date shall be determined by multiplying the Warrant Price in effect immediately prior to such payment date by a fraction, the numerator of which shall be the total number of shares of Common Stock outstanding multiplied by the Fair Market Value (as defined below) per share of Common Stock immediately prior to such payment date, less the fair market value (as determined by the Company's Board of Directors in good faith) of said assets or evidences of indebtedness so distributed, or of such subscription rights or warrants, and the denominator of which shall be the total number of shares of Common Stock outstanding multiplied by such Fair Market Value per share of Common Stock immediately prior to such payment date. Such adjustment shall be made successively whenever such a payment date is fixed.

          For all purposes of this Warrant, the "Fair Market Value" of a share of Common Stock as of a particular date (the "Valuation Date") shall mean the following: (v) if the Common Stock is then listed on a national stock exchange, the average closing price of one share of Common Stock for the most recent five
(5) trading sessions during which the Common Stock has traded; (w) if the Common Stock is then included in The Nasdaq Stock Market, Inc. ("Nasdaq"), the closing price of one share of Common Stock for the most recent five (5) trading sessions during which the Common Stock has traded; (x) if the Common Stock is then included in the Over-the-Counter Bulletin Board, the average closing price of one share of Common Stock for the most recent five (5) trading sessions during which the Common Stock has traded; (y) if the Common Stock is then included in the "pink sheets", the average closing price of one share of Common Stock in the most recent five (5) trading sessions during which the Common Stock has traded; or (z) if the Common Stock is not then listed on a national stock exchange or quoted on Nasdaq or the Over-the-Counter Bulletin Board or in the "pink sheets", the Fair Market Value of one share of Common Stock as of the Valuation Date shall be determined in good faith by the Board of Directors of the Company and the Warrantholder. The Board shall respond promptly in writing to an inquiry by the Holder prior to the exercise hereunder as to the Fair Market Value of a share of Common Stock. In the event that the Board of Directors of the Company and the Warrantholder are unable to agree upon the Fair Market Value in respect of subpart (z) hereof, the Company and the Warrantholder shall jointly select an appraiser, who is experienced in such matters. The decision of such appraiser shall be final and conclusive, and the cost of such appraiser shall be borne evenly by the Company and the Warrantholder.

          (d) For the term of this Warrant, in addition to the provisions contained above, the Warrant Price shall be subject to adjustment as provided below. An adjustment to the Warrant Price shall become effective immediately after the payment date in the case of each dividend or distribution and immediately after the effective date of each other event which requires an adjustment.

          (e) In the event that, as a result of an adjustment made pursuant to this Section 8, the holder of this Warrant shall become entitled to receive any shares of capital stock of the Company other than shares of Common Stock, the number of such other shares so receivable upon exercise of this Warrant shall be subject thereafter to adjustment from time to time in a manner and on terms as nearly equivalent as practicable to the provisions with respect to the Warrant Shares contained in this Warrant.

     SECTION  9.     FRACTIONAL  INTEREST.  The Company shall not be required to
                     --------------------
issue fractions of Warrant Shares upon the exercise of the Warrant. If any fractional share of Common Stock would, except for the provisions of the first sentence of this Section 9, be delivered upon such exercise, the Company, in lieu of delivering such fractional share, shall pay to the exercising holder of this Warrant an amount in cash equal to the Fair Market Value of such fractional share of Common Stock on the date of exercise.

     SECTION  10.     NOTICES TO WARRANTHOLDER.  Upon the happening of any event
                      ------------------------
requiring an adjustment of the Warrant Price, the Company shall promptly give written notice thereof to the Warrantholder at the address appearing in the records of the Company, stating the adjusted Warrant Price and the adjusted number of Warrant Shares resulting from such event and setting forth in reasonable detail the method of calculation and the facts upon which such calculation is based. Failure to give such notice to the Warrantholder or any defect therein shall not affect the legality or validity of the subject adjustment.

     SECTION  11.     IDENTITY  OF  TRANSFER  AGENT.  The Transfer Agent for the
                      -----------------------------
Common Stock is the Company. Upon the appointment of any subsequent transfer agent for the Common Stock or other shares of the Company's capital stock issuable upon the exercise of the rights of purchase represented by the Warrant, the Company will mail to the Warrantholder a statement setting forth the name and address of such transfer agent.

     SECTION 12.     NOTICES.  Unless otherwise provided, any notice required or
                     -------
permitted under this Warrant shall be given in writing and shall be deemed effectively given as hereinafter described (i) if given by personal delivery, then such notice shall be deemed given upon such delivery, (ii) if given by telex or telecopier, then such notice shall be deemed given upon receipt of confirmation of complete transmittal, (iii) if given by mail, then such notice shall be deemed given upon the earlier of (A) receipt of such notice by the recipient or (B) three days after such notice is deposited in first class mail, postage prepaid, and (iv) if given by an internationally recognized overnight air courier, then such notice shall be deemed given one day after delivery to such carrier. All notices shall be addressed as follows: if to the Warrantholder, at its address as set forth in the Company's books and records and, if to the Company, at the address as follows, or at such other address as the Warrantholder or the Company may designate by ten days' advance written notice to the other:

If  to  the  Company  to:     WorldWater  Corp.
                              55  Route  31  South
                              Pennington,  NJ  08543
                              Fax:  (609)  818-0720
                              Attn:  Quentin  T.  Kelly

With  a  copy  to:

                              Salvo,  Russell,  Fitcher  &  Landau
                              510  Township  Line  Road
                              Blue  Bell,  Pennsylvania  19422
                              Fax:  (215)  653-0383
                              Attn:  Stephen  Salvo,  Esq.

     SECTION 13.     REGISTRATION RIGHTS.  The initial holder of this Warrant is
                     -------------------
entitled to the benefit of certain registration rights in respect of the Warrant Shares as provided in Registration Rights Agreement, and any subsequent holder hereof may be entitled to such rights.

     SECTION 14.      SUCCESSORS.  All the covenants and provisions hereof by or
                     -----------
for the benefit of the Warrantholder shall bind and inure to the benefit of its respective successors and assigns hereunder.

     SECTION  15.     GOVERNING  LAW.  This  Warrant  and  all  matters  arising
                      --------------
directly or indirectly herefrom shall be governed by, and construed in accordance with, the internal laws of the State of New Jersey, without reference to the choice of law provisions thereof.

     SECTION  16.     NO  RIGHTS  AS STOCKHOLDER.  Prior to the exercise of this
                      --------------------------
Warrant, the Warrantholder shall not have or exercise any rights as a stockholder of the Company by virtue of its ownership of this Warrant.

     SECTION 17.     AMENDMENT; WAIVER.  Any term of this Warrant may be amended
                     -----------------
or waived (including the adjustment provisions included in Section 8 of this Warrant) upon the written consent of the Company and the Warrantholder.

     SECTION  18.     NO  IMPAIRMENT  OF  RIGHTS.  The  Company  will  not,  by
                      --------------------------
amendment of its Certificate of Incorporation or through any other means, avoid or seek to avoid the observance or performance of any of the terms of this Warrant, but will at all times in good faith assist in the carrying out of all such terms and in the taking of all such action as may be necessary or appropriate in order to protect the rights of the holder of this Warrant against material impairment.

     SECTION  19.     SECTION HEADINGS.  The section heading in this Warrant are
                      ----------------
for the convenience of the Company and the Warrantholder and in no way alter, modify, amend, limit or restrict the provisions hereof.

                            [SIGNATURE PAGE FOLLOWS]

     IN WITNESS WHEREOF, the Company has caused this $0.50 Warrant to be duly executed, as of the 8th day of November 2002.

                              WORLDWATER  CORP.



                              By: /s/ Quentin T. Kelly
                                 ----------------------------
                              Name:   Quentin T. Kelly
                              Title:  Chairman and CEO

                                   APPENDIX A

                              WARRANT EXERCISE FORM

To:  _________________

     The undersigned hereby irrevocably elects to exercise the right of purchase represented by the within Warrant ("Warrant") for, and to purchase thereunder by the payment of the Warrant Price and surrender of the Warrant, _______________ shares of Common Stock ("Warrant Shares") provided for therein, and requests that certificates for the Warrant Shares be issued as follows:
               _______________________________
               Name
               ________________________________
               Address
               ________________________________
               Federal  Tax  ID  or  Social  Security  No.

and delivered by certified mail to the above address, or electronically (provide DWAC Instructions:______________), or other (specify: _______________________________________).

and, if the number of Warrant Shares shall not be all the Warrant Shares purchasable upon exercise of the Warrant, that a new Warrant for the balance of the Warrant Shares purchasable upon exercise of this Warrant be registered in the name of the undersigned Warrantholder or the undersigned's Assignee as below indicated and delivered to the address stated below.

Dated:  ___________________,  ____

Note: The signature must correspond with the name of the registered holder as written on the first page of the Warrant in every particular, without alteration or enlargement or any change whatever, unless the Warrant has been assigned.


Signature:  ______________________________

Name:  (Please print)
       ___________________________________

Address __________________________________

        ______________________________
Federal Identification or Social Security No.
Assignee:
         _______________________________
         _______________________________
         _______________________________

                                                                  Exhibit  99.1


                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
   PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002


I, Quentin T. Kelly certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of WorldWater Corp. on Form 10-QSB for the quarterly period ended September 30, 2002 fully complies with the requirements of Section 13(a) and 15(d) of the Securities and Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operation of WorldWater Corp.



By:     /s/  Quentin  T.  Kelly
        -----------------------
     Name:  Quentin  T.  Kelly
     Title:  Chief  Executive  Officer  and  Chairman  of  the  Board

                                                  Exhibit  99.2



                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
   PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002



I, Terri Lyn Harris certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of WorldWater Corp. on Form 10-QSB for the quarterly period ended September 30, 2002 fully complies with the requirements of Section 13(a) and 15(d) of the Securities and Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operation of WorldWater Corp.



     By:     /s/  Terri  Lyn  Harris
             -----------------------
     Name:  Terri  Lyn  Harris
     Title:  Chief  Financial  Officer