Form 10KSB
period 2002-12-31
WORLDWATER CORP
filed 2003-03-31
CIK 811271

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002

                        Commission File Number: 000-16936

                                WorldWater Corp.
                 (name of small business issuer in its charter)

Delaware                                          33-0123045

(State or other jurisdiction of                   (I.R.S. Identification Number)
Employer corporation or organization)

55 Route 31 South, Pennington, NJ                 08534

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part ll of this Form 10-KSB or any amendment to this form 10-KSB. [X]

The issuers revenue for its most recent fiscal year was $629,907.

On March 28, 2003 the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $5,924,000.

As of March 28, 2003 the Registrant had outstanding 49,365,052 shares of Common Stock and 677,778 shares of Preferred Stock.

Part l

Item 1. Description of Business

      WorldWater Corporation is a solar engineering/water management company with unique, high-powered solar technology providing solutions to water supply problems. The Company has developed patented solar water pumping systems capable of operating pumps up to 600 horsepower for irrigation, refrigeration and water utility pumping systems. WorldWater's proprietary AquaMax(TM) System is controlled by the Company's patented AquaDrive(TM), an electronic board that reads and translates the output of solar electric DC current from solar panels, converting the flow into AC current for delivery to water pumps in deep wells or rivers. The Company's AquaMax(TM) hybrid solar irrigation pumps, are able to operate on solar alone or in combination with the electric grid or diesel generators. Among the advantages of the Company's proprietary solar technology is that during non-irrigation or compressor usage during daylight periods the customer is able to transfer the unused self-generated electric solar power back to the utility company for net-metering credit and later free use as required.

      Our proprietary technology permits the use of Alternate Current ("AC") pumps, an option previously unavailable for solar power. AC pumps are widely available in countries throughout the world, allowing replacement pumps and parts to be supplied on a local basis. Other forms of solar powered photovoltaic
(PV) pumping currently available use less reliable and less durable Direct Current ("DC") pumps or custom AC pumps which are more costly and not readily available in most developing countries.

      Until the Spring of 2002, our business was focused exclusively on helping developing countries with water and power problems, but the Company's sharply increased power capability coupled with growing energy shortages in the U.S. has opened widespread and immediate domestic market opportunities.

      Our ability to operate large scale pumps is especially important in areas where electricity is expensive and diesel considered too pollutive. California, for example, a major target market for the Company, is striving to increase renewable energy usage to reduce demand on state electric utilities grid and to improve the state's air quality by granting 50% rebates to buyers and giving significant tax credits and other incentives for purchases of renewable energy. In New Jersey, rebates from the electric utilities plus federal tax incentives for the purchase of renewable power can reduce the price of our systems, including the high-powered hybrid AquaMax(TM) irrigation pump, by up to 60 percent. This enables renewables in general to better compete against traditional energy sources in agriculture industries in New Jersey and California.

      By employing the hybrid AquaMax(TM) irrigation system which can operate motors up to 600 horsepower by sunshine alone or in combination with existing electric grid or diesel, a farmer can irrigate his land at little or no additional costs over what is paid currently for irrigation powered by grid electricity. Current costs are fixed for a period of time after which he owns the equipment and obtains most or all of his irrigation electrical power free. This occurs because when the farmer is not irrigating, the sun is still developing electricity through our system and the power is returned to the electrical utility for storage for credit and later use. This process is called net metering and is already in operation in both New Jersey and California as well as other states. By automatically switching between solar and the other power sources, the AquaMax(TM) enables the farmer to protect against a loss of irrigation water (even during daylight power shortages or blackouts) and can operate during day or night hours.

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

      The Company has its corporate headquarters and manufacturing facilities at its plant located at 55 Route 31 South in Pennington, New Jersey 08534. Through this central office, WorldWater designs, develops and markets proprietary technology relating to solar energy and water engineering, including solar power projects and international water management consulting.

(a) Major Customers and Export Sales

      The Company offers a wide range of water resource services driven by its solar-powered pumping systems for worldwide application for irrigation and refrigeration and water utility pumping systems. Our initial focus in the United States has been California and New Jersey because of energy shortages, high energy costs and rebates available to customers from the local utilities, along with tax credits from federal and state governments. The Company is looking to broaden our focus to other states to increase revenues as well as continue to submit proposals to various foreign governments (particularly, the Philippines) in need of solving critical water supply problems using the company's high-powered solar technology.

      In addition to its more recent domestic business, we have operated in the Philippines since 1997 when we delivered 25 solar pumps for installation by the National Irrigation Authority (NIA) under a directive from former President Fidel V. Ramos. We have formed a Philippine subsidiary, WorldWater (Phils) Inc., and have established a local management team to develop and implement business.

      We are working the first phase of a project to bring safe drinking water to municipalities in the island province of Cebu. This project was launched in November 1999 with a United States Trade and Development Authority (USTDA)-supported feasibility study that has led to implementation of the initial system in two communities in 2002 funded by the Philippines National Bank (PNB). A resolution has been passed by the Cebu Provincial Board authorizing the Governor of that province to negotiate and enter into a contract with us on behalf of all the other communities under its political jurisdiction. We are working with Cebu officials to identify additional communities for implementation of our systems. In addition, the Company is currently working on a project with the Cebu Electric Corporation to supply rural electrification to the island of Cebu.

      The Company has signed a Memorandum of Agreement for with the Philippine Department of Agriculture National Irrigation Administration for a solar power project to bring potable water, irrigation, and power to rural Mindanao, Visayas and Luzon. The USTDA initiated the program by again funding a feasibility study by hydrogeologists and engineers engaged by us in 2002 to create groundwater maps for later equipment installations. Preparation of the groundwater maps has commenced.

(b) Products

Solar Water Systems

AquaSafe(TM) photovoltaic (PV) pumping systems use a proprietary method of control to drive off-the-shelf AC motors from PV power. The systems are low-cost, require no maintenance and have a long track record of reliable service. AquaSafe(TM) systems for drinking water and livestock watering are engineered to deliver water from shallow or deep wells. Multi-stage stacked impeller submersible pumps give the flexibility of flow from 5 gallons/min (20 lpm) to 260 gallons/min (1,000 lpm). The pumps are sized to power 1 to 5 HP motors.

AquaMax2200(TM) high yield hybrid irrigation pumps take WorldWater's AquaSafe(TM) remote water pumping systems to unprecedented levels. For the first time, more than 5,000 gallons per minute of water for irrigation can be powered by solar energy alone or in automatic combination with diesel generators or the electric grid. Irrigating fields in remote areas with solar requires no fuel costs, no need for regular maintenance, generates no noise and no pollution. And now with WorldWater's hybrid systems, if sun is not available the AquaMax(TM) automatically switches to another diesel or electrical power source.

The patented AquaDrive(TM) controller converts solar DC current to AC, then supplies the AC power to a pump from either the solar array or the grid or diesel generator or simultaneously from both sources. The hybrid operation is programmed to be completely automatic so manual intervention is not required to switch from one power source to the other.

The AquaCard(TM)/SmartCard(TM) water meter allows consumers to buy water with a pre-paid electronic card. During each sale, the meter deducts the charge and indicates the balance remaining on the card, which can be recharged at a designated vendor site with additional cash payment. Designed to be tamper-proof, the meter discourages wasteful spillage. Revenue collected from the AquaCard(TM)/SmartCard(TM) is used to pay for the solar water system. Generally, after five years the community owns the system and has a source of income for the duration of the system's life, expected to exceed 20 years.

SolPower(TM) Systems

SolPower(TM)PV power systems are designed for off-grid homes, schools, health clinics, and village community centers. The systems produce electricity for lighting, TV, radio, computers and a host of other uses. The key market for this power system is in developing countries where those living outside major cities are not connected to the electrical grid system.

Solar Lighting

SolBrite(TM), WorldWater's solar charged portable lantern, can be used virtually anywhere. A PV module charges a high-quality, maintenance-free battery, located in the base of the unit, to illuminate a bright fluorescent light.

SolLite(TM) WorldWater's solar light fixture, was developed by WorldWater engineers to meet the demands of the marketplace for an affordable light at half the price of the competition. SolLite(TM) also conserves energy, using less power while still achieving similar output.

(c) Marketing

      We are marketing the AquaMax(TM) and AquaSafe(TM) pumping systems and our other solar products worldwide to both institutional public and private commercial markets. Until 2002, our products were primarily marketed in developing nations where there is a great need for electrical power and clean water. In 2002, we began marketing domestically in California and New Jersey. Until our products were introduced, U.S. farms and water utilities had not been able to take advantage of the substantial statewide financial incentives for solar powered systems. Our high-powered solar pumps qualify to supply these markets and enable the buyer to benefit from the rebates and credits. Potential markets include agriculture, dairies, livestock farms, water utility districts, wineries and food processing (refrigeration pumps and compressors). Currently, in California, we have completed two installations driving a 50 HP irrigation pump and a 300 HP refrigeration compressor pump system, are engaged in the early stages of engineering and implementation of two 500 HP and two 300HP well pumps, and are conducting a field study for installation of solar irrigation pumping systems. In New Jersey, we have completed construction of a 22 kilowatt system for electricity for an organic farm. The price of the pumping systems we are marketing in California and New Jersey is in the $150,000 -$1,000,000 range. We have opened a sales and technical office in San Diego, California to service that market.

      Our international marketing efforts are largely concentrated in identifying specific project opportunities that have the potential for long-term growth, and identifying institutional sources that are capable and willing to finance these projects. In general, the long-term market potential in any emerging country is less predictable compared with that of a developed industrial country because emerging nations present higher degrees of political and currency risks.

      The need and price for water worldwide is growing annually. The United Nations estimates that $8 billion annually is currently spent in providing safe drinking water in developing countries, and that $100 billion will be required over the next five years. The problem of how to bring safe drinking water and electricity to the rural households in need is the focus of our proprietary solar technology. Solar energy is a plentiful resource that is well suited to the dispersed communities off the electrical grid.

(d) Market Size

      Over the last 15 years, the photovoltaic (PV) industry has grown in revenues from $2 million to over $1.5 billion. By 2020, worldwide annual PV direct sales are estimated at $27 billion and related sales are estimated at more than $50 billion per year as stated by the U.S. National Renewable Energy Laboratory Report, "Photovoltaics: Energy for the New Millennium," January 1, 2000. Advances in PV technology and corresponding reduction in costs continue to fuel the increasing demand for PV power. Great potential for PV technology also lies in developing countries where roughly 2 billion people lack electricity and water. Applications range from remote pumping, irrigation, telecommunications and lighting, to village size power production.

      Based on estimates by the United Nations Development Programme and the World Bank, the cost of bringing clean water to the 2 billion people who are without access to safe drinking water will be approximately $50 per person, or $100 billion total. Governments may be forced to reallocate their funding resources to address what the World Bank says will be a major problem of the 21st century - water shortages.

      A similar size investment is needed to supply electricity to underdeveloped nations. For example, our analysis of the remote power markets in the Philippines, where only 28 of the 2,800 inhabited islands have access to electricity, shows that a modest 10% penetration by solar power represents an outstanding market opportunity.

(e) Marketing Strategies

      WorldWater is marketing the AquaSafe(TM) and AquaMax2200(TM) pumping systems and its other solar products worldwide to both institutional public and private markets. These AquaMax(TM) solar water pumping systems are capable of operating pumps up to 600 horsepower, making it the first solar company in the world with the power to deliver mainstream electric pumping capacity.

      The new hybrid, AquaMax(TM), is a true breakthrough in terms of both power and flexibility. It will work by solar alone or interchangeably with existing grid electricity or diesel generators and operate pumps up to 600 HP, contributing significantly to a farmer's bottom line by cutting electrical or fuel costs whenever the sun is shining, which also happens to be the peak cost period for grid users.

      WorldWater is unique among its competition in that it does not merely solicit and await tendered contracts from emerging markets, governments or international agencies, but actively initiates projects by proposing rural water and power solutions to key decision-makers at the highest government levels. This "top down" water and power solution strategy is key for WorldWater and differentiates the Company from its competitors. Once WorldWater obtains recognition and acceptance at the highest levels, project development meetings are held with national and local level decision-makers. After the benefits of WorldWater's solar technology are made clear to officials, demonstrations and pilot programs are implemented. These field demonstrations give decision-makers a first hand look at how the systems operate and help to project the effectiveness of the Company's technology for large water and power schemes.

      WorldWater is also unique in that it provides solar solutions for water and electricity needs by:

      Combining the two technological requirements of solar engineering and water engineering, thus enabling the Company to more effectively implement turnkey programs;

      Utilizing Company specialists to find water sources;

      Conducting site assessments for appropriately-sized solar water pumping and electrical systems;

      Installing the Company's proprietary solar products;

      Focusing on community preparation and capacity-building for the technology;

      Arranging project financing.

      Most solar water projects are approached by large corporations as simply a means to sell solar panels. Community preparation - if done at all - is accomplished by very small local companies. WorldWater's competitors have been unable to match the comprehensiveness of its programs.

      Another key marketing strategy is the utilization of strategic alliances. WorldWater, as a water and power solutions provider, is in an ideal position to partner with major international organizations to enhance its financing capabilities and with local organizations to enhance implementation. (See Siemens Solar Industries - now Shell Solar - alliance for potential Sri Lankan business).

      WorldWater has a longstanding relationship with the U.S. based Vincent Uhl & Associates for hydrogeological studies. The two companies have successfully worked together in a number of markets. Mr. Uhl and his associates have located, drilled and tested new groundwater sources in Asia, Africa, and the Americas.

      In addition to alliances with solar panel manufacturers, community preparation organizations, governmental agencies, and hydrogeologists, WorldWater also works closely with financial institutions such as private investment funds, the U.S. Trade & Development Agency, the Export-Import Bank, World Bank, Winrock and USAID. Given the recognized need for safe drinking water and power in emerging nations, these financial organizations "earmark" funds for such projects in the form of loans, grants, or as guarantees to local banks.

      Domestically, WorldWater has worked closely with Rutgers University agro-engineers and Cumberland County College in developing solar drip irrigation systems for use in fresh and brackish water. WorldWater is currently in discussions with California State University of Fresno for use of solar power in domestic irrigation.

(f) Research and Development

      Research and Development expenditures were $169,837 and $302,332 in 2002 and 2001, respectively. A key strategy of WorldWater is to continue developing innovative, cutting edge products to meet water and electricity needs with proprietary solar technology. The Company holds a patent on the electronic board controller (AquaDrive(TM)) of the AquaSafe(TM) and AquaMax systems and have a patent pending on the electronics which match pump performances with available solar power input.

In addition to the AquaMax(TM) and AquaSafe(TM), WorldWater markets these and other solar products:

o SolPower(TM) PV systems that supply electricity for lights, radios, television, and refrigerators in villages and towns without access to electrical grids

o     SolPower(TM)for telecommunications networks, including cell phones

o     Rechargeable solar lanterns

      Other new products under development include solar drip irrigation systems, and solar brackish water irrigation systems. We work with Rutgers University agro-engineers and Cumberland County College in developing solar drip irrigation systems for use in fresh and brackish water. Brackish water, a mixture of fresh water and salt, and useless for drinking or irrigation, is prevalent throughout most of the world. If our research and development in this area is successful, our systems could turn brackish water into a new usable water source.

(g) Manufacturing

      Sub-contractors currently manufacture components of the AquaSafe(TM)and AquaMax2200(TM)systems in the United States. WorldWater will continue to source materials worldwide, based on quality and cost considerations.

(h) Patents

      We have filed and have obtained patents and continuations-in-part for our newly developed electronics systems and have filed for protections of our patents in certain key countries including the Philippines. Thomas McNulty, Sr. and Douglas Williams of our staff and Quentin T. Kelly, Chairman and CEO, together with Princeton University engineers have been issued patents, all of which are assigned to WorldWater. We hold a patent on the electronic board controller (AquaDrive ) of the AquaSafe and AquaMax2200 systems. The Company also holds a patent for the Solar Thermal Powered Water Pump. In addition the company has another patent pending on an electronic board which matches pump performances with available solar power input.

(i) Source and Availability of Raw Materials

      The solar modules used in our systems are composed of silicon and other photovoltaic materials. Suppliers of solar modules include Shell Solar, BP Solar, Kyocera, Sharp and Matrix Technologies. We have ordered solar modules and related articles from several suppliers and have not entered into any supply contracts.

(j) Competitive Conditions Affecting the Company

      Our products compete with both conventional and solar technologies that bring power to off-grid areas. The main competitive technologies are diesel and gasoline generators, and electrical grid extension. The cost of installing asolar pump may be more or less than the cost of an electrical grid extension, depending on the particular installation. The benefit of the solar pump is the reduction in on-going electric costs. The initial cost of acquiring a diesel pump is less than the initial cost of a solar pump. However, the operations and maintenance costs of the diesel pump are greater and, in remote areas, fuel and spare parts are not always readily available.

      Our most commonly encountered competitor is Grundfos A/S of Denmark, a manufacturer of a large range of water pumps including a solar pump line. Their pumps run off a specially wound AC motor which is significantly more expensive than the conventional AC pumps that we use. Grundfos units are also limited in capacity to about 4 kW. Our systems can operate pumps in the 300 KW range. Aero-Environment of California has somewhat similar technology using AC pumps but they currently are limited in size to about 3 horsepower. There are a number of other solar pump companies, including Solar Jack of the US, Sun Motor of Canada, Southern Cross of Australia, and Total Energie from Europe, which produce DC powered pumps.

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

(m) Employees

      On December 31, 2002, the company employed 14 people on a full-time basis. The company also hires consultants on an as-needed basis and has informal arrangements with two water consulting companies, the hydrogeological firm of Vincent Uhl Associates and Morehouse Engineering, specialists in water pumping and distribution and waste water treatment.

Risk Factors

Our business, results of operations and financial condition are subject to the risks set forth below. You should carefully consider these risks. Additional risks and uncertainties, including those that are not yet identified or that we currently think are insignificant, may also adversely affect our business, results of operations and financial condition.

THE COMPANY HAS HISTORICALLY INCURRED LOSSES AND LOSSES MAY CONTINUE IN THE
FUTURE

Since 1997, the Company has lost money. For the year ended December 31, 2002 and 2001, the Company sustained losses from operating activities of $1,885,631 and $1,472,222, respectively; the accumulated deficits for these periods were $15,422,015 and $13,497,884, respectively. Future losses are likely to occur. Accordingly, the Company may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms and, in such events, our operations may be reduced or curtailed.

THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN DUE TO RECURRING LOSSES AND WORKING CAPITAL SHORTAGES, WHICH MEANS THAT WE MAY NOT BE ABLE TO CONTINUE OPERATIONS UNLESS WE OBTAIN ADDITIONAL FUNDING

The reports of our independent accountants on our 2002 and 2001 financial statements, include an explanatory paragraph indicating that there is substantial doubt about the ability to continue as a going concern due to recurring losses and working capital shortages. The ability to continue as a going concern will be determined by the ability to obtain additional funding. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

IF THE COMPANY IS UNABLE TO RAISE ADDITIONAL CAPITAL TO FINANCE OPERATIONS, THE BUSINESS OPERATIONS WILL BE CURTAILED.

Operations have relied almost entirely on external financing to fund operations. Such financing has historically come from a combination of borrowings from and sale of common stock to third parties. The Company will need to raise additional capital to fund anticipated operating expenses and future expansion. Among other things, external financing will be required to cover operating costs. The sale of common stock to raise capital may cause dilution to existing shareholders. Inability to obtain adequate financing will result in the need to curtail business operations. Any of these events would be materially harmful to the business and may result in a lower stock price.

THE COMMON STOCK MAY BE AFFECTED BY LIMITED TRADING VOLUME AND MAY FLUCTUATE SIGNIFICANTLY.

There has been a limited public market for the Company's common stock and an active trading market for the common stock may not develop. As a result, this could reduce shareholders' ability to sell common stock in short time periods, or possibly at all. The common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations which could reduce the market price of our common stock without regard to operating performance. In addition, the Company believes that factors such as quarterly fluctuations in the financial results and changes in the overall economy or the condition of the financial markets could cause the price of the Company's common stock to fluctuate substantially.

THE CONVERSION OF PREFERRED STOCK WILL CAUSE DILUTION TO SHAREHOLDERS

The Company has designated and issued 66,667 shares of 7% convertible preferred stock, Series A, and 611,111 shares of 7% convertible preferred stock, Series B. The Series A convertible preferred stock was issued in September 2001 and has a term of three years. The Series B convertible preferred stock was issued in September 2000 and also has a term of three years. The Series A and Series B convertible preferred stock are convertible into an aggregate of 677,778 shares of common stock and automatically convert into common shares upon expiration at the end of three years. The conversion of the preferred stock will cause dilution to existing shareholders.

THE COMPANY'S COMMON STOCK IS DEEMED TO BE "PENNY STOCK," WHICH MAY MAKE IT MORE DIFFICULT FOR INVESTORS TO RESELL THEIR SHARES DUE TO SUITABILITY REQUIREMENTS

The Company's common stock is deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. Penny stocks are stock:

o     With a price of less than $5.00 per share;

o     That are not traded on a "recognized" national exchange;

o Whose prices are not quoted on the Nasdaq automated quotation system (Nasdaq listed stock must still have a price of not less than $5.00 per share); or

o In issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

Broker-dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker-dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor. These requirements may reduce the potential market for the Company's common stock by reducing the number of potential investors. This may make it more difficult for investors in the Company's common stock to sell shares to third parties or to otherwise dispose of them. This could cause the stock price to decline.

FAILURE TO RETAIN OR ATTRACT KEY PERSONNEL WILL HAVE A MATERIAL NEGATIVE IMPACT ON OPERATIONS

Our future success depends, in significant part, on the continued services of Quentin Kelly (our Chairman and Chief Executive Officer) and several other key officers. We may not able to find an appropriate replacement for any key personnel. Any loss or interruption of key personnel's services could have a material negative impact on our ability to develop our business plan. The Company maintains a key man life insurance policy on Quentin Kelly in the amount of $1,100,000.

In addition, the business plan relies heavily on attracting and retaining industry specialists with extensive technical and industry experience and existing relationships with many industry participants. The business plan also relies heavily on attracting and retaining qualified technical employees so the Company can fully develop and enhance its technology. The markets for experienced employees are extremely competitive. The ability to efficiently operate the business will be limited if the Company is not successful in our efforts to recruit and retain the personnel needed.

PROJECTS REQUIRE SUBSTANTIAL UP-FRONT COSTS BEFORE ANY REVENUES WILL BE REALIZED

A significant portion of revenue is expected to be derived from projects which require significant up-front expense. Revenues may not be realized until the projects are completed or certain significant milestones are met. Company failure, or any failure by a third-party with which we may contract, to perform services or deliver products on a timely basis could result in a substantial loss.

THE COMPANY MAY NOT BE ABLE TO PROTECT ITS INTELLECTUAL PROPERTY RIGHTS, AND THE COMPANY MAY INADVERTENTLY BE INFRINGING ON THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS, WHICH COULD RESULT IN SIGNIFICANT EXPENSE AND LOSS OF INTELLECTUAL PROPERTY RIGHTS.

If a court determines that we infringed on the rights of others, the Company may be required to obtain licenses from such other parties. The persons or organizations holding the desired technology may not grant licenses or the terms of such licenses may not be acceptable. In addition, the Company could be required to expend significant resources to develop non-infringing technology.

The Company relies on the registration of trademarks and trade names, as well as on trade secret laws and confidentiality agreements with its employees.

ANY FAILURE TO MEET THE TECHNOLOGICAL REQUIREMENTS CUSTOMERS MAY HINDER SALES OF PRODUCTS

The ability to continue to commercialize products is dependent on the advancement of existing technology. In order to obtain and maintain a significant market share, the Company is required to continue to make advances in technology. Any failures in such research and development efforts could result in significant delays in product development and have a material adverse effect. The Company may encounter unanticipated technological obstacles which either delay or prevent it from completing the development of its products and processes.

COMPETITIVE CONDITIONS AFFECTING WORLDWATER MAY LIMIT GROWTH AND PROFITABILITY

The Company's products compete with both conventional and solar technologies that bring power to remote areas. The main competitive technologies are diesel or gasoline generators and electrical grid line extension.

The cost of installing a solar pump may be more or less than the cost of grid line extension, depending upon the extent of the grid line extension. However, a pump run by solar power is less expensive than the cost of running a conventional electric pump because of the cost of grid line electricity from the local electric utility. It should be noted that the cost of electric line extension is usually subsidized by government authorities.

The initial cost of acquiring a diesel pump is less expensive than the initial cost of a solar pump. However, the operations and maintenance cost of the diesel pump is greater than a solar pump; in remote areas, availability of fuel and spare parts is also unreliable. An end user can pay off the higher cost of the solar pump over time from the savings otherwise spent on operations and maintenance of the diesel pump.

The Company's proprietary technology permits the use of "off-the-shelf" AC pumps opening a range of previously unavailable options for solar power. AC pumps are available in countries throughout the world, allowing replacement pumps and parts to be supplied on a local basis. Other forms of solar powered photovoltaic
(PV) pumping currently available use less reliable and less durable DC pumps or custom AC pumps which are more costly and not readily available in most developing countries.

In many regions of the world, competitive products are not available. In those markets where competition exists, the most commonly encountered competitors are Grundfos A/S of Denmark, a manufacturer of a large range of water pumps including a solar pump line, and Aero-Environment of California, which produce AC pumps. There are a number of other solar pump companies including Solar Jack of the US, Sun Motor of Canada, Southern Cross of Australia, and Total Energie from Europe which produce DC powered pumps. Competitors generally have far greater financial resources, more experienced marketing organizations and a greater number of employees.

The Company may not be successful in competing with these competitors for new customers or in retaining existing customers. Results of operations may suffer if we cannot compete with larger and better capitalized companies.

THE COMPANY'S MARKETING EFFORTS IN DEVELOPING NATIONS HAVE ENCOUNTERED SIGNIFICANT OBSTACLES THAT HAVE IMPEDED SALES

In addition to marketing efforts in the United States, the Company markets our products to developing nations. The ability of these customers to order and pay for products and services is dependent on a variety of factors including government approval, adequate funding and vigorous testing procedures. The Company has experienced significant obstacles in marketing products and services in developing nations, including delays caused by budget constraints, bureaucratic inefficiencies and regime changes.

DIRECTORS ARE NOT PERSONALLY LIABLE AND ARE INDEMNIFIED FOR BREACH OF FIDUCIARY DUTIES

The Certificate of Incorporation provides, as permitted by the Delaware General Corporation Law ("the DGCL"), and with certain exceptions, that directors shall not be personally liable to us or our stockholders for monetary damages for breach of fiduciary duty as a director. These provisions may discourage our stockholders from bringing suit against a director for breach of fiduciary duty and may reduce the likelihood of derivative litigation brought by stockholders against a director. In addition, the bylaws provide for mandatory indemnification of directors and officers to the fullest extent permitted by the DGCL.

THE COMPANY DEPENDS ON A LIMITED NUMBER OF SUPPLIERS OF COMPONENTS FOR OUR SYSTEMS, AND ANY DELAY IN SUPPLY COULD AFFECT ITS ABILITY TO FILL ORDERS

The Company currently purchases parts and materials from a limited number of suppliers. In addition, although historically the Company has not been dependent on any one supplier or group of suppliers of components for systems, it may become dependent in the future. The inability to obtain certain components on a timely basis would limit its ability to complete projects in a timely manner. However, the Company believes that acceptable alternative suppliers exist for each of the components in the event a supplier fails to provide components on a timely basis.

NO DIVIDENDS HAVE BEEN PAID BY THE COMPANY

The Company has never paid, nor does it anticipate paying, any cash dividends on its common stock. Future debt, equity instruments or securities may impose additional restrictions on its ability to pay cash dividends.

DELAWARE LAW AND THE COMPANY'S CHARTER MAY INHIBIT A TAKEOVER OF THE COMPANY THAT STOCKHOLDERS MAY CONSIDER FAVORABLE

Provisions of Delaware law, such as its business combination statute, may have the effect of delaying, deferring or preventing a change in control of our company, even if such transactions would have significant benefits to our stockholders. As a result, these provisions could limit the price some investors might be willing to pay in the future for shares of common stock.

THE COMPANY IS SUBJECT TO FOREIGN EXCHANGE RATE FLUCTUATIONS THAT MAY RESULT IN LOSSES

Operations overseas are subject to foreign currency exchange rate fluctuations. With respect to the Philippine currency, the parent will transfer funds to our Philippine subsidiary on an as needed basis and to the extent funds are available to avoid significant exposure to currency fluctuations. The Company may suffer losses due to adverse foreign currency exchange rate fluctuations.

FUTURE SALES BY STOCKHOLDERS MAY HAVE THE AFFECT OF LOWERING THE STOCK PRICE

Sales of the Company's common stock in the public market following this offering could lower the market price of the common stock. Sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable or at all. Of the 49,365,052 shares of our common stock outstanding as of December 31, 2002, 30,702,195 shares are, or will be, freely tradable without restriction, unless held by our "affiliates." The total number of shares that are freely tradeable less the amount held by affiliates is 30,230,195 shares. As of December 31, 2002, 18,569,107 shares of common stock held by existing stockholders are "restricted securities" and may be resold in the public market only if registered or pursuant to an exemption from registration. In addition, there are outstanding options and warrants, which, upon exercise or conversion would result in the issuance of an additional 15,697,896 shares of our common stock.

THE COMPANY'S COMMON STOCK HAS BEEN RELATIVELY THINLY TRADED AND WE CANNOT PREDICT THE EXTENT TO WHICH A TRADING MARKET WILL DEVELOP

The common stock has traded on the Over-the-Counter Bulletin Board. Thinly traded common stock can be more volatile than common stock trading in an active public market.

Item 2.  Description of Property

The Company's executive office, manufacturing facility and research and development facility are housed in a 12,000 square foot site located at 55 Route 31 South, Pennington, New Jersey 08534. This facility is leased under an operating lease expiring June 25, 2007. The Company also uses a second facility in Hopewell, New Jersey for conferences, meetings and demonstrations of its products. This facility is leased from Quentin T. Kelly, our Cahirman and Chief Executive Officer, on a month-to-month basis. See "Certain Relationships and Related Transactions."

      In August of 2002, the Company opened a sales and government liaison office in Sacramento, California under a one year lease expiring August 15, 2003.

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

Item 5.  Market for Common Equity and Related Stockholder Matters

(a) Price Range of Common Stock.

WorldWater Corp.'s common stock is traded on the OTC Electronic Bulletin Board and is listed under the stock symbol "WWAT.OB". High and low bid quotations are listed below:

                                           For the year ended December 31, 2002

                                                   HIGH           LOW

First Quarter................................      $0.30         $0.12
Second Quarter...............................      $0.28         $0.12
Third Quarter................................      $0.18         $0.12
Fourth Quarter...............................      $0.19         $0.11

(b) Holders of Common Stock

As of March 28, 2003, the common stock price was $0.14 and there were approximately 791 shareholders of record for the Company's common stock. The number of record holders does not include holders whose securities are held in street name.

(c) Dividends

The Company has not declared or paid, nor has it any intention to pay any cash dividends on its common stock in the foreseeable future.

(d) Redemption Provisions of Preferred Stock

The Company issued 0 and 66,667 shares in 2002 and 2001, respectively, of Series A 7% three year Convertible Preferred Stock at $0.90 per share. The Series A Preferred Shares are callable at $1.80 if the market bid price remains over the call level for 20 days.

In November 2001 the Company converted 1,111,055 shares plus preferred dividends of $104,995 at $0.25 per share for a total of 4,419,778 common shares. In accordance with SFAS No. 84, "Induced Conversions of Convertible Debt (an Amendment of APB Opinion No. 26)", the Company recorded a charge to retained earnings of $722,478. The charge was equal to the fair value of the common stock received less the fair value of the common stock that would have been received pursuant to the original conversion terms of the Series A Preferred Stock. This charge was recorded as accretion of preferred stock dividends on the accompanying statement of operations and as a component of the net loss available to common shareholders.

The Company will pay 7% dividends annually on both the Series A and Series B Preferred Stock based on its per share value as determined by the Board of Directors based upon the results of operations and the financial condition of the Company.

The Series A and Series B preferred stock shares automatically convert into common shares upon expiration at the end of three years.

SALES OF RESTRICTED SECURITIES DURING THE FOURTH QUARTER 2002

In October the Company issued 1,000,000 common stock shares for cash totaling $100,000 and attached warrants to purchase 500,000 common stock shares with an exercise price of $0.10 and a two-year term. The Company relied on Section 4(2) of the Act as a basis of exemption from registration.

      On November 8, 2002, we entered into a Securities Purchase Agreement with Millennium 3 Opportunity Fund, LLC. Under the terms of the purchase agreement, Millennium acquired:

- an aggregate of $500,000 principal amount of our 10% Convertible Notes Due 2005, which are currently convertible into an aggregate of 3,571,430 shares of our common stock;

- warrants to purchase an aggregate of 1,190,500 shares of our common stock at an exercise price of $.20 per share; and

- warrants to purchase an aggregate of 1,190,500 shares of our common stock at an exercise price of $.50 per share.

      The notes bear interest at a rate of 10% per annum payable semi-annually commencing May 2003. Interest is payable in cash or shares of our common stock at the election of Millennium. The $.20 warrants contain a cashless exercise provision, but otherwise have the same rights as the $.50 warrants, which do not contain a cashless exercise provision. Millennium also had the right to acquire up to an additional $2,000,000 in principal amount of our 10% Convertible Notes due 2005, prior to December 31, 2002. Millennium did not exercise its right to acquire the additional securities.

      We also entered into an Investor Rights Agreement with Millennium under which Millennium has certain rights, including the right but not the obligation, to designate one member of our board of directors, who shall also serve on our compensation committee and executive committee. As of this date, Millennium has not designated a board member.

      We are registering the shares of common stock issuable upon conversion of the notes and exercise of the warrants beneficially owned by Millennium under the terms of a Registration Rights Agreement between us and Millennium. In the event we fail to register the shares of common stock underlying the notes and warrants beneficially owned by Millennium pursuant to the terms of the Registration Rights Agreement, the conversion price under the notes will be lowered as set forth in the Registration Rights Agreement.

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

General

The Company is a solar engineering - water management company with high-powered solar technology providing solutions to water supply problems. Until the first quarter of 2002, it had been a development-stage enterprise organized to design, develop, manufacture and market solar water pumping systems. Its business was focused exclusively on helping developing countries with water and power problems. Its solar water pumping systems were capable of running only small pumps that were adequate to meet the needs of villages and rural communities in developing countries. The Company continues to seek opportunities throughout the world, including the Philippines, Sri Lanka and East Africa. Through research and development, the Company's technology is now capable of operating up to 600 horsepower pumps for irrigation, refrigeration and water utility pumping systems. This increased power capability coupled with growing energy shortages in the United States has opened domestic market opportunities that have become the principal focus of its business. Throughout 2003, the Company intends to focus efforts on the enhancement and aggressive implementation of its marketing program, which includes institutional public and private commercial markets in California, New Jersey and other states that offer incentives for alternative power sources.

Results of Operations:

Year ended December 31, 2002 ("Fiscal 2002")
Year ended December 31. 2001 ("Fiscal 2001")

Revenue

For the year ended December 31, 2002 net revenues increased to $643,541 as compared to $241,045 for the year ended December 31, 2001. Equipment sales and grant revenue for the year ended December 31, 2002 were $386,916 and $256,625 as compared to $118,212 and $122,833 for the year ended December 31, 2001. Equipment sales increased by $268,704 or 227% as compared to the previous year and grant revenue increased by $133,792 or 109%.

In January of 2002, the Company began work on a water and power feasibility study for the Government of the Philippines (Department of Agriculture) funded by the U.S. Trade and Development Agency (USTDA) in the amount of $302,500. During 2002, the Company realized $256,625 of revenue from this grant entered into by and between the Philippines National Irrigation Administration and the Company for the preparation of a feasibility study on the Mindanao Appropriate Irrigation Technologies for Enhanced Agricultural Production project. A nationwide irrigation development project is scheduled to follow on completion of the study. The Company also began work installing its first solar pumping system in the community of Ronda on the island of Cebu, Philippines.

Early in 2002, the Company addressed the uncertainty of oversees market fluctuations with a new focus on domestic business. During the fourth quarter of 2002, the Company completed installation of its first AquaMax(TM) system powering a 50 horsepower irrigation pump at a ranch located in California which amounted to $293,000 of revenue. Also in California, the Company began implementation of a 300 horsepower solar powered system for a food processing refrigeration unit ($891,000 contract) and instituted engineering and planning for four pumping systems of 300 and 500 horsepower for a water utility district in California ($4 million contract). In New Jersey, the first contract was signed with an organic farm ($177,000) where work is underway with anticipated completion in March 2003. With the current backlog of orders which total more than $5 million the Company anticipates being able to cover its fixed and variable marketing and general and administrative expenses by the third quarter of 2003. Until that time, the Company will continue to source private funding of equity and debt.

Cost of Sales and Gross Profit

Cost of sales for the years ended 2002 and 2001 were $531,188 and $181,526, respectively. Cost of sales for equipment increased $339,114 to $420,800 or 415% on a 167% increase in sales. Costs associated with grant revenue increased $10,548 on an increase of revenue of approximately 109%.

Gross profit for the years ended 2002 and 2001 was $112,353 and $59,519, respectively. Gross loss on equipment sales for the year ended December 31, 2002 was $33,884 as compared to a gross profit of $36,526 from the previous year. The gross loss in 2002 was attributable to the execution of the Company's first installation of a 50 horsepower irrigation pump where we experienced slight cost overruns for various contracted labor. These overruns have been addressed and fixed contracting prices have now been established.

Marketing, General and Administrative

Marketing, general and administrative expenses were $1,888,552 for the year ended December 31, 2002 as compared to $1,291,635 in 2001, an increase of 46% on a 167% increase in revenue. This increase is primarily attributable to an increase in sales efforts and staffing necessary to capture the newly developed domestic market. We are gradually increasing our current staffing levels but have found it necessary to hire consultants from time to time therefore increasing this expense as compared to the same period in 2001. Assuming that the domestic business continues to grow steadily, it will be necessary to recruit additional staff to implement the contracts.

Research and Development

Research and development expenses were $169,837 for the year ended December 31, 2002 compared to $302,332 in 2001. The company introduced its new solar energy pumping technology capable of generating high power in February of 2002 at the Agricultural Expo in Tulare, California. Research and development expenses have since been lower as the company focuses its efforts on introducing this technology to the marketplace, focusing primarily in the Philippines, California and New Jersey.

Loss from Operations

Operating loss for the year ended December 31, 2002 was $1,946,036 as compared to $1,534,448 from the previous year.

Income Taxes

The Company recognized no income tax expense for 2002 and 2001 to date.

The Company participates in the State of New Jersey's corporation business tax benefit certificate transfer program (the "Program"), which allows certain high technology and biotechnology companies to transfer unused New Jersey net operating loss carryovers and research and development tax credits to other New Jersey corporation business taxpayers. During 2002 and 2001, the Company submitted applications to the New Jersey Economic Development Authority (the "EDA") to participate in the Program and the applications were approved. The EDA then issued certificates certifying the Company's eligibility to participate in the Program for these years.

The program requires that a purchaser pay at least 75% of the amount of the surrendered tax benefit. During 2002 and 2001, the Company sold approximately $1,448,912 and $1,729,498 of its New Jersey state net operating loss carryforwards and $12,660 and $17,001 of its research and development tax credits for $121,603 and $145,148, respectively and recognized a tax benefit for that amount.

In the event of a change in ownership, the Tax Reform Act of 1986 (the "Act") provides for a potential limitation on the annual use of net operating loss
(NOL) and research and development tax credit carryforwards that could significantly limit the Company's ability to utilize these carryforwards. Accordingly, because tax laws limit the time during which these carryforwards may be applied against future taxes, the Company may not be able to take full advantage of the net operating losses and credit carryforwards for Federal income tax purposes.

Liquidity and Capital Resources

The net increase in cash from all activities in 2002 was $122,459 as compared to net cash used of $49,114 in 2001. The cash used in operating activities was $1,479,467 compared to $882,732 in 2001. The primary increase for use of cash for operating activities is attributable to the increase in domestic sales efforts as the company takes an aggressive approach in capturing this market opportunity and the payment of accrued taxes at the beginning of the year. The cash used in investing activities was $10,663 as compared to $19,069 in 2001.

The cash provided by financing activities in 2002 was $1,608,557 as compared to $863,328 in 2001. The company continued to finance its operations through the sale of restricted stock and convertible debentures. In January 2002, the Company consummated an agreement with two related investment companies for the sale of 1,667,000 shares each of common stock for a purchase price of $250,000 each. Warrants to purchase 1,667,000 shares of common stock also were issued in the transaction. A total of 1,168,000 warrants were exercised in 2002, generating an additional $175,200 of proceeds. Under the terms of a Securities Purchase Agreement executed on November 8, 2002, the Company received $400,940 in net proceeds from a private placement offering of 10% convertible notes along with warrants to purchase 1,190,500 shares of common stock. Throughout 2002, an individual invested an additional $250,000 for 1,666,668 common shares along with warrants to purchase an additional 1,000,000 shares of common stock.

At December 31, 2002, the Company had a working capital deficiency of $1,082,224 and a stockholders' deficiency of $1,530,091. It has experienced continuing negative cash flows from operations, which have resulted in the inability to pay certain existing liabilities in a timely manner. The Company has financed operations, which historically have mainly focused on research and development, through private funding of equity and debt.

The Company expects to continue to incur losses until such time as it gains greater market acceptance of our new technology at selling prices and volumes which provide adequate gross profit to cover operating costs and generate positive cash flow. Working capital requirements will depend upon numerous factors, including the level of resources devoted to the scale-up of installation activities, and increased sales and marketing.

Management has developed a financial plan to address working capital deficiency and to increase the cash provided by financing activities. Since early 2000, this has included the issuance of restricted stock and convertible debentures. While this financial plan has sufficiently funded operations to date, that is, funding the development and introduction of its solar technology, and will continue to do so if executed successfully, the cash balance as of December 31, 2002, and the cash received subsequently, is insufficient to fund operations for the first quarter of 2003. While the Company is currently pursuing additional project and purchase order financing from banks and other parties, and believe, based upon past experience, sufficient funding may be available, it should be noted that no firm commitment for such funding currently exists.

Critical Accounting Estimates

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

Deferred tax assets and liabilities are determined based on the temporary differences between the financial reporting and the tax basis of assets and liabilities, applying enacted statutory tax rates in effect for the year in which the differences are expected to reverse. Future tax benefits, such as net operating loss carryforwards, are recognized to the extent that realization of these benefits is considered more likely than not.

Item 7. Financial Statements

      The financial statements of the Company, including the notes thereto, together with the report of the independent public accountant thereon, are presented beginning on page 34.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Effective January 15, 2003, we dismissed our independent accountants. Since December 18, 1998, Civale, Silvestri, Alfieri, Martin & Higgins, LLC ('Civale'), or a predecessor entity, has served as the Company's independent accounts. The decision not to retain Civale as the company's independent accountants for the fiscal year 2002 is not a reflection on Civale's capabilities or quality of service. The reports of Civale on our financial statements for the past two fiscal years did not contain any adverse opinion, disclaimer of opinion or any qualifications or modifications related to uncertainty, limitation of audit scope or application of accounting principles, except that Civales' reports on our financial statements for the past two fiscal years did contain a modification as to the uncertainty of our ability to continue as a going concern. The decision to change the our independent accountant was approved by our Board of Directors.

In connection with its audits for the two most recent fiscal years and through January 15, 2003, there have been no disagreements with Civale on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Civale would have caused them to make reference thereto in their report on the financial statements for such years. During the two most recent fiscal years and through January 15, 2003, there have been no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K promulgated under the Securities Act of 1933, as amended).

Effective January 15, 2003, we engaged Amper, Politziner & Mattia ('Amper') as our new independent accountant to audit our financial statements for the year ended December 31, 2002. During the two most recent fiscal years and through January 15, 2003, we have not consulted with Amper regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements; or (ii) any matter that was either the subject of a disagreement or a reportable event as defined in Item 304(a)(2) of Regulation S-K.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) of the Exchange Act

Information with respect to Item 9 is set forth in the Proxy Statement to be filed with the Securities and Exchange Commission on or before April 30, 2003 and is incorporated herein by reference.

Item 10.  Executive Compensation

Information with respect to Item 10 is set forth in the Proxy Statement to be filed with the Securities and Exchange Commission on or before April 30, 2003 and is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to Item 11 is set forth in the Proxy Statement to be filed with the Securities and Exchange Commission on or before April 30, 2003 and is incorporated herein by reference.

Item 12.  Certain Relationships and Related Transactions

Information with respect to Item 12 is set forth in the Proxy Statement to be filed with the Securities and Exchange Commission on or before April 30, 2003 and is incorporated herein by reference.

Part IV

Item 13. Exhibits List and Reports on Form 8-K

Exhibit
Number                    Description
-------                   -----------

(a) Exhibits:

2.1 Plan of Merger of WorldWater Corp., a Nevada corporation with and into WorldWater Corp., a Delaware corporation, filed with the State of Delaware April 30, 2001. Incorporated by reference to Exhibit 2.1 to Company's Form SB-2 filed with the Securities and Exchange Commission on January 3, 2003 (No. 000-16936).

2.2 State of Nevada Articles of Merger, filed with the State of Nevada May 9, 2001. Incorporated by reference to Exhibit 2.2 to Company's Form SB-2 filed with the Securities and Exchange Commission on January 3, 2003 (No. 000-16936).

2.3 Certificate of Merger of Domestic Corporation and Foreign Corporation filed with State of Delaware April 30, 2001. Incorporated by reference to
      Exhibit 2.3 to Company's Form SB-2 filed with the Securities and Exchange Commission on January 3, 2003 (No. 000-16936).

3.1 Certificate of Incorporation. Incorporated by reference to Exhibit 4.1 to Company's Form S-8 dated July 23, 2001 filed with the Securities and Exchange Commission on August 1, 2001 (No. 333-66484).

3.2 Certificate of Amendment of Certificate of Incorporation. Incorporated by reference to Exhibit 3.2 to Company's Form SB-2 filed with the Securities and Exchange Commission on January 3, 2003 (No. 000-16936).

3.3 Amended and Restated By-laws of WorldWater Corp. Incorporated by reference to Exhibit 4.2 to Company's Form S-8 dated July 23, 2001 filed with the Securities and Exchange Commission on August 1, 2001 (No. 333-66484).

10.1 Securities Purchase Agreement between WorldWater Corp. and Millennium 3 Opportunity Fund, LLC dated November 8, 2002. Incorporated by reference to
      Exhibit 10.1 to Company's Form 10QSB/A filed with the Securities and Exchange Commission on November 18, 2002 (No. 000-16936).

10.2 Investor Rights Agreement between WorldWater Corp. and Millennium 3 Opportunity Fund, LLC. Incorporated by reference to Exhibit 10.2 to Company's Form 10QSB/A filed with the Securities and Exchange Commission on November 18, 2002 (No. 000-16936).

10.3 Registration Rights Agreement between WorldWater Corp. and Millennium 3 Opportunity Fund, LLC. Incorporated by reference to Exhibit 10.3 to Company's Form 10QSB/A filed with the Securities and Exchange Commission on November 18, 2002 (No. 000-16936).

10.4 10% Convertible Note Due 2005 between WorldWater Corp. and Millennium 3 Opportunity Fund, LLC. Incorporated by reference to Exhibit 10.4 to Company's Form 10QSB/A filed with the Securities and Exchange Commission on November 18, 2002 (No 000-16936).

10.5 Warrant to Purchase 595,250 shares at $0.20 between WorldWater Corp.and Millennium 3 Opportunity Fund, LLC. Incorporated by reference to Exhibit
      10.5 to Company's Form 10QSB/A filed with the Securities and Exchange Commission on November 18, 2002 (No. 000-16936).

10.6 Warrant to Purchase 595,250 shares at $0.50 between WorldWater Corp. and Millennium 3 Opportunity Fund, LLC. Incorporated by reference to Exhibit
      10.6 to Company's Form 10QSB/A filed with the Securities and Exchange Commission on November 18, 2002 (No. 000-16936).

10.7 Stock Purchase Agreement between WorldWater Corp., Kuekenhof Partners L.P. and Kuekenhof Equity Fund L.P. dated December 31, 2001. Incorporated by reference to Exhibit 10.7 to Company's Form SB-2 filed with the Securities and Exchange Commission on January 3, 2003 (No. 000-16936).

10.8  Stock Purchase Agreement between WorldWater Corp. and Joann Jordan, David
      D. Jordan and Lavorsia D. Jordan Custodian for Cayla Rae Jordan Dated January 15, 2002. Incorporated by reference to Exhibit 10.8 to Company's Form SB-2 filed with the Securities and Exchange Commission on January 3, 2003 (No. 000-16936).

10.9 Stock Purchase Agreement between WorldWater Corp. and Peter Teevan dated January 15, 2002. Incorporated by reference to Exhibit 10.9 to Company's Form SB-2 filed with the Securities and Exchange Commission on January 3, 2003 (No. 000-16936).

10.10 Quentin T. Kelly Employment Agreement dated January 1, 2002. Incorporated by reference to Exhibit 10.10 to Company's Form SB-2 filed with the Securities and Exchange Commission on January 3, 2003 (No. 000-16936).

10.11 Amendment to Quentin T. Kelly Employment Agreement dated July 1, 2002. Incorporated by reference to Exhibit 10.11 to Company's Form SB-2 filed with the Securities and Exchange Commission on January 3, 2003 (No. 000-16936).

10.12 Restricted Stock Agreement for Quentin T. Kelly dated July 1, 2002. Incorporated by reference to Exhibit 10.12 to Company's Form SB-2 filed with the Securities and Exchange Commission on January 3, 2003 (No. 000-16936).

23.1  Consent of Amper, Politziner & Mattia, P.C.

23.2  Consent of Civale, Silvestri, Alfieri, Martin & Higgins, LLC

99.1  Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002.

99.2  Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K.

There were no Forms 8-K filed by the registrant during the fourth quarter of 2002.

Item 14. Controls and Procedures.

      (a) Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days before the filing date of this Form 10-K. Based on their evaluation, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

      (b) Changes in internal controls. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

Signatures

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WorldWater Corp.
(Registrant)

By:  /s/ Quentin T. Kelly                        Date:  March 28, 2003
------------------------------
Quentin T. Kelly, Chairman/CEO

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                              Title                         Date

/s/ Quentin T. Kelly         Chairman/Chief Executive           March 28, 2003
--------------------------     Officer
Quentin T. Kelly


 /s/ Terri Lyn Harris        Vice President/Controller          March 28, 2003
--------------------------
Terri Lyn Harris


 /s/ Joseph Cygler           Director                           March 28, 2003
--------------------------
Joseph Cygler


 /s/ Rolf Frauenfelder       Director                           March 28, 2003
--------------------------
Rolf Frauenfelder


 /s/ Dr. Davinder Sethi      Director                           March 28, 2003
--------------------------
Dr. Davinder Sethi


 /s/ Lange Schermerhorn      Director                           March 28, 2003
--------------------------
Lange Schermerhorn

CERTIFICATION PURSUANT TO RULE 13-A-14 OR 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Quentin T. Kelly, certify that:

1. I have reviewed this annual report on Form 10-KSB of WorldWater Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a. designed such disclosure controls and procedures to ensure the material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


By:    /s/ Quentin T. Kelly
------------------------------------
Name:  Quentin T. Kelly
Title:  Chief Executive Officer and Chairman of the Board

Dated:  March 28, 2003

CERTIFICATION PURSUANT TO RULE 13-A-14 OR 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Terri Lyn Harris, certify that:

1. I have reviewed this annual report on Form 10-KSB of WorldWater Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a. designed such disclosure controls and procedures to ensure the material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:    /s/ Terri Lyn Harris
---------------------------------
Name:  Terri Lyn Harris
Title:  Chief Financial Officer

Dated:  March 28, 2003

                          Independent Auditors' Report

To the Shareholders of
WorldWater Corporation and Subsidiary

We have audited the accompanying consolidated balance sheet of WorldWater Corp. and Subsidiaries as of December 31, 2002, and the related consolidated statement of operations, changes in stockholders' equity (deficiency) and cash flows for the year ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position at December 31, 2002, the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital and stockholders'deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Amper, Politziner & Mattia, P.C.
------------------------------------

March 26, 2003
Edison, New Jersey

                          Independent Auditors' Report

To The Board of Directors and Shareholders,
WorldWater Corp:

We have audited the accompanying consolidated balance sheets of WorldWater Corp. and Subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of WorldWater (Phils.), Inc., a wholly-owned subsidiary, which statements reflect total assets of 33 and 19 percent and revenues constituting 25 and 0 percent, respectively, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amount included for WorldWater (Phils.), Inc., is based solely on the report of other auditors.

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

/s/ Civale, Silvestri, Alfieri, Martin & Higgins, LLC
-----------------------------------------------------

Civale, Silvestri, Alfieri, Martin & Higgins, LLC
Mercerville, New Jersey
April 13, 2002

                        WORLDWATER CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                           December 31, 2002 and 2001

       Assets                                                   2002            2001
                                                                ----            ----
Current Assets:
    Cash and cash equivalents                                $    140,574    $     18,115
    Accounts receivable, net of allowance for doubtful
        accounts of $8,980 in 2002 and $3,760 in 2001             283,172          53,634
    Inventory                                                      61,862          55,118
    Deferred contract costs                                       583,643              --
    Prepaid expenses                                               16,585          15,746
                                                             ------------    ------------
       Total Current Assets                                     1,085,836         142,613
    Equipment and leasehold improvements, Net                      88,587         117,698
    Deposits                                                        3,547           4,773
                                                             ------------    ------------
       Total Assets                                          $  1,177,970    $    265,084
                                                             ============    ============
       Liabilities and Stockholders' (Deficiency)

Current Liabilities:
    Notes payable                                            $    197,000    $    167,000
    Notes payable, related parties                                102,000          81,500
    Current maturities of long-term debt                          171,937         177,199
    Customer deposits payable                                     243,172              --
    Accounts payable and accrued expenses                       1,453,951         718,067
                                                             ------------    ------------
       Total Current Liabilities                                2,168,060       1,143,766
    Long-term debt                                                540,001          61,270
                                                             ------------    ------------
       Total Liabilities                                        2,708,061       1,205,036
                                                             ------------    ------------

Commitments and contingencies                                          --              --

Stockholders' (Deficiency):
    Preferred Stock 7% Convertible,$.01 par value;
      authorized 10,000,000; issued and outstanding
      at December 31, 2002 and 2001:
          Series A  66,667 shares, liquidation
            preference $60,000                                        667             667
          Series B  611,111 shares liquidation
            preference $550,000                                     6,111           6,111
    Common stock, $.001 par value; authorized 100,000,000;
       issued and outstanding 49,365,052 and 40,761,489
       shares at December 31, 2002 and 2001, respectively          49,365          40,761
    Additional paid-in capital                                 13,849,859      12,521,034
    Accumulated other comprehensive expense                       (14,078)        (10,641)
    Accumulated deficit                                       (15,422,015)    (13,497,884)
                                                             ------------    ------------
       Total Stockholders' (Deficiency)                        (1,530,091)       (939,952)
                                                             ------------    ------------
       Total Liabilities and Stockholders' (Deficiency)      $  1,177,970    $    265,084
                                                             ============    ============

               The Notes to Consolidated Financial Statements are
                     an integral part of these statements.

                        WORLDWATER CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                   For the years ended December 2002 and 2001

                                                        2002           2001
                                                        ----           ----
Revenue:
    Equipment sales                                  $   386,916    $   118,212
    Grant revenue                                        256,625        122,833
                                                     -----------    -----------
        Total                                            643,541        241,045
                                                     -----------    -----------
Cost of goods sold:
    Cost of equipment sales                              420,800         81,686
    Cost of grant revenue                                110,388         99,840
                                                     -----------    -----------
                                                         531,188        181,526
                                                     -----------    -----------
Gross Profit                                             112,353         59,519
                                                     -----------    -----------
Operating Expenses:
    Research and development expense                     169,837        302,332
    Marketing, general and administrative expenses     1,888,552      1,291,635
                                                     -----------    -----------
        Total Expenses                                 2,058,389      1,593,967
                                                     -----------    -----------
Loss from Operations                                  (1,946,036)    (1,534,448)
                                                     -----------    -----------
Other Expense (Income)
    Interest expense (income), net                        61,198         82,922
                                                     -----------    -----------
        Total Other Expense (Income), Net                 61,198         82,922
                                                     -----------    -----------
Loss before income taxes and extraordinary item       (2,007,234)    (1,617,370)
Benefit from sale of NJ net operating losses             121,603        145,148
                                                     -----------    -----------
Net loss                                              (1,885,631)    (1,472,222)

  Accretion of preferred stock dividends                 (38,500)      (877,640)
                                                     -----------    -----------
Net Loss Applicable to Common Shareholders           $(1,924,131)   $(2,349,862)
                                                     ===========    ===========
Net Loss Applicable per Common Share:
     Basic                                           $     (0.04)   $     (0.07)
                                                     ===========    ===========
     Diluted                                         $     (0.04)   $     (0.07)
                                                     ===========    ===========
Shares used in Per Share Calculation:
     Basic                                            46,151,102     33,832,459
                                                     ===========    ===========
     Diluted                                          46,151,102     33,832,459
                                                     ===========    ===========

              The Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                        WORLDWATER CORP. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                 For the years ended December 31, 2002 and 2001

                                                                                      Additional    Additional
                                                                                        Paid-In       Paid-In
                                        Common Stock             Preferred Stock        Capital       Capital      Accumulated
                                     Shares    Par Value       Shares     Par Value    (Common)     (Preferred)       Deficit
                                     ------    ---------       ------     ---------    --------     -----------       -------
Balance, December 31, 2000         32,330,811    $32,331      1,722,166    $17,222    $ 9,461,695    $1,382,728    $(11,148,022)
Conversion of preferred stock
   - Series A                       4,419,778      4,420     (1,111,055)    11,111)       995,530      (988,839)             --
   - Accretion of dividends                --         --             --         --        827,473        50,167        (877,640)
Issuance of preferred stock
  for cash - Series A                                            66,667        667             --        59,333              --
Private placement issuance
  costs                                    --         --             --         --       (112,720)           --              --
Issuance of common stock
  for cash                          2,456,000      2,455             --         --        486,978            --              --
Issuance of common stock
  for warrants exercised              270,750        271             --         --         78,729            --              --
Issuance of common stock
  for services                        886,000        886             --         --        157,750            --              --
Issuance of common stock
  for options exercised               398,150        398             --         --        122,210            --              --
Comprehensive loss:
  Net loss                                 --         --             --         --             --            --      (1,472,222)
Other comprehensive expense -
  Currency translation adjustment          --         --             --         --             --            --              --
Total comprehensive loss

Balance, December 31, 2001         40,761,489     40,761        677,778      6,778     12,017,645       503,389     (13,497,884)
                                 ------------    -------   ------------    -------    -----------    ----------    ------------
Preferred Stock
   -Accretion of dividends                 --         --             --         --             --        38,500         (38,500)
Issuance of common stock
   and warrants for cash            5,500,335      5,500             --         --        794,525            --              --
Issuance of common stock
  for warrants exercised            1,168,000      1,168             --         --        174,032            --              --
Issuance of common stock
  for services                      1,342,335      1,343             --         --        212,998            --              --
Issuance of common stock
  for options exercised               592,893        593                                  108,770            --              --
Comprehensive loss:
  Net loss                                 --         --             --         --             --            --      (1,885,631)
Other comprehensive expense -
  Currency translation adjustment          --         --             --         --             --            --              --

Total comprehensive loss                   --         --             --         --             --            --              --
                                 ------------    -------   ------------    -------    -----------    ----------    ------------
Balance, December 31, 2002         49,365,052    $49,365        677,778    $ 6,778    $13,307,970    $  541,889    ($15,422,015)
                                 ============    =======   ============    =======    ===========    ==========    ============


                                  Accumulated
                                     Other
                                 Comprehensive
                                 Income (Loss)        Total
                                 -------------        -----
Balance, December 31, 2000         $     --      $   (254,046)
Conversion of preferred stock
   - Series A                            --                --
   - Accretion of dividends              --                --
Issuance of preferred stock
  for cash - Series A                                  60,000
Private placement issuance
  costs                                  --          (112,720)
Issuance of common stock
  for cash                               --           489,433
Issuance of common stock
  for warrants exercised                 --            79,000
Issuance of common stock
  for services                           --           158,636
Issuance of common stock
  for options exercised                  --           122,608
Comprehensive loss:
  Net loss                               --        (1,472,222)
Other comprehensive expense -
  Currency translation adjustment   (10,641)          (10,641)
                                                 ------------
Total comprehensive loss                           (1,482,863)
                                                 ------------
Balance, December 31, 2001          (10,641)         (939,952)
                                   --------      ------------
Preferred Stock
   -Accretion of dividends               --                --
Issuance of common stock
   and warrants for cash                 --           800,025
Issuance of common stock
  for warrants exercised                 --           175,200
Issuance of common stock
  for services                           --           214,341
Issuance of common stock
  for options exercised                  --           109,363
Comprehensive loss:
  Net loss                               --        (1,885,631)
Other comprehensive expense -
  Currency translation adjustment    (3,437)           (3,437)
                                                 ------------
Total comprehensive loss                 --        (1,889,068)
                                   --------      ------------
Balance, December 31, 2002         $(14,078)     ($ 1,530,091)
                                   ========      ============


              The Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                        WORLDWATER CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 For the years ended December 31, 2002 and 2001

                                                                   2002           2001
                                                                   ----           ----

Cash Flows from Operating Activities:
    Net loss                                                   $(1,885,631)   $(1,472,222)
    Adjustments to reconcile net loss to
       net cash used in operating activities:
           Depreciation                                             41,000         45,048
           Issuance of options for service and interest                 --         78,250
           Issuance of stock for service                           214,341         60,000
           Bad debts                                                 5,220         (6,240)
           Changes in assets and liabilities:
               Accounts receivable                                (234,758)        58,919
               Inventory                                            (6,744)        33,589
               Deferred contract costs                            (583,643)            --
               Prepaid expenses                                       (839)        (9,092)
               Customer deposits payable                           243,172             --
               Accounts payable and other accrued expenses         735,884        329,016
                                                               -----------    -----------
                   Net Cash (Used in) Operating Activities      (1,471,998)      (882,732)
                                                               -----------    -----------
Cash Flows from Investing Activities:
    Purchase of equipment and leasehold improvements               (11,889)        (4,623)
    Deposits                                                         1,226        (14,446)
                                                               -----------    -----------
                   Net Cash Provided by (Used in)
                     Investing Activities                          (10,663)       (19,069)
                                                               -----------    -----------
Cash Flows from Financing Activities:
    Proceeds from issuance of long-term debt                       600,000         10,000
    Payments on long-term debt                                    (126,531)        (5,879)
    Proceeds from issuance of notes payable                        351,500        406,000
    Payments on notes payable                                     (301,000)      (205,500)
    Proceeds from issuance of common stock                       1,084,588        658,707
                                                               -----------    -----------
                   Net Cash Provided by Financing Activities     1,608,557        863,328
                                                               -----------    -----------
Net effect of currency translation                                  (3,437)       (10,641)

Net Increase (Decrease) in Cash and cash equivalents               122,459        (49,114)

Cash and cash equivalents at Beginning of Year                      18,115         67,229
                                                               -----------    -----------
Cash and cash equivalents at End of Year                       $   140,574    $    18,115
                                                               ===========    ===========

              The Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                        WORLDWATER CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   Liquidity

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

(2)   Formation of the Company

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

(3)   Nature of the Business and Summary of Significant Accounting Policies

      Description of the Business

      The Company operates in one business segment as a full-service water management and solar energy company, designing, developing and marketing technology relating to water needs and solar power applications. The Company advises and supplies governments and industry throughout the world on solar electric applications and on all phases of water needs. The Company has customers in developing countries and in the United States.

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

      Foreign Currency Translation

      For International subsidiaries, asset and liability accounts are translated at year-end rates of exchange and revenue and expenses are translated at average exchange rates prevailing during the year. For subsidiaries whose functional currency is deemed to be other than the U.S. dollar, translation adjustments are included as a separate component of other comprehensive income and stockholders deficiency. Currency transaction gains and losses are recorded in income.

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

      Revenue Recognition

      The Company derives revenue primarily from the sale and installation of its solar pumping systems and solar energy products. Revenues are also derived to a lesser extent from government consulting projects and from grant revenue received. Revenues are recorded when persuasive evidence of an arrangement exists, the price is fixed and determinable, delivery has occurred or services have been rendered and when collectibility is reasonably assured.

      Revenues from time and material service arrangements are recognized using the percentage of completion method measured by labor and other costs incurred to total estimated labor and other costs required. Estimates of costs to complete are reviewed periodically and modified as required. Provisions are made for the full amount of anticipated losses, if any, on all contracts in the period in which the losses are first determined. Changes in estimates are also reflected in the period they become known.

      Revenues from equipment sales and installation contracts containing acceptance provisions are recognized upon customer acceptance. Deferred contracts cost represent costs incurred on uncompleted contracts. Cash payments received in advance of product or service revenue are recorded as customer deposits payable. Some contracts have specified identifiable multiple elements whereby upon completion of that stage or milestone and customer acceptance is received, the applicable revenue is recognized.

      Revenues from consulting projects are recognized as services are rendered.

      Grant revenues on the basis of entitlement periods are recorded as revenue when entitlement occurs.

      Estimated expenses related to contractual product warranties are accrued at the time of contract completion. Estimates are established using historical information on the nature, frequency, and average cost of warranty claims.

      Accounting for Income Taxes

      Deferred tax assets and liabilities are determined based on the temporary differences between the financial reporting and the tax basis of assets and liabilities, applying enacted statutory tax rates in effect for the year in which the differences are expected to reverse. Future tax benefits, such as net operating loss carryforwards, are recognized to the extent that realization of these benefits is considered more likely than not.

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

      Research and Development Expense

      Research and development costs are expensed as incurred. Enhancements to products are capitalized once technological feasibility has been established.

      Impairment of Long-Lived Assets

      The Company evaluates long-lived assets for potential impairment in compliance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.. The Company records, in depreciation expense, impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. The current fair market value of the assets is determined by recent transactions, expected remaining useful lives, future market trends and projected salvage values to determine the fair market value of these assets. Impairment losses are measured by comparing the fair value of the asset to its carrying amount.

      Stock-Based Compensation

      The Company granted options for a fixed number of shares to key employees with the exercise price equal to the fair value of shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees", and, accordingly recognizes no compensation expense for the stock option grants. The Company has adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", which permits entities to provide pro forma net income (loss) disclosure for stock-based compensation as if the fair-value method had been applied.

      Transactions with non-employees and consultants, in which goods or services are considered received for the issuance for equity instruments, are accounted for under the fair value method defined in SFAS No. 123.

      Equity Security Transactions

      Since inception, the Board of Directors has established the fair value of common stock based upon quoted market prices existing at the dates such equity transactions occurred.

      Net Loss Per Common Share

      Basic loss per share includes no dilution and is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution of securities that could share in our earnings. As presented, our basic and diluted loss per share attributable to common stockholders is based on the weighted average number of common shares outstanding during the period and does not include other potential common shares, including shares issuable upon exercise of options, warrants and conversion rights, since their effect would be antidilutive due to our losses.

      Reclassification

      Certain prior year balances have been reclassified to conform to current year presentation.

      Impact of Accounting Pronouncements

      Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. The adoption of FAS No.141 and No. 142 had no impact on the Company's operating results and financial position.

      Effective January 1, 2002, the Company adopted SFAS No. 144, "Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of", effective for fiscal years beginning after December 15, 2001. SFAS No. 144 supercedes SFAS No. 121, removes goodwill from its scope and identifies the methods to be used in determining fair value. The adoption of SFAS No. 144 had no impact on the Company's operating results and financial position.

      In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards 146, "Accounting for Costs Associated with Disposal or Exit Activities" ("SFAS 146"). SFAS 146 requires that liabilities for the costs associated with exit or disposal activities be recognized when the liabilities are incurred, rather than when an entity commits to an exit plan. We will adopt SFAS 146 on January 1, 2003. The new rules will change the timing of liability and expense recognition related to exit or disposal activities, but not the ultimate amount of such expenses. The adoption of this standard is not expected to have an impact on the Company's operating results or financial position.

      In November 2002, the FASB issued Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 also expands the disclosures required to be made by a guarantor about its obligations under certain guarantees that it has issued. Initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified. The disclosure requirements are effective immediately and are provided in Item
      8. "Financial Statements and Supplementary Data, Note 8 - Commitments". We do not expect FIN 45 to have a material effect on our results of operations.

      In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"). SFAS No. 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the prior disclosure guidance and requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are generally effective for fiscal years beginning after December 15, 2002. We are currently evaluating the new pronouncement and have not yet determined what effect, if any, the adoption of SFAS No. 148 will have on our financial position and results of operations.

      In January 2003, the FASB issued Interpretation 46 - "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest in after that date. The related disclosure requirements are effective immediately. We do not expect FIN 46 to have a material effect on our results of operations.


(4)   Equipment and Leasehold improvements

                                                     2002      2001
                                                     ----      ----
      Computers                                   $ 36,537   $ 30,117
      Office furniture and equipment                98,695    100,775
      Test and assembly fixtures                    34,140     33,550
      Vehicles                                      99,266     92,307
      Leasehold improvements                         8,123      8,123
                                                  --------   --------
                                                   276,761    264,872
      Less:  Accumulated depreciation              188,174    147,174
                                                  --------   --------
      Equipment and leasehold improvements, net   $ 88,587   $117,698
                                                  ========   ========

(5)   Notes Payable

      The Company has outstanding several notes payable in the aggregate amounts of $197,000 and $167,000 at December 31, 2002 and 2001, respectively. The effective interest rates on these notes range from 0.00% to 10%. All outstanding notes payable are unsecured.

(6)   Related Party Transactions

      Note Payable

      Amounts payable to employees, directors and their immediate relatives are due on demand.

                                                 2002               2001
                                                 ----               ----
      Directors                                $  3,000           $  3,000
      Employees                                  99,000             78,500
                                               --------           --------
          Total                                $102,000           $ 81,500
                                               ========           ========

      Leases

      The Company leased office and laboratory facilities from the Chairman of the Company on a month to month basis. Lease payments to the Chairman were $33,000 for 2002 and $30,000 in 2001.


(7)   Accounts Payable and Accrued Expenses

      Accounts payable and accrued expenses consist of the following at December 31:

                                                   2002            2001
                                                   ----            ----
      Accounts payable                          $1,013,936      $  325,477
      Accrued interest                             153,075         113,867
      Accrued salaries - officers                  242,560         143,393
      Accrued payroll taxes                         14,384         122,362
      Other accrued expenses                        29,996          12,968
                                                ----------      ----------
                                                $1,453,951      $  718,067
                                                ==========      ==========

      (8)   Long-Term Debt

      Long-term debt consist of the following at December 31:

                                                             2002         2001
                                                             ----         ----

      Loans payable to a Fund dated November 8th and       $500,000           0
      15th, 2002 bearing interest at 10.00 percent per annum with three year maturity dates. Payments of interest are due semi-annually beginning May 8th and 15th, 2003. The loans are convertible at the option of the holder at $0.14 per common share for a total of 3,571,429 shares.

      Loans payable to individuals, with no stated
      interest rate or maturity date. Imputed interest
      is calculated at a rate of 4.50% and is included
      in accrued interest. These uncollateralized notes
      are convertible at the option of the holder at
      $0.495 per common share for 106,060 shares of
      common stock.                                          52,500      52,500

      Loan payable to an individual dated October 14,
      1992, bearing interest at 8.00 percent per annum
      with an original maturity date of October 14,
      1997. Payment of principal and accrued interest
      were due at maturity. The loan is
      uncollateralized and is convertible at the option
      of the holder at the rate of $0.40 per share for
      a total conversion amount of 125,000 shares of
      common stock.                                          50,000      50,000

      Loans payable to individuals dated July 17, 1995
      through February 25, 1997 bearing interest at
      10.00 percent per annum and due on demand.The
      loans are uncollateralized and are convertible at
      the option of the holder at $0.50 per common
      share for 106,000 shares of common stock. In
      addition, all holders were granted 602,965
      warrants for the purchase of common stock at the
      price of $0.60 per share.                              53,000      53,000

      Loan payable to an individual dated December 14,
      2001, bearing interest at 8.00 percent per annum
      with a maturity date of September 14, 2003. The
      loan is uncollateralized and is convertible at
      the option of the holder at $0.25 per common
      share for 40,000 shares of common stock.               10,000      10,000

      Loans payable to certain institutions
      collateralized by autos.                                    0      20,131

      Loan payable to PNC Bank dated November 2001
      bearing interest at 7.75% per annum payable in
      monthly installments of $813 with a maturity date
      of November 2008 and is guaranteed by the
      Chairman.                                              46,438      52,838
                                                           --------    --------
      Total                                                $711,938    $238,469

      Less current maturities                               171,937     177,199
                                                           --------    --------
      Total long-term debt                                 $540,001    $ 61,270
                                                           ========    ========

      The current maturities of long-term debt are:


                      2002                               $171,937
                      2003                                  6,953
                      2004                                507,512
                      2005                                  8,115
                      2006 thereafter                      17,421
                                                         --------
                                                         $711,938
                                                         ========

      In July 2000, the Company entered into a $50,000 Line of Credit with a commercial bank, of which approximately $52,000 was outstanding at December 31, 2000. In November of 2001, the Line of Credit and accrued interest was converted to a 7 year term loan payable in monthly installments bearing interest at a fixed rate of 7.75% per annum and is included in long-term debt.

(9)   Income Taxes

      The components of income tax expense (benefit) are as follows:

                                                  2002              2001
                                                  ----              ----
      Federal:
         Current                                 $     --          $     --
         Deferred                                      --                --
         Foreign                                       --                --
                                                 --------          --------
                                                 $     --          $     --
                                                 ========          ========

      State:
          Current                                $     --          $     --
          Deferred                                     --                --
          Benefit from sale of state NOL's        121,603           145,148
                                                 --------          --------
                                                 $121,603          $145,148
                                                 ========          ========

                                                     2002         2001
                                                     ----         ----
      Expected tax benefit at 34%                 $ 641,000     $ 585,604
      State tax benefit before allowance           (181,000)      (84,554)
      Change in deferred tax valuation
        allowance                                  (460,000)     (501,050)
      Sale of state net operating loss
        and research & development credit           121,603       145,148
                                                  ---------     ---------
      Income tax benefit                          $ 121,603     $ 145,148
                                                  =========     =========

      The tax effect of significant items comprising the Company's deferred tax asset are as follows:

                                                      2002         2001
                                                      ----         ----
      Net operating losses carryforwards          $4,359,391    $3,899,391
      Valuation allowance                          4,359,391     3,899,391
                                                  ----------    ----------

      Net deferred tax asset                      $       --    $       --
                                                  ==========    ==========

      Due to the current uncertainty of realizing the benefits of the tax loss carryforward, valuation allowances equal to the U.S. deferred taxes have been established. The full realization of the tax benefit associated with the carry forward depends predominantly upon the Company's ability to generate taxable income during the carryforward period. The valuation allowance will be evaluated at the end of each reporting period, considering positive and negative evidence about whether the deferred tax asset will be realized.

      At December 31, 2002, the Company had net operating loss carryforwards
      (NOL) and research and development credits which may be available to offset future Federal and state taxable income, if any and will expire as follows:

                          Net Operating Loss      Research and Development
                             arryforwards               Tax Credits
              Year    ------------------------    ------------------------
            Expiring   Federal         State         Federal        State
            --------   -------         -----         -------        -----
              2003   $    29,505            --            --            --
              2004        95,302            --            --            --
              2005        94,557            --            --            --
              2006       402,684            --            --            --
              2007       251,079            --            --            --
              2008       641,341            --            --            --
              2009       887,929     2,007,000        19,646        21,400
              2010       912,453            --        15,207            --
              2011       981,193            --        15,387            --
              2012     1,263,193            --        12,923            --
              2013     1,337,702            --        20,398            --
              2014       660,000            --        16,100            --
              2015     1,729,498            --        17,701            --
              2016     1,381,244            --        12,795            --
              2017     2,007,000            --        21,400        21,400
                     -----------   -----------   -----------   -----------
                      12,674,680     2,007,000       151,557        21,400
                     ===========   ===========   ===========   ===========

      The Company participates in the State of New Jersey's corporation business tax benefit certificate transfer program (the "Program"), which allows certain high technology and biotechnology companies to transfer unused New Jersey net operating loss carryovers and research and development tax credits to other New Jersey corporation business taxpayers. During 2002 and 2001, the Company submitted applications to the New Jersey Economic Development Authority (the "EDA") to participate in the Program and the applications were approved. The EDA then issued certificates certifying the Company's eligibility to participate in the Program for these years.

      The program requires that a purchaser pay at least 75% of the amount of the surrendered tax benefit. During 2002 and 2001, the Company sold approximately $1,448,912 and $1,729,498 of its New Jersey state net operating loss carryforwards and $12,660 and $17,001 of its research and development tax credits for $121,603 and $145,148, respectively and recognized a tax benefit for that amount.

      In the event of a change in ownership, the Tax Reform Act of 1986 (the "Act") provides for a potential limitation on the annual use of net operating loss (NOL) and research and development tax credit carryforwards that could significantly limit the Company's ability to utilize these carryforwards. Accordingly, because tax laws limit the time during which these carryforwards may be applied against future taxes, the Company may not be able to take full advantage of the net operating losses and credit carryforwards for Federal income tax purposes.

(10)  Stock-Based Compensation Plans

      The Company provides a stock option plan, for the granting of incentive stock options to key employees, directors, officers, key consultants, and advisor to the Company. The Company may grant up to 1,257,629 shares, with an option term not to exceed ten years.

                                                                    Weighted-
                                                                    average        Weighted-
                                    Exercise                        remaining      average
                                    price per         Share         contractual    exercise price
                                    Shares            Options       life (years)   per share
                                    ------            -------       ------------   ---------
Balance, December 31, 2000          .15-1.00          1,414,161
    Granted                         .29-.66           1,605,669
    Cancelled                       .15                 (55,600)
    Exercised                       .15-.38            (398,150)
                                                     ----------
Balance, December 31, 2001          .15-1.00          2,566,080
    Granted                         .14-.34           3,769,184
    Cancelled                             --                 --
    Exercised                       .14-.40            (592,893)
                                                     ----------
Balance, December 31, 2002          .14-1.00          5,742,371
                                                     ==========
     Options outstanding and
       exercisable as of
       December 31, 2002
                                    .15               3,184,775         8.90        $  .15
                                    .20                 150,000         9.50           .20
                                    .22                  50,000         9.50           .22
                                    .25                  31,000         7.31           .25
                                    .30                 100,000         8.34           .30
                                    .32                 969,900         8.02           .32
                                    .34                 733,000         8.76           .34
                                    .45                  99,500         7.28           .45
                                    .53                  10,800         8.28           .53
                                    .54                  50,000         8.50           .54
                                    .57                  99,996         6.90           .57
                                    .59                 201,400         8.30           .59
                                    .66                  50,000         8.18           .66
                                   1.00                  12,000         7.83          1.00
                                   ----               ---------         ----        ------
     Balance, December 31, 2002    .15-1.00           5,742,371         8.46         $0.25
                                   ========           =========         ====         =====

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

                                     2002                         2001
                          -------------------------    -----------------------
                          As reported     Pro forma    As reported   Pro forma
                          -----------     ---------    -----------   ---------
      Net loss             $1,924,131    $1,967,538    $2,349,862    $2,471,812
                           ==========    ==========    ==========    ==========
      Earnings per share   $    (0.04)   $    (0.04)   $    (0.07)   $    (0.07)
                           ==========    ==========    ==========    ==========

      The Company used the Black-Scholes model to value the stock options that it granted. The assumptions that the Company used to estimate the fair value of the options and the weighted-average estimated fair value of an option on the date of the grant are as follows:

                                                       2002           2001
                                                       ----           ----

      Terms (years)                                     10             3-10
      Volatility                                        79%            50%
      Risk-free interest rate (zero coupon
        U.S. Treasury Notes)                            1.1%            5%
      Dividend yield                                     0%             0%
      Weighted-average fair value per option        $0.15-$0.34     $0.21-$0.27

(11)  Warrants

      The Company accounts for transactions with non-employees, in which goods or services are the consideration received for the issuance of equity instruments under the fair value based method.

      At December 31, 2002, warrants to purchase 9,955,525 common shares are outstanding, exercisable as follows:

                 Year         Warrants Exercisable        Strike Price
                 ----         --------------------        ------------
                 2003              2,176,192              $0.20-$0.50
                 2004              2,040,000              $0.10-$0.50
                 2005              1,118,333              $0.15-$0.25
                 2006              1,740,000              $0.15-$0.30
                 2007              2,881,000              $0.15-$0.50
                                   ---------
                                   9,955,525
                                   =========

(12)  Convertible Preferred Stock

      The Company issued 66,667 shares of Series A 7% three year Convertible Preferred Stock in exchange for financial public relations services. The shares were issued at $0.90 per share and the services were valued at $60,000 and recorded in the financial statements.

      In November 2001 the Company converted 1,111,055 shares of Series A 7% three year Convertible Preferred Stock plus accrued interest of $104,995 at $0.25 per share for a total of 4,419,778 common shares. In accordance with SFAS No. 84, "Induced Conversions of Convertible Debt (an Amendment of APB Opinion No. 26)", the Company recorded a charge to retained earnings of $722,478. The charge was equal to the fair value of the common stock received less the fair value of the common stock that would have been received pursuant to the original conversion terms of the Series A Preferred Stock. This charge was recorded as accretion of preferred stock dividends on the accompanying statement of operations and as a component of the net loss available to common shareholders.

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

      The Company will pay 7% dividends annually on both the Series A and Series B Preferred Stock as determined by the Board of Directors based upon the results of operations and the financial condition of the Company. Dividends have been accrued and are shown in accretion on the statement of operations.

      The Series A and Series B preferred shares automatically convert into common shares upon expiration at the end of three years.

(13)  Employment and Consultant Agreements

      On January 1, 2002, the Company entered into a five-year employment agreement with the Chief Executive Officer ("CEO"). Compensation under the agreement is $150,000 annual salary, $1,200 per month auto allowance and $1,500 per month to cover rental offices in Hopewell, New Jersey. The CEO agreed to an amendment which provided for an annual salary of $25,200 accruing the difference beginning on July 1st. The CEO has full participation in the Company "fringe benefits" including health coverage and the maintenance of a whole life policy to continue after retirement. Bonus and participation in the Stock Option Plan are based upon the discretion of the compensation committee. Currently Incentive Stock Options (ISO) vest monthly during the CEO's employment in equal installments of 10,000 shares per month at an exercise price of $0.15.

      Also on January 1, 2002, the Company entered into three-year employment agreements with the Vice President/Controller and the Vice President. Total compensation under these agreements total $152,000 annually. The Vice President/Controller and Vice President agreed to an amendment providing for $73,200 of annual salaries. Effective November 1, 2002 their combined salaries were increased slightly to $122,000 annually. The individuals are provided health coverage and participation in the Incentive Stock Option plan vesting 13,000 per month at an exercise price of $0.15.

      The Company has unpaid salaries of $242,560 which have been deferred by the officers as of December 31, 2002, and are included in accrued expenses.

      The Company has agreements effective through December 31, 2005 with its Chairman which provides for an incentive fee of up to one half of one percent (0.5%) on revenues earned by the Company with an annual cap of $250,000 per individual. The Company incurred $-0- incentive fee expenses in 2002 and 2001, respectively.

(14)  Leases

      The Company leases its production, service and administrative premises under a five-year lease agreement expiring June 25, 2007. The lease requires the lessee to pay taxes, maintenance, insurance and certain other operating costs of the leased property. Rent expense for 2002 and 2001 was $66,000.

      The minimum future rental payments under this lease are $297,000 through June 14, 2007.

                           2003              $  66,000
                           2004                 66,000
                           2005                 66,000
                           2006                 66,000
                           2007                 33,000
                                              --------
                                              $297,000

      The Company also leases a sales office in Sacramento, California under a one year lease agreement expiring August 15, 2003. Rent expense for this office in 2002 was $3,000.

(15)  Risks and Uncertainties

      The Company markets its products to developing nations. The ability of these customers to order and pay for the Company's products and services is dependent on a variety of factors including government approval, adequate funding and vigorous testing procedures.

      Foreign sales, mostly Philippines, were $89,255 in 2002, all the rest were domestic.

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

                                    Carrying                 Fair
                                     Amounts                 Value
                                     -------                 -----
                  2002             $1,010,938              1,010,938
                  2001                486,969                486,969

(17)  Contingencies

            The Company is occasionally subject to various claims and suits that arise from time to time in the ordinary course of its business. The Company is not aware of any pending or threatened litigation that could have a material adverse effect upon the company's business, financial condition or results of operations.

(18)  Supplemental Disclosure of Cash Flow Information

                                                   2002           2001
                                                   ----           ----
      Cash paid during the year for:

          Interest                               $   6,673      $      --
                                                 =========      =========
          Benefit for sale of NJ net
           operating losses                      $(121,603)     $(145,148)
                                                 =========      =========

      Supplemental schedule of non-cash investing and finance activities:

      In 2001, Series A Preferred stockholders converted 1,111,055 shares of Preferred stock for 4,419,778 shares of common stock. The Company issued 66,667 shares of Series A 7% three year Convertible Preferred Stock in exchange for financial public relations services.. The Shares were issued at $0.90 per share and the services were valued at $60,000 and recorded in the financial statements.

EXHIBIT INDEX

      23.1  Consent of Amper, Politziner & Mattia, P.C.

      23.2  Consent of Civale, Silvestri, Alfieri, Martin & Higgins, LLC

      99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.