Form 10KSB/A
period 2001-12-31
WORLDWATER CORP
filed 2003-06-04
CIK 811271

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                 Amendment No. 1

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

As of June 2, 2003 the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $8,085,091.

As of June 2, 2003 the Registrant had outstanding 50,427,552 shares of Common Stock and 677,778 shares of Preferred Stock.

PART ll.

Item 5. Market for Common Equity and Related Stockholder Matters

(a)   Price Range of Common Stock.

WorldWater Corp.'s common stock is traded on the OTC Electronic Bulletin Board and is listed under the stock symbol "WWAT.OB". High and low bid quotations are listed below:

                                            For the year ended December 31, 2001

                                                       HIGH       LOW

First Quarter ..............................           $0.75     $0.40
Second Quarter .............................           $0.64     $0.33
Third Quarter ..............................           $0.41     $0.12
Fourth Quarter .............................           $0.34     $0.15

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

SALES OF RESTRICTED SECURITIES DURING THE FOURTH QUARTER 2001

Equity Investment

      Various qualified individual investors purchased 775,000 shares of common stock with proceeds totaling $104,000. These transactions did not involve a public offering and therefore were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Act").

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

Results of Operations

Year Ended December 31, 2001 ("Fiscal 2001")
Compared to December 31, 2000 ("Fiscal 2000")

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

      Marketing, General and Administrative expenses were $1,305,052 in 2001, compared to $1,600,285 in 2000, a decrease of 18%. The decrease can be significantly attributed to: lower management salaries, travel and telephone expenses also contributed to the decrease as WorldWater employees who traveled overseas extended their time in country to decrease the number of trips while in pursuit of financing and negotiating pending contracts. Focus was placed on particular markets that were considered to be the most imminent and tighter controls were also implemented on marketing material expenses.

      Loss from operations of $1,547,865 resulted from the marketing process of proposing, presenting and demonstrating the Company's new technology to appropriate officials of developing countries and the resultant lag time between agreements and annual budgeting (see item 1(a) and (c)). The Company's marketing efforts with its successful feasibility studies was not able to secure contracts in time to book revenues in 2001. Management continues to focus its efforts on those countries among the emerging nations which can assume financing arrangements offered through the Company's financing programs. The Company has also placed new focus on domestic business which is anticipated to produce revenues early in 2002.

Liquidity and Capital Resources

      Net cash used by all activities in 2001 was $49,114 as compared to $128,071 in 2000. The cash used in operating activities was $882,732 compared to $1,897,726 in 2000. The decrease in Marketing, General and Administrative expenses (see Results of Operations) and the accrual of accounts payable and salaries are the primary reasons for the decreased consumption of cash. Accounts payable increased $164,437 as compared to a decrease of $248,622 in 2000.
Accrued salaries increased $24,443 as compared to a decrease of $72,550 the previous year.

      The Company was able to raise approximately $490,000 through private equity placements, $79,000 through the exercise of warrants and $123,000 from the exercise of options.

      The Company paid no federal or state income taxes in 2001, and ended the year with a federal net operating loss carryforward of approximately $1,381,000.

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

WorldWater Corp.
(Registrant)

By: /s/Quentin T. Kelly                                      Date:  June 2, 2003
------------------------------                                      ------------
Quentin T. Kelly, Chairman/CEO

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                          Title                                Date

/s/Quentin T. Kelly       Chairman/Chief Executive Officer
----------------------
Quentin T. Kelly                                                    June 2, 2003


/s/ Terri Lyn Harris      Vice President/Controller                 June 2, 2003
----------------------
Terri Lyn Harris

/s/ Joseph Cygler         Director                                  June 2, 2003
----------------------
Joseph Cygler

/s/ Rolf Frauenfelder     Director                                  June 2, 2003
----------------------
Rolf Frauenfelder

/s/ Dr. Davinder Sethi    Director                                  June 2, 2003
----------------------
Dr. Davinder Sethi

/s/ Lange Schermerhorn    Director                                  June 2, 2003
----------------------
Lange Schermerhorn

                                   SIGNATURES

      In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WorldWater Corp.
(Registrant)

By: /s/ Quentin T. Kelly                                    Date: April 15, 2002
------------------------------                                    --------------
Quentin T. Kelly, Chairman/CEO

      In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                         Title                               Date

/s/ Quentin T. Kelly      Chairman/Chief Executive
----------------------
Quentin T. Kelly

/s/ Terri Lyn Harris      Vice President/Controller               April 15, 2002
----------------------
Terri Lyn Harris

/s/ Joseph Cygler         Director                                April 15, 2002
----------------------
Joseph Cygler

/s/ Rolf Haefeli          Director                                April 15, 2002
----------------------
Rolf Haefeli

/s/ Davinder Sethi        Director                                April 15, 2002
----------------------
Dr. Davinder Sethi

/s/ Lange Schermerhorn    Director                                April 15, 2002
----------------------
Lange Schermerhorn

CERTIFICATION PURSUANT TO RULE 13-A-14 OR 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Quentin T. Kelly, certify that:

1. I have reviewed this annual report on Form 10-KSB/A of WorldWater Corp.;

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: June 2, 2003

By:    /s/ Quentin T. Kelly
       -------------------------------------------------
Name:  Quentin T. Kelly
Title: Chief Executive Officer and Chairman of the Board

CERTIFICATION PURSUANT TO RULE 13-A-14 OR 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Terri Lyn Harris, certify that:

1. I have reviewed this annual report on Form 10-KSB/A of WorldWater Corp.;

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: June 2, 2003

By:    /s/ Terri Lyn Harris
       -----------------------
Name:  Terri Lyn Harris
Title: Chief Financial Officer