Form 10QSB/A
period 2002-09-30
WORLDWATER CORP
filed 2003-06-04
CIK 811271

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                  FORM 10-QSB/A

                                 AMENDMENT NO. 2

                 |X| QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                       OR

             |_| TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM _________ TO _________

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

                                 Yes |X| No |_|

    As of the close of business on June 2, 2003 there were 50,365,052 shares of the Registrant's Common Stock, $.001 par value, outstanding.

WORLDWATER CORP.

QUARTERLY REPORT ON FORM 10-QSB

PART  I.          FINANCIAL  INFORMATION
                                                                       Page  No.
                                                                       ---------

Item 1.    Condensed Consolidated Financial Statements                     3
           Condensed Consolidated Balance Sheets
           as of September 30, 2002 (Restated/Unaudited) and
           December 31, 2001 (Restated/Audited)

           Condensed Consolidated Statements of Operations                 4
           (Unaudited) for the three months ended September 30, 2002 (Restated) and 2001 and for the nine months ended
           September 30, 2002 (Restated) and 2001

           Condensed Consolidated Statements of Cash                       5
           Flows (Unaudited) for the nine months ended
           September 30, 2002 (Restated) and 2001

           Condensed Consolidated Statements of Stockholders'              6
           Deficiency (Unaudited) for the period January 1, 2002 through September 30, 2002 (Restated).

           Notes to the Condensed Consolidated                           7 - 8
           Financial Statements (Unaudited)

Item 2.    Management's Discussion and Analysis of                       9 - 11
           Financial Condition and Results of Operations

Item 3     Controls and Procedures                                         12

PART II.          OTHER INFORMATION

Item 6     Exhibits and Reports on Form 8-K                                13

                        WORLDWATER CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    September 30, 2002 and December 31, 2001
                                   (Restated)

       Assets                                                                                     09/30/2002      12/31/2001
                                                                                                 ------------    ------------
                                                                                                  (Restated)      (Restated)
Current Assets:
    Cash .....................................................................................   $     67,748    $     18,115
    Accounts receivable, net of allowance for
        doubtful accounts of $3,852 ..........................................................        103,776          53,634
    Inventory ................................................................................         55,577          55,118
    Construction in process net of billings of $48,021 .......................................         15,147              --
    Prepaid expenses .........................................................................         23,983          15,746
                                                                                                 ------------    ------------
       Total Current Assets ..................................................................        266,231         142,613
    Equipment and leasehold improvements, Net ................................................         98,727         117,698
    Deposits .................................................................................          1,350           4,773
                                                                                                 ------------    ------------
       Total Assets ..........................................................................   $    366,308    $    265,084
                                                                                                 ============    ============

       Liabilities and Stockholders' (Deficiency)

Current Liabilities:
    Notes payable ............................................................................   $    272,000    $    167,000
    Notes payable, related parties ...........................................................         98,000          81,500
    Current maturities of long-term debt .....................................................        155,880         177,199
    Accounts payable .........................................................................        348,728         325,477
    Accrued interest .........................................................................        128,667         113,867
    Accrued salaries .........................................................................        212,493         143,393
    Accrued payroll taxes ....................................................................          5,524         122,362
    Billings in excess of costs and recognized profit ........................................        100,000              --
    Other accrued expenses ...................................................................         16,574          12,968
                                                                                                 ------------    ------------
       Total Current Liabilities .............................................................      1,337,866       1,143,766
    Long-term debt ...........................................................................         58,315          61,270
                                                                                                 ------------    ------------
       Total Liabilities .....................................................................      1,396,181       1,205,036
                                                                                                 ------------    ------------
Stockholders' Equity (Deficiency):
    Preferred Stock 7% Convertible, $.01 par value;
       authorized 10,000,000; issued and outstanding
       at September 30, 2002:
            Series A 66,667 shares, liquidation preference $60,000 ...........................            667             667
            Series B 611,111 shares, liquidation preference $550,000 .........................          6,111           6,111
    Common stock, $.001 par value; authorized 100,000,000;
       issued and outstanding 49,271,302 and 1,000,000
       restricted shares at September 30, 2002 and
       40,761,489 shares at December 31, 2001, respectively ..................................         50,271          40,761
    Additional paid-in capital ...............................................................     14,135,382      12,665,929
    Deferred compensation ....................................................................       (142,500)             --
    Accumulated other comprehensive loss .....................................................         (6,726)        (10,641)
    Accumulated deficit ......................................................................    (15,073,078)    (13,642,779)
                                                                                                 ------------    ------------
       Total Stockholders' (Deficiency) ......................................................     (1,029,873)       (939,952)
                                                                                                 ------------    ------------
       Total Liabilities and Stockholders' (Deficiency) ......................................   $    366,308    $    265,084
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

                                                                             3 Month                             9 Month
                                                                   9/30/2002         9/30/2001         9/30/2002         9/30/2001
                                                                 ------------      ------------      ------------      ------------
                                                                  (Restated)                          (Restated)
Revenue:
    Equipment sales ........................................     $         --      $      8,127      $         --      $     33,692
    Construction contract ..................................           18,128                --            57,540                --
    Service Grant ..........................................              981                --           166,856           120,000
                                                                 ------------      ------------      ------------      ------------
        Total Revenue ......................................           19,109             8,127           224,396           153,692
                                                                 ------------      ------------      ------------      ------------
Cost of Goods Sold .........................................          112,778            40,074           239,654           116,455
                                                                 ------------      ------------      ------------      ------------
Gross Loss .................................................          (93,669)          (31,947)          (15,258)           37,237
                                                                 ------------      ------------      ------------      ------------
Operating Expenses:
    Research and development expense .......................           43,694            77,781           125,058           259,927
    Marketing, general and administrative expenses .........          392,120           325,127         1,161,707         1,056,507
                                                                 ------------      ------------      ------------      ------------
        Total Expenses .....................................          435,814           402,908         1,286,765         1,316,434
                                                                 ------------      ------------      ------------      ------------
Loss from Operations .......................................         (529,483)         (434,855)       (1,302,023)       (1,279,197)
                                                                 ------------      ------------      ------------      ------------
Other Expense (Income)
    Interest expense .......................................           31,681             8,361            56,213            19,991
    Interest income ........................................             (134)              (15)           (2,275)             (183)
    Other ..................................................              555            (4,897)           45,463            (2,840)
                                                                 ------------      ------------      ------------      ------------
        Total Other Expense ................................           32,102             3,449            99,401            16,968
                                                                 ------------      ------------      ------------      ------------
Net loss ...................................................         (561,585)         (438,304)       (1,401,424)       (1,296,165)
                                                                 ------------      ------------      ------------      ------------
    Accretion of preferred stock dividends .................           (9,625)          (12,542)          (28,875)          (37,625)
                                                                 ------------      ------------      ------------      ------------

Net loss available to common shareholders ..................     $   (571,210)     $   (450,846)     $ (1,430,299)     $ (1,333,790)
                                                                 ============      ============      ============      ============

Net Loss per Common Share: .................................     $      (0.01)     $      (0.01)     $      (0.03)     $      (0.04)
                                                                 ============      ============      ============      ============

Shares used in Per Share Calculation:
     Average ...............................................       41,928,324        32,528,058        46,147,249        33,536,949
                                                                 ============      ============      ============      ============

The Notes to Consolidated Financial Statements are an integral part of these statements.

                        WORLDWATER CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              For the nine months ended September 30, 2002 and 2001

                                                                                                            2002           2001
                                                                                                         -----------    -----------
                                                                                                          (Restated)
Cash Flows from Operating Activities:
    Net loss .........................................................................................   $(1,401,424)   $(1,296,165)
    Adjustments to reconcile net loss to
       net cash used in operating activities:
           Non-cash compensation expense related to warrants issued ..................................         2,500             --
           Amortization of interest expense ..........................................................        20,100             --
           Depreciation ..............................................................................        30,471         28,775
           Issuance of options for service ...........................................................            --         12,437
           Issuance of stock for service .............................................................       240,634         15,167
           Issuance of stock for conversion of debt ..................................................        14,916             --
           Stock based compensation expense ..........................................................         7,500             --
           Changes in assets and liabilities:
               Accounts receivable ...................................................................       (50,142)        89,876
               Inventory .............................................................................          (459)        22,720
               Construction in process ...............................................................       (15,147)            --
               Prepaid expenses ......................................................................        (8,237)         4,154
               Billings in excess of costs and recognized profit .....................................       100,000             --
               Accounts payable and accrued expenses .................................................        26,857        252,019
               Accrued payroll taxes .................................................................      (116,838)            --
               Accrued interest ......................................................................        14,800         13,323
               Accrued salaries ......................................................................        69,100         46,534
                                                                                                         -----------    -----------
                   Net Cash (Used in) Operating Activities ...........................................    (1,065,369)      (811,160)
                                                                                                         -----------    -----------

Cash Flows from Investing Activities:
    Purchase of equipment and leasehold improvements .................................................       (11,500)            --
    Decrease (increase) in deposits ..................................................................         3,423        (10,389)
                                                                                                         -----------    -----------
                   Net Cash Used in Investing Activities .............................................        (8,077)       (10,389)
                                                                                                         -----------    -----------

Cash Flows from Financing Activities:
    Increase in Line of Credit .......................................................................            --          1,933
    Proceeds from issuance of notes payable ..........................................................       336,500        273,000
    Payments on notes payable ........................................................................      (215,000)      (117,500)
    Payments on long-term debt .......................................................................      (124,274)        (6,884)
    Proceeds from exercise of warrants ...............................................................       175,200         91,000
    Proceeds from issuance of common stock ...........................................................       850,238        498,880
    Private placement issuance costs .................................................................        (3,500)       (33,220)
    Proceeds from issuance of long-term debt .........................................................       100,000         60,000
                                                                                                         -----------    -----------
                   Net Cash Provided by (Used in) Financing Activities ...............................     1,119,164        767,209
                                                                                                         -----------    -----------

Net effect of currency translation on cash ...........................................................         3,915         (4,432)

Net Increase (Decrease) in Cash ......................................................................        49,633        (58,772)
Cash at Beginning of Year ............................................................................        18,115         67,229
                                                                                                         -----------    -----------

Cash at End of Third Quarter .........................................................................   $    67,748    $     8,457
                                                                                                         ===========    ===========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                        WORLDWATER CORP. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                     For the period ended September 30, 2002
                                   (Restated)

                                                                                        Additional       Additional
                                                                                          Paid-In         Paid-In
                                        Common Stock               Preferred Stock        Capital         Capital        Deferred
                                     Shares      Par Value     Shares     Par Value       (Common)      (Preferred)    Compensation
                                   ----------   ------------   -------   ------------   ------------    ------------   ------------
Balance, December 31, 2001
  (Restated) ...................   40,761,489   $     40,761   677,778   $      6,778   $ 12,162,540    $    503,389   $          0

Preferred Stock
 - Accretion of dividends ......           --             --        --             --             --          28,875             --
Issuance of common stock
  for cash .....................    6,100,335          6,100        --             --        844,138              --             --
Issuance of common stock
  for warrants exercised .......    1,168,000          1,168        --             --        174,032              --             --
Issuance of common stock
  for services .................    1,149,811          1,150        --             --        239,484              --             --
Issuance of common stock
  for conversion of debt .......       91,667             92        --             --         14,824              --             --
Issuance of common stock
  pursuant to restricted
  stock plans ..................    1,000,000          1,000        --             --        149,000              --       (150,000)
Amortization of deferred
  compensation restricted
  stock ........................           --             --        --             --             --              --          7,500
Warrants granted for
  financing ....................           --             --        --             --         20,100              --             --
Warrants granted for
  consulting services ..........           --             --        --             --          2,500              --             --
Private placement costs ........           --             --        --             --         (3,500)             --             --
Comprehensive loss:
  Net loss .....................           --             --        --             --             --              --             --
Other comprehensive
  income -
  Currency translation
    adjustment .................           --             --        --             --             --              --             --
                                   ----------   ------------   -------   ------------   ------------    ------------   ------------
Total comprehensive loss

Balance, September 30, 2002 ....   50,271,302   $     50,271   677,778   $      6,778   $ 13,603,118    $    532,264   ($   142,500)
                                   ==========   ============   =======   ============   ============    ============   ============

                                                                                                  Accumulated
                                                                                                    Other
                                                                       Accumulated               Comprehensive
                                                                         Deficit                 Income (Loss)              Total
                                                                       ------------              -------------           -----------
Balance, December 31, 2001 (Restated) ......................           ($13,642,779)               ($10,641)              ($939,952)

Preferred Stock
        - Accretion of dividends ...........................                (28,875)                     --                      --
Issuance of common stock
  for cash .................................................                     --                      --                 850,238
Issuance of common stock
  for warrants exercised ...................................                     --                      --                 175,200
Issuance of common stock
  for services .............................................                     --                      --                 240,634
Issuance of common stock
  for conversion of debt ...................................                     --                      --                  14,916
Issuance of common stock pursuant to
  restricted stock plans ...................................                     --                      --                      --
Amortization of deferred compensation
  restricted stock .........................................                     --                      --                   7,500
Warrants granted for financing .............................                     --                      --                  20,100
Warrants granted for consulting services ...................                     --                      --                   2,500
Private placement costs ....................................                     --                      --                  (3,500)
Comprehensive loss:
        Net loss ...........................................             (1,401,424)                     --              (1,401,424)
Other comprehensive income -
  Currency translation adjustment ..........................                     --                   3,915                   3,915
                                                                                                                        -----------
             Total comprehensive loss ......................                                                             (1,397,509)
                                                                       ------------                 -------             -----------

Balance, September 30, 2002 ................................           ($15,073,078)                ($6,726)            ($1,029,873)
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

4.    RESTATEMENT

Convertible Preferred Stock

In November 2001 the Company converted 1,111,055 shares of Series A 7% three year Convertible Preferred Stock and preferred dividends of $104,995 at $0.25 per share for a total of 4,419,778 common shares.

In accordance with accounting principles generally accepted in the United States of America, SFAS No. 84, "Induced Conversions of Convertible Debt (an Amendment of APB Opinion No. 26)", the Company has recorded a charge to retained earnings of $722,478. The charge was equal to the fair value of the common stock received less the fair value of the common stock that would have been received pursuant to the original conversion terms of the Series A Preferred Stock.

The Company has also reclassified the preferred dividend on Series A 7% three year Convertible Preferred Stock originally reflected as interest expense and has recorded preferred dividends on the Series B 7% Convertible Preferred Stock in the amount of $50,167.

These charges were recorded as accretion of preferred stock dividends on the accompanying statement of operations and as a component of the net loss available to common shareholders.

Restricted Stock Plan

In July 2002, WorldWater Corp. granted 1,000,000 shares of restricted stock for the benefit of its Chairman. Compensation expense for restricted stock is based on the market price of the Company stock at the time of the grant ($0.15) and amortized on a straight-line basis over the vesting period which is five years. The recipient (Chairman) did not pay any cash consideration to the Company for the shares and has the right to vote all shares subject to the grant, whether or not the shares have vested. The restriction is based upon continuous service.

The balance of unearned compensation related to these restricted shares as of September 30, 2002 was $142,500. Total compensation expense recognized for the restricted shares granted was $7,500 as of September 30, 2002.

Detachable Warrants

At various dates the Company was provided loans for working capital financing. The Company agreed to issue 285,000 warrants representing additional consideration for the loans provided. Accordingly, the warrants have been valued at their fair value and the proceeds from the loans have been allocated on a relative fair value basis between the debt and the warrants in accordance with Accounting Principles Board Opinion No. 14 ("APB 14"). This has resulted in a discount on the debt and the resulting discount was recorded within interest expense. The amount of additional interest recorded during the period ended September 30, 2002 was $20,100.

Also, during the third quarter the Company provided 25,000 warrants for services. These warrants have been valued at their fair value on the date of issuance and recorded as compensation expense. The amount of additional compensation expense recorded during the period ended September 30, 2002 was $2,500.

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

GROSS PROFIT. Gross loss of $15,258 was recognized for the nine months ended September 30, 2002, as compared to a gross profit of $37,237 in the same period of 2001. Gross loss for the three months ended September 30, 2002 was $93,669 as compared to $31,947 in 2001. Cost of sales for the nine month period was $239,654 as compared to $116,455 from the previous period and for the three month period was $112,778 in 2002 as compared to $40,074 in 2001. The operating loss was $1,302,023 for the nine months in 2002 compared to an operating loss of $1,279,197 for the same period in 2001. For the three months ended September 30, 2002 the operating loss was $529,483 as compared to $434,855 for the same period in 2001.

MARKETING, GENERAL AND ADMINISTRATIVE. Marketing, general and administrative expenses increased slightly by $105,200 in the nine month period ending September 30, 2002 to $1,161,707, up from $1,056,507 in the same period of 2001. Marketing, general and administrative expenses increased $66,993 during the three month period to $392,120 as compared to $325,127 in 2001. A portion of the overall slight increase can be attributed to increased consulting expense. The Company is maintaining its current staffing levels but has found it necessary to hire consultants from time to time therefore increasing this expense as compared to the same period in 2001. Assuming that contract negotiations now underway are successfully concluded, it will be necessary to recruit additional staff to implement the contracts.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents increased by $49,633 to $67,748 from December 31, 2001 to September 30, 2002. The net cash used in operating activities during this nine month period in 2002 was $1,065,369 compared to $811,160 in 2001. The comparative increase in operating cash consumption was primarily used to pay accrued taxes.

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

SALE OF RESTRICTED SECURITIES DURING THE THIRD QUARTER 2002

The Company issued 2,333,334 restricted common stock shares for cash proceeds totaling $300,000 to qualified individual investors. These transactions did not involve a public offering and therefore were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Act").

The Company also issued shares for consulting services totaling approximately $70,000.

PART I. - ITEM 3.

CONTROLS AND PROCEDURES

      (a) Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days before the filing date of this Form 10-Q. Based on their evaluation, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

      (b) Changes in internal controls. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

PART  II.

ITEM  1    LEGAL PROCEEDINGS

      None

ITEM  2    CHANGES IN SECURITIES

      None

ITEM  3    DEFAULTS UPON SENIOR SECURITIES

      None

ITEM  4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM  5    OTHER INFORMATION

      None

ITEM  6    EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)   Exhibits

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

DATE: June 3, 2003                          WORLDWATER CORP.

By:   /s/Quentin T. Kelly               By: /s/Terri Lyn Harris
      -------------------                   ---------------------
      Quentin T. Kelly                      Terri Lyn Harris
      Chairman & CEO                        Chief Financial Officer