Form 10KSB/A
period 2002-12-31
WORLDWATER CORP
filed 2003-06-04
CIK 811271

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
                                 Amendment No. 1
Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part ll of this Form 10-KSB or any amendment to this form 10-KSB. [X]

The issuers revenue for its most recent fiscal year was $643,541.

On June 2, 2003 the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $8,085,091.

As of June 2, 2003 the Registrant had outstanding 50,427,552 shares of Common Stock and 677,778 shares of Preferred Stock.

The Company is restating its previously issued consolidated financial statements as of December 31, 2002 and 2001 and for the years ended December 31, 2002 and 2001 to correct errors in the accounting treatment relating to previously disclosed financing transactions. The amounts presented herein reflect the restatement of these financial statements. The effects of this restatement on the consolidated financial information as of and for the years ended December 31, 2002 and 2001 are presented in Part II. Item 6 "Selected Financial Data" and
Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 19 to Notes to the Consolidated Financial Statements of this Form 10-KSB. The effects of this restatement on the consolidated financial information for the years ended December 31, 2002, 2001, 2000, 1999 and 1998 and as of such year ends are presented in Item 6 "Selected Financial Data."

Part l
------

Item 1. Description of Business
-------------------------------

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

Solar Water Systems
-------------------

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

SolPower(TM) Systems
--------------------

SolPower(TM)PV power systems are designed for off-grid homes, schools, health clinics, and village community centers. The systems produce electricity for lighting, TV, radio, computers and a host of other uses. The key market for this power system is in developing countries where those living outside major cities are not connected to the electrical grid system.

Solar Lighting
---------------

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

      Another key marketing strategy is the utilization of strategic alliances. WorldWater, as a water and power solutions provider, is in an ideal position to partner with major international organizations to enhance its financing capabilities and with local organizations to enhance implementation. (See Siemens Solar Industries - now Shell Solar - alliance for potential Sri Lankan business)

      WorldWater has a longstanding relationship with the U.S. based Vincent Uhl & Associates for hydrogeological studies. The two companies have successfully worked together in a number of markets. Mr. Uhl and his associates have located, drilled and tested new groundwater sources in Asia, Africa, and the Americas.

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

THE COMPANY HAS HISTORICALLY INCURRED LOSSES AND LOSSES MAY CONTINUE IN THE
FUTURE

Since 1997, the Company has lost money. For the years ended December 31, 2002 and 2001, the Company sustained losses from operations of $2,007,536 and $1,547,865, respectively; the accumulated deficits for these periods were $15,648,510 and $13,642,779, respectively. Future losses are likely to occur. Accordingly, the Company may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms and, in such events, our operations may be reduced or curtailed.

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

FUTURE SALES BY STOCKHOLDERS MAY HAVE THE AFFECT OF LOWERING THE STOCK PRICE

Sales of the Company's common stock in the public market following this offering could lower the market price of the common stock. Sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable or at all. Of the 50,365,052 shares of our common stock outstanding as of December 31, 2002, 30,702,195 shares are, or will be, freely tradable without restriction, unless held by our "affiliates." The total number of shares that are freely tradeable less the amount held by affiliates is 30,230,195 shares. As of December 31, 2002, 18,569,107 shares of common stock held by existing stockholders are "restricted securities" and may be resold in the public market only if registered or pursuant to an exemption from registration. In addition, there are outstanding options and warrants, which, upon exercise or conversion would result in the issuance of an additional 15,697,896 shares of our common stock.

THE COMPANY'S COMMON STOCK HAS BEEN RELATIVELY THINLY TRADED AND WE CANNOT PREDICT THE EXTENT TO WHICH A TRADING MARKET WILL DEVELOP

The common stock has traded on the Over-the-Counter Bulletin Board. Thinly traded common stock can be more volatile than common stock trading in an active public market.

Item 2.  Description of Property
--------------------------------

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

Item 3.  Legal Proceedings
--------------------------

The Company is occasionally subject to various claims and suits that arise from time to time in the ordinary course of its business. The Company is not aware of any pending or threatened litigation that could have a material adverse effect upon the company's business, financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

None

PART ll.

Item 5. Market for Common Equity and Related Stockholder Matters

(a) Price Range of Common Stock.

WorldWater Corp.'s common stock is traded on the OTC Electronic Bulletin Board and is listed under the stock symbol "WWAT.OB". High and low bid quotations are listed below:

                                            For the year ended December 31, 2002

                                                   HIGH              LOW

First Quarter............................         $0.30             $0.12
Second Quarter...........................         $0.28             $0.12
Third Quarter............................         $0.18             $0.12
Fourth Quarter...........................         $0.19             $0.11

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

SALES OF RESTRICTED SECURITIES DURING THE FOURTH QUARTER 2002

      In October 2002 the Company issued 1,000,000 common stock shares for cash totaling $100,000 and attached warrants to purchase 500,000 common stock shares with an exercise price of $0.10 and a two-year term to a qualified investor. This transaction did not involve a public offering and therefore was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Act").

      On November 8, 2002, we entered into a Securities Purchase Agreement with Millennium 3 Opportunity Fund, LLC. Under the terms of the purchase agreement, Millennium acquired:

- an aggregate of $500,000 principal amount of our 10% Convertible Notes Due 2005 (using the original issue discount the effective interest rate is 32% per annum and $309,877 loan value), which are currently convertible at the option of the holder at $0.14 per common share for an aggregate of 3,571,430 shares;

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

      The sales of securities described in this section were made to accredited investors as defined in Rule 501 of Regulation D in transactions not involving a public offering and therefore exempt from registration pursuant to the Act.

Item 6. Selected Financial Data

                                                                         Years ended December 31,
                                                 2002              2001             2000             1999            1998
                                                 ----              ----             ----             ----            ----
                OPERATING RESULTS             (Restated)        (Restated)
Net sales                                       $643,541          $241,045         $279,531        $526,924          $45,451
Income (loss) from operations                 (2,007,536)       (1,547,865)      (1,958,821)     (1,225,600)      (1,362,015)
Net income (loss)                             (2,005,731)       (2,494,757)      (1,704,179)       (787,318)      (1,566,842)
Net income (loss) per share - Basic                (0.04)            (0.07)           (0.06)          (0.03)           (0.08)
Net income (loss) per share - Diluted              (0.04)            (0.07)           (0.06)          (0.03)           (0.08)

               FINANCIAL POSITION
Total assets                                   1,177,970           265,084          441,299         485,569          175,493
Long term obligations - less
     current portion                             349,878            61,270           20,480         200,000               --
Shareholders' equity (deficiency)             (1,339,968)         (939,952)        (254,046)     (1,788,250)      (2,078,574)

Item 7. Management's Discussion and Analysis and Results of Operations

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

Early in 2002, the Company addressed the uncertainty of oversees market fluctuations with a new focus on domestic business. During the fourth quarter of 2002, the Company completed installation of its first AquaMax(TM) system powering a 50 horsepower irrigation pump at a ranch located in California which amounted to $293,000 of revenue. Also in California, the Company began implementation of a 300 horsepower solar powered system for a food processing refrigeration unit ($891,000 contract) and instituted engineering and planning for four pumping systems of 300 and 500 horsepower for a water utility district in California ($4 million purchase order). In New Jersey, the first contract was signed with an organic farm ($177,000) where work is underway with anticipated completion in March 2003. With the current orders which total more than $5 million the Company anticipates being able to cover its fixed and variable marketing and general and administrative expenses by the third quarter of 2003. Until that time, the Company will continue to source private funding of equity and debt.

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

Marketing, General and Administrative

Marketing, general and administrative expenses were $1,950,052 for the year ended December 31, 2002 as compared to $1,305,052 in 2001, an increase of 49% on a 167% increase in revenue. This increase is primarily attributable to an increase in sales efforts and staffing necessary to capture the newly developed domestic market. We are gradually increasing our current staffing levels but have found it necessary to hire consultants from time to time therefore increasing this expense as compared to the same period in 2001. Assuming that the domestic business continues to grow steadily, it will be necessary to recruit additional staff to implement the contracts.

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

Loss from Operations

Operating loss for the year ended December 31, 2002 was $2,007,536 as compared to $1,547,865 from the previous year.

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

Liquidity and Capital Resources

The net increase in cash from all activities in 2002 was $122,459 as compared to net cash used of $49,114 in 2001. The cash used in operating activities was $1,471,998 compared to $882,732 in 2001. The primary increase for use of cash for operating activities is attributable to the increase in domestic sales efforts as the company takes an aggressive approach in capturing this market opportunity and the payment of accrued taxes at the beginning of the year. The cash used in investing activities was $10,663 as compared to $19,069 in 2001.

The cash provided by financing activities in 2002 was $1,608,557 as compared to $863,328 in 2001. The company continued to finance its operations through the sale of stock and convertible debentures. In January 2002, the Company consummated an agreement with two related investment companies for the sale of 1,667,000 shares each of common stock for a purchase price of $250,000 each. Warrants to purchase 1,667,000 shares of common stock also were issued in the transaction. A total of 1,168,000 warrants were exercised in 2002, generating an additional $175,200 of proceeds. Under the terms of a Securities Purchase Agreement executed on November 8, 2002, the Company received $400,940 in net proceeds from a private placement offering of 10% convertible notes along with warrants to purchase 1,190,500 shares of common stock. Throughout 2002, an individual invested an additional $250,000 for 1,666,668 common shares along with warrants to purchase an additional 1,000,000 shares of common stock.

At December 31, 2002, the Company had a working capital deficiency of $1,082,224 and a stockholders' deficiency of $1,339,968. It has experienced continuing negative cash flows from operations, which have resulted in the inability to pay certain existing liabilities in a timely manner. The Company has financed operations, which historically have mainly focused on research and development, through private funding of equity and debt.

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

Critical Accounting Estimates

These consolidated financials are presented on the basis that the Company will continue as a going concern. The going concern concept contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company's working capital deficit and stockholder's deficiency raises substantial doubt about the Company's ability to continue as a going concern. Management continues to raise capital through the sale of common stock and additional borrowings.. In addition, management is continuing to market their products domestically and internationally. However, there can be no assurances that the company will be successful in these efforts. The consolidated financial statements do not include any adjustments that might result from the outcome of this going concern uncertainty.

Revenue is recognized primarily from the sale and installation of solar pumping systems and solar energy systems. Revenues are recorded when persuasive evidence of an arrangement exists, the price is fixed and determinable, delivery has occurred or services have been rendered and when collectibility is reasonably assured.

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

WorldWater Corp.
(Registrant)

By:  /s/ Quentin T. Kelly                                     Date: June 2, 2003
--------------------------                                          ------------
Quentin T. Kelly, Chairman/CEO

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                Title                          Date

/s/ Quentin T. Kelly             Chairman/Chief Executive           June 2, 2003
---------------------             Officer
Quentin T. Kelly

/s/ Terri Lyn Harris             Vice President/Controller          June 2, 2003
---------------------
Terri Lyn Harris

/s/ Joseph Cygler                Director                           June 2, 2003
------------------
Joseph Cygler

/s/ Rolf Frauenfelder            Director                           June 2, 2003
----------------------
Rolf Frauenfelder

/s/ Dr. Davinder Sethi           Director                           June 2, 2003
-----------------------
Dr. Davinder Sethi

/s/ Lange Schermerhorn           Director                           June 2, 2003
------------------------
Lange Schermerhorn

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

By: /s/ Quentin T. Kelly
    ----------------------------------------------------
Name: Quentin T. Kelly
Title: Chief Executive Officer and Chairman of the Board

Dated:  June 2, 2003

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

By: /s/ Terri Lyn Harris
    --------------------------
Name: Terri Lyn Harris
Title: Chief Financial Officer

Dated:  June 2, 2003

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

As discussed in Note 19, the accompanying 2002 and 2001 financial statements have been restated.

/s/ Amper, Politziner & Mattia, P.C.
------------------------------------

March 26, 2003, except for Note 19 which is dated May 30, 2003

Edison, New Jersey

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

As discussed in Note 19 to the financial statements, certain errors in recording the induced conversion of convertible debt, was discovered by management of the Company during the year. Accordingly, the 2001 financial statements have been restated to correct the error.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters and future operations are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Civale, Silvestri, Alfieri, Martin & Higgins, LLC
Mercerville, New Jersey
April 13, 2002, except for notes 12 and 19
as to which the date is June 2, 2003

                        WORLDWATER CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                           December 31, 2002 and 2001
                             (Restated, see Note 19)

       Assets ......................................................................      2002           2001
                                                                                      ------------   ------------
                                                                                        (Restated)     (Restated)
Current Assets:
    Cash and cash equivalents ......................................................  $    140,574   $     18,115
    Accounts receivable, net of allowance for doubtful
        accounts of $8,980in 2002 and $3,760 in 2001 ...............................       283,172         53,634
    Inventory ......................................................................        61,862         55,118
    Deferred contract costs ........................................................       583,643             --
    Prepaid expenses ...............................................................        16,585         15,746
                                                                                      ------------   ------------
       Total Current Assets ........................................................     1,085,836        142,613
    Equipment and leasehold improvements, Net ......................................        88,587        117,698
    Deposits .......................................................................         3,547          4,773
                                                                                      ------------   ------------
       Total Assets ................................................................  $  1,177,970   $    265,084
                                                                                      ============   ============

       Liabilities and Stockholders' (Deficiency)

Current Liabilities:
    Notes payable ..................................................................  $    197,000   $    167,000
    Notes payable, related parties .................................................       102,000         81,500
    Current maturities of long-term debt ...........................................       171,937        177,199
    Customer deposits payable ......................................................       243,172             --
    Accounts payable and accrued expenses ..........................................     1,453,951        718,067
                                                                                      ------------   ------------
       Total Current Liabilities ...................................................     2,168,060      1,143,766
    Long-term debt .................................................................       349,878         61,270
                                                                                      ------------   ------------
       Total Liabilities ...........................................................     2,517,938      1,205,036
                                                                                      ------------   ------------
Commitments and contingencies                                                                   --             --

Stockholders' (Deficiency):
    Preferred Stock 7% Convertible,$.01 par value; authorized
       10,000,000; issued and outstanding at December 31, 2002 and 2001:
            Series A 66,667 shares, liquidation preference $60,000 .................           667            667
            Series B 611,111 shares, liquidation preference $550,000 ...............         6,111          6,111
    Common stock, $.001 par value; authorized 100,000,000;
       issued and outstanding 49,365,052 and 1,000,000 restricted shares at
       December 31, 2002 and 40,761,489 shares at December 31, 2001, ...............        50,365         40,761
    Additional paid-in capital .....................................................    14,400,477     12,665,929
    Deferred compensation ..........................................................      (135,000)            --
    Accumulated other comprehensive loss ...........................................       (14,078)       (10,641)
    Accumulated deficit ............................................................   (15,648,510)   (13,642,779)
                                                                                      ------------   ------------
       Total Stockholders' (Deficiency) ............................................    (1,339,968)      (939,952)
                                                                                      ------------   ------------
       Total Liabilities and Stockholders' (Deficiency) ............................  $  1,177,970   $    265,084
                                                                                      ============   ============

The Notes to Consolidated Financial Statements are an integral part of these statements.

                                          WORLDWATER CORP. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENT OF OPERATIONS
                                      For the years ended December 2002 and 2001
                                                (Restated, see Note 19)

                                                                 2002            2001
                                                             ------------    ------------
                                                              (Restated)      (Restated)
Revenue:
    Equipment sales .....................................    $    386,916    $    118,212
    Grant revenue .......................................         256,625         122,833
                                                             ------------    ------------
        Total ...........................................         643,541         241,045
                                                             ------------    ------------
Cost of Goods Sold:
    Cost of equipment sales .............................         420,800          81,686
    Cost of grant revenue ...............................         110,388          99,840
                                                             ------------    ------------
                                                                  531,188         181,526
                                                             ------------    ------------
Gross Profit ............................................         112,353          59,519
                                                             ------------    ------------
Operating Expenses:
    Research and development expense ....................         169,837         302,332
    Marketing, general and administrative expenses ......       1,950,052       1,305,052
                                                             ------------    ------------
        Total Expenses ..................................       2,119,889       1,607,384
                                                             ------------    ------------
Loss from Operations ....................................      (2,007,536)     (1,547,865)
                                                             ------------    ------------
Other Expense (Income)
    Interest expense (income), net ......................          81,298         214,400
                                                             ------------    ------------
        Total Other Expense (income), net ...............          81,298         214,400
                                                             ------------    ------------
Loss before income taxes and extraordinary item .........      (2,088,834)     (1,762,265)
Benefit from sale of NJ net operating losses ............         121,603         145,148
                                                             ------------    ------------
Net loss ................................................      (1,967,231)     (1,617,117)

    Accretion of preferred stock dividends ..............         (38,500)       (877,640)
                                                             ------------    ------------

Net loss applicable to common shareholders ..............    $ (2,005,731)   $ (2,494,757)
                                                             ============    ============

Net loss applicable per Common Share:
    Basic ...............................................    $      (0.04)   $      (0.07)
                                                             ============    ============
    Diluted .............................................    $      (0.04)   $      (0.07)
                                                             ============    ============

Shares used in Per Share Calculation:
     Basic ..............................................      46,151,102      33,832,459
                                                             ============    ============
     Diluted ............................................      46,151,102      33,832,459
                                                             ============    ============

The Notes to Consolidated Financial Statements are an integral part of these statements.

                        WORLDWATER CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 For the years ended December 31, 2002 and 2001
                             (Restated, see Note 19)

                                                                                       2002          2001
                                                                                   -----------    -----------
                                                                                    (Restated)     (Restated)
Cash Flows from Operating Activities:
    Net loss ...................................................................
    Adjustments to reconcile net loss to
       net cash used in operating activities:
           Non-cash compensation expense related to warrants issued ............        46,500         13,417
           Amortization of interest expense ....................................        20,100        131,478
           Issuance of options for service and interest ........................          --           78,250
           Issuance of stock for service .......................................       214,341         60,000
           Depreciation ........................................................        41,000         45,048
           Bad debts ...........................................................         5,220         (6,240)
           Stock based compensation expense ....................................        15,000           --
           Changes in assets and liabilities:
               Accounts receivable .............................................      (234,758)        58,919
               Inventory .......................................................        (6,744)        33,589
               Deferred contract costs .........................................      (583,643)          --
               Prepaid expenses ................................................          (839)        (9,092)
               Customer deposits payable .......................................       243,172           --
               Accounts payable and other accrued expenses .....................       735,884        329,016
                                                                                   -----------    -----------
                   Net Cash (Used in) Operating Activities .....................    (1,471,998)      (882,732)
                                                                                   -----------    -----------

Cash Flows from Investing Activities:
    Purchase of equipment and leasehold improvements ...........................       (11,889)        (4,623)
    Deposits ...................................................................         1,226        (14,446)
                                                                                   -----------    -----------
                   Net Cash Provided by (Used in) Investing Activities .........       (10,663)       (19,069)
                                                                                   -----------    -----------

Cash Flows from Financing Activities:
    Proceeds from issuance of long-term debt ...................................       600,000         10,000
    Payments on long-term debt .................................................      (126,531)        (5,879)
    Proceeds from issuance of notes payable ....................................       351,500        406,000
    Payments on notes payable ..................................................      (301,000)      (205,500)
    Proceeds from issuance of common stock .....................................     1,084,588        658,707
                                                                                   -----------    -----------
                   Net Cash Provided by Financing Activities ...................     1,608,557        863,328
                                                                                   -----------    -----------

Net effect of currency translation on cash .....................................        (3,437)       (10,641)

Net Increase (Decrease) in Cash and cash equivalents ...........................       122,459        (49,114)
Cash and cash equivalents at Beginning of Year .................................        18,115         67,229
                                                                                   -----------    -----------

Cash and cash equivalents at End of Year .......................................   $   140,574    $    18,115
                                                                                   ===========    ===========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                        WORLDWATER CORP. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                 For the years ended December 31, 2002 and 2001
                             (Restated, see Note 19)

                                                                                           Additional     Additional
                                                                                             Paid-In        Paid-In
                                        Common       Stock       Preferred     Stock         Capital        Capital
                                        Shares     Par Value       Shares     Par Value     (Common)      (Preferred)
                                      ----------   ---------     ---------    ---------    -----------    ----------
Balance, December 31, 2000            32,330,811     $32,331     1,722,166     $17,222     $9,461,695     $1,382,728
Conversion of preferred stock
  - Series A                           4,419,778       4,420    (1,111,055)    (11,111)       995,530       (988,839)
  - Accretion of dividends                    --          --            --          --        827,473         50,167
Issuance of preferred stock
  for cash - Series A                         --          --        66,667         667             --         59,333
Private placement issuance
  Costs                                       --          --            --          --       (112,720)            --
Issuance of common stock
  for cash                             2,456,000       2,455            --          --        486,978             --
Issuance of common stock
  for warrants exercised                 270,750         271            --          --         78,729             --
Issuance of common stock
  for services                           886,000         886            --          --        157,750             --
Issuance of common stock
  for options exercised                  398,150         398            --          --        122,210             --
Warrants granted for financing                --          --            --          --        131,478             --
Warrants granted for consulting               --          --            --          --         13,417             --
services
Comprehensive loss:
  Net loss                                    --          --            --          --             --             --
Other comprehensive income-
  Currency translation adjustment             --          --            --          --             --             --
                                      ----------     -------       -------      ------    -----------       --------

Total comprehensive loss
Balance, December 31, 2001            40,761,489      40,761       677,778       6,778     12,162,540        503,389
                                      ==========     =======       =======      ======    ===========       ========
Preferred stock
 - Accretion of dividends                     --          --            --          --             --         38,500
Issuance of common stock and
  Warrants for cash                    5,500,335       5,500            --          --        794,525             --
Issuance of common stock
  for warrants exercised               1,168,000       1,168            --          --        174,032             --
Issuance of common stock
  for services                         1,342,335       1,343            --          --        212,998             --
Issuance of common stock
  for options exercised                  592,893         593            --          --        108,770             --
Warrants granted for financing                --          --            --          --        210,223             --
Warrants granted for consulting               --          --            --          --         46,500             --
services
Issuance of common stock pursuant
  to restricted stock plan             1,000,000       1,000            --          --        149,000             --
Amortization of deferred
  compensation restricted stock               --          --            --          --             --             --
Comprehensive loss:
  Net loss                                    --          --            --          --             --             --
Other comprehensive expense -
  Currency translation adjustment             --          --            --          --             --             --

Total comprehensive loss                      --          --
                                      ----------     -------       -------      ------    -----------       --------
Balance, December 31, 2002            50,365,052     $50,365       677,778      $6,778    $13,858,588       $541,889
                                      ==========     =======       =======      ======    ===========       ========

                                                                     Accumulated
                                                                        Other
                                         Deferred     Accumulated   Comprehensive
                                       Compensation     Deficit      Income(Loss)        Total
                                       ------------  ------------    -----------      ---------
Balance, December 31, 2000                     $0    ($11,148,022)            $0      ($254,046)
Conversion of preferred stock
  - Series A                                   --              --             --             --
  - Accretion of dividends                     --        (877,640)            --             --
Issuance of preferred stock
  for cash - Series A                          --              --             --         60,000
Private placement issuance
  Costs                                        --              --             --       (112,720)
Issuance of common stock
  for cash                                     --              --             --        489,433
Issuance of common stock
  for warrants exercised                       --              --             --         79,000
Issuance of common stock
  for services                                 --              --             --        158,636
Issuance of common stock
  for options exercised                        --              --             --        122,608
Warrants granted for financing                 --              --             --        131,478
Warrants granted for consulting                --              --             --         13,417
services
Comprehensive loss:
  Net loss                                     --      (1,617,117)            --     (1,617,117)
Other comprehensive income-
  Currency translation adjustment              --              --        (10,641)       (10,461)
                                        ---------    ------------       --------    -----------
                                                                                     (1,627,758)
Total comprehensive loss                                                            -----------
Balance, December 31, 2001                      0     (13,642,779)       (10,641)      (939,952)
                                        =========    ============       ========    ===========
Preferred stock
 - Accretion of dividends                      --         (38,500)            --             --
Issuance of common stock and
  Warrants for cash                            --              --             --        800,025
Issuance of common stock
  for warrants exercised                       --              --             --        175,200
Issuance of common stock
  for services                                 --              --             --        214,341
Issuance of common stock
  for options exercised                        --              --             --        109,363
Warrants granted for financing                 --              --             --        210.223
Warrants granted for consulting                --              --             --         46.500
services
Issuance of common stock pursuant
  to restricted stock plan               (150,000)             --             --             --
Amortization of deferred
  compensation restricted stock            15,000              --             --         15,000
Comprehensive loss:
  Net loss                                     --      (1,967,231)            --     (1,967,231)
Other comprehensive expense -
  Currency translation adjustment              --              --         (3,437)        (3,437)
                                                                                     -----------
Total comprehensive loss                                                             (1,970,668)
                                        ---------    ------------       --------    -----------
Balance, December 31, 2002              ($135,000)   ($15,648,510)      ($14,078)   ($1,339,968)
                                        =========    ============       ========    ===========

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

      Impairment of Long-Lived Assets

      The Company evaluates long-lived assets for potential impairment in compliance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company records, in depreciation expense, impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. The current fair market value of the assets is determined by recent transactions, expected remaining useful lives, future market trends and projected salvage values to determine the fair market value of these assets. Impairment losses are measured by comparing the fair value of the asset to its carrying amount.

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

      In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"). SFAS No. 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No.123. Additionally, SFAS No. 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transitional requirements of SFAS No. 148 are effective for all financial statements for fiscal years ending after December 15, 2002.. The application of the disclosure portion of this standard will have no impact on our consolidated financial position or results of operations. The FASB recently indicated that they will require stock-based employee compensation to be recorded as a charge to earnings beginning in 2004. We will continue to monitor their progress on the issuance of this standard as well as evaluate our position with respect to current guidelines.

      Proforma Stock Based Compensation

      The company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans because the exercise price of employee stock options equals the market prices of the underlying stock on the date of grant. Had compensation cost been determined based on the fair value at the grant date for awards in the years ended December 31, 2002 and 2001, respectively, consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below.

                                                    2002              2001
                                                    ----              ----

Net loss, as reported -                         $(2,005,731)      $(2,494,757)
Deduct:  Total stock based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects                          (43,407)         (121,950)
                                                -----------       -----------

Pro forma net loss                              $(2,049,138)      $(2,616,707)
         Earnings per share:
Basic-as reported                               $     (0.04)      $     (0.07)
Basic-pro forma                                 $     (0.04)      $     (0.07)

Diluted-as reported                             $     (0.04)      $     (0.07)
Diluted-pro forma                               $     (0.04)      $     (0.07)

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

(4) Equipment and Leasehold improvements

                                                          2002           2001
                                                          ----           ----
         Computers                                     $  36,537       $ 30,117
         Office furniture and equipment                   98,695        100,775
         Test and assembly fixtures                       34,140         33,550
         Vehicles                                         99,266         92,307
         Leasehold improvements                            8,123          8,123
                                                       ---------       --------
                                                         276,761        264,872
         Less:  Accumulated depreciation                 188,174        147,174
                                                       ---------       --------
         Equipment and leasehold improvements, net     $  88,587       $117,698
                                                       =========       ========

(5) Notes Payable

      The Company has outstanding several notes payable in the aggregate amounts of $197,000 and $167,000 at December 31, 2002 and 2001, respectively. The effective interest rates on these notes range from 0.00% to 10%. All outstanding notes payable are unsecured. As of December 31, 2002 $80,000 of short term convertible notes were in default.

(6) Related Party Transactions

      Note Payable

      Amounts payable to employees, directors and their immediate relatives are due on demand.

                                                        2002            2001
                                                        ----            ----
                  Directors                           $  3,000        $ 3,000
                  Employees                             99,000         78,500
                                                      --------        -------
                      Total                           $102,000        $81,500
                                                      ========        =======

      Leases

      The Company leased office and laboratory facilities from the Chairman of the Company on a month to month basis. Lease payments to the Chairman were $33,000 for 2002 and $30,000 in 2001.

(7) Accounts Payable and Accrued Expenses

      Accounts payable and accrued expenses consist of the following at December 31:

                                                         2002          2001
                                                          ----         ----
                Accounts payable                      $1,013,936     $325,477
                Accrued interest                         153,075      113,867
                Accrued salaries - officers              242,560      143,393
                Accrued payroll taxes                     14,384      122,362
                Other accrued expenses                    29,996       12,968
                                                      ----------     --------
                                                      $1,453,951     $718,067
                                                      ==========     ========

(8) Long-Term Debt

      Long-term debt consist of the following at December 31:   2002       2001
                                                                ----       ----
      Uncollateralized loans payable to a Fund dated          $309,877        0
      November 8th and 15th, 2002, face value bears interest at 10.00 percent per annum with, using the original issue discount the effective interest rate is 32% per annum with three year maturity dates. Payments of interest are due semi-annually beginning May 8th and 15th, 2003. The loans are convertible at the option of the holder at $0.14 per common share for a total of 3,571,430 shares.

      Loans payable to individuals, with no stated interest
      rate or maturity date. Imputed interest is calculated
      at a rate of 4.50% and is included in accrued
      interest. These uncollateralized notes are convertible
      at the option of the holder at $0.495 per common share
      for 106,060 shares of common stock.                       52,500    52,500

      Loan payable to an individual dated October 14, 1992,
      bearing interest at 8.00 percent per annum with an
      original maturity date of October 14, 1997. Payment of
      principal and accrued interest were due at maturity.
      The loan is uncollateralized and is convertible at the
      option of the holder at the rate of $0.40 per share
      for a total conversion amount of 125,000 shares of
      common stock.                                             50,000    50,000

      Loans payable to individuals dated July 17, 1995
      through February 25, 1997 bearing interest at 10.00
      percent per annum and due on demand.The loans are
      uncollateralized and are convertible at the option of
      the holder at $0.50 per common share for 106,000
      shares of common stock. In addition, all holders were
      granted 602,965 warrants for the purchase of common
      stock at the price of $0.60 per share.                    53,000    53,000

      Loan payable to an individual dated December 14, 2001,
      bearing interest at 8.00 percent per annum with a
      maturity date of September 14, 2003. The loan is
      uncollateralized and is convertible at the option of
      the holder at $0.25 per common share for 40,000 shares
      of common stock.                                          10,000    10,000

      Loans payable to certain institutions collateralized
      by autos.                                                      0    20,131

      Loan payable to PNC Bank dated November 2001 bearing
      interest at 7.75% per annum payable in monthly
      installments of $813 with a maturity date of November
      2008 and is guaranteed by the Chairman                    46,438    52,838
                                                                ------    ------

      Total                                                   $521,815  $238,469

      Less current maturities                                  171,937   177,199
                                                              --------  --------
      Total long-term debt                                    $349,878  $ 61,270
                                                              ========  ========

      The current maturities of long-term debt are:
            2002                 $171,937
            2003                    6,953
            2004                  317,389
            2005                    8,115
            2006 thereafter        17,421
                                 --------
                                 $521,815
                                 --------

      In July 2000, the Company entered into a $50,000 Line of Credit with a commercial bank, of which approximately $52,000 was outstanding at December 31, 2000. In November of 2001, the Line of Credit and accrued interest was converted to a 7 year term loan payable in monthly installments bearing interest at a fixed rate of 7.75% per annum and is included in long-term debt.

(9) Income Taxes

      The components of income tax expense (benefit) are as follows:

                                                           2002          2001
                                                         --------      --------
               Federal:
                  Current                                $     --      $     --
                  Deferred                                     --            --
                  Foreign                                      --            --
                                                         --------      --------
                                                         $     --      $     --
                                                         ========      ========

               State:
                  Current                                $     --      $     --
                  Deferred                                     --            --
                  Benefit from sale of state NOL's        121,603       145,148
                                                         --------      --------

                                                         $121,603      $145,148
                                                         ========      ========


                                                            2002         2001
                                                            ----         ----
         Expected tax benefit at 34%                     $ 669,000    $ 550,000
         State tax benefit before allowance               (209,000)     (48,950)
         Change in deferred tax valuation allowance       (460,000)    (501,050)
         Sale of state net operating loss and research
           & development credit                            121,603      145,148
                                                         ---------    ---------
         Income tax benefit                              $ 121,603    $ 145,148
                                                         =========    =========

      The tax effect of significant items comprising the Company's deferred tax asset are as follows:

                                                          2002          2001
                                                          ----          ----

                  Net operating losses carryforwards   $4,359,391    $3,899,391
                  Valuation allowance                   4,359,391     3,899,391
                                                       ----------    ----------

                  Net deferred tax asset               $      --     $       --
                                                       =========     ==========

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

      At December 31, 2002, the Company had net operating loss carryforwards
      (NOL) and research and development credits which may be available to offset future Federal and state taxable income, if any and will expire as follows:

                                Net Operating Loss      Research and Development
            Year Expiring          Carryforwards               Tax Credits
            -------------          -------------               -----------
                                 Federal       State        Federal      State
                                 -------       -----        -------      -----
                2003         $    29,505         -               -           -
                2004              95,302         -               -           -
                2005              94,557                         -           -
                2006             402,684         -               -           -
                2007             251,079         -               -           -
                2008             641,341         -               -           -
                2009             887,929     2,007,000      19,646        21,400
                2010             912,453         -          15,207           -
                2011             981,193         -          15,387           -
                2012           1,263,193         -          12,923           -
                2013           1,337,702         -          20,398           -
                2014             660,000         -          16,100           -
                2015           1,729,498         -          17,701           -
                2016           1,381,244         -          12,795           -
                2017           2,007,000                    21,400        21,400
                              ----------     ---------     -------        ------
                              12,674,680     2,007,000     151,557        21,400
                              ==========     =========     =======        ======

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

                                                                                Weighted-
                                                                                average          Weighted-
                                                     Exercise                   remaining        average
                                                     price per                  contractual      exercise price
                                                     Shares         Options     life (years)     per share
                                                     ---------      -------     ------------     ---------


     Balance, December 31, 2000                      .15-1.00     1,414,161
         Granted                                     .29-.66      1,605,669
         Cancelled                                   .15            (55,600)
         Exercised                                   .15-.38       (398,150)
                                                                  ----------

     Balance, December 31, 2001                      .15-1.00     2,566,080
         Granted                                     .14-.34      3,769,184
         Cancelled                                        --             --
         Exercised                                   .14-.40       (592,893)
                                                                  ----------

     Balance, December 31, 2002                      .14-1.00     5,742,371
                                                                  =========

     Options outstanding and exercisable as of
     December 31, 2002
                                                       .15        3,184,775         8.90        $  .15
                                                       .20          150,000         9.50           .20
                                                       .22           50,000         9.50           .22
                                                       .25           31,000         7.31           .25
                                                       .30          100,000         8.34           .30
                                                       .32          969,900         8.02           .32
                                                       .34          733,000         8.76           .34
                                                       .45           99,500         7.28           .45
                                                       .53           10,800         8.28           .53
                                                       .54           50,000         8.50           .54
                                                       .57           99,996         6.90           .57
                                                       .59          201,400         8.30           .59
                                                       .66           50,000         8.18           .66
                                                      1.00           12,000         7.83          1.00
                                                     -----        ---------         ----         -----
     Balance, December 31, 2002                      .15-1.00     5,742,371         8.46         $0.25
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

                                         2002                         2001
                               -------------------------    -------------------------

                               As reported     Pro forma    As reported    Pro forma
                               -----------    ----------    -----------    ----------

      Net loss                 $2,005,731     $2,049,138    $2,494,757     $2,616,707
                               ==========     ==========    ==========     ==========
      Earnings per share        $(0.04)         $(0.04)       $(0.07)        $(0.07)
                                ======          ======        ======         ======

      The Company used the Black-Scholes model to value the stock options that it granted. The assumptions that the Company used to estimate the fair value of the options and the weighted-average estimated fair value of an option on the date of the grant are as follows:

                                                        2002            2001
                                                        ----            ----

         Terms (years)                                   10              3-10
         Volatility                                     79%              50%
         Risk-free interest rate (zero coupon U.S.
                    Treasury Notes)                      5%               5%
         Dividend yield                                  0%               0%
         Weighted-average fair value per option      $0.15-$0.34     $0.21-$0.27

(11) Warrants

      The Company accounts for transactions with non-employees, in which goods or services are the consideration received for the issuance of equity instruments under the fair value based method.

      At December 31, 2002, warrants to purchase 9,988,858 common shares are outstanding, exercisable as follows:

               Year              Warrants Exercisable        Strike Price
               ----              --------------------        ------------
               2003                   2,209,525              $0.20-$1.20
               2004                   2,040,000              $0.10-$0.50
               2005                   1,118,333              $0.15-$0.25
               2006                   1,740,000              $0.15-$0.30
               2007                   2,881,000              $0.15-$0.50
                                      ---------
                                      9,988,858
                                      =========

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

(13) Employment and Consultant Agreements

      On January 1, 2002, the Company entered into a five-year employment agreement with the Chief Executive Officer ("CEO"). Compensation under the agreement is $150,000 annual salary, $1,200 per month auto allowance and $1,500 per month to cover rental offices in Hopewell, New Jersey. The CEO agreed to an amendment which provided for an annual salary of $25,200 accruing the difference beginning on July 1st. The CEO has full participation in the Company "fringe benefits" including health coverage and the maintenance of a whole life policy to continue after retirement. Bonus and participation in the Stock Option Plan are based upon the discretion of the compensation committee. In July 2002, the CEO was granted 120,000 stock options vesting in equal installments of 10,000 shares per month, at an exercise price of $0.15, the fair market value at the date of the grant.

      Also on January 1, 2002, the Company entered into three-year employment agreements with the Vice President/Controller and the Vice President. Total compensation under these agreements amounted to $152,000 annually. In July 2002, the Vice President/Controller and Vice President agreed to amend their employment agreements such that their combined annual salaries were reduced to $73,200. Subsequently, with effect on November 1, 2002, the combined salaries of these individuals were increased to $122,000 annually. In addition, effective July 2002, these individuals were granted 156,000 stock options, vesting 13,000 per month, at an exercise price of $0.15, the fair market value at the date of the grant.

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

      The minimum future rental payments under this lease are $297,000 through June 14, 2007.

                             2003             $ 66,000
                             2004               66,000
                             2005               66,000
                             2006               66,000
                             2007               33,000
                                              --------
                                              $297,000
                                              ========

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

(19) Restatement

      Subsequent to issuance of the Company's consolidated financial statements for the year ended December 31, 2002 it was determined that the Company had incorrectly accounted for restricted stock issued in July 2002 to its Chairman, Quentin Kelly. The Company incorrectly did not record compensation expense. During 2002 and 2001 the Company incorrectly recorded certain warrants that were issued to induce the granting of debt to the Company. The Company did not allocate the proceeds appropriately between the debt and the warrants. In 2001 the company did not correctly record the conversion of Preferred Stock and preferred dividends.

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

      The balance of unearned compensation related to these restricted shares as of December 31, 2002 was $135,000. Total compensation expense recognized for the restricted shares granted was $15,000 for the year ended December 31, 2002.

      Detachable Warrants

      For the year ended December 31, 2002 the Company was provided $245,000 of short term loans and $500,000 of convertible notes (see Part II Item 5, Sale of Restricted Stock During the Fourth Quarter) for working capital financing. The Company agreed to issue 285,000 warrants for the short term notes and 2,381,000 warrants for the convertible notes representing additional consideration for the loans provided. Accordingly, the warrants have been valued at their fair value and the proceeds from the loans have been allocated on a relative fair value basis between the debt and the warrants in accordance with Accounting Principles Board Opinion No. 14 ("APB 14"). This has resulted in a discount on the debt and a charge to additional paid in capital of $190,123. The amount of additional interest recorded during the years ended December 31, 2002 and 2001 was $20,100 and $131,478, respectively.

      Also, the Company provided 425,000 warrants for services. These warrants have been valued at their fair value on the date of issuance and recorded as compensation expense. The amount of additional compensation expense recorded during the years ended December 31, 2002 and 2001 was $46,500 and $13,417, respectively.

      Impact of Restatement

      The net impact of the restatement has reduced retained earnings by $0 at January 1, 2001.

      As a result the Company has restated its consolidated financial statements as of December 31, 2002 and for the years ended December 31, 2002 and 2001 from the amounts previously reported. A summary of the significant effects of the restatement is as follows:

                                                       December 31,  2002                      December 31,  2001
                                                       As previously                           As previously
                                                          Reported           As Restated           Reported         As Restated
                                                          --------           -----------           --------         -----------
      General and administrative                           $1,888,552          $1,950,052          $1,220,335       $1,305,052
      Operating loss                                       (1,946,036)         (2,007,536)         (1,463,148)      (1,547,865)
      Interest expense, net                                    61,198              81,298             187,980          214,400
      Net loss applicable to common shareholders           (1,924,131)         (2,005,731)         (1,577,217)      (2,494,757)
      Basic and diluted loss per common share                   (0.04)              (0.04)              (0.05)           (0.07)

                                                       As previously                           As previously
                                                          Reported           As Restated           Reported         As Restated
                                                          --------           -----------           --------         -----------
      Long-Term Debt                                         $540,001            $349,878             $61,270          $61,270
      Additional Paid-in-Capital                           13,849,859          14,400,477          11,748,389       12,665,929
      Deferred Compensation                                         0            (135,000)                  0                0
      Accumulated Deficit                                 (15,422,015)        (15,648,510)        (12,725,239)     (13,642,779)
      Total Stockholders' Equity (Deficiency)              (1,530,091)         (1,339,968)           (939,952)        (939,952)

EXHIBIT INDEX

      99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.