Form 10QSB
period 2003-03-31
WORLDWATER CORP
filed 2003-06-04
CIK 811271

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB

                 |X| QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

                                 Yes |X| No |_|

    As of the close of business on June 2, 2003 there were 50,427,552 shares of the Registrant's Common Stock, $.001 par value, outstanding.

WORLDWATER CORP.

QUARTERLY REPORT ON FORM 10-QSB

PART  I.           FINANCIAL INFORMATION
                                                                      Page  No.
                                                                      ---------

Item  1.   Condensed Consolidated Financial Statements                    3
           Condensed Consolidated Balance Sheets
           as of March 31, 2003 (Unaudited)

           Condensed Consolidated Statements of                           4
           Operations (Unaudited) for the three months ended March 31, 2003 and 2002

           Condensed Consolidated Statements of Cash                      5
           Flows (Unaudited) for the three months ended
           March 31, 2003 and 2002

           Condensed Consolidated Statements of Stockholders'             6
           Deficiency (Unaudited) for the period January 1, 2003 through March 31, 2003.

           Independent Accountant's Review Report                         7

           Notes to the Condensed Consolidated                          8 - 16
           Financial Statements (Unaudited)

Item  2.   Management's Discussion and Analysis of                     17 - 19
           Financial Condition and Results of Operations

Item  3    Controls and Procedures                                        20

PART  II.          OTHER INFORMATION

Item  6    Exhibits and Reports on Form 8-K                               21

                        WORLDWATER CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2003

           Assets                                                                                                       03/31/2003
                                                                                                                       ------------
Current Assets:
    Cash and cash equivalents ...........................................................................              $      2,766
    Accounts receivable, net of allowance for
        doubtful accounts of $8,980 .....................................................................                   749,842
    Inventory ...........................................................................................                    73,663
    Deferred contract costs .............................................................................                     1,680
    Prepaid expenses ....................................................................................                    13,109
                                                                                                                       ------------
       Total Current Assets .............................................................................                   841,060
    Equipment and leasehold improvements, Net ...........................................................                    82,700
    Deposits ............................................................................................                    19,802
                                                                                                                       ------------
       Total Assets .....................................................................................              $    943,562
                                                                                                                       ============

       Liabilities and Stockholders' (Deficiency)

Current Liabilities:
    Notes payable .......................................................................................              $    190,680
    Notes payable, related parties ......................................................................                   171,000
    Current maturities of long-term debt ................................................................                   172,052
    Customer deposits payable ...........................................................................                         0
    Due to bank .........................................................................................                     3,828
    Accounts payable and accrued expenses ...............................................................                 1,664,434
                                                                                                                       ------------
       Total Current Liabilities ........................................................................                 2,201,994
    Long-term debt ......................................................................................                   516,836
                                                                                                                       ------------
       Total Liabilities ................................................................................                 2,718,830
                                                                                                                       ------------
Commitments and contingencies ...........................................................................                        --

Stockholders' Equity (Deficiency):
    Preferred Stock 7% Convertible,$.01 par value; authorized
       10,000,000; issued and outstanding at March 31, 2003:
            Series A 66,667 shares, liquidation preference $60,000 ......................................                       667
            Series B 611,111 shares, liquidation preference $550,000 ....................................                     6,111
    Common stock, $.001 par value; authorized 100,000,000;
       issued and outstanding 49,365,052 shares and 1,000,000 restricted
       shares at March 31, 2003 .........................................................................                    50,365
    Additional paid-in capital ..........................................................................                14,466,585
    Deferred compensation ...............................................................................                  (127,500)
    Accumulated other comprehensive loss ................................................................                   (16,478)
    Accumulated deficit .................................................................................               (16,155,018)
                                                                                                                       ------------
       Total Stockholders' (Deficiency) .................................................................                (1,775,268)
                                                                                                                       ------------
       Total Liabilities and Stockholders' (Deficiency) .................................................              $    943,562
                                                                                                                       ============

The Notes to Consolidated Financial Statements are an integral part of these statements.

                        WORLDWATER CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               For the three months ended March 31, 2003 and 2002

                                                                                                 2003                      2002
Revenue:
  Equipment sales ..............................................................             $  1,066,900              $         --
  Service revenue ..............................................................                   31,445                        --
                                                                                             ------------              ------------
        Total ..................................................................                1,098,345                        --
                                                                                             ------------              ------------

Cost of goods sold:
   Cost of equipment sales .....................................................                  717,158                        --
   Cost of service revenue .....................................................                   24,065                        --
                                                                                             ------------              ------------
                                                                                                  741,223                        --
                                                                                             ------------              ------------
Gross Profit ...................................................................                  357,122                        --
                                                                                             ------------              ------------

Operating Expenses:
    Research and development expense ...........................................                   87,679                    80,657
    Marketing, general and administrative expenses .............................                  727,140                   427,337
                                                                                             ------------              ------------

        Total Expenses .........................................................                  814,819                   507,994
                                                                                             ------------              ------------
Loss from
Operations .....................................................................                 (457,697)                 (507,994)
Other Expense (Income)
    Interest expense (income), net .............................................                   39,186                    19,009
                                                                                             ------------              ------------
        Total Other Expense ....................................................                   39,186                    19,009
                                                                                             ------------              ------------
Net loss .......................................................................             $   (496,883)             $   (527,003)
    Accretion of preferred stock dividends .....................................                   (9,625)                       --
                                                                                             ------------              ------------

Net loss applicable to common shareholders .....................................             $   (506,508)             $   (527,003)
                                                                                             ============              ============

Net Loss per Common Share (basic and diluted): .................................             $      (0.01)             $      (0.01)
                                                                                             ============              ============

Shares used in Per Share Calculation:
     Average ...................................................................               50,365,052                43,871,864
                                                                                             ============              ============

The Notes to Consolidated Financial Statements are an integral part of these statements.

                        WORLDWATER CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               For the three months ended March 31, 2003 and 2002

                                                                                                       2003                  2002
                                                                                                     ---------            ---------
Cash Flows from Operating Activities:
    Net loss .............................................................................           $(496,883)           $(527,003)
    Adjustments to reconcile net loss to
       net cash used in operating activities:
           Amortization of interest expense ..............................................              17,590                   --
           Depreciation ..................................................................               7,989               10,635
           Issuance of options for service ...............................................                  --               11,513
           Issuance of stock for service .................................................                  --              127,500
           Issuance of stock for conversion of debt ......................................                  --                4,848
           Stock based compensation expense ..............................................               7,500                   --
           Changes in assets and liabilities:
               Accounts receivable .......................................................            (466,670)              21,001
               Inventory .................................................................             (11,801)                (309)
               Deferred contract costs ...................................................             581,963                   --
               Prepaid expenses ..........................................................               3,476               (5,350)
               Customer deposits payable .................................................            (243,172)                  --
               Due to bank ...............................................................               3,828                   --
               Accounts payable and other accrued expenses ...............................             210,483              (37,574)
                                                                                                     ---------            ---------
                   Net Cash (Used in) Operating Activities ...............................            (385,697)            (394,739)
                                                                                                     ---------            ---------

Cash Flows from Investing Activities:
    Purchase of equipment and leasehold improvements .....................................              (2,100)                  --
    Deposits .............................................................................             (16,257)                 (19)
                                                                                                     ---------            ---------
                   Net Cash Used in Investing Activities .................................             (18,357)                 (19)
                                                                                                     ---------            ---------

Cash Flows from Financing Activities:
    Proceeds from issuance of long-term debt and warrants ................................             205,696                   --
    Payments on long-term debt ...........................................................              (1,550)              (8,756)
    Proceeds from issuance of notes payable ..............................................             350,000                   --
    Payments on notes payable ............................................................            (285,500)             (60,000)
    Proceeds from issuance of common stock ...............................................                  --              450,225
                                                                                                     ---------            ---------
                   Net Cash Provided by (Used in) Financing Activities ...................             268,646              381,469
                                                                                                     ---------            ---------

Net effect of currency translation on cash ...............................................              (2,400)               1,383

Net Increase (Decrease) in Cash ..........................................................            (137,808)             (11,906)
Cash at Beginning of Year ................................................................             140,574               18,115
                                                                                                     ---------            ---------

Cash at End of First Quarter .............................................................           $   2,766            $   6,209
                                                                                                     =========            =========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                        WORLDWATER CORP. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                       For the period ended March 31, 2003

                                                                                         Additional    Additional
                                                                                          Paid-In        Paid-In
                                          Common Stock              Preferred Stock       Capital        Capital      Deferred
                                      Shares       Par Value     Shares     Par Value     (Common)     (Preferred)  Compensation
                                     ----------   -----------    -------   -----------   -----------   -----------   -----------
Balance, December 31, 2002
  (Restated) ....................    50,365,052   $    50,365    677,778   $     6,778   $13,858,588   $   541,889   ($  135,000)

Preferred Stock
  - Accretion of dividends ......            --            --         --            --            --         9,625            --
Amortization of deferred
  compensation restricted
  stock .........................            --            --         --            --            --            --         7,500
Warrants granted for
  financing .....................            --            --         --            --        56,483            --            --
Comprehensive loss:
  Net loss ......................            --            --         --            --            --            --            --
Other comprehensive
  income -
  Currency translation
    adjustment ..................            --            --         --            --            --            --            --
                                     ----------   -----------    -------   -----------   -----------   -----------   -----------
Total comprehensive loss

Balance, March 31, 2003 .........    50,365,052   $    50,365    677,778   $     6,778   $13,915,071   $   551,514   ($  127,500)
                                     ==========   ===========    =======   ===========   ===========   ===========   ===========

                                                                                               Accumulated
                                                                                                  Other
                                                                          Accumulated         Comprehensive
                                                                            Deficit           Income (Loss)           Total
                                                                         ------------         -------------        -----------
Balance, December 31, 2002 (Restated) .........................          ($15,648,510)          ($14,078)          ($1,339,968)

Preferred Stock
  - Accretion of dividends ....................................                (9,625)                --                    --
Amortization of deferred compensation
   restricted stock ...........................................                    --                 --                 7,500
Warrants granted for financing ................................                    --                 --                56,483
Comprehensive loss:
      Net loss ................................................              (496,883)                --              (496,883)
Other comprehensive income -
  Currency translation adjustment .............................                    --             (2,400)               (2,400)

                                                                                                                   -----------
      Total comprehensive loss ................................                                                       (499,283)
                                                                         ------------           --------           -----------

Balance, March 31, 2003 .......................................          ($16,155,018)          ($16,478)          ($1,775,268)
                                                                         ============           ========           ===========

The Notes to Consolidated Financial Statements are an integral part of these statements.

      INDEPENDENT ACCOUNTANT'S REVIEW REPORT

We have reviewed the consolidated balance sheet of WorldWater Corp. and subsidiaries as of March 31, 2003, and the related consolidated statements of operations, stockholders deficiency, and cash flows for the three months ended March 31, 2003. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

As indicated in Note 1, certain conditions indicate the Company may be unable to continue as a going concern. The accompanying interim financial information does not include any adjustments that might result from the outcome of this uncertainty.

May 30, 2003

PART I. ITEM 1.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    LIQUIDITY

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

2.    NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards 146, "Accounting for Costs Associated with Disposal or Exit Activities" ("SFAS 146"). SFAS 146 requires that liabilities for the costs associated with exit or disposal activities be recognized when the liabilities are incurred, rather than when an entity commits to an exit plan. We will adopt SFAS 146 on January 1, 2003. The new rules will change the timing of liability and expense recognition related to exit or disposal activities, but not the ultimate amount of such expenses. The adoption of this standard had no impact on the Company's operating results or financial position.

In November 2002, the FASB issued Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 also expands the disclosures required to be made by a guarantor about its obligations under certain guarantees that it has issued. Initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified. The disclosure requirements are effective immediately and are provided in Item
8. "Financial Statements and Supplementary Data, Note 8 - Commitments". The adoption of FIN 45 did not have a material effect on our results of operations.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"). SFAS No. 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No.123. Additionally, SFAS No. 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transitional requirements of SFAS No. 148 are effective for all financial statements for fiscal years ending after December 15, 2002. We adopted the disclosure portion of this statement for the current fiscal quarter ended March 31, 2003. The application of the disclosure portion of this standard will have no impact on our consolidated financial position or results of operations. The FASB recently indicated that they will require stock-based employee compensation to be recorded as a charge to earnings beginning in 2004. We will continue to monitor their progress on the issuance of this standard as well as evaluate our position with respect to current guidelines.

      Proforma Stock Based Compensation

The company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans because the exercise price of employee stock options equals the market prices of the underlying stock on the date of grant. Had compensation cost been determined based on the fair value at the grant date for awards in the three months ended March 31, 2003 and 2002, respectively, consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below.

                                                   Three months ended March 31,
                                                        2003          2002
                                                      ---------    ----------

Net loss, as reported -                               $(506,508)   $ (527,003)
Deduct: Total stock based employee
        compensation expense determined
        under fair value based method
        for all awards, net of related
        tax effects                                          (0)           (0)
                                                      ---------    ----------

Pro forma net loss                                    $(506,508)   $ (527,003)

Earnings per share:
         Basic-as reported                            $   (0.01)   $    (0.01)
         Basic-pro forma                              $   (0.01)   $    (0.01)

         Diluted-as reported                          $   (0.01)   $    (0.01)
         Diluted-pro forma                            $   (0.01)   $    (0.01)

In January 2003, the FASB issued Interpretation 46 - "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest in after that date. The related disclosure requirements are effective immediately. The adoption of FIN 46 did not have an effect on our results of operations.

      Advertising Costs

Advertising costs are expensed as incurred. Such expense for the periods ended March 31, 2003 and 2002 was $8,123 and $0, respectively.

3.    EQUIPMENT AND LEASEHOLD IMPROVEMENTS

      Equipment and leasehold improvements consist of the following at March 31, 2003:

                                                                      2003
                                                                      ----
         Computers                                                 $   27,417
         Office furniture and equipment                               109,915
         Test and assembly fixtures                                    34,140
         Vehicles                                                      99,266
         Leasehold improvements                                         8,123
                                                                   ----------
                                                                      278,861
         Less: Accumulated depreciation                               196,161
                                                                   ----------
         Equipment and leasehold improvements, net                 $   82,700
                                                                   ==========

4.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

      Accounts payable and accrued expenses consist of the following at March 31, 2003:

                                                                      2003
         Accounts payable                                          $1,012,195
         Accrued interest                                             173,363
         Accrued salaries - officers                                  279,761
         Accrued commissions                                          114,500
         Accrued payroll taxes                                         37,821
         Other accrued expenses                                        46,794
                                                                   ----------
                                                                   $1,664,434
                                                                   ==========

5.    LONG-TERM DEBT

      Long-term debt consist of the following at March 31, 2003:

      Uncollateralized loans payable to a Fund dated                 $322,650
      November 8th and 15th, 2002, face value bears interest at 10.00 percent per annum, using the original issue discount the effective interest rate is 32% per annum with three year maturity dates.
      Payments of interest are due semi-annually beginning May 8th and 15th, 2003.
      The loans are convertible at the option of the holder at $0.14 per common share for a total of 3,571,429 shares.

      Uncollateralized loans payable to Funds dated                   152,654
      January 23rd and 30th, 2003, face value bears interest at 10.00 percent per annum using the original issue discount the effective interest rate is 22% per annum with three year maturity dates. Payments of interest are due semi-annually beginning July
      23rd and 30th, 2003. The loans are convertible at the option of the holder at $0.15 per common share for a total of 1,333,334 shares.

      Loans payable to individuals, with no  stated                    52,500
      interest rate or maturity date. Imputed interest is calculated at a rate of 4.50% and is included in accrued interest. These uncollateralized notes are convertible at the option of the holder at $0.495 common share for 106,060 shares of common stock.

      Loan payable to an individual dated October 14, 1992,            50,000
      bearing interest at 8.00 percent per annum with an original maturity date of October 14, 1997. Payment of principal and accrued interest were due at maturity.
      The loan is uncollateralized and is convertible at the option of the holder at the rate of $0.40 per share for a total conversion amount of 125,000 shares of common stock.

      Loans payable to individuals dated  July 17, 1995                53,000
      through February 25, 1997 bearing interest at
      10.00 percent per annum and due on demand. The loans are uncollateralized and are convertible at the option of the holder at $0.50 per common share for 106,000 shares of common stock. In addition, all holders were granted 602,965 warrants for the purchase of common stock at the price of $0.60 per share.

      Uncollateralized loan payable to an individual dated             10,000
      December 14, 2001, bearing interest at 8.00 percent per annum with a maturity date of September 14, 2003.
      The loan is uncollateralized and is convertible at the option of the holder at $0.25 per common share for 40,000 shares of common stock.

      Loan payable to PNC Bank dated November 2001                     44,888
      bearing interest at 7.75% per annum payable in monthly installments of $813 with a maturity date of November
      2008 and is guaranteed by the Chairman.

      Long term payables                                                3,196
                                                                     --------
      Total                                                          $688,888
      Less current maturities                                         172,052
                                                                     --------
      Total long-term debt                                           $516,836
                                                                     ========

6.    RESTRICTED STOCK AGREEMENT

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

      The balance of unearned compensation related to these restricted shares as of March 31, 2003 was $127,500. Total compensation expense recognized during the first quarter 2003 for the restricted shares granted was $7,500.

7.    DETACHABLE WARRANTS

      For the quarter ended March 31, 2003 the Company was provided a short term loan of $50,000 and $200,000 of convertible notes for working capital financing. The Company agreed to issue 72,000 warrants for the short term notes and 893,333 warrants for the convertible notes representing additional consideration for the loans provided. Accordingly, the warrants have been valued at their fair value and the proceeds from the loans have been allocated on a relative fair value basis between the debt and the warrants in accordance with Accounting Principles Board Opinion No. 14 ("APB 14"). This has resulted in a discount on the debt and a charge to additional paid in capital of $56,483. The amount of additional interest recorded during the quarter ended March 31, 2003 was $17,590.

8.    SIGNIFICANT RISKS AND UNCERTAINTIES

      Concentration on Cash Balance

      The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

      Major Customers

      The Company had two major customers that accounted for 97% of total sales during the period ended March 31, 2003, and 92% of accounts receivable as of March 31, 2003.

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

RESULTS OF OPERATIONS

REVENUE. For the three months ended March 31, 2003 revenue increased to $1,098,345 as compared to $0 in the same period of 2002. Early in 2002, the Company addressed the uncertainty of oversees market fluctuations (which had been the Company's primary focus) with a new focus on domestic business. During the fourth quarter of 2002, the Company completed installation of its first AquaMax(TM) system powering a 50 horsepower irrigation pump at a ranch located in California. Also in California, the Company completed implementation of a 300 horsepower solar powered system for a food processing refrigeration unit which amounted to $891,000 of revenue during the first quarter of 2003. The Company continued engineering and planning for pumping systems of 300 and 500 horsepower for a water utility district in California ($4 million purchase order). In New Jersey, the first contract was completed with an organic farm which amounted to $177,000 of revenue also in the first quarter of 2003. The Company also began work on a contract with the Sacramento Municipal Utility District to analyze possible irrigation projects powered by solar for agricultural well pumps. Service revenue amounting to $8,000 was recognized during the first quarter of 2003 for this project.

In  the  Philippines,  the  Company  began  work  on  a  contract  with  Winrock
International Institute for Agricultural Development which has a cooperative agreement award with the U.S. Agency for International Development (USAID)/Philippines for the Alliance for Mindanao Off-Grid Renewable Energy (AMORE). The $86,935 project is designed to support for community electrification projects in Mindanao, focusing on the private sector in community or social preparation. Service revenue amounting to $23,445 was recognized during the first quarter of 2003.

With current orders totaling approximately $4.6 million the Company anticipates being able to cover its fixed and variable marketing and general and administrative expenses by the third quarter of 2003. Until that time, the Company will continue to source private funding of equity and debt.

GROSS PROFIT. Gross profit of $357,122 or 32.5% was recognized for the three months ended March 31, 2003, as compared to a gross profit of $0 in the same period of 2002. Cost of sales for the three month period was $741,223. Cost of equipment sales was $717,158 on sales of $1,066,900 for a gross profit of $349,742 of 33%. Cost of service revenue was $24,065 on total revenue of $31,445. The operating loss was $457,697 for the three months in 2003 compared to an operating loss of $507,994 for the same period in 2002.

MARKETING, GENERAL AND ADMINISTRATIVE. Marketing, general and administrative expenses increased by $299,803 in the three month period ending March 31, 2003 to $727,140, up from $427,337 in the same period of 2002. The increase can be attributed to adding a sales office and staff in California to support the expanded marketing efforts. During the first quarter of 2003 the Company incurred a one time accrual of sales commissions totaling $113,000. This amount is payable to California sales representatives who had not received salary and is based on bookings and payable as the jobs are completed with payments over an eight month period as cash flow improves. The Company is maintaining its current staffing levels in New Jersey but has found it necessary to hire consultants from time to time therefore increasing this expense as compared to the same period in 2002.

RESEARCH AND DEVELOPMENT. Research and development expenses increased by $7,022 for the three month period to $87,679 as compared to $80,657 in the same period of 2002. The Company has been focusing its efforts on sales proposals for its existing products (see REVENUE).

INCOME TAXES. The Company recognized no income tax expense for 2003 and 2002 to date.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents decreased by $137,808 from $140,574 at December 31, 2002. The net cash used in operating activities during this three month period in 2003 was $385,697 compared to $394,739 in 2002. Cash provided by financing activities was $268,646 as compared to $381,469 during the same period in 2002.

At March 31, 2003, the Company had a working capital deficiency of $1,360,934 and a stockholders' deficiency of $1,775,268. It has experienced continuing negative cash flows from operations. The Company has financed operations, which historically have mainly focused on research and development, through private funding of equity and debt.

The Company expects to continue to incur losses until such time as it attains sales volumes which provide adequate gross profit to cover operating costs and generate positive cash flow. Working capital requirements will depend upon numerous factors, including the level of resources devoted to the scale-up of installation activities, and increased sales and marketing.

Management has developed a financial plan to address working capital deficiency and to increase the cash provided by financing activities. Since early 2000, this has included the issuance of stock and convertible debentures. This financial plan has sufficiently funded operations to date, that is, funding the development and introduction of its solar technology, and will continue to do so if executed successfully. Although the cash balance as of March 31, 2003 is insufficient to fund operations for the second quarter of 2003, cash received subsequently has been sufficient to fund operations. The Company continues to pursue convertible debt financing, and believes, based upon past experience, this will provide sufficient funding until positive cash flow from operations is attained. The Company has also been able to negotiate with their key solar panel vendors payment terms and escrow arrangements have been established which substantially decrease the cash requirements during project implementation. As of March 31, 2003 $424,834 was payable to panel vendors.

SALE OF RESTRICTED SECURITIES DURING THE FIRST QUARTER 2003

In January 2003, the Company issued three year convertible notes totaling $200,000 to institutional investors. The notes bear interest at 10% per annum payable semi-annually commencing July 2003. Interest is payable in cash or shares of common stock at the election of the holder. The notes are convertible into an aggregate of 1,333,333 shares of common stock. Warrants to purchase an aggregate of 893,332 shares of common stock at an exercise price of $0.30 per share were issued with the convertible notes. This transaction did not involve a public offering and therefore was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Act").

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

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

99.1  Certification  Pursuant to 18 U.S.C.  Section 1350, as Adopted Pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002.

99.2  Certification  Pursuant to 18 U.S.C.  Section 1350, as Adopted Pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K

      On January 23, 2003, we filed a Current Report on Form 8-K disclosing a change in our independent public accountants.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereby duly authorized.

DATE: June 2, 2003                         WORLDWATER CORP.

By:   /s/Quentin T. Kelly              By: /s/ Terri Lyn Harris
      -------------------                  --------------------
      Quentin T. Kelly                     Terri Lyn Harris
      Chairman & CEO                       Chief Financial Officer

CERTIFICATION PURSUANT TO RULE 13(a) OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Quentin T. Kelly, certify that:

1. have reviewed this quarterly report on Form 10-QSB of WorldWater Corp.;

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

Dated: June 2, 2003

By:    /s/ Quentin T. Kelly
       --------------------
Name:  Quentin T. Kelly
Title: Chief Executive Officer and Chairman of the Board

CERTIFICATION PURSUANT TO RULE 13(a) OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Terri Lyn Harris, certify that:

1. have reviewed this quarterly report on Form 10-QSB of WorldWater Corp.;

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

Dated: June 2, 2003

By:    /s/ Terri Lyn Harris
       --------------------
Name:  Terri Lyn Harris
Title: Chief Financial Officer