Form 10QSB/A
period 2002-09-30
WORLDWATER CORP
filed 2003-06-25
CIK 811271

UNITED STATES
                       SECURITIES  AND  EXCHANGE  COMMISSION
                             WASHINGTON,  D.C.  20549

                               ------------------

                                 FORM  10-QSB/A

                                AMENDMENT  NO.  3

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

                             YES  X          NO  ____

AS OF THE CLOSE OF BUSINESS ON JUNE 24, 2003 THERE WERE 50,365,052 SHARES OF THE REGISTRANT'S COMMON STOCK, $.001 PAR VALUE, OUTSTANDING.

                                EXPLANATORY NOTE

This Amendment on Form 10-QSB/A constitutes Amendment No. 3 to our Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2002, which was filed with the Securities and Exchange Commission (the "Commission") on November 14, 2002, as amended by Amendments No.1 and No. 2 to Form 10-QSB which were filed with the Commission on November 18, 2002 and June 4, 2003, respectively. We are amending the disclosure set forth in Item 2 of Part I in its entirety.

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

IN JULY OF 2002 WE ISSUED 100,000 COMMON STOCK SHARES PURSUANT TO A CONSULTING AGREEMENT WITH A MEMBER OF THE BOARD OF DIRECTORS, ROLF FRAUENFELDER, IN A TRANSACTION NOT INVOLVING A PUBLIC OFFERING AND THEREFORE EXEMPT FROM REGISTRATION PURSUANT TO THE ACT.

IN AUGUST OF 2002 WE ISSUED 550,000 COMMON STOCK SHARES TO THE CHAIRMAN OF THE BOARD OF THE COMPANY AS REIMBURSEMENT FOR CORPORATE LEGAL EXPENSES TOTALING $50,000 IN A TRANSACTION NOT INVOLVING A PUBLIC OFFERING AND THEREFORE EXEMPT FROM REGISTRATION PURSUANT TO THE ACT.

                                 SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREBY DULY AUTHORIZED.


DATE:   JUNE  25,  2003

WORLDWATER  CORP.


BY:     /S/ QUENTIN  T.  KELLY             BY:  /S/ TERRI  LYN  HARRIS
        ----------------------                  ---------------------
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


DATED:  JUNE  25,  2003


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


DATED:  JUNE  25,  2003


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


                   CERTIFICATION  OF  CHIEF  EXECUTIVE  OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, QUENTIN T. KELLY CERTIFY, PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002, THAT THE QUARTERLY REPORT OF WORLDWATER CORP. ON FORM 10-QSB FOR THE QUARTERLY PERIOD ENDED
MARCH 31, 2003 FULLY COMPLIES WITH THE REQUIREMENTS OF SECTION 13(A) AND 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934 AND THAT INFORMATION CONTAINED IN SUCH QUARTERLY REPORT ON FORM 10-QSB FAIRLY PRESENTS IN ALL MATERIAL RESPECTS THE FINANCIAL CONDITION AND RESULTS OF OPERATION OF WORLDWATER CORP.



BY:     /S/  QUENTIN  T.  KELLY
        -----------------------
        NAME:  QUENTIN  T.  KELLY
        TITLE: CHIEF  EXECUTIVE  OFFICER  AND  CHAIRMAN  OF  THE  BOARD

        Dated:   June 25, 2003

EXHIBIT  99.2



                    CERTIFICATION  OF  CHIEF  FINANCIAL  OFFICER
   PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY  ACT  OF  2002



I, TERRI LYN HARRIS CERTIFY, PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002, THAT THE QUARTERLY REPORT OF WORLDWATER CORP. ON FORM 10-QSB FOR THE QUARTERLY PERIOD ENDED
MARCH 31, 2003 FULLY COMPLIES WITH THE REQUIREMENTS OF SECTION 13(A) AND 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934 AND THAT INFORMATION CONTAINED IN SUCH QUARTERLY REPORT ON FORM 10-QSB FAIRLY PRESENTS IN ALL MATERIAL RESPECTS THE FINANCIAL CONDITION AND RESULTS OF OPERATION OF WORLDWATER CORP.



     BY:     /S/  TERRI  LYN  HARRIS
             -----------------------
     NAME:   TERRI  LYN  HARRIS
     TITLE:  CHIEF  FINANCIAL  OFFICER

     Dated:  June 25, 2003