Form 10KSB/A
period 2002-12-31
WORLDWATER CORP
filed 2003-06-25
CIK 811271

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB/A
                                 Amendment No. 2
Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002

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

On June 24, 2003 the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $8,085,091.

As of June 24, 2003 the Registrant had outstanding 50,427,552 shares of Common Stock and 677,778 shares of Preferred Stock.


                                EXPLANATORY NOTE

This Amendment on Form 10-K/A constitutes Amendment No. 2 to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002, which was filed with the Securities and Exchange Commission (the "Commission") on March 31, 2003, as amended by Amendment No.1 to Form 10-KSB which was filed with the Commission on June 4, 2003. We are amending the disclosure set forth in Item 5 of Part II in its entirety.

PART  II.
---------

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS
-------------------------------------------------------------------------

(a)     Price  Range  of  Common  Stock.

WorldWater Corp.'s common stock is traded on the OTC Electronic Bulletin Board and is listed under the stock symbol "WWAT.OB". High and low bid quotations are listed below:


                            For  the  year  ended  December  31,  2002

                                   HIGH          LOW

First  Quarter                    $0.30          $0.12
Second  Quarter                   $0.28          $0.12
Third  Quarter                    $0.18          $0.12
Fourth  Quarter                   $0.19          $0.11



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


SALES  OF  RESTRICTED  SECURITIES  DURING  THE  FOURTH  QUARTER  2002

     In October 2002 we issued 1,000,000 common stock shares for cash totaling $100,000 and attached warrants to purchase 500,000 common stock shares with an exercise price of $0.10 and a two-year term to an accredited investor as defined in Rule 501 of Regulation D in a transaction not involving a public offering and therefore exempt from registration pursuant to the Act.

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

WorldWater  Corp.
(Registrant)

By:  /s/  Quentin  T.  Kelly                         Date:  June  25,  2003
----------------------------                                ---------------
Quentin  T.  Kelly,  Chairman/CEO


By:  /s/  Terri  Lyn  Harris                         Date:  June  25,  2003
----------------------------                                ---------------
Terri  Lyn  Harris,  Chief  Financial  Officer




CERTIFICATION PURSUANT TO RULE 13-A-14 OR 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I,  Quentin  T.  Kelly,  certify  that:

1.      I  have reviewed annual report on Form  10-KSB  of  WorldWater  Corp.;

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


CERTIFICATION  OF  CHIEF  EXECUTIVE  OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     I, Quentin T. Kelly certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of WorldWater Corp. on Form 10-KSB for the annual period ended December 31, 2002 fully complies with the requirements of Section 13(a) and 15(d) of the Securities and Exchange Act of 1934 and that information contained in such Annual Report on Form 10-KSB fairly presents in all material respects the financial condition and results of operation of WorldWater Corp.



By:     /s/  Quentin  T.  Kelly
        -----------------------
NAME:   QUENTIN  T.  KELLY
Title:  Chief  Executive  Officer  and  Chairman  of  the  Board

Dated:  June  25,  2003

Exhibit  99.2

CERTIFICATION  OF  CHIEF  FINANCIAL  OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Terri Lyn Harris certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of WorldWater Corp. on Form 10-KSB for the annual period ended December 31, 2002 fully complies with the requirements of Section 13(a) and 15(d) of the Securities and Exchange Act of 1934 and that information contained in such Annual Report on Form 10-KSB fairly presents in all material respects the financial condition and results of operation of WorldWater Corp.



By:     /s/  Terri  Lyn  Harris
        -----------------------
NAME:   TERRI  LYN  HARRIS
Title:  Chief  Financial  Officer

Dated:  June  25,  2003