Form 10QSB
period 2003-06-30
WORLDWATER CORP
filed 2003-08-14
CIK 811271

UNITED  STATES
                       SECURITIES  AND  EXCHANGE  COMMISSION
                             WASHINGTON,  D.C.  20549

                               ------------------

                                 FORM  10-QSB



                 [X]  QUARTERLY  REPORT  UNDER  SECTION  13  OR  15  (D)
                     OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934
                FOR  THE  QUARTERLY  PERIOD  ENDED  JUNE  30,  2003

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

                             YES  X          NO  ____

  AS  OF  THE  CLOSE OF BUSINESS ON AUGUST 12, 2003 THERE WERE 50,365,052 SHARES
         OF  THE  REGISTRANT'S  COMMON  STOCK,  $.001  PAR  VALUE,  OUTSTANDING.

WORLDWATER  CORP.


QUARTERLY  REPORT  ON  FORM  10-QSB



PART  I.          FINANCIAL  INFORMATION
                                                                      PAGE  NO.
                                                                      ---------

ITEM  1.   CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS                 3
           CONDENSED  CONSOLIDATED  BALANCE  SHEETS
           AS  OF  JUNE  30,  2003  (UNAUDITED)  AND
           DECEMBER  31,  2002  (AUDITED)

           CONDENSED  CONSOLIDATED  STATEMENTS  OF                        4
           OPERATIONS  (UNAUDITED)  FOR  THE  THREE  MONTHS
           ENDED  JUNE  30,  2003  AND  2002  AND  FOR  THE
           SIX  MONTHS ENDED  JUNE  30,  2003  AND  2002

           CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH                  5
           FLOWS  (UNAUDITED)  FOR  THE  SIX  MONTHS  ENDED
           JUNE  30,  2003  AND  2002

           CONDENSED  CONSOLIDATED  STATEMENTS  OF  STOCKHOLDERS'         6
           DEFICIENCY (UNAUDITED) FOR THE PERIOD JANUARY 1, 2003
           THROUGH  JUNE  30,  2003.

           NOTES  TO  THE  CONDENSED  CONSOLIDATED                      7  -  15
           FINANCIAL  STATEMENTS  (UNAUDITED)

ITEM  2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF                 16  -  18
           FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS

ITEM  3    CONTROLS  AND  PROCEDURES                                     19


PART  II.     OTHER  INFORMATION

ITEM  6    EXHIBITS  AND  REPORTS  ON  FORM  8-K                         20




                                  WORLDWATER CORP. AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS
                                 June 30, 2003 and December 31, 2002

       Assets . . . . . . . . . . . . . . . . . . . . . . . . . . .       6/30/03       12/31/02

Current Assets:
    Cash and cash equivalents . . . . . . . . . . . . . . . . . . .  $    109,438   $    140,574
    Accounts receivable, net of allowance for doubtful
        accounts of $8,980. . . . . . . . . . . . . . . . . . . . .       554,374        283,172
    Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . .        69,980         61,862
    Deferred contract costs . . . . . . . . . . . . . . . . . . . .        17,236        583,643
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . .        13,158         16,585
                                                                     -------------  -------------
       Total Current Assets . . . . . . . . . . . . . . . . . . . .       764,186      1,085,836
    Equipment and leasehold improvements, Net . . . . . . . . . . .        81,123         88,587
    Deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . .        29,815          3,547
                                                                     -------------  -------------
       Total Assets . . . . . . . . . . . . . . . . . . . . . . . .  $    875,124   $  1,177,970
                                                                     =============  =============

       Liabilities and Stockholders' (Deficiency)

Current Liabilities:
    Notes payable . . . . . . . . . . . . . . . . . . . . . . . . .  $    102,000   $    197,000
    Notes payable, related parties. . . . . . . . . . . . . . . . .        87,500        102,000
    Current maturities of long-term debt. . . . . . . . . . . . . .       172,190        171,937
    Customer deposits payable . . . . . . . . . . . . . . . . . . .             -        243,172
    Accounts payable and accrued expenses . . . . . . . . . . . . .     1,589,208      1,453,951
                                                                     -------------  -------------
       Total Current Liabilities. . . . . . . . . . . . . . . . . .     1,950,898      2,168,060
    Long-term debt. . . . . . . . . . . . . . . . . . . . . . . . .     1,342,528        349,878
                                                                     -------------  -------------
       Total Liabilities. . . . . . . . . . . . . . . . . . . . . .     3,293,426      2,517,938
                                                                     -------------  -------------

Commitments and contingencies . . . . . . . . . . . . . . . . . . .             -              -

Stockholders' (Deficiency):
    Preferred Stock 7% Convertible,$.01 par value; authorized
       10,000,000; issued and outstanding at June 30, 2003:
          Series A  66,667 shares, liquidation preference $60,000 .           667            667
          Series B  611,111 shares liquidation preference $550,000.         6,111          6,111
    Common stock, $.001 par value; authorized 100,000,000;
       issued and outstanding 50,365,052 shares . . . . . . . . . .        50,365         50,365
    Additional paid-in capital. . . . . . . . . . . . . . . . . . .    14,930,782     14,400,477
    Deferred compensation . . . . . . . . . . . . . . . . . . . . .      (120,000)      (135,000)
    Accumulated other comprehensive expense . . . . . . . . . . . .       (22,311)       (14,078)
    Accumulated deficit . . . . . . . . . . . . . . . . . . . . . .   (17,263,916)   (15,648,510)
                                                                     -------------  -------------
       Total Stockholders' (Deficiency) . . . . . . . . . . . . . .    (2,418,302)    (1,339,968)
                                                                     -------------  -------------
       Total Liabilities and Stockholders' (Deficiency) . . . . . .  $    875,124   $  1,177,970
                                                                     =============  =============


The  Notes  to  Consolidated  Financial Statements are an integral part of these statements.





                                             WORLDWATER  CORP.  AND  SUBSIDIARIES
                                    CONSOLIDATED  STATEMENT  OF  OPERATIONS  (Unaudited)
                                For  the  three  months  ended  June  30,  2003  and  2002 and  for  the  six  months  ended  June  30,  2003  and  2002


                                                                        3 Month                        6 Month
                                                                  6/30/03       6/30/02        6/30/03        6/30/02
                                                                ------------  ------------   -----------   ------------
Revenue:
    Equipment sales . . . . . . . . . . . . . . . . . . . . . . $    17,336   $         -    $ 1,084,236   $         -
    Grant revenue . . . . . . . . . . . . . . . . . . . . . . .      31,580       205,287         63,025       205,287
                                                                ------------  ------------   ------------  ------------
        Total . . . . . . . . . . . . . . . . . . . . . . . . .      48,916       205,287      1,147,261       205,287
                                                                ------------  ------------   ------------  ------------
Cost of goods sold:
    Cost of equipment sales . . . . . . . . . . . . . . . . . .      26,296             -        743,454             -
    Cost of grant revenue . . . . . . . . . . . . . . . . . . .      29,018       126,876         53,083       126,876
                                                                ------------  ------------   ------------  ------------
                                                                     55,314       126,876        796,537       126,876
                                                                ------------  ------------   ------------  ------------
Gross Profit. . . . . . . . . . . . . . . . . . . . . . . . . .      (6,398)       78,411        350,724        78,411
                                                                ------------  ------------   ------------  ------------
Operating Expenses:
    Research and development expense. . . . . . . . . . . . . .      99,801           707        187,480        81,364
    Marketing, general and administrative expenses. . . . . . .     811,863       342,250      1,539,003       769,587
                                                                ------------  ------------   ------------  ------------
        Total Expenses. . . . . . . . . . . . . . . . . . . . .     911,664       342,957      1,726,483       850,951
                                                                ------------  ------------   ------------  ------------
Loss from Operations. . . . . . . . . . . . . . . . . . . . . .    (918,062)     (264,546)    (1,375,759)     (772,540)
                                                                ------------  ------------   ------------  ------------
Other Expense (Income)
    Interest expense (income), net. . . . . . . . . . . . . . .     181,212        48,290        220,397        67,299
                                                                ------------  ------------   ------------  ------------
        Total Other Expense (Income), Net . . . . . . . . . . .     181,212        48,290        220,397        67,299
                                                                ------------  ------------   ------------  ------------
Loss before income taxes and extraordinary item . . . . . . . .  (1,099,274)     (312,836)    (1,596,156)     (839,839)

  Accretion of preferred stock dividends. . . . . . . . . . . .      (9,625)            -        (19,250)            -
                                                                ------------  ------------   ------------  ------------

Net Loss Applicable to Common Shareholders. . . . . . . . . . . $(1,108,899)  $  (312,836)   $(1,615,406)  $  (839,839)
                                                                ============  ============   ============  ============

Net loss applicable per Common Share (basic and diluted): . . . $     (0.02)  $     (0.01)   $     (0.03)  $     (0.02)
                                                                ============  ============   ============  ============

Shares used in Per Share Calculation:
     Average. . . . . . . . . . . . . . . . . . . . . . . . . .  50,365,052    41,928,324     50,365,052    45,038,699
                                                                ============  ============   ============  ============


The Notes to Consolidated Financial Statements are an integral part of these statements.



                                               WORLDWATER CORP. AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENT OF CASH FLOWS
                                               For the six months ended June 30,
                                                                                                 2003        2002
                                                                                          ------------  ----------

Cash Flows from Operating Activities:
    Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(1,596,156)  $(839,839)
    Adjustments to reconcile net loss to
       net cash used in operating activities:
           Amortization of interest expense. . . . . . . . . . . . . . . . . . . . . . .       42,225           -
           Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       19,241      20,701
           Beneficial conversion of convertible notes. . . . . . . . . . . . . . . . . .      122,667           -
           Issuance of options for service and interest. . . . . . . . . . . . . . . . .            -      19,251
           Issuance of stock for service . . . . . . . . . . . . . . . . . . . . . . . .            -     199,550
           Amortization of deferred compensation . . . . . . . . . . . . . . . . . . . .       15,000      14,916
           Changes in assets and liabilities:
               Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . .     (271,202)    (74,484)
               Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (8,118)    (12,549)
               Deferred contract costs . . . . . . . . . . . . . . . . . . . . . . . . .      566,407     (39,412)
               Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,427      (7,941)
               Customer deposits payable . . . . . . . . . . . . . . . . . . . . . . . .     (243,172)     52,241
               Accounts payable and other accrued expenses . . . . . . . . . . . . . . .      135,257     (67,301)
                                                                                          ------------  ----------
                   Net Cash (Used in) Operating Activities . . . . . . . . . . . . . . .   (1,214,424)   (734,867)
                                                                                          ------------  ----------

Cash Flows from Investing Activities:
    Purchase of equipment and leasehold improvements . . . . . . . . . . . . . . . . . .      (12,711)          -
    Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (26,268)      2,696
                                                                                          ------------  ----------
                   Net Cash Provided by (Used in) Investing Activities . . . . . . . . .      (38,979)      2,696
                                                                                          ------------  ----------

Cash Flows from Financing Activities:
    Proceeds from issuance of long-term debt and warrants. . . . . . . . . . . . . . . .    1,340,000     100,000
    Payments on long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            -     (15,574)
    Proceeds from issuance of notes payable. . . . . . . . . . . . . . . . . . . . . . .      438,000     145,000
    Payments on notes payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (547,500)    (90,000)
    Proceeds from exercise of warrants . . . . . . . . . . . . . . . . . . . . . . . . .            -     175,200
    Proceeds from issuance of common stock . . . . . . . . . . . . . . . . . . . . . . .            -     500,238
                                                                                          ------------  ----------
                   Net Cash Provided by Financing Activities . . . . . . . . . . . . . .    1,230,500     814,864
                                                                                          ------------  ----------

Net effect of currency translation on cash . . . . . . . . . . . . . . . . . . . . . . .       (8,233)     10,591

Net Increase (Decrease) in Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (31,136)     93,284

Cash and cash equivalents at Beginning of Year . . . . . . . . . . . . . . . . . . . . .      140,574      18,115
                                                                                          ------------  ----------

Cash and cash equivalents at End of Second Quarter . . . . . . . . . . . . . . . . . . .  $   109,438   $ 111,399
                                                                                          ============  ==========



The Notes to Consolidated Financial Statements are an integral part of these statements.


                                     WORLDWATER CORP. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                     For the period ended June 30, 2003

                                                                                            Additional
                                                                                             Paid-In
                                             Common Stock               Preferred Stock      Capital
                                          Shares        Par Value       Shares   Par Value   (Common)
                                       ------------  ----------------  -------  ----------  ------------
Balance, December 31, 2002. . . . . .    50,365,052  $         50,365  677,778  $    6,778  $ 13,858,588

Preferred stock
   - Accretion of dividends . . . . .             -                 -        -           -             -
Amortization of deferred compensation
     and restricted stock . . . . . .             -                 -        -           -             -
Warrants granted for financing. . . .             -                 -        -           -       388,388
Beneficial conversion feature of
     Convertible notes. . . . . . . .             -                 -        -           -       122,667
Comprehensive loss:
  Net loss. . . . . . . . . . . . . .             -                 -        -           -             -
Other comprehensive expense -
  Currency translation adjustment . .             -                 -        -           -             -
Total comprehensive loss. . . . . . .             -                 -        -           -             -
                                       ------------  ----------------  -------  ----------  ------------

Balance, June 30, 2003. . . . . . . .    50,365,052  $         50,365  677,778  $    6,778  $ 14,369,643
                                       ============  ================  =======  ==========  ============




                                      Additional                                        Accumulated
                                       Paid-In                                             Other
                                       Capital           Deferred       Accumulated    Comprehensive
                                      (Preferred)      Compensation       Deficit      Income (Loss)        Total
                                    ---------------  --------------   --------------  ---------------   -------------
Balance, December 31, 2002          $    541,889     $    (135,000)   $ (15,648,510)   $     (14,078)   $ (1,339,968)

Preferred stock
   - Accretion of dividends               19,250                 -          (19,250)               -               -

Amortization of deferred compensation
   and restricted stock                        -            15,000                -                -          15,000
Warrants granted for financing                 -                 -                -                -         388,388
Beneficial conversion feature of
   Convertible notes                           -                 -                -                -         122,667
Comprehensive loss:
   Net loss                                    -                 -       (1,596,156)               -      (1,596,156)
Other comprehensive expense -
   Currency translation adjustment             -                 -                -           (8,233)         (8,233)
                                                                                                        -------------
Total comprehensive loss                       -                 -                -                -      (1,604,389)
                                    ---------------  --------------   --------------  ---------------   -------------

Balance, June 30, 2003                   561,139         ($120,000)    ($17,263,916)        ($22,311)   $ (2,418,302)
                                    ===============  ==============   ==============  ===============   =============


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

IN JUNE 2002, THE FINANCIAL ACCOUNTING STANDARDS BOARD ("FASB") ISSUED STATEMENT OF FINANCIAL ACCOUNTING STANDARDS 146, "ACCOUNTING FOR COSTS ASSOCIATED WITH DISPOSAL OR EXIT ACTIVITIES" ("SFAS 146"). SFAS 146 REQUIRES THAT LIABILITIES FOR THE COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES BE RECOGNIZED WHEN THE LIABILITIES ARE INCURRED, RATHER THAN WHEN AN ENTITY COMMITS TO AN EXIT PLAN. WE ADOPTED SFAS 146 ON JANUARY 1, 2003. THE NEW RULES CHANGE THE TIMING OF LIABILITY AND EXPENSE RECOGNITION RELATED TO EXIT OR DISPOSAL ACTIVITIES, BUT NOT THE ULTIMATE AMOUNT OF SUCH EXPENSES. THE ADOPTION OF THIS STANDARD HAD NO IMPACT ON THE COMPANY'S OPERATING RESULTS OR FINANCIAL POSITION.

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

     PROFORMA  STOCK  BASED  COMPENSATION

THE COMPANY HAS ADOPTED THE DISCLOSURE-ONLY PROVISIONS OF SFAS NO. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION." ACCORDINGLY, NO COMPENSATION COST HAS BEEN RECOGNIZED FOR THE STOCK OPTION PLANS BECAUSE THE EXERCISE PRICE OF EMPLOYEE STOCK OPTIONS EQUALS THE MARKET PRICES OF THE UNDERLYING STOCK ON THE DATE OF GRANT. HAD COMPENSATION COST BEEN DETERMINED BASED ON THE FAIR VALUE AT THE GRANT DATE FOR AWARDS IN THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002, RESPECTIVELY, CONSISTENT WITH THE PROVISIONS OF SFAS NO. 123, THE COMPANY'S NET INCOME AND EARNINGS PER SHARE WOULD HAVE BEEN REDUCED TO THE PRO FORMA AMOUNTS INDICATED BELOW.

                                                   SIX  MONTHS  ENDED  JUNE  30,
                                                      2003              2002
                                                      ----              ----

NET  LOSS,  AS  REPORTED  -                   $  (1,596,156)        $  (839,839)
ADD:  STOCK  BASED  EMPLOYEE  COMPENSATION
     EXPENSE  INCLUDED  IN  NET  LOSS,  NET
     OF  RELATED  TAX  EFFECTS                       15,000                   0
DEDUCT:  TOTAL  STOCK  BASED  EMPLOYEE
     COMPENSATION  EXPENSE  DETERMINED
     UNDER  FAIR  VALUE  BASED  METHOD
     FOR  ALL  AWARDS,  NET  OF  RELATED
     TAX  EFFECTS                                        (0)                 (0)
                                                       -----                ----

PRO  FORMA  NET  LOSS                         $  (1,581,156)        $  (839,839)

EARNINGS  PER  SHARE:
     BASIC-AS  REPORTED                       $       (0.03)        $     (0.02)
     BASIC-PRO  FORMA                         $       (0.03)        $     (0.02)

     DILUTED-AS  REPORTED                     $       (0.03)        $     (0.02)
     DILUTED-PRO  FORMA                       $       (0.03)        $     (0.02)



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

     ADVERTISING  COSTS

ADVERTISING COSTS ARE EXPENSED AS INCURRED. SUCH EXPENSE FOR THE PERIODS ENDED JUNE 30, 2003 AND 2002 WAS $11,122 AND $3,666, RESPECTIVELY.

3.     EQUIPMENT  AND  LEASEHOLD  IMPROVEMENTS

     EQUIPMENT AND LEASEHOLD IMPROVEMENTS CONSIST OF THE FOLLOWING AT JUNE 30, 2003:

                                         2003
                                         ----
COMPUTERS                             $   39,372
OFFICE  FURNITURE  AND  EQUIPMENT        105,898
TEST  AND  ASSEMBLY  FIXTURES             34,140
VEHICLES                                  99,956
LEASEHOLD  IMPROVEMENTS                    8,123
                                      ----------
                                         287,489
LESS:  ACCUMULATED  DEPRECIATION         206,366
                                        --------
EQUIPMENT AND LEASEHOLD
IMPROVEMENTS,  NET                     $  81,123
                                       =========








4.     ACCOUNTS  PAYABLE  AND  ACCRUED  EXPENSES

     ACCOUNTS PAYABLE AND ACCRUED EXPENSES CONSIST OF THE FOLLOWING AT JUNE 30, 2003:

                                         2003
                                         ----
ACCOUNTS  PAYABLE                   $  896,167
ACCRUED  INTEREST                      182,603
ACCRUED  SALARIES  -  OFFICERS         306,211
ACCRUED  COMMISSIONS                   110,000
ACCRUED  PAYROLL  TAXES                 48,376
OTHER  ACCRUED  EXPENSES                45,851
                                     ----------
                                    $1,589,208
                                    ===========





5.     LONG-TERM  DEBT

LONG-TERM  DEBT  CONSIST  OF  THE  FOLLOWING  AT  JUNE  30,  2003:


UNCOLLATERALIZED  LOANS  PAYABLE  TO  A  FUND  DATED               $  335,942
NOVEMBER  8TH  AND  15TH,  2002,  FACE  VALUE  BEARS
INTEREST  AT  10.00  PERCENT  PER  ANNUM,  USING  THE
ORIGINAL  ISSUE  DISCOUNT  THE  EFFECTIVE  INTEREST
RATE  IS  32%  PER  ANNUM  WITH  THREE  YEAR  MATURITY  DATES.
PAYMENTS  OF  INTEREST  ARE  DUE  SEMI-ANNUALLY
BEGINNING  MAY  8TH  AND  15TH,  2003.
THE  LOANS  ARE  CONVERTIBLE  AT  THE  OPTION  OF  THE
HOLDER  AT  $0.14  PER  COMMON  SHARE  FOR  A  TOTAL
OF  3,571,429  SHARES.

UNCOLLATERALIZED  LOANS  PAYABLE  TO  FUNDS  DATED                    197,068
JANUARY  23RD  AND  30TH,  2003,  FACE  VALUE  BEARS  INTEREST
AT  10.00  PERCENT  PER  ANNUM  USING  THE  ORIGINAL  ISSUE
DISCOUNT  THE  EFFECTIVE  INTEREST  RATE  IS  22%  PER
ANNUM  WITH  THREE  YEAR  MATURITY  DATES.  PAYMENTS
OF  INTEREST  ARE  DUE  SEMI-ANNUALLY  BEGINNING  JULY
23RD  AND  30TH,  2003.  THE  LOANS  ARE  CONVERTIBLE  AT
THE  OPTION  OF  THE  HOLDERS  AT  $0.15  PER  COMMON  SHARE
FOR  A  TOTAL  OF  1,333,334  SHARES.

UNCOLLATERALIZED  LOANS  PAYABLE  TO  FUNDS  AND                      771,070
QUALIFIED  INDIVIDUAL  INVESTORS  DATED  APRIL  3
THROUGH  JUNE  27,  2003,  FACE  VALUE  OF  $1,140,000  BEARS
INTEREST  AT  10.00  PERCENT  PER  ANNUM  USING  THE  ORIGINAL
ISSUE  DISCOUNT  THE  EFFECTIVE  INTEREST  RATE  RANGES  FROM
19  TO  30%  PER  ANNUM  WITH  THREE  YEAR  MATURITY  DATES.
PAYMENTS  OF  INTEREST  ARE  DUE  SEMI-ANNUALLY  BEGINNING
OCTOBER  3RD,  2003.  THE  LOANS  ARE  CONVERTIBLE  AT
THE  OPTION  OF  THE  HOLDERS  AT  $0.15  PER  COMMON  SHARE
FOR  A  TOTAL  OF  7,600,000  SHARES  (BENEFICIAL CONVERSION
OF $122,667 RECORDED).


LOANS  PAYABLE  TO  INDIVIDUALS,  WITH  NO                             52,500
STATED  INTEREST  RATE  OR  MATURITY  DATE.  IMPUTED  INTEREST
IS  CALCULATED  AT  A  RATE  OF  4.50%  AND  IS  INCLUDED  IN
ACCRUED  INTEREST.  THESE  UNCOLLATERALIZED  NOTES  ARE
CONVERTIBLE  AT  THE  OPTION  OF  THE  HOLDER  AT  $0.495
COMMON  SHARE  FOR  106,060  SHARES  OF  COMMON  STOCK.

LOAN  PAYABLE  TO  AN  INDIVIDUAL  DATED                               50,000
OCTOBER  14,  1992,  BEARING  INTEREST  AT  8.00  PERCENT
PER  ANNUM  WITH  AN  ORIGINAL  MATURITY  DATE  OF  OCTOBER
14,  1997.  PAYMENT  OF  PRINCIPAL  AND  ACCRUED  INTEREST
WERE  DUE  AT  MATURITY.  THE  LOAN  IS  UNCOLLATERALIZED
AND  IS  CONVERTIBLE  AT  THE  OPTION  OF  THE  HOLDER  AT  THE
RATE  OF  $0.40  PER  SHARE  FOR  A  TOTAL  CONVERSION  AMOUNT
OF  125,000  SHARES  OF  COMMON  STOCK.


LOANS  PAYABLE  TO  INDIVIDUALS  DATED                                 53,000
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


UNCOLLATERALIZED  LOAN  PAYABLE  TO  AN  INDIVIDUAL                    10,000
DATED  DECEMBER  14,  2001,  BEARING  INTEREST  AT  8.00  PERCENT
PER  ANNUM  WITH  A  MATURITY  DATE  OF  SEPTEMBER  14,  2003.
THE  LOAN  IS  UNCOLLATERALIZED  AND  IS  CONVERTIBLE  AT
THE  OPTION  OF  THE  HOLDER  AT  $0.25  PER  COMMON  SHARE
FOR  40,000  SHARES  OF  COMMON  STOCK.

LOAN  PAYABLE  TO  PNC  BANK  DATED  NOVEMBER  2001                    43,281
BEARING  INTEREST  AT  7.75%  PER  ANNUM  PAYABLE  IN  MONTHLY
INSTALLMENTS  OF  $813  WITH  A  MATURITY  DATE  OF  NOVEMBER
2008  AND  IS  GUARANTEED  BY  THE  CHAIRMAN.

LONG  TERM  PAYABLES                                                    1,857
                                                                      --------

TOTAL                                                              $1,514,718
LESS  CURRENT  MATURITIES                                             172,190
                                                                   -----------
TOTAL  LONG-TERM  DEBT                                             $1,342,528
                                                                   ===========

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

THE BALANCE OF UNEARNED COMPENSATION RELATED TO THESE RESTRICTED SHARES AS OF JUNE 30, 2003 WAS $120,000. TOTAL COMPENSATION EXPENSE RECOGNIZED DURING THE SECOND QUARTER 2003 FOR THE RESTRICTED SHARES GRANTED WAS $7,500.


7.     DETACHABLE  WARRANTS

FOR THE QUARTER ENDED MARCH 31, 2003 THE COMPANY WAS PROVIDED A SHORT TERM LOAN OF $50,000 AND $200,000 OF CONVERTIBLE NOTES FOR WORKING CAPITAL FINANCING. THE COMPANY AGREED TO ISSUE 72,000 WARRANTS FOR THE SHORT TERM NOTES AND 893,333 WARRANTS FOR THE CONVERTIBLE NOTES REPRESENTING ADDITIONAL CONSIDERATION FOR THE LOANS PROVIDED.

FOR THE QUARTER ENDED JUNE 30, 2003 THE COMPANY WAS PROVIDED $1,140,000 OF CONVERTIBLE NOTES FOR WORKING CAPITAL FINANCING. THE COMPANY AGREED TO ISSUE 5,092,000 WARRANTS FOR THE CONVERTIBLE NOTES REPRESENTING ADDITIONAL CONSIDERATION FOR THE LOANS PROVIDED.

ACCORDINGLY, THE WARRANTS HAVE BEEN VALUED AT THEIR FAIR VALUE AND THE PROCEEDS FROM THE LOANS HAVE BEEN ALLOCATED ON A RELATIVE FAIR VALUE BASIS BETWEEN THE DEBT AND THE WARRANTS IN ACCORDANCE WITH ACCOUNTING PRINCIPLES BOARD OPINION NO. 14 ("APB 14"). THIS HAS RESULTED IN A DISCOUNT ON THE DEBT AND A CHARGE TO ADDITIONAL PAID IN CAPITAL OF $56,483 FOR THE PERIOD ENDED MARCH 31, 2003 AND $331,905 FOR THE FOLLOWING THREE MONTH PERIOD ENDED JUNE 30, 2003. THE AMOUNT OF ADDITIONAL INTEREST RECORDED ON THESE WARRANTS DURING THE QUARTER ENDED MARCH 31, 2003 WAS $4,817 AND $7,814 FOR THE QUARTER ENDED JUNE 30, 2003. THE TOTAL AMOUNT OF ADDITIONAL INTEREST RELATED TO ALL WARRANTS ISSUED WITH DEBT TOTALED $42,225 FOR THE SIX MONTHS ENDED JUNE 30, 2003.

8.     CONVERTIBLE  DEBT

DURING THE SECOND QUARTER OF 2003, THE COMPANY ISSUED CONVERTIBLE NOTES FOR A TOTAL OF $1,140,000. THE NOTES ARE CONVERTIBLE INTO SHARES OF COMMON STOCK AT $0.15 PER SHARE. THE NOTES ARE CONVERTIBLE AT THE OPTION OF THE HOLDER, ANYTIME AFTER PURCHASE. THE COMPANY RECOGNIZED INTEREST EXPENSE OF $122,667 IN RELATION TO THE BENEFICIAL CONVERSION FEATURE OF THE NOTES.

9.     SIGNIFICANT  RISKS  AND  UNCERTAINTIES

CONCENTRATION  ON  CASH  BALANCE

THE COMPANY MAINTAINS ITS CASH IN BANK DEPOSIT ACCOUNTS, WHICH, AT TIMES, MAY EXCEED FEDERALLY INSURED LIMITS. THE COMPANY HAS NOT EXPERIENCED ANY LOSSES IN SUCH ACCOUNTS. THE COMPANY BELIEVES IT IS NOT EXPOSED TO ANY SIGNIFICANT CREDIT RISK ON CASH AND CASH EQUIVALENTS.

     MAJOR  CUSTOMERS

THE COMPANY HAD TWO MAJOR CUSTOMERS THAT ACCOUNTED FOR 95% OF TOTAL SALES DURING THE PERIOD ENDED JUNE 30, 2003, AND 92% OF ACCOUNTS RECEIVABLE AS OF JUNE 30, 2003.

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

OVERVIEW

THE COMPANY IS A SOLAR ENGINEERING - WATER MANAGEMENT COMPANY WITH HIGH-POWERED SOLAR TECHNOLOGY PROVIDING SOLUTIONS TO ENERGY AND WATER SUPPLY PROBLEMS. UNTIL THE FIRST QUARTER OF 2002, IT HAD BEEN A DEVELOPMENT-STAGE ENTERPRISE ORGANIZED TO DESIGN, DEVELOP, MANUFACTURE AND MARKET SOLAR WATER PUMPING SYSTEMS. ITS BUSINESS WAS FOCUSED EXCLUSIVELY ON HELPING DEVELOPING COUNTRIES WITH WATER AND POWER PROBLEMS. ITS SOLAR WATER PUMPING SYSTEMS WERE CAPABLE OF RUNNING ONLY SMALL PUMPS THAT WERE ADEQUATE TO MEET THE NEEDS OF VILLAGES AND RURAL COMMUNITIES IN DEVELOPING COUNTRIES. THE COMPANY CONTINUES TO SEEK OPPORTUNITIES THROUGHOUT THE WORLD, INCLUDING THE PHILIPPINES, SRI LANKA AND EAST AFRICA. THROUGH RESEARCH AND DEVELOPMENT, THE COMPANY'S TECHNOLOGY IS NOW CAPABLE OF
OPERATING UP TO 600 HORSEPOWER PUMPS FOR IRRIGATION, REFRIGERATION AND WATER UTILITY PUMPING SYSTEMS. THIS INCREASED POWER CAPABILITY COUPLED WITH GROWING ENERGY SHORTAGES IN THE UNITED STATES HAS OPENED DOMESTIC MARKET OPPORTUNITIES THAT HAVE BECOME THE PRINCIPAL FOCUS OF ITS BUSINESS. THROUGHOUT 2003, THE COMPANY INTENDS TO FOCUS EFFORTS ON THE ENHANCEMENT AND AGGRESSIVE IMPLEMENTATION OF ITS MARKETING PROGRAM, WHICH INCLUDES INSTITUTIONAL PUBLIC AND PRIVATE COMMERCIAL MARKETS IN CALIFORNIA, NEW JERSEY AND OTHER STATES THAT OFFER INCENTIVES FOR ALTERNATIVE POWER SOURCES.

RESULTS  OF  OPERATIONS

REVENUE. FOR THE THREE MONTHS ENDED MARCH 31, 2003 REVENUE INCREASED TO $1,098,345 AS COMPARED TO $0 IN THE SAME PERIOD OF 2002. FOR THE THREE MONTHS ENDED JUNE 30, 2003 REVENUE DECREASED BY $156,371 AS COMPARED TO THE SAME PERIOD IN 2002. REVENUE FOR THE SIX MONTHS ENDED JUNE 30, 2003 WAS $1,147,261 COMPARED TO $205,287 DURING THE SAME PERIOD INN 2002. EARLY IN 2002, THE COMPANY ADDRESSED THE UNCERTAINTY OF OVERSEES MARKET FLUCTUATIONS (WHICH HAD BEEN THE COMPANY'S PRIMARY FOCUS) WITH A NEW FOCUS ON DOMESTIC BUSINESS. DURING THE FOURTH QUARTER OF 2002, THE COMPANY COMPLETED INSTALLATION OF ITS FIRST AQUAMAX SYSTEM POWERING A 50 HORSEPOWER IRRIGATION PUMP AT A RANCH LOCATED IN CALIFORNIA. ALSO IN CALIFORNIA, THE COMPANY COMPLETED IMPLEMENTATION OF A 300 HORSEPOWER SOLAR POWERED SYSTEM FOR A FOOD PROCESSING REFRIGERATION UNIT WHICH AMOUNTED TO $891,000 OF REVENUE DURING THE FIRST QUARTER OF 2003. IN NEW JERSEY, THE FIRST CONTRACT WAS COMPLETED WITH AN ORGANIC FARM WHICH AMOUNTED TO $193,736 OF REVENUE, $177,000 OF REVENUE RECOGNIZED IN THE FIRST QUARTER OF 2003 AND ADDITIONAL BILLINGS OF $16,736 DURING THE SECOND QUARTER ENDED JUNE 30, 2003. THE COMPANY ALSO BEGAN WORK ON A CONTRACT WITH THE SACRAMENTO MUNICIPAL UTILITY DISTRICT TO ANALYZE POSSIBLE IRRIGATION PROJECTS POWERED BY SOLAR FOR AGRICULTURAL WELL PUMPS. SERVICE REVENUE AMOUNTING TO $8,000 WAS RECOGNIZED DURING THE FIRST QUARTER OF 2003 FOR THIS PROJECT.

IN THE PHILIPPINES, THE COMPANY BEGAN WORK ON A CONTRACT WITH WINROCK INTERNATIONAL INSTITUTE FOR AGRICULTURAL DEVELOPMENT WHICH HAS A COOPERATIVE AGREEMENT AWARD WITH THE U.S. AGENCY FOR INTERNATIONAL DEVELOPMENT (USAID)/PHILIPPINES FOR THE ALLIANCE FOR MINDANAO OFF-GRID RENEWABLE ENERGY (AMORE). THE $86,935 PROJECT IS DESIGNED TO SUPPORT FOR COMMUNITY ELECTRIFICATION PROJECTS IN MINDANAO, FOCUSING ON THE PRIVATE SECTOR IN COMMUNITY OR SOCIAL PREPARATION. SERVICE REVENUE AMOUNTING TO $23,445 WAS RECOGNIZED DURING THE FIRST QUARTER OF 2003 AND $31,580 DURING THE SECOND QUARTER OF 2003 FOR A TOTAL OF $55,025.

CURRENT ORDERS TOTAL APPROXIMATELY $1.9 MILLION. THE COMPANY WAS NOTIFIED ON JULY 17, 2003 THAT A $4.0 MILLION PURCHASE ORDER RECEIVED IN OCTOBER OF 2002 HAD BEEN TERMINATED BY THE CUSTOMER, JOSHUA BASIN WATER DISTRICT. ALTHOUGH
DISCUSSIONS ARE ONGOING THE COMPANY CANNOT ANTICIPATE RECOVERING THE ORDER. UNTIL THE COMPANY IS ABLE TO COVER ITS FIXED AND VARIABLE MARKETING AND GENERAL AND ADMINISTRATIVE EXPENSES THE COMPANY WILL CONTINUE TO SOURCE PRIVATE FUNDING OF EQUITY AND DEBT AND PROJECT FINANCING FOR ITS EXISTING ORDERS.


GROSS PROFIT. GROSS PROFIT OF $350,724 OR 30.6% WAS RECOGNIZED FOR THE SIX MONTHS ENDED JUNE 30, 2003, AS COMPARED TO A GROSS PROFIT OF $78,411 IN THE SAME PERIOD OF 2002. COST OF SALES FOR THE SIX MONTH PERIOD WAS $796,537. COST OF EQUIPMENT SALES WAS $743,454 ON SALES OF $1,084,236 FOR A GROSS PROFIT OF $340,782 OR 31.4%. COST OF GRANT REVENUE WAS $53,083 ON TOTAL REVENUE OF $63,025.


THE OPERATING LOSS WAS $1,375,759 FOR THE SIX MONTHS IN 2003 COMPARED TO AN OPERATING LOSS OF $772,540 FOR THE SAME PERIOD IN 2002.

MARKETING, GENERAL AND ADMINISTRATIVE. MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES INCREASED BY $769,416 IN THE SIX MONTH PERIOD ENDING JUNE 30, 2003 TO $1,539,003, UP FROM $769,587 IN THE SAME PERIOD OF 2002 AND INCREASED TO $811,863 AS COMPARED TO $342,250 DURING THE THREE MONTH PERIOD ENDED JUNE 30, 2003 AND 2002, RESPECTIVELY. A PORTION OF THE INCREASE CAN BE ATTRIBUTED TO ADDING A SALES OFFICE AND STAFF IN CALIFORNIA TO SUPPORT THE EXPANDED MARKETING EFFORTS. DURING THE FIRST QUARTER OF 2003 THE COMPANY INCURRED A ONE TIME ACCRUAL OF SALES COMMISSIONS TOTALING $113,000. THIS AMOUNT IS PAYABLE TO CALIFORNIA SALES REPRESENTATIVES WHO HAD NOT RECEIVED SALARY AND IS BASED ON BOOKINGS AND PAYABLE AS THE JOBS ARE COMPLETED WITH PAYMENTS OVER AN EIGHT MONTH PERIOD AS CASH FLOW IMPROVES. THE COMPANY HAS ALSO EXPERIENCED A SIGNIFICANT INCREASE IN INSURANCE COSTS OF APPROXIMATELY $115,000 AS COMPARED TO THE PREVIOUS SIX MONTHS AND A SIGNIFICANT INCREASE IN LEGAL AND ACCOUNTING COSTS OF APPROXIMATELY $133,000 AS COMPARED TO THE SAME PERIOD IN 2002. THE COMPANY IS MAINTAINING ITS CURRENT STAFFING LEVELS IN NEW JERSEY BUT HAS FOUND IT NECESSARY TO HIRE CONSULTANTS FROM TIME TO TIME THEREFORE INCREASING THIS
EXPENSE  AS  COMPARED  TO  THE  SAME  PERIOD  IN  2002.

RESEARCH  AND  DEVELOPMENT.  RESEARCH  AND  DEVELOPMENT  EXPENSES  INCREASED  BY
$106,116 FOR THE SIX MONTH PERIOD TO $187,480 AS COMPARED TO $81,364 IN THE SAME PERIOD OF 2002. THE COMPANY HAS BEEN FOCUSING ITS EFFORTS ON SALES PROPOSALS FOR ITS EXISTING PRODUCTS (SEE REVENUE).

INCOME TAXES. THE COMPANY RECOGNIZED NO INCOME TAX EXPENSE FOR 2003 AND 2002 TO DATE.

THE COMPANY PARTICIPATES IN THE STATE OF NEW JERSEY'S CORPORATION BUSINESS TAX BENEFIT CERTIFICATE TRANSFER PROGRAM (THE "PROGRAM"), WHICH ALLOWS CERTAIN HIGH TECHNOLOGY AND BIOTECHNOLOGY COMPANIES TO TRANSFER UNUSED NEW JERSEY NET OPERATING LOSS CARRYOVERS AND RESEARCH AND DEVELOPMENT TAX CREDITS TO OTHER NEW JERSEY CORPORATION BUSINESS TAXPAYERS. DURING 2002, THE COMPANY SUBMITTED APPLICATIONS TO THE NEW JERSEY ECONOMIC DEVELOPMENT AUTHORITY (THE "EDA") TO PARTICIPATE IN THE PROGRAM AND THE APPLICATIONS WERE APPROVED. THE EDA THEN ISSUED CERTIFICATES CERTIFYING THE COMPANY'S ELIGIBILITY TO PARTICIPATE IN THE PROGRAM FOR THESE YEARS.

THE PROGRAM REQUIRES THAT A PURCHASER PAY AT LEAST 75% OF THE AMOUNT OF THE SURRENDERED TAX BENEFIT. DURING 2002, THE COMPANY SOLD APPROXIMATELY $1,448,912 OF ITS NEW JERSEY STATE NET OPERATING LOSS CARRYFORWARDS AND $12,660 OF ITS RESEARCH AND DEVELOPMENT TAX CREDITS FOR $121,603, AND RECOGNIZED A TAX BENEFIT FOR THAT AMOUNT.

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

LIQUIDITY  AND  CAPITAL  RESOURCES

THE COMPANY'S CASH AND CASH EQUIVALENTS DECREASED BY $31,136 FROM $140,574 AT DECEMBER 31, 2002. THE NET CASH USED IN OPERATING ACTIVITIES DURING THIS SIX MONTH PERIOD IN 2003 WAS $1,214,424 COMPARED TO $734,867 IN 2002. CASH PROVIDED BY FINANCING ACTIVITIES WAS $1,230,500 AS COMPARED TO $814,864 DURING THE SAME PERIOD IN 2002. DURING THE FIRST QUARTER ENDED MARCH 31, 2003 THE NET CASH USED IN OPERATING ACTIVITIES WAS $385,697 COMPARED TO $394,739 IN 2002. CASH PROVIDED BY FINANCING ACTIVITIES DURING THE FIRST QUARTER WAS $268,646 AS COMPARED TO $381,469 DURING THE SAME PERIOD IN 2002. DURING THE SECOND QUARTER OF 2003 THE COMPANY ISSUED THREE YEAR CONVERTIBLE NOTES TOTALING $1,140,000 TO INSTITUTIONAL AND ACCREDITED INDIVIDUAL INVESTORS (SEE SALE OF RESTRICTED SECURITIES).


AT JUNE 30, 2003, THE COMPANY HAD A WORKING CAPITAL DEFICIENCY OF $1,186,712 AND A STOCKHOLDERS' DEFICIENCY OF $2,418,302. IT HAS EXPERIENCED CONTINUING NEGATIVE CASH FLOWS FROM OPERATIONS. THE COMPANY HAS FINANCED OPERATIONS, WHICH HISTORICALLY HAVE MAINLY FOCUSED ON RESEARCH AND DEVELOPMENT, THROUGH PRIVATE FUNDING OF EQUITY AND DEBT.

THE COMPANY EXPECTS TO CONTINUE TO INCUR LOSSES UNTIL SUCH TIME AS IT ATTAINS SALES VOLUMES WHICH PROVIDE ADEQUATE GROSS PROFIT TO COVER OPERATING COSTS AND GENERATE POSITIVE CASH FLOW. WORKING CAPITAL REQUIREMENTS WILL DEPEND UPON
NUMEROUS FACTORS, INCLUDING THE LEVEL OF RESOURCES DEVOTED TO THE SCALE-UP OF INSTALLATION ACTIVITIES, AND INCREASED SALES AND MARKETING.



MANAGEMENT HAS DEVELOPED A FINANCIAL PLAN TO ADDRESS WORKING CAPITAL DEFICIENCY AND TO INCREASE THE CASH PROVIDED BY FINANCING ACTIVITIES, ALTHOUGH THERE CAN BE NO ASSURANCES THAT THE COMPANY'S EFFORTS WILL BE SUCCESSFUL. SINCE EARLY 2000, THIS HAS INCLUDED THE ISSUANCE OF STOCK AND CONVERTIBLE DEBENTURES. THIS FINANCIAL PLAN HAS SUFFICIENTLY FUNDED OPERATIONS TO DATE, THAT IS, FUNDING THE DEVELOPMENT AND INTRODUCTION OF ITS SOLAR TECHNOLOGY, AND WILL CONTINUE TO DO SO IF EXECUTED SUCCESSFULLY. ALTHOUGH THE CASH BALANCE AS OF JUNE 30, 2003 IS INSUFFICIENT TO FUND OPERATIONS FOR THE THIRD QUARTER OF 2003, CASH RECEIVED SUBSEQUENTLY HAS BEEN SUFFICIENT TO FUND OPERATIONS. THE COMPANY CONTINUES TO PURSUE CONVERTIBLE DEBT FINANCING, AND BELIEVES, BASED UPON PAST EXPERIENCE, THIS WILL PROVIDE SUFFICIENT FUNDING UNTIL POSITIVE CASH FLOW FROM OPERATIONS IS ATTAINED. THE COMPANY HAS ALSO BEEN ABLE TO NEGOTIATE WITH THEIR KEY SOLAR PANEL VENDORS PAYMENT TERMS AND ESCROW ARRANGEMENTS HAVE BEEN ESTABLISHED WHICH
SUBSTANTIALLY  DECREASE  THE  CASH  REQUIREMENTS  DURING PROJECT IMPLEMENTATION.

SALE  OF  RESTRICTED  SECURITIES  DURING  THE  SECOND  QUARTER  2003

IN THE SECOND QUARTER ENDING JUNE 30, 2003, THE COMPANY ISSUED THREE YEAR CONVERTIBLE NOTES TOTALING $1,140,000 TO INSTITUTIONAL AND ACCREDITED INDIVIDUAL INVESTORS. THE NOTES BEAR INTEREST AT 10% PER ANNUM PAYABLE SEMI-ANNUALLY COMMENCING OCTOBER 2003. INTEREST IS PAYABLE IN CASH OR SHARES OF COMMON STOCK AT THE ELECTION OF THE HOLDER. THE NOTES ARE CONVERTIBLE INTO AN AGGREGATE OF 7,600,000 SHARES OF COMMON STOCK. WARRANTS TO PURCHASE AN AGGREGATE OF
5,092,000 SHARES OF COMMON STOCK AT AN EXERCISE PRICE OF $0.30 PER SHARE WERE ISSUED WITH THE CONVERTIBLE NOTES. THIS TRANSACTION DID NOT INVOLVE A PUBLIC OFFERING AND THEREFORE WAS EXEMPT FROM REGISTRATION PURSUANT TO SECTION 4(2) OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "ACT").

SUBSEQUENT  EVENTS

ON JULY 30, 2003 THE COMPANY RECEIVED A 60 DAY NOTE FOR $100,000 FROM A SHAREHOLDER. THE NOTE PAYS 10% INTEREST PER ANNUM AND A 5 YEAR WARRANT TO PURCHASE 75,000 OF COMMON STOCK AT $0.15 WAS INCLUDED AS ADDITIONAL CONSIDERATION AND WILL BE RECOGNIZED AS COMPENSATION.

ON AUGUST 1, 2003, THE COMPANY RECEIVED A 90 DAY NOTE FOR $50,000 FROM A SHAREHOLDER. AS CONSIDERATION FOR THE LOAN THE SHAREHOLDER RECEIVES 1% INTEREST PER MONTH PLUS 62,500 SHARES OF COMMON STOCK.

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

     NONE

ITEM  3  DEFAULTS  UPON  SENIOR  SECURITIES

     NONE

ITEM  4  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     AT THE ANNUAL MEETING OF SHAREHOLDERS HELD ON JUNE 18, 2003, THE FOLLOWING ITEMS WERE APPROVED:

1.     THE RE-ELECTION OF CLASS 3 DIRECTORS, QUENTIN T. KELLY AND JOSEPH CYGLER,

2. THE AMENDMENT OF THE 1999 WORLDWATER CORP. INCENTIVE STOCK OPTION PLAN TO INCREASE THE AMOUNT OF SHARES OF COMMON STOCK AVAILABLE UNDER THE STOCK OPTION PLAN FROM A MAXIMUM OF 7,000,000 SHARES TO A MAXIMUM OF 10,000,000 SHARES,

3. THE SELECTION OF AMPER, POLITZINER & MATTIA AS THE COMPANY'S INDEPENDENT PUBLIC ACCOUNTANTS.


ITEM  5  OTHER  INFORMATION

     NONE


ITEM  6  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(A)     EXHIBITS

99.1 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.
99.2 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.


(B)     REPORTS  ON  FORM  8-K

ON JUNE 10, 2003, WE FILED A CURRENT REPORT ON FORM 8-K, AS AMENDED ON JULY 8, 2003, DISCLOSING A CHANGE IN OUR INDEPENDENT PUBLIC ACCOUNTANTS.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREBY DULY AUTHORIZED.

DATE:   AUGUST  12,  2003                              WORLDWATER  CORP.



BY:     /S/ QUENTIN  T.  KELLY               BY:   /S/ TERRI  LYN  HARRIS
        ----------------------                     ----------------------
        QUENTIN  T.  KELLY                          TERRI  LYN  HARRIS
        CHAIRMAN  &  CEO                            CHIEF  FINANCIAL  OFFICER

CERTIFICATION PURSUANT TO RULE 13(A) OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I,  QUENTIN  T.  KELLY,  CERTIFY  THAT:

1.     I HAVE REVIEWED THIS QUARTERLY REPORT ON  FORM  10-QSB  OF  WORLDWATER
CORP.;

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


DATED:  AUGUST  12,  2003


BY:     /S/  QUENTIN  T.  KELLY
        -----------------------
NAME:   QUENTIN  T.  KELLY
TITLE:  CHIEF  EXECUTIVE  OFFICER  AND  CHAIRMAN  OF  THE  BOARD

CERTIFICATION PURSUANT TO RULE 13(A) OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I,  TERRI  LYN  HARRIS,  CERTIFY  THAT:

1.      I HAVE REVIEWED THIS QUARTERLY  REPORT  ON  FORM  10-QSB  OF WORLDWATER
CORP.;

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


DATED:  AUGUST  12,  2003


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


                    CERTIFICATION  OF  CHIEF  EXECUTIVE  OFFICER
   PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY  ACT  OF  2002


I, QUENTIN T. KELLY CERTIFY, PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002, THAT THE QUARTERLY REPORT OF WORLDWATER CORP. ON FORM 10-QSB FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003 FULLY COMPLIES WITH THE REQUIREMENTS OF SECTION 13(A) AND 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934 AND THAT INFORMATION CONTAINED IN SUCH QUARTERLY REPORT ON FORM 10-QSB FAIRLY PRESENTS IN ALL MATERIAL RESPECTS THE FINANCIAL CONDITION AND RESULTS OF OPERATION OF WORLDWATER CORP.



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



                    CERTIFICATION  OF  CHIEF  FINANCIAL  OFFICER
   PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY  ACT  OF  2002



I, TERRI LYN HARRIS CERTIFY, PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002, THAT THE QUARTERLY REPORT OF WORLDWATER CORP. ON FORM 10-QSB FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003 FULLY COMPLIES WITH THE REQUIREMENTS OF SECTION 13(A) AND 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934 AND THAT INFORMATION CONTAINED IN SUCH QUARTERLY REPORT ON FORM 10-QSB FAIRLY PRESENTS IN ALL MATERIAL RESPECTS THE FINANCIAL CONDITION AND RESULTS OF OPERATION OF WORLDWATER CORP.



     BY:     /S/  TERRI  LYN  HARRIS
             -----------------------
             NAME:  TERRI  LYN  HARRIS
             TITLE:  CHIEF  FINANCIAL  OFFICER