Form 10QSB
period 2003-09-30
WORLDWATER CORP
filed 2003-11-25
CIK 811271

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB

                 [x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

                             Yes X          No ____

 As of the close of business on November 24, 2003 there were 52,219,220 shares of the Registrant's Common Stock, $.001 par value, outstanding.

WORLDWATER CORP.

QUARTERLY REPORT ON FORM 10-QSB

PART  I.   FINANCIAL  INFORMATION

                                                                      Page  No.
                                                                      ---------

Item  1.   Condensed  Consolidated  Financial  Statements                 3
           Condensed Consolidated Balance Sheets as of September 30, 2003 (Unaudited) and
              December 31, 2002 (Audited)

           Condensed  Consolidated  Statements  of                        4
           Operations (Unaudited) for the three months ended September 30, 2003 and 2002 and for the nine months ended September 30, 2003 and 2002

           Condensed  Consolidated  Statements  of  Cash                  5
           Flows  (Unaudited)  for  the nine  months  ended
           September  30,  2003  and  2002

           Condensed  Consolidated  Statements  of  Stockholders'         6
           Deficiency (Unaudited) for the period January 1, 2003 through September 30, 2003.

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

Item  2.   Management's  Discussion  and  Analysis  of                 16 - 18
           Financial  Condition  and  Results  of  Operations

Item  3    Controls  and  Procedures                                     19


PART  II.     OTHER  INFORMATION

Item  6    Exhibits  and  Reports  on  Form  8-K                         20

                        WORLDWATER CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    September 30, 2003 and December 31, 2002

       Assets                                                                                      9/30/03                12/31/02
                                                                                                 (unaudited)            (audited(1))
Current Assets:
    Cash and cash equivalents                                                                   $      1,400           $    140,574
    Accounts receivable, net of allowance for doubtful
        accounts of $8,980                                                                           582,603                283,172
    Inventory                                                                                         66,736                 61,862
    Deferred contract costs                                                                               --                583,643
    Prepaid expenses                                                                                  29,594                 16,585
                                                                                                ------------           ------------
       Total Current Assets                                                                          680,333              1,085,836
    Equipment and leasehold improvements, Net                                                         74,272                 88,587
    Deposits
                                                                                                      43,550                  3,547
                                                                                                ------------           ------------
       Total Assets                                                                             $    798,155           $  1,177,970
                                                                                                ============           ============

       Liabilities and Stockholders' (Deficiency)

Current Liabilities:
    Notes payable                                                                               $    152,000           $    197,000
    Notes payable, related parties                                                                   187,500                102,000
    Current maturities of long-term debt                                                             172,320                171,937
    Customer deposits payable                                                                             --                243,172
    Accounts payable and accrued expenses                                                          1,803,406              1,453,951
                                                                                                ------------           ------------
       Total Current Liabilities                                                                   2,315,226              2,168,060
    Long-term debt                                                                                 1,461,432                     --
    Notes Payable, related parties                                                                    81,049                349,878
                                                                                                ------------           ------------
       Total Liabilities                                                                           3,857,707              2,517,938
                                                                                                ------------           ------------

Commitments and contingencies                                                                             --                     --

Stockholders' (Deficiency):

    Preferred Stock 7% Convertible,$.01 par value; authorized
      10,000,000; issued and outstanding at September 30, 2003:
        Series A  66,667 shares, liquidation preference $60,000                                          667                    667
        Series B  611,111 shares liquidation preference $550,000                                       6,111                  6,111
    Common stock, $.001 par value; authorized 100,000,000;
       issued and outstanding 51,819,219 shares                                                       51,819                 50,365
    Additional paid-in capital                                                                    15,520,857             14,400,477
    Deferred compensation                                                                           (112,500)              (135,000)
    Accumulated other comprehensive expense                                                          (29,883)               (14,078)
    Accumulated deficit                                                                          (18,496,623)           (15,648,510)
                                                                                                ------------           ------------
       Total Stockholders' (Deficiency)                                                           (3,059,552)            (1,339,968)
                                                                                                ------------           ------------
       Total Liabilities and Stockholders' (Deficiency)                                         $    798,155           $  1,177,970
                                                                                                ============           ============

The Notes to Consolidated Financial Statements are an integral part of these statements.

(1)   Derived from the audited financial statements as of December 31, 2002.

                        WORLDWATER CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
             For the three months ended September 30, 2003 and 2002
           and for the nine months ended September 30, 2003 and 2002

                                                                               3 Month                            9 Month
                                                                       9/30/03          9/30/02          9/30/03          9/30/02
                                                                       -------          -------          -------          -------
Revenue:
    Equipment sales                                                 $     23,249     $         --     $  1,107,485     $         --
    Grant revenue                                                         53,568           19,109          116,593          224,396
                                                                    ------------     ------------     ------------     ------------
        Total                                                             76,817           19,109        1,224,078          224,396
                                                                    ------------     ------------     ------------     ------------
Cost of goods sold:
    Cost of equipment sales                                               28,676               --          772,130               --
    Cost of grant revenue                                                 48,000          112,778          101,083          239,654
                                                                    ------------     ------------     ------------     ------------
                                                                          76,676          112,778          873,213          239,654
                                                                    ------------     ------------     ------------     ------------
Gross Profit                                                                 141          (93,669)         350,865          (15,258)
                                                                    ------------     ------------     ------------     ------------
Operating Expenses:
    Research and development expense                                      90,862           43,694          278,342          125,058
    Marketing, general and administrative expenses                       930,598          392,120        2,469,601        1,161,707
                                                                    ------------     ------------     ------------     ------------
        Total Expenses                                                 1,021,460          435,814        2,747,943        1,286,765
                                                                    ------------     ------------     ------------     ------------
Loss from Operations                                                  (1,021,319)        (529,483)      (2,397,078)      (1,302,023)
                                                                    ------------     ------------     ------------     ------------
Other Expense (Income)
    Interest expense (income), net                                       201,763           32,102          422,160           99,401
                                                                    ------------     ------------     ------------     ------------
        Total Other Expense (Income), Net                                201,763           32,102          422,160           99,401
                                                                    ------------     ------------     ------------     ------------
Loss before income taxes and extraordinary item                       (1,223,082)        (561,585)      (2,819,238)      (1,401,424)

  Accretion of preferred stock dividends                                  (9,625)          (9,625)         (28,875)         (28,875)
                                                                    ------------     ------------     ------------     ------------

Net Loss Applicable to Common Shareholders                          $ (1,232,707)    $   (571,210)    $ (2,848,113)    $ (1,430,299)
                                                                    ============     ============     ============     ============

Net loss applicable per Common Share (basic and diluted):           $      (0.02)    $      (0.01)    $      (0.05)    $      (0.03)
                                                                    ============     ============     ============     ============

Shares used in Per Share Calculation:
     Average                                                          51,064,690       41,928,324       50,600,827       46,147,249
                                                                    ============     ============     ============     ============

The Notes to Consolidated Financial Statements are an integral part of these statements.

                        WORLDWATER CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     For the nine months ended September 30,

                                                                                                       2003                 2002
                                                                                                       ----                 ----
Cash Flows from Operating Activities:
    Net loss                                                                                       $(2,819,238)         $(1,401,424)
    Adjustments to reconcile net loss to
       net cash used in operating activities:
           Non-cash compensation expense related to warrants issued                                         --                2,500
           Amortization of interest expense                                                            118,655               20,100
           Depreciation                                                                                 26,633               30,471
           Beneficial conversion of convertible notes                                                  192,334                   --
           Issuance of warrants for services                                                           158,217                   --
           Issuance of stock for service                                                               131,500              240,634
           Issuance of stock for conversion of debt                                                         --               14,916
           Amortization  of deferred  compensation                                                      22,500                7,500
           Changes in assets and liabilities:
               Accounts receivable                                                                    (299,431)             (50,142)
               Inventory                                                                                (4,874)                (459)
               Deferred contract costs                                                                 583,643                   --
               Construction in process                                                                                      (15,147)
               Prepaid expenses                                                                        (13,009)              (8,237)
               Billings in excess of costs and recognized profits                                           --              100,000
               Customer deposits payable                                                              (243,172)                  --
               Accounts payable and other accrued expenses                                             349,455               (6,081)
                                                                                                   -----------          -----------
                   Net Cash (Used in) Operating Activities                                          (1,796,787)          (1,065,369)
                                                                                                   -----------          -----------

Cash Flows from Investing Activities:

    Purchase of equipment and leasehold improvements                                                   (12,318)             (11,500)
    Deposits                                                                                           (40,003)               3,423
                                                                                                   -----------          -----------
                   Net Cash Provided by (Used in) Investing Activities                                 (52,321)              (8,077)
                                                                                                   -----------          -----------

Cash Flows from Financing Activities:
    Proceeds from issuance of long-term debt and warrants                                            1,675,000              100,000
    Proceeds from exercise of stock options                                                             15,000                   --
    Payments on long-term debt                                                                          (4,761)            (124,274)
    Proceeds from issuance of notes payable                                                            613,000              336,500
    Payments on notes payable                                                                         (572,500)            (215,000)
    Proceeds from exercise of warrants                                                                      --              175,200
    Private placement issuance costs                                                                                         (3,500)
    Proceeds from issuance of common stock                                                                  --              850,238
                                                                                                   -----------          -----------
                   Net Cash Provided by Financing Activities                                         1,725,739            1,119,164
                                                                                                   -----------          -----------

Net effect of currency translation  on cash                                                            (15,805)               3,915

Net Increase (Decrease) in Cash                                                                       (139,174)              49,633

Cash and cash equivalents at beginning of year                                                         140,574               18,115
                                                                                                   -----------          -----------

Cash and cash equivalents at End of Third Quarter                                                  $     1,400          $    67,748
                                                                                                   ===========          ===========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                        WORLDWATER CORP. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                     For the period ended September 30, 2003

                                                                                       Additional     Additional
                                                                                         Paid-In        Paid-In
                                             Common Stock         Preferred Stock        Capital        Capital        Deferred
                                         Shares     Par Value   Shares    Par Value     (Common)      (Preferred)    Compensation
                                         ------     ---------   ------    ---------     --------      -----------    ------------
Balance, December 31, 2002             50,365,052    $50,365    677,778    $6,778      $13,858,588      $541,889      $(135,000)

Preferred stock
   - Accretion of dividends                    --         --         --        --               --        28,875             --
Amortization of deferred compensation
     and restricted stock                      --         --         --        --               --            --         22,500
Warrants granted for financing                 --         --         --        --          535,909            --             --
Warrants granted for commission on
     financing                                 --         --         --        --          158,217            --             --
Beneficial conversion feature of
     Convertible notes                         --         --         --        --          192,334            --             --
Conversion of convertible notes           500,000        500         --        --           59,500            --             --
Stock granted for services                854,167        854         --        --          130,646            --             --
Exercise of stock options                 100,000        100         --        --           14,900            --             --
Comprehensive loss:
  Net loss                                     --         --         --        --               --            --             --
Other comprehensive expense -
  Currency translation adjustment
                                               --         --         --        --               --            --             --

Total comprehensive loss                       --         --         --        --               --            --             --

Balance, September 30, 2003            51,819,219    $51,819    677,778    $6,778      $14,950,093      $570,764      ($112,500)
                                       ==========    =======    =======    ======      ===========      ========      =========


                                                                   Accumulated
                                                                      Other
                                                  Accumulated     Comprehensive
                                                    Deficit        Income (Loss)      Total
                                                    -------        -------------      -----

Balance, December 31, 2002                        $(15,648,510)        (14,078)    $(1,339,968)

Preferred stock
   - Accretion of dividends                            (28,875)             --              --
Amortization of deferred compensation
     and restricted stock                                   --              --          22,500
Warrants granted for financing                              --              --         535,909
Warrants granted for commission on
     financing                                              --              --         158,217
Beneficial conversion feature of
     Convertible notes                                      --              --         192,334
Conversion of convertible notes                             --              --          60,000
Stock granted for services                                  --              --         131,500
Exercise of stock options                                   --              --          15,000
Comprehensive loss:
  Net loss                                          (2,819,238)             --      (2,819,238)
Other comprehensive expense -
  Currency translation adjustment
                                                            --         (15,805)        (15,805)
                                                                                   -----------
Total comprehensive loss                                    --              --      (2,835,043)

Balance, September 30, 2003                       ($18,496,623)    ($   29,883)    $(3,059,552)
                                                  ============     ===========     ===========

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

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"). SFAS No. 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No.123. Additionally, SFAS No. 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transitional requirements of SFAS No. 148 are effective for all financial statements for fiscal years ending after December 15, 2002. We adopted the disclosure portion of this statement during the fiscal quarter ended March 31, 2003. The application of the disclosure portion of this standard will have no impact on our consolidated financial position or results of operations. The FASB recently indicated that they will require stock-based employee compensation to be recorded as a charge to earnings beginning in 2004. We will continue to monitor their progress on the issuance of this standard as well as evaluate our position with respect to current guidelines.

      Proforma Stock Based Compensation

The company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans because the exercise price of employee stock options equals the market prices of the underlying stock on the date of grant. Had compensation cost been determined based on the fair value at the grant date for awards in the nine months ended September 30, 2003 and 2002, respectively, consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below.

                                                Nine months ended September 30,
                                                   2003                 2002
                                                   ----                 ----

Net loss, as reported -                        $(2,819,238)         $(1,401,424)
Add:  Stock based employee compensation
         expense included in net loss, net
         of related tax effects                     22,500                    0
Deduct:  Total stock based employee
         compensation expense determined
         under fair value based method
         for all awards, net of related
         tax effects                                    (0)                  (0)
                                               -----------          ------------

Pro forma net loss                             $ (2,796,738)        $(1,401,424)

Earnings per share:
         Basic-as reported                     $     (0.05)         $     (0.03)
         Basic-pro forma                       $     (0.05)         $     (0.03)

         Diluted-as reported                   $     (0.05)         $     (0.03)
         Diluted-pro forma                     $     (0.05)         $     (0.03)


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

      Advertising Costs

Advertising costs are expensed as incurred. Such expense for the periods ended September 30, 2003 and 2002 was $12,657 and $12,715, respectively.

3.    EQUIPMENT AND LEASEHOLD IMPROVEMENTS

      Equipment and leasehold improvements consist of the following at September 30, 2003:

                                                                     2003
                                                                     ----
      Computers                                                   $ 40,962
      Office furniture and equipment                               105,898
      Test and assembly fixtures                                    34,140
      Vehicles                                                      99,956
      Leasehold improvements                                         8,123
                                                                  --------
                                                                   289,079

      Less:  Accumulated depreciation                              214,807
                                                                  --------
      Equipment and leasehold improvements, net                   $ 74,272
                                                                  ========

4.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

      Accounts payable and accrued expenses consist of the following at September 30, 2003:

                                                                     2003
                                                                     ----
      Accounts payable                                          $  950,033
      Accrued interest                                             231,575
      Accrued salaries - officers                                  353,036
      Accrued commissions                                          110,000
      Accrued payroll taxes                                         88,029
      Due to bank                                                    7,433
      Other accrued expenses                                        63,300
                                                                ----------
                                                                $1,803,406
                                                                ==========

5.    LONG-TERM DEBT

      Long-term debt consist of the following at September 30, 2003:

      Uncollateralized   loans   payable  to  a  Fund  dated          $ 289,775
      November 8th and 15th, 2002, face value bears interest
      at 10.00 percent per annum,  using the original  issue
      discount the effective  interest rate is 32% per annum
      with three year maturity  dates.  Payments of interest
      are due  semi-annually  beginning  May  8th and  15th,
      2003.  The loans are  convertible at the option of the
      holder at $0.12 (the  original  conversion  price) per
      common share for a total of 4,166,670 shares,  $60,000
      was converted in July, 2003, for a total of 500,000 shares.

      Uncollateralized loans payable to a Fund dated January             81,067
      30th,  2003,  face value of $100,000 bears interest at
      10.00 percent per annum using the original issue discount the effective interest rate is 22% per annum with a three year maturity date. Payments of interest are due semi-annually beginning July 30th, 2003. The loan is convertible at the option of the holders at $0.15 per common share for a total of 666,667 shares.

      Uncollateralized  loans payable to Funds and qualified            835,495
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

      Uncollateralized  loans payable to Funds and qualified            219,329
      individual   investors   dated   September  3  through
      September  24,  2003,  face  value of  $335,000  bears
      interest at 10.00 percent per annum using the original
      issue discount the effective interest rate ranges from
      12 to 30% per annum with three  year  maturity  dates.
      Payments of interest are due  semi-annually  beginning
      March  3rd,  2004.  The loans are  convertible  at the
      option of the holders at $0.15 per common  share for a
      total of 2,233,333  shares  (beneficial  conversion of
      $69,667  recorded).   In  addition  the  holders  were
      granted 1,851,334 warrants for the purchase of common stock at the price of $0.30.

      Loans payable to individuals,  with no stated interest             52,500
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

      Uncollateralized  loan payable to an individual  dated             10,000
      December 14, 2001, bearing interest at 8.00 percent per annum with a maturity date of September 14, 2003.
      The loan is uncollateralized and is convertible at the option of the holder at $0.25 per common share for 40,000 shares of common stock.

      Loan payable to PNC Bank dated November 2001                     41,677
      bearing interest at 7.75% per annum payable in monthly installments of $813 with a maturity date of November
      2008 and is guaranteed by the Chairman.

      Long term payables                                                  909
                                                                   ----------
      Total                                                        $1,633,752
      Less current maturities                                         172,320
                                                                   ----------
      Total long-term debt                                         $1,461,432
                                                                   ==========

6.    RELATED PARTY TRANSACTIONS

      Amounts payable to employees, directors and their immediate relatives:

            Current                   $187,500

            Long-term                 $ 81,049

      The current debt is payable upon demand. The long term portion has been reclassified from long-term debt incurred in January 2003. In January, the individual provided $100,000 of convertible notes for working capital financing and was provided 100,000 warrants exercisable at $0.15. In September 2003, the individual was appointed to the Board of Directors, and now is a related party.

7.    RESTRICTED STOCK AGREEMENT

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

      The balance of unearned compensation related to these restricted shares as of September 30, 2003 was $112,500. Total compensation expense recognized during the third quarter 2003 for the restricted shares granted was $7,500 for the three months and $22,500 for the nine months ended September 30, 2003.

8.    DETACHABLE WARRANTS

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

      For the quarter ended September 30, 2003 the Company was provided a short term loan of $100,000 and $335,000 of convertible notes for working capital financing. The Company agreed to issue 100,000 warrants for the short term note and 1,496,334 warrants for the convertible notes representing additional consideration for the loans provided.

      Accordingly, the warrants have been valued at their fair value and the proceeds from the loans have been allocated on a relative fair value basis between the debt and the warrants in accordance with Accounting Principles Board Opinion No. 14 ("APB 14"). This has resulted in a discount on the debt and a charge to additional paid in capital of $56,483 for the period ended March 31, 2003 and $331,905 for the following three month period ended June 30, 2003 and $147,521 during the third quarter ended September 30, 2003. The amount of additional interest recorded on these warrants during the quarter ended March 31, 2003 was $4,817 and $7,814 for the quarter ended June 30, 2003 and $31,850 for the quarter ended September 30, 2003. The total amount of additional interest related to all warrants issued with debt totaled $117,380 for the nine months ended September 30, 2003.

9.    ISSUANCE OF WARRANTS FOR SERVICES

      During the third quarter of 2003, the Company issued 211,667 warrants exercisable at $0.30 per share and 843,332 warrants exercisable at $0.15 per share for services rendered. The warrants expire five years from the date of issuance. The Company recognized commission expense of $158,217 in relation to the fair value of the warrants, which is reflected in marketing, general and administration expense.

      Also during the third quarter of 2003, the Company issued 330,000 warrants exercisable at $0.30 per share as additional consideration for the extension of a short term loan. The amount of additional interest recorded on these warrants during the third quarter was $23,100.

10.   CONVERTIBLE DEBT

      During the third quarter of 2003, the Company issued convertible notes for a total of $335,000. The notes are convertible into shares of common stock at $0.15 per share. The notes are convertible at the option of the holder, anytime after purchase. The Company recognized interest expense of $69,667 in relation to the beneficial conversion feature of the notes.

      In July of 2003, $60,000 of an outstanding convertible note was converted at $0.12 per share (the original conversion price) for a total of 500,000 shares of common stock.

11.   SIGNIFICANT RISKS AND UNCERTAINTIES

      Concentration on Cash Balance

      The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

      Major Customers

      The Company had two major customers that accounted for 95% of total sales during the period ended September 30, 2003, and 92% of accounts receivable as of September 30, 2003.

12.   SUBSEQUENT EVENTS

      Also in October, 2003 the Company issued convertible notes for a total of $55,000. The notes are convertible into shares of common stock at $0.15 per share. The notes are convertible at the option of the holder, anytime after purchase.

      On October 31, 2003 the company received a 45 day note for $100,000 from a shareholder. The note pays 10% interest per annum and a 5 year warrant to purchase 100,000 of common stock at $0.15 was included as additional consideration and will be recognized as compensation.

      On November 21, 2003, the shareholders approved an amendment to increase the number of authorized shares of Common Stock from 100,000,000 to 135,000,000.

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

RESULTS OF OPERATIONS

REVENUE. For the three month quarter ended September 30, 2003 revenue increased $57,708 as compared to the same three month period in 2002. Revenue for the nine months ended September 30, 2003 was $1,224,078 compared to $224,396 during the same period in 2002. Early in 2002, the Company addressed the uncertainty of oversees market fluctuations (which had been the Company's primary focus) with a new focus on domestic business. During the fourth quarter of 2002, the Company completed installation of its first AquaMax(TM) system powering a 50 horsepower irrigation pump at a ranch located in California. Also in California, the Company completed implementation of a 300 horsepower solar powered system for a food processing refrigeration unit which amounted to $891,000 of revenue during the first quarter of 2003 with additional billings of $23,249 in the third quarter of 2003. In New Jersey, the first contract was completed with an organic farm which amounted to $193,736 of revenue, $177,000 of revenue recognized in the first quarter of 2003 and additional billings of $16,736 during the second quarter ended June 30, 2003. The Company also began work on a contract with the Sacramento Municipal Utility District to analyze possible irrigation projects powered by solar for agricultural well pumps. Service revenue amounting to $25,000 has been recognized through the third quarter of 2003 for this project.

In  the  Philippines,  the  Company  began  work  on  a  contract  with  Winrock
International Institute for Agricultural Development which has a cooperative agreement award with the U.S. Agency for International Development (USAID)/Philippines for the Alliance for Mindanao Off-Grid Renewable Energy (AMORE). The project is designed to provide support for community electrification projects in Mindanao, focusing on the private sector in community or social preparation. Service revenue amounting to $91,593 has been recognized through the completion of the project during the third quarter of 2003.

Current orders total approximately $1.9 million awaiting project start dates. The Company was notified on July 17, 2003 that a $4.0 million purchase order received in October of 2002 had been terminated by the customer, Joshua Basin Water District. Although discussions are ongoing the Company cannot anticipate recovering the order. Until the Company is able to cover its fixed and variable marketing and general and administrative expenses the Company will continue to source private funding of equity and debt and project financing for its existing orders.

GROSS PROFIT. Gross profit for the three months ended September 30, 2003 was $141 as compared to a gross loss of $93,669 for the same period in 2002. Gross profit of $350,865 or 28.7% was recognized for the nine months ended September 30, 2003, as compared to a negative gross profit of $15,258 in the same period of 2002. Cost of sales for the nine month period was $873,213. Cost of equipment sales was $772,130 on sales of $1,107,485 for a gross profit of $335,355 or 30.3%. Cost of grant revenue was $101,083 on total revenue of $116,593. The operating loss was $2,238,861 for the nine months in 2003 compared to an operating loss of $1,302,023 for the same period in 2002.

MARKETING, GENERAL AND ADMINISTRATIVE. Marketing, general and administrative expenses increased by $1,307,894 in the nine month period ending September 30, 2003 to $2,469,601, up from $1,161,707 in the same period of 2002 and increased to $930,598 as compared to $392,120 during the three month period ended
September  30,  2003 and 2002,  respectively.  During  the third  quarter  ended
September 30, 2003 the Company incurred commission expense on funds raised payable in warrants valued at $158,217. A significant portion of the increase can be attributed to adding a sales office and staff in California to support the expanded marketing efforts. During the first quarter of 2003 the Company incurred a one time accrual of sales commissions totaling $113,000. This amount is payable to California sales representatives who had not received salary and is based on bookings and payable as the jobs are completed with payments over an eight month period as cash flow improves. The Company has also experienced a significant increase in insurance costs of approximately $145,000 as compared to the previous nine months and a significant increase in legal and accounting costs of approximately $141,000 as compared to the same period in 2002. The Company is maintaining its current staffing levels in New Jersey but has found it necessary to hire consultants from time to time therefore increasing this expense as compared to the same period in 2002.

RESEARCH AND DEVELOPMENT. Research and development expenses increased by $47,168 for the three month period to $90,862 as compared to $43,694 during the same period in 2002. Research and development expenses increased by $153,284 for the nine month period to $278,342 as compared to $125,058 in the same period of 2002. The Company has been focusing its efforts on sales proposals for its existing products (see REVENUE).

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents decreased by $139,174 from $140,574 at December 31, 2002. The net cash used in operating activities during this nine month period in 2003 was $1,796,787 compared to $1,065,369 in 2002. Cash provided by financing activities was $1,725,739 as compared to $1,119,164 during the same period in 2002. Through the third quarter ending September 30, 2003 the Company has issued three year convertible notes totaling $1,675,000 to institutional and accredited individual investors(See Sale of Restricted Securities).

At September 30, 2003, the Company had a working capital deficiency of $1,634,893 and a stockholders' deficiency of $3,059,552. It has experienced continuing negative cash flows from operations. The Company has financed operations, which historically have mainly focused on research and development, through private funding of equity and debt.

The Company expects to continue to incur losses until such time as it attains sales volumes which provide adequate gross profit to cover operating costs and generate positive cash flow. Working capital requirements will depend upon numerous factors, including the level of resources devoted to the scale-up of installation activities, and increased sales and marketing.

Management has developed a financial plan to address working capital deficiency and to increase the cash provided by financing activities although there can be no assurances that the Company's efforts will be successful. Since early 2000, this has included the issuance of stock and convertible debentures. This financial plan has sufficiently funded operations to date, that is, funding the development and introduction of its solar technology, and will continue to do so if executed successfully. Although the cash balance as of September 30, 2003 is insufficient to fund operations for the fourth quarter of 2003, cash received subsequently has been sufficient to fund operations. The Company continues to pursue convertible debt financing, and believes, based upon past experience, this will provide sufficient funding until positive cash flow from operations is attained. The Company has also been able to negotiate with their key solar panel vendors payment terms and escrow arrangements have been established which substantially decrease the cash requirements during project implementation.

SALE OF RESTRICTED SECURITIES DURING THE THIRD QUARTER 2003

In the third quarter ending September 30, 2003, the Company issued three year convertible notes totaling $335,000 to institutional and accredited individual investors. The notes bear interest at 10% per annum payable semi-annually commencing March 2004. Interest is payable in cash or shares of common stock at the election of the holder. The notes are convertible into an aggregate of 2,233,333 shares of common stock. Warrants to purchase an aggregate of 1,496,334 shares of common stock at an exercise price of $0.30 per share were issued with the convertible notes. This transaction did not involve a public offering and therefore was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Act").

SUBSEQUENT EVENTS

During the month of October, 2003 the company collected $527,550 of its outstanding Accounts Receivable.

Also in October, 2003 the Company issued convertible notes for a total of $55,000. The notes are convertible into shares of common stock at $0.15 per share. The notes are convertible at the option of the holder, anytime after purchase.

On October 31, 2003 the company received a 45 day note for $100,000 from a shareholder. The note pays 10% interest per annum and a 5 year warrant to purchase 100,000 of common stock at $0.15 was included as additional consideration and will be recognized as compensation.

On November 21, 2003, the shareholders approved an amendment to increase the number of authorized shares of Common Stock from 100,000,000 to 135,000,000.

PART I. - ITEM 3.

CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days before the filing date of this Form 10-Q. Based on their evaluation, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act") are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

      None

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

      None

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5 OTHER INFORMATION

      At a Board of Directors meeting held on September 5, 2003, Mr. David K. Lifschultz was appointed to the Board of Directors for a period until the next annual shareholders meeting.

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

DATE: November 24,  2003                          WORLDWATER  CORP.

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

Dated: November 24, 2003

By: /s/ Quentin  T.  Kelly
    ----------------------
Name: Quentin  T.  Kelly
Title: Chief Executive Officer and Chairman of the Board

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

Dated: November 24, 2003

By: /s/ Terri  Lyn  Harris
    --------------------------
Name: Terri  Lyn  Harris
Title: Chief Financial Officer