Form 10KSB
period 2003-12-31
WORLDWATER CORP
filed 2004-04-21
CIK 811271

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part ll of this Form 10-KSB or any amendment to this form 10-KSB. [X]

The issuers revenue for its most recent fiscal year was $1,279,573.

On April 20, 2004 the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $26,024,273.

As of April 20, 2004 the Registrant had outstanding 57,831,719 shares of Common Stock and 677,778 shares of Preferred Stock.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

      WorldWater Corporation is an international solar engineering and water management company with unique, high-powered solar technology providing solutions to water supply and energy problems. The Company has developed patented solar water pumping systems capable of operating pumps up to 600 horsepower for irrigation, refrigeration and water utility pumping systems. WorldWater's proprietary AquaMax(TM) system is controlled by the Company's patented AquaDrive(TM), an electronic board that reads and translates the output of solar electric DC current from solar panels, converting the flow into AC current for delivery to water pumps in deep wells or rivers or any 3-phase AC motors. The Company's AquaMax(TM) hybrid solar irrigation pumps are able to operate on solar alone or in combination with the electric grid or diesel generators. Among the advantages of the Company's proprietary solar technology is that during non-irrigation or compressor usage during daylight periods the customer is able to transfer the unused self-generated electric solar power back to the utility company for net-metering credit.

      WorldWater's proprietary technology permits the use of Alternate Current ("AC") pumps, an option previously unavailable for solar power. AC pumps are widely available in countries throughout the world, allowing replacement pumps and parts to be supplied on a local basis. Other forms of solar powered photovoltaic (PV) pumping currently available use less reliable and less durable Direct Current ("DC") pumps or custom AC pumps which are more costly and not readily available in most developing countries.

      Until 2002, WorldWater's business was focused exclusively on helping developing countries with water and power problems, but the Company's sharply increased power capability coupled with growing energy shortages in the U.S. has opened widespread and emergent domestic market opportunities.

      WorldWater's ability to operate large-scale pumps is especially important in areas where electricity is expensive and diesel considered too pollutive. California, for example, a major target market for the Company, is striving to increase renewable energy usage to reduce demand on state electric utilities grid and to improve the state's air quality by granting 50% rebates to buyers and giving significant tax credits and other incentives for purchases of renewable energy. In New Jersey, rebates from the electric utilities plus federal tax incentives for the purchase of renewable power can reduce the price of WorldWater's systems, including the high-powered hybrid AquaMax(TM) irrigation pump, by up to 60 percent. This enables renewables in general to better compete against traditional energy sources in New Jersey, California and other states in industries such as agriculture, viniculture, and utilities.

      By employing the hybrid AquaMax(TM) irrigation system, which can operate motors up to 600 horsepower by sunshine alone or in combination with existing electric grid or diesel, a farmer can irrigate his land at little or no additional cost over what is paid currently for irrigation powered by grid electricity. Current costs are fixed for a period of time after which he owns the equipment and obtains most or all of his irrigation electrical power free. This occurs because when the farmer is not irrigating, the sun is still developing electricity through WorldWater's system and the power is returned to the electrical utility for storage for credit and later use or for direct utility bill credit (depending upon the state). This process is called net metering and is already in operation in New Jersey and California as well as more than a dozen other states. By automatically switching between solar and the other power sources, the AquaMax(TM) enables the farmer to protect against a loss of irrigation water (even during daylight power shortages or blackouts) and can operate during day or night hours.

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

(a)   Major Customers and Export Sales

      The Company offers a wide range of water resource services driven by its solar-powered pumping systems for worldwide application for irrigation, refrigeration and water utility pumping systems. The initial focus in the United States has been California and New Jersey because of energy shortages, high energy costs and rebates available to customers from the local utilities, along with tax credits from federal and state governments. The Company is looking to broaden our focus to other states to increase revenues as well as to continue to submit proposals to various foreign governments (particularly, the Philippines and Iraq) in need of solving critical water supply and energy problems using the company's high-powered solar technology.

      In 2003, WorldWater installed its first solar refrigeration system, which drives a 350 hp compressor pump, at a food processing facility near Bakersfield, CA - the world's largest solar-powered refrigeration compressor system. The Company entered the California agriculture market in 2002 with implementation of a 50 hp irrigation pumping system for a cotton farm in the San Joaquin Valley - the world's largest solar irrigation pumping system.

      WorldWater participated in the successful bid for the largest PV installation on a U.S. community college campus at Cerro Coso Community College, Ridgecrest, CA. The Company is the exclusive PV systems supplier for the one-megawatt system with an order totaling $4.1 million. The prime contractor, Contra Costa Electric of Bakersfield, CA, has scheduled the $8.9 million full construction project for completion in June 2004.

      The Company also entered the New Jersey agricultural market in 2003 with completion of a 24 kW solar electrical system at Flatbrook Farm, an organic meat and poultry farm in Montague, NJ. The New Jersey Board of Public Utilities (BPU) has authorized a comprehensive range of incentives, due to take effect in January 2004, that will require more than $600 million of new PV installations in the state over the next five years.

      In addition to this recent domestic business, WorldWater has operated in the Philippines since 1997 when the Company delivered 25 solar pumps for installation by the National Irrigation Authority (NIA) under a directive from former President Fidel V. Ramos. The Company has formed a Philippine subsidiary, WorldWater (Phils) Inc., and has established a local management team to develop and implement business.

      In September 2003, WorldWater (Phils) inaugurated the world's first solar powered prepaid municipal water distribution system for the municipality of Ronda on the island of Cebu. For the first time, a municipal water distribution system utilizes "smart card" technology as a financing solution for community water production and to remove problems associated with the payment collection process. The Ronda system uses WorldWater's proprietary AquaCard(TM) debit card system, which operates directly with WorldWater's AquaMeter(TM) solar pumping stations throughout the community. The project was made possible by a commercial loan from the Philippine National Bank and required no special loans or subsidies.

      WorldWater was contracted by Winrock International in 2003 to evaluate potential water supply development and sanitation solutions for selected communities within the Alliance for Mindanao Off-Grid Renewable Energy (AMORE) area in the Southern Philippines. The assessment study has been completed and proposals have been presented for project implementation.

      The Company has signed a Memorandum of Agreement with the Philippine Department of Agriculture National Irrigation Administration for a nationwide solar power project to bring potable water, irrigation, and power to the country's rural areas. Based upon approval of a sovereign guarantee by the Philippine government, financing for the project will be provided by PNC Bank with a loan guarantee from the U.S. Export-Import Bank.

(b)   Products

Solar Water Systems

      AquaMax(TM) high yield hybrid irrigation pumps take solar water pumping systems to unprecedented levels. For the first time, WorldWater has developed technological capability to drive motors and pumps up to 600 hp, delivering thousands of gallons of water per minute by solar energy alone or in automatic combination with the electric grid or diesel generators. Irrigating fields in remote areas with solar requires no fuel costs, no need for regular maintenance, generates no noise and no pollution. And now with WorldWater's hybrid systems, if sun is not available the AquaMax(TM) automatically switches to another diesel or electrical power source.

      The patented AquaDrive(TM) controller converts solar DC current to AC, then supplies the AC power to a pump from either the solar array or the grid or diesel generator or simultaneously from both sources. The hybrid operation is programmed to be completely automatic so manual intervention is not required to switch from one power source to the other.

      The AquaMeter(TM) water meter allows consumers to buy water with a pre-paid electronic "smart card." During each sale, the meter deducts the charge and indicates the balance remaining on the card, which can be recharged at a designated vendor site with additional cash payment. Designed to be tamper-proof, the meter discourages wasteful spillage. Revenue collected from the AquaCard(TM) is used to pay for the solar water system. Generally, after five years the community owns the system and has a source of income for the duration of the system's life, expected to exceed 20 years.

SolPower(TM) Systems

      SolPower(TM) PV power systems are designed for off-grid homes, schools, health clinics, and village community centers. The systems produce electricity for lighting, TV, radio, computers and a host of other uses. The key market for this power system is in developing countries where those living outside major cities are not connected to the electrical grid system.

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

(c)   Marketing

      WorldWater markets the AquaMax(TM) pumping systems and other solar products worldwide to both institutional public and private commercial markets. Until 2002, products were primarily marketed in developing nations, where there is a great need for electrical power and clean water. In 2002, the Company began marketing domestically in California and New Jersey. Until these products were introduced, U.S. farms, water utilities and other large industrial power users had not been able to take advantage of the substantial statewide financial incentives available for solar powered systems. WorldWater's high-powered solar pumps qualify to supply these markets and enable the buyer to benefit from the rebates and credits. Potential markets include agriculture, dairies, livestock farms, water utility districts, wineries and food processing (refrigeration pumps and compressors).

      Currently, in California, the Company has completed installations driving a 50 hp irrigation pump and a 350 hp refrigeration compressor pump system, and is in the process of installing a One MW solar electrical system. The Company is also conducting a study under contract with the Sacramento Municipal Utility District for the installation of solar irrigation pumping systems within the Sacramento district. In New Jersey, WorldWater has completed construction of a 24 kW system for electricity for an organic farm. The price of the pumping systems being marketed in California and New Jersey ranges from approximately $300,000 to several million dollars. We have opened sales and technical offices in San Diego and Sacramento to service the state.

      International marketing efforts largely identify specific project opportunities that have the potential for long-term growth, and institutional sources that are capable and willing to finance these projects. The massive reconstruction effort being undertaken in Iraq presents unique opportunities for American contracting companies, and WorldWater has partnered with The Sandi Group, one of the largest Iraqi construction and logistics companies, to pursue these opportunities.

      The need and price for water worldwide is growing annually. The United Nations estimates that $8 billion annually is currently spent in providing safe drinking water in developing countries, and that $100 billion will be required over the next five years. The problem of how to bring safe drinking water and electricity to rural households in need is the focus of WorldWater's proprietary solar technology. Solar energy supplies more energy in one hour than the world uses in one year, so it is a plentiful resource well suited to the dispersed communities off the electrical grid.

(d)   Market Size

      Over the last 15 years, the photovoltaic (PV) industry has grown in revenues from $2 million to over $1.5 billion. By 2020, worldwide annual PV direct sales are estimated to be $27 billion and related sales are estimated to be more than $50 billion per year as stated by the U.S. National Renewable Energy Laboratory Report, "Photovoltaics: Energy for the New Millennium," January 1, 2000. Advances in PV technology and corresponding reduction in costs continue to fuel the increasing demand for PV power. Great potential for PV technology also lies in developing countries where roughly 2 billion people lack electricity and water. Applications range from remote pumping, irrigation, telecommunications and lighting, to village size power production.

      Based on estimates by the United Nations Development Programme and the World Bank, the cost of bringing clean water to the 2 billion people who are without access to safe drinking water will be approximately $50 per person, or $100 billion total. Governments may be forced to reallocate their funding resources to address what the World Bank says will be a major problem of the 21st century -- water shortages.

      A similar size investment is needed to supply electricity to underdeveloped nations. For example, WorldWater's analysis of the remote power markets in the Philippines, where only 28 of the 2,800 inhabited islands have access to electricity, shows that a modest 10% penetration by solar power represents an outstanding market opportunity.

 (e)   Marketing Strategies

      WorldWater is marketing the AquaMax(TM) pumping system and its other solar products worldwide to both institutional public and private markets. Because AquaMax(TM) solar water pumping systems are capable of operating pumps up to 600 horsepower, WorldWater is the first solar company in the world with the power to deliver mainstream electric pumping capacity.

      The new hybrid, AquaMax(TM), is a true breakthrough in terms of both power and flexibility. It will work by solar alone or interchangeably with existing grid electricity or diesel generators, contributing significantly to a farmer's bottom line by cutting electrical or fuel costs whenever the sun is shining, which also happens to be the peak cost period for grid users.

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

      WorldWater has a longstanding relationship with the U.S-based Vincent Uhl & Associates for hydrogeological studies and Morehouse Engineering, a power system controls engineering firm. The companies have successfully worked together in a number of markets. Mr. Uhl and his associates have located, drilled and tested new groundwater sources in Asia, Africa, and the Americas, and Schuyler Morehouse has operated with the Company in Africa and Pakistan.

Also, the Company has strategic alliances or partnerships with Winrock International (see above), The Sandi Group (see above), Princeton Power Systems (see below), Contra Costa Electric, Inc., the prime contractor for the Cerro Coso College project, and the International Center for Water Technology (see below).

      In addition to alliances with solar panel manufacturers, community preparation organizations, governmental agencies, and hydrogeologists, WorldWater also works closely with financial institutions such as private investment funds, the U.S. Trade & Development Agency, the Export-Import Bank, World Bank, and USAID. Given the recognized need for safe drinking water and power in emerging nations, these financial organizations "earmark" funds for such projects in the form of loans, grants, or as guarantees to local banks.

      Domestically, WorldWater has worked closely with Rutgers University agro-engineers and Cumberland County College in developing solar drip irrigation systems for use in fresh and brackish water, and has signed a Memorandum of Understanding with the International Center for Water Technology, California State University at Fresno, to explore uses of solar power in domestic irrigation.

(f)   Research and Development

      Research and Development expenditures were $505,572 in 2003 and $169,837 in 2002. A key strategy of WorldWater is to continue developing innovative, cutting edge products to meet water and electricity needs with proprietary solar technology. The Company holds a patent on the electronic board controller (AquaDrive(TM)) of the AquaMax(TM) system. In 2003, the Company also was awarded a patent on its automatic switching technology, which enables the system to perform multiple functions such as water pumping and battery charging and also to switch automatically between solar and grid-tied or diesel power. Three more WorldWater patents are pending.

      In November of 2003, the Company was awarded a $300,000 Renewable Energy and Economic Development (REED) inaugural grant by the New Jersey Board of Public Utilities to develop power electronics for controlling interaction between the electric grid, solar power and motors. Princeton Power Systems, Princeton, NJ, is WorldWater's subcontractor on the 18-month grant, the results of which are expected to reduce the cost of electronic control equipment used in the AquaMax(TM).

(g)   Manufacturing

      Sub-contractors currently manufacture components of the AquaMax(TM)systems in the United States. WorldWater will continue to source materials worldwide, based on quality and cost considerations.

(h)   Patents

      WorldWater has obtained patents and continuations-in-part for its newly developed electronics systems and has filed for protections of our patents in certain key countries including the Philippines. Thomas McNulty, Sr., Dr. Anand Rangarajan, and Douglas Williams of WorldWater and Quentin T. Kelly, Chairman and CEO, together with Princeton University engineers have been issued patents, all of which are assigned to WorldWater. The Company holds patents on the electronic board controller (AquaDrive(TM)) of the AquaMax(TM) system and on the Solar Thermal Powered Water Pump. In addition, this year the company was issued another patent on an electronic board which matches pump performance with available solar power input and has a patent pending on its "smart card" municipal water distribution system.

(i)   Source and Availability of Raw Materials

      The solar modules used in our systems are composed of silicon and other photovoltaic materials. Suppliers of solar modules include Shell Solar, Kyocera, Sharp, BP Solar and RWE Schott. WorldWater orders solar modules and related articles from several suppliers and have not entered into any supply contracts.

(j)   Competitive Conditions Affecting the Company

      The Company's products compete with both conventional and solar technologies that bring power to off-grid areas. The main competitive technologies are diesel and gasoline generators, and electrical grid extension. The cost of installing a solar pump may be more or less than the cost of an electrical grid extension, depending on the particular installation. One benefit of the solar pump is the reduction in on-going electric costs. The initial cost of acquiring a diesel pump is less than the initial cost of a solar pump, but the operations and maintenance costs of the diesel pump are greater and, in remote areas, fuel and spare parts are not always readily available.

      The Company's most commonly encountered solar pumping competitor is Grundfos A/S of Denmark, a manufacturer of a large range of water pumps, including a solar pump line. Their pumps run off a specially wound AC motor which is significantly more expensive than the conventional AC pumps that WorldWater uses. Grundfos units are also limited in capacity to about 4 kW. WorldWater's systems can operate pumps in the 400 kW range. Aero-Environment of California has somewhat similar technology using AC pumps but they currently are limited in size to about 3 horsepower. There are a number of other solar pump companies, including Solar Jack of the US, Sun Motor of Canada, Southern Cross of Australia, and Total Energie from Europe, which produce DC powered pumps.

(k)   Subsidiaries

         100% wholly owned by WorldWater Corp. -
                  WorldWater, Inc.
                  WorldWater (Phils), Inc.
                  WorldWater East Africa Ltd.

(l)   Government Regulations

      Compliance with federal, state, and local provisions regarding the production and discharge of materials into the environment is expected to have no effect on capital expenditures, earnings and competitive position. The Company has a program to comply fully with the U.S. Foreign Corrupt Practices Act.

(m)   Employees

      On December 31, 2003, the company employed 15 people on a full-time basis. The company also hires consultants on an as-needed basis and has informal arrangements with two water consulting companies, the hydrogeological firm of Vincent Uhl Associates and Morehouse Engineering, specialists in power control, water/wastewater treatment systems integration.

ITEM 2. DESCRIPTION OF PROPERTY

The Company's executive office, manufacturing facility and research and development facility are housed in a 12,000 square foot site located at 55 Route 31 South, Pennington, New Jersey 08534. This facility is leased under an operating lease expiring June 25, 2007. The Company also uses a second facility in Hopewell, New Jersey for conferences, meetings and demonstrations of its products. This facility is leased from Quentin T. Kelly, Chairman and Chief Executive Officer, on a month-to-month basis. See "Certain Relationships and Related Transactions."

      In August of 2002, the Company opened a sales and government liaison office in Sacramento, California under a one year lease expiring August 15, 2004.

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

PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)   Price Range of Common Stock.

WorldWater Corp.'s common stock is traded on the OTC Electronic Bulletin Board and is listed under the stock symbol "WWAT.OB". High and low bid quotations are listed below:

                                            For the year ended December 31, 2003

                                                    HIGH        LOW

First Quarter...............................        $0.19      $0.09
Second Quarter..............................        $0.21      $0.13
Third Quarter...............................        $0.26      $0.12
Fourth Quarter..............................        $0.20      $0.09

(b)   Holders of Common Stock

As of April 16, 2004, the common stock price was $0.37 and there were approximately 741 shareholders of record for the Company's common stock. The number of record holders does not include holders whose securities are held in street name.

(c)   Dividends

The Company has not declared or paid, nor has it any intention to pay any cash dividends on its common stock in the foreseeable future.

(d)   Provisions of Preferred Stock

The Company issued 0 shares in 2003 and 2002, respectively, of Series A 7% three year Convertible Preferred Stock at $0.90 per share. The Series A Preferred Shares are callable at $1.80 if the market bid price remains over the call level for 20 days.

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

SALES OF RESTRICTED SECURITIES DURING THE FOURTH QUARTER 2003

      In the fourth quarter ending December 31, 2003, the Company issued three year convertible notes totaling $100,000 to institutional and accredited individual investors. The notes bear interest at 10% per annum payable semi-annually commencing June 2004. Interest is payable in cash or in shares of common stock at the election of the holder. The notes are convertible at $0.15 into an aggregate of 666,667 shares of common stock. Warrants to purchase an aggregate of 357,334 shares of common stock at an exercise price of $0.30 per share, 89,333 at an exercise price of $0.20 and 89,333 at an exercise price of $0.15 per share were issued with the convertible notes.

      Also in the fourth quarter, the Company received short term loans totaling $150,000 from shareholders. The $100,000 note pays 10% interest per annum and a 5 year warrant to purchase 300,000 shares of common stock at $0.15 was included as additional consideration and has been recognized as $21,000 of additional compensation. Additional 5 year warrants to purchase 25,000 shares of common stock at $0.15 per share were included as additional consideration for the $50,000 in short term loans and have been recognized as $1,750 of additional compensation (See Subsequent Events Note).

      In December of 2003, warrants to purchase 300,000 shares of common stock at $0.15 per share were granted as compensation for financing services, compensation expense in the amount of $30,000 was recognized.

      In the fourth quarter of 2003 the Company issued 625,001 shares of common stock for financing services, $93,000 of compensation expense was recognized.

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

General

WorldWater Corp. is an international solar engineering and water management company with unique, high-powered solar technology providing solutions to water supply and energy problems. Until 2002, the Company was a development-stage enterprise organized to design, develop, manufacture and market solar water pumping systems, and focused exclusively on helping developing countries with water and power problems. Through research and development, the Company's proprietary solar technology developed the capability in 2002 of operating pumps and motors up to 600 horsepower for irrigation, refrigeration and water utility pumping systems. This increased power capability, coupled with growing energy shortages in the United States, has opened domestic market opportunities that have now become the principal focus of its business. Throughout 2004, the Company intends to focus efforts on the enhancement and aggressive implementation of its marketing program domestically and internationally. In the U.S., this includes institutional public and private commercial markets, particularly in California, New Jersey and other states which offer incentives for renewable energy sources. The Company continues to seek opportunities throughout the world, including the Philippines, where it maintains nationwide operations, the Middle East (most particularly, Iraq), and Africa.

Selected Financial Data

                                           Years ended  December 31,
                                              2003              2002             2001             2000            1999
                                              ----              ----             ----             ----            ----
                OPERATING RESULTS
Net sales                                 $ 1,279,573      $   643,541      $   241,045      $   279,531      $   526,924
Income (loss) from operations              (3,301,020)      (2,007,536)      (1,547,865)      (1,958,821)      (1,225,600)
Net income (loss)                          (3,924,774)      (2,005,731)      (2,494,757)      (1,704,179)        (787,318)
Net income (loss) per share - Basic             (0.08)           (0.04)           (0.07)           (0.06)           (0.03)
Net income (loss) per share - Diluted           (0.08)           (0.04)           (0.07)           (0.06)           (0.03)

               FINANCIAL POSITION
Total assets                                  221,225        1,177,970          265,084          441,299          485,569
Long term obligations - less
     current portion                        1,665,396          349,878           61,270           20,480          200,000
Shareholders' equity (deficiency)          (3,941,442)      (1,339,968)        (939,952)        (254,046)      (1,788,250)

Results of Operations:

Year ended December 31, 2003 ("Fiscal 2003")
Year ended December 31. 2002 ("Fiscal 2002")

Revenue

For the year ended December 31, 2003 net revenues increased to $1,279,573 as compared to $643,541 for the year ended December 31, 2002. Equipment sales and grant revenue for the year ended December 31, 2003 were $1,143,302 and $136,271 as compared to $386,916 and $256,625 for the year ended December 31, 2002. Equipment sales increased by $756,386 or 195% as compared to the previous year and grant revenue decreased by $120,354 or 47%.

In 2002, the Company addressed the uncertainty of oversees market fluctuations with a new focus on domestic business. The Company had entered the California agriculture market in 2002 with implementation of a 50 hp irrigation pumping system for a cotton farm in the San Joaquin Valley - which amounted to $293,000 of revenue. In 2003, WorldWater installed its first solar refrigeration system, which drives a 350 hp solar-powered compressor pump, at a food processing facility near Bakersfield, CA - in the amount of $913,749 in revenue.

Also in California, the Company was awarded a professional service contract in November of 2002 with the Sacramento Municipal Utility District in the amount of $77,000. The Company is to analyze possible irrigation projects powered by solar, install and monitor a solar powered agricultural well pump - $25,000 of revenue was recognized in 2003 for this project.

The Company also entered the New Jersey agricultural market in 2003 with completion of a 24 kW solar electrical system at Flatbrook Farm, an organic meat and poultry farm in Montague, NJ - in the amount of $193,736 in revenue. The New Jersey Board of Public Utilities (BPU) has authorized a comprehensive range of incentives, which took effect in January 2004, that will require 90 MW of solar electric generation or more than approximately $600 million of new PV installations in the state over the next five years (reference the State of New Jersey/Board of Public Utilities/Renewables Portfolio Standards).

WorldWater participated in the successful bid for the largest PV installation on a U.S. community college campus at Cerro Coso Community College, Ridgecrest, CA. The Company is the exclusive PV systems supplier for the one-megawatt system. The prime contractor, Contra Costa Electric of Bakersfield, CA, has scheduled the $8.9 million full construction project for completion in June 2004. With the current orders which total more than $4 million and additional anticipated contracts, the Company anticipates being able to cover its fixed and variable marketing and general and administrative expenses by the fourth quarter of 2004. Until that time, the Company will continue to source private funding of equity and debt (See Subsequent Events Note).

In addition to this recent domestic business, WorldWater has operated in the Philippines since 1997. In September 2003, WorldWater (Phils) inaugurated the world's first solar powered prepaid municipal water distribution system for the municipality of Ronda on the island of Cebu - which amounted to approximately $35,817 in revenue in 2003. The project was made possible by a commercial loan from the Philippine National Bank to the municipality and required no special loans or subsidies.

WorldWater was contracted by Winrock International in 2003 to evaluate potential water supply development and sanitation solutions for selected communities within the Alliance for Mindanao Off-Grid Renewable Energy (AMORE) area in the Southern Philippines. The assessment study has been completed and $91,593 of revenue was recognized. Proposals have been presented for project implementation.

In January of 2002, the Company began work on a water and power feasibility study for the Government of the Philippines (Department of Agriculture) funded by the U.S. Trade and Development Agency (USTDA) in the amount of $302,500. During 2003 and 2002, the Company realized $19,678 and $256,625, respectively of revenue from this grant entered into by and between the Philippines National Irrigation Administration and the Company for the preparation of a feasibility study on the Mindanao Appropriate Irrigation Technologies for Enhanced Agricultural Production project. A nationwide irrigation development project is scheduled to follow on completion of the study.

Cost of Sales and Gross Profit

Cost of sales for the years ended 2003 and 2002 were $960,645 and $531,188, respectively. Cost of sales for equipment increased $420,326 to $841,126 or 100% on a 195% increase in equipment sales. Costs associated with grant revenue increased $9,131 on a decrease of revenue of approximately 47%.

Gross profit for the years ended 2003 and 2002 was $318,928 and $112,353, respectively. Gross profit on equipment sales for the year ended December 31, 2003 was $302,176 as compared to a gross loss of $33,884 from the previous year. The gross loss in 2002 was attributable to the execution of the Company's first installation of a 50 horsepower irrigation pump where it experienced slight cost overruns for various contracted labor. These overruns have been addressed and fixed contracting prices have now been established.

Marketing, General and Administrative

Marketing, general and administrative expenses were $3,114,376 for the year ended December 31, 2003 as compared to $1,950,052 in 2002, an increase of 60% on a 99% increase in revenue. This increase is primarily attributable to an increase in sales efforts and staffing necessary to capture the newly developed domestic market. We are gradually increasing our current staffing levels, but have found it necessary to hire consultants from time to time, therefore increasing this expense as compared to the same period in 2002. Assuming that the domestic business continues to grow, it will be necessary to recruit additional staff to implement the contracts.

Research and Development

Research and development expenses were $505,572 for the year ended December 31, 2003 compared to $169,837 in 2002. The company introduced its new solar energy pumping technology capable of generating high power in 2002 at the Agricultural Expo in Tulare, California. Research and development expenses resulting therefrom have since increased as the company focuses its efforts on refining and expanding this technology, focusing primarily on large scale pumping systems.

Loss from Operations

Operating loss for the year ended December 31, 2003 was $3,301,020 as compared to $2,007,536 from the previous year.

Income Taxes

The Company recognized no income tax (benefit) expense for 2003 and 2002 to date.

The Company participates in the State of New Jersey's corporation business tax benefit certificate transfer program (the "Program"), which allows certain high technology and biotechnology companies to transfer unused New Jersey net operating loss carryovers and research and development tax credits to other New Jersey corporation business taxpayers. During 2003 and 2002, the Company submitted applications to the New Jersey Economic Development Authority (the "EDA") to participate in the Program and the applications were approved. The EDA then issued certificates certifying the Company's eligibility to participate in the Program for these years.

The program requires that a purchaser pay at least 75% of the amount of the surrendered tax benefit. During 2003 and 2002, the Company sold approximately $0 and $1,448,912 of its New Jersey state net operating loss carryforwards and $0 and $12,660 of its research and development tax credits for $0 and $121,603, respectively and recognized a tax benefit for that amount. The Company plans on selling its 2003 and 2002 net operating loss carryovers and research and development tax credits in fiscal year 2004.

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

Liquidity and Capital Resources

The net decrease in cash from all activities in 2003 was $81,529 as compared to an increase of $122,459 in 2002. The cash used in operating activities was $1,989,381 compared to $1,471,998 in 2002. The primary increase for use of cash for operating activities is attributable to the increase in domestic sales efforts as the company takes an aggressive approach in capturing this market opportunity. The cash used in investing activities was $17,394 as compared to $10,663 in 2002.

The cash provided by financing activities in 2003 was $1,960,564 as compared to $1,608,557 in 2002. The company continued to finance its operations through the sale of stock and convertible debentures. During 2003, the Company issued three year convertible notes totaling $1,775,000 to institutional and accredited investors. The notes bear interest at 10% per annum payable semi-annually. Interest is payable in cash or in stock at the election of the holder. The notes are convertible at $0.15 into an aggregate of 11,833,333 shares of common stock. Warrants to purchase an aggregate of 7,839,001 shares of common stock at an exercise price of $0.30 per share, 89,333 at an exercise price of $0.20 per share and 89,333 at an exercise price of $0.15 per share were issued with the convertible notes.

In 2002, the Company consummated an agreement with two related investment companies for the sale of 1,667,000 shares each of common stock for a purchase price of $250,000 each. Warrants to purchase 1,667,000 shares of common stock also were issued in the transaction. A total of 1,168,000 warrants were exercised in 2002, generating an additional $175,200 of proceeds. Under the terms of a Securities Purchase Agreement executed on November 8, 2002, the Company received $400,940 in net proceeds from a private placement offering of 10% convertible notes along with warrants to purchase 1,190,500 shares of common stock. Throughout 2002, an individual invested an additional $250,000 for 1,666,668 common shares along with warrants to purchase an additional 1,000,000 shares of common stock.

At December 31, 2003, the Company had a working capital deficiency of $2,350,312 and a stockholders' deficiency of $3,941,442. It has experienced continuing negative cash flows from operations, which have resulted in the inability to pay certain existing liabilities in a timely manner. The Company has financed operations, which historically have mainly focused on research and development, through private funding of equity and debt.

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

Management has developed a financial plan to address working capital deficiency and to increase the cash provided by financing activities. Since early 2000, this has included the issuance of restricted stock and convertible debentures. This financial plan has sufficiently funded operations to date, that is, funding the development and introduction of its solar technology. (See Subsequent Events
Note).

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

ITEM 7. FINANCIAL STATEMENTS

      The financial statements of the Company, including the notes thereto, together with the report of the independent public accountant thereon, are presented beginning on page 26.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective January 15, 2003, we dismissed our independent accountants. Since December 18, 1998, Civale, Silvestri, Alfieri, Martin & Higgins, LLC ('Civale'), or a predecessor entity, has served as the Company's independent accountants. The decision not to retain Civale as the company's independent accountants for the fiscal year 2002 is not a reflection on Civale's capabilities or quality of service. The reports of Civale on our financial statements for the past two fiscal years did not contain any adverse opinion, disclaimer of opinion or any qualifications or modifications related to uncertainty, limitation of audit scope or application of accounting principles, except that Civales' reports on our financial statements for the past two fiscal years did contain a modification as to the uncertainty of our ability to continue as a going concern. The decision to change the independent accountant was approved by our Board of Directors.

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

Effective January 15, 2003, we engaged Amper, Politziner & Mattia ('Amper') as our new independent accountant to audit our financial statements beginning with the year ended December 31, 2002. During the fiscal years prior to January 15, 2003, we have not consulted with Amper regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements; or (ii) any matter that was either the subject of a disagreement or a reportable event as defined in Item 304(a)(2) of Regulation S-K.

ITEM 8A. CONTROLS AND PROCEDURES

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

      The Company's auditors have noted weaknesses with the accounting software being utilized which the Company plans to address during the year 2004.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Information with respect to Item 9 is set forth in the Proxy Statement to be filed with the Securities and Exchange Commission on or before April 29, 2003 and is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

Information with respect to Item 10 is set forth in the Proxy Statement to be filed with the Securities and Exchange Commission on or before April 29, 2003 and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to Item 11 is set forth in the Proxy Statement to be filed with the Securities and Exchange Commission on or before April 29, 2003 and is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to Item 12 is set forth in the Proxy Statement to be filed with the Securities and Exchange Commission on or before April 29, 2003 and is incorporated herein by reference.

PART IV

ITEM 13. EXHIBITS LIST AND REPORTS ON FORM 8-K

Exhibit Number                    Description
--------------                    -----------

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

23.1 Consent of Amper, Politziner & Mattia, P.C.

23.2 Consent of Civale, Silvestri, Alfieri, Martin & Higgins, LLC

31.1 Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. 32.1 Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

32.2 Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

*** In accordance with Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed "filed" for the purposes of Section 18 of the Securities and Exchange Act of 1934 or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K.

There were no Forms 8-K filed by the registrant during the fourth quarter of 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

      The Company's board of directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of Amper, Politziner & Mattia P.C. as the Company's independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Amper, Politziner & Mattia P.C. in 2003 were approved by the board of directors.

AUDIT FEES

The aggregate fees billed by for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company's quarterly reports on Form 10-QSB for 2003 and 2002 were $80,000 and $45,000, respectively, net of expenses and an additional $38,000 in 2003 for audit fees related to filing amendments on prior years.

AUDIT-RELATED FEES

There was $0 of other fees billed during 2003 for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

TAX FEES

There were no other fees billed by our independent auditors during the last two fiscal years for tax compliance for 2003 and 2002.

ALL OTHER FEES

There were no other fees billed by our independent auditors during the last two fiscal years for products and services provided.

Signatures

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WorldWater Corp.
(Registrant)

By:  /s/ Quentin T. Kelly                                   Date: April 20, 2004
------------------------------                                    --------------
Quentin T. Kelly, Chairman/CEO

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                               Title                         Date

/s/ Quentin T. Kelly            Chairman/Chief Executive          April 20, 2004
---------------------            Officer
Quentin T. Kelly


 /s/ Terri Lyn Harris           Vice President/Controller         April 20, 2004
---------------------
Terri Lyn Harris


 /s/ Joseph Cygler              Director                          April 20, 2004
------------------
Joseph Cygler


 /s/ Rolf Frauenfelder          Director                          April 20, 2004
----------------------
Rolf Frauenfelder


 /s/ Dr. Davinder Sethi         Director                          April 20, 2004
-----------------------
Dr. Davinder Sethi


 /s/ Lange Schermerhorn         Director                          April 20, 2004
------------------------
Lange Schermerhorn


/s/ David K. Lifschultz         Director                          April 20, 2004
------------------------
David K. Lifschultz

Independent Auditors' Report

To the Shareholders of
WorldWater Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheets of WorldWater Corp. and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in shareholders' equity (deficiency) and cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position at December 31, 2003 and 2002, the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Amper, Politziner & Mattia, P.C.
------------------------------------


April 7, 2004
Edison, New Jersey

                        WORLDWATER CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                           December 31, 2003 and 2002


       Assets                                                                            2003              2002
                                                                                     ------------      ------------
Current Assets:
    Cash and cash equivalents                                                        $     59,045      $    140,574
    Accounts receivable, net of allowance for doubtful
        accounts of $22,647 in 2003 and $8,980 in 2002                                     49,101           283,172

    Inventory                                                                                  --            61,862
    Deferred contract costs                                                                 8,872           583,643
    Advances to employees                                                                  16,800                --
    Prepaid expenses                                                                       13,141            16,585
                                                                                     ------------      ------------
       Total Current Assets                                                               146,959         1,085,836
    Equipment and leasehold improvements, Net                                              65,219            88,587
    Deposits                                                                                9,047             3,547
                                                                                     ------------      ------------
       Total Assets                                                                  $    221,225      $  1,177,970
                                                                                     ============      ============

       Liabilities and Stockholders' (Deficiency)

Current Liabilities:
    Notes payable                                                                    $    212,000      $    197,000
    Notes payable, related parties                                                        262,703           102,000
    Current maturities of long-term debt                                                  172,901           171,937
    Customer deposits payable                                                             134,515           243,172
    Accounts payable and accrued expenses                                               1,715,152         1,453,951
                                                                                     ------------      ------------
       Total Current Liabilities                                                        2,497,271         2,168,060
    Long-term debt                                                                      1,582,502           349,878

    Note payable, related party                                                            82,894                --
                                                                                     ------------      ------------
       Total Liabilities                                                                4,162,667         2,517,938
                                                                                     ------------      ------------

Commitments and contingencies                                                                  --                --

Stockholders' (Deficiency):
    Preferred Stock 7% Convertible,$.01 par value; authorized 10,000,000; issued and outstanding at December 31, 2003 and 2002:
          Series A  66,667 shares, liquidation preference $60,000                             667               667
          Series B  611,111 shares liquidation preference $550,000                          6,111             6,111
    Common stock, $.001 par value; authorized 135,000,000;
       issued and outstanding 52,506,720 and 50,365,052
       shares at December 31, 2003 and 2002, respectively                                  52,507            50,365
    Additional paid-in capital                                                         15,726,953        14,400,477
    Deferred compensation                                                                (105,000)         (135,000)
    Accumulated other comprehensive expense                                               (49,396)          (14,078)
    Accumulated deficit                                                               (19,573,284)      (15,648,510)
                                                                                     ------------      ------------
       Total Stockholders' (Deficiency)                                                (3,941,442)       (1,339,968)
                                                                                     ------------      ------------
       Total Liabilities and Stockholders' (Deficiency)                              $    221,225      $  1,177,970
                                                                                     ============      ============

The Notes to Consolidated Financial Statements are an integral part of these statements.

                        WORLDWATER CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                   For the years ended December 2003 and 2002

                                                           2003              2002
                                                       ------------      ------------
Revenue:
    Equipment sales                                    $  1,143,302      $    386,916
    Grant revenue                                           136,271           256,625
                                                       ------------      ------------
        Total                                             1,279,573           643,541
                                                       ------------      ------------
Cost of goods sold:
    Cost of equipment sales                                 841,126           420,800
    Cost of grant revenue                                   119,519           110,388
                                                       ------------      ------------
                                                            960,645           531,188
                                                       ------------      ------------
Gross Profit                                                318,928           112,353
                                                       ------------      ------------
Operating Expenses:
    Research and development expense                        505,572           169,837
    Marketing, general and administrative expenses        3,114,376         1,950,052
                                                       ------------      ------------
        Total Expenses                                    3,619,948         2,119,889
                                                       ------------      ------------
Loss from Operations                                     (3,301,020)       (2,007,536)
                                                       ------------      ------------
Other Expense (Income)
    Interest expense (income), net                          585,254            81,298
                                                       ------------      ------------
        Total Other Expense (Income), Net                   585,254            81,298
                                                       ------------      ------------
Loss before income taxes and extraordinary item          (3,886,274)       (2,088,834)
Benefit from sale of NJ net operating losses                     --           121,603
                                                       ------------      ------------
Net loss                                                 (3,886,274)       (1,967,231)

  Accretion of preferred stock dividends                    (38,500)          (38,500)
                                                       ------------      ------------

Net Loss Applicable to Common Shareholders             $ (3,924,774)     $ (2,005,731)
                                                       ============      ============

Net Loss Applicable per Common Share:
     Basic                                             $      (0.08)     $      (0.04)
                                                       ============      ============
     Diluted                                           $      (0.08)     $      (0.04)
                                                       ============      ============

Shares used in Per Share Calculation:
     Basic                                               51,008,306        46,151,102
                                                       ============      ============
     Diluted                                             51,008,306        46,151,102
                                                       ============      ============

The Notes to Consolidated Financial Statements are an integral part of these statements.

                        WORLDWATER CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 For the years ended December 31, 2003 and 2002

                                                                              2003             2002
                                                                           -----------      -----------
Cash Flows from Operating Activities:
    Net loss                                                               $(3,886,274)     $(1,967,231)
    Adjustments to reconcile net loss to
       net cash used in operating activities:
           Non-cash compensation expense related to warrants issued                 --           46,500
           Amortization of interest expense                                    137,706           20,100
           Issuance of stock for service                                       233,875          214,341
           Depreciation                                                         35,262           41,000
           Beneficial conversion of convertible notes                          205,333               --
           Issuance of warrants for services                                   188,217               --
           Issuance of warrants for loan consideration                          56,608               --
           Bad debts                                                            13,667            5,220
           Stock based compensation expense                                     30,000           15,000
           Changes in assets and liabilities:
               Accounts receivable                                             220,404         (234,758)
               Inventory                                                        61,862           (6,744)
               Deferred contract costs                                         574,771         (583,643)
               Prepaid expenses                                                (13,356)            (839)
               Customer deposits payable                                      (108,657)         243,172
               Accounts payable and other accrued expenses                     261,201          735,884
                                                                           -----------      -----------
                   Net Cash (Used in) Operating Activities                  (1,989,381)      (1,471,998)
                                                                           -----------      -----------

Cash Flows from Investing Activities:
    Purchase of equipment and leasehold improvements                           (11,894)         (11,889)
    Deposits                                                                    (5,500)           1,226
                                                                           -----------      -----------
                   Net Cash Provided by (Used in) Investing Activities         (17,394)         (10,663)
                                                                           -----------      -----------

Cash Flows from Financing Activities:
    Proceeds from issuance of long-term debt                                 1,775,000          600,000
    Proceeds from exercise of stock options and warrants                        15,000          175,200
    Payments on long-term debt                                                  (5,139)        (126,531)
    Proceeds from issuance of notes payable                                    868,003          351,500
    Payments on notes payable                                                 (692,300)        (301,000)
    Proceeds from issuance of common stock                                          --          909,388
                                                                           -----------      -----------
                   Net Cash Provided by Financing Activities                 1,960,564        1,608,557
                                                                           -----------      -----------

Net effect of currency translation on cash                                     (35,318)          (3,437)

Net Increase (Decrease) in Cash and cash equivalents                           (81,529)         122,459

Cash and cash equivalents at Beginning of Year                                 140,574           18,115
                                                                           -----------      -----------

Cash and cash equivalents at End of Year                                   $    59,045      $   140,574
                                                                           ===========      ===========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                        WORLDWATER CORP. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                 For the years ended December 31, 2003 and 2002

                                                                                               Additional
                                                                                                 Paid-In
                                              Common Stock              Preferred Stock          Capital
                                           Shares     Par Value      Shares       Par Value      (Common)
                                       ------------  ------------  ------------  ------------  ------------
Balance, December 31, 2001               40,761,489  $     40,761       677,778  $      6,778  $ 12,162,540
Preferred Stock
   -Accretion of dividends                       --            --            --            --            --
Issuance of common stock
   and warrants for cash                  5,500,335         5,500            --            --       794,525
Issuance of common stock
  for warrants exercised                  1,168,000         1,168            --            --       174,032
Issuance of common stock
  for services                            1,342,335         1,343            --            --       212,998
Issuance of common stock
  for options exercised                     592,893           593            --            --       108,770
Warrants granted for financing                   --            --            --            --       210,223
Warrants granted for consulting
   Services                                      --            --            --            --        46,500
Issuance of common stock pursuant
   to restricted stock plan               1,000,000         1,000            --            --       149,000
Amortization of deferred
   Compensation restricted stock                 --            --            --            --            --
Comprehensive loss:
  Net loss                                       --            --            --            --            --
Other comprehensive expense -
  Currency translation adjustment                --            --            --            --            --

Total comprehensive loss                         --            --            --            --            --

Balance, December 31, 2002               50,365,052        50,365       677,778         6,778    13,858,588
                                       ------------  ------------  ------------  ------------  ------------
Preferred Stock
   -Accretion of dividends                       --            --            --            --            --
Amortization of deferred compensation
   and restricted stock                          --            --            --            --            --
Warrants granted for financing                   --            --            --            --       587,693
Warrants granted for commissions
  on financing                                   --            --            --            --       188,217
Beneficial conversion feature of
  convertible notes                              --            --            --            --       205,333
Conversion of convertible notes             500,000           500            --            --        59,500
Stock granted for services                1,541,668         1,542            --            --       232,333
Exercise of stock options                   100,000           100            --            --        14,900
Comprehensive loss:
  Net loss                                       --            --            --            --            --
Other comprehensive expense -
  Currency translation adjustment                --            --            --            --            --

Total comprehensive loss                         --            --            --            --            --
                                       ------------  ------------  ------------  ------------  ------------
Balance, December 31, 2003               52,506,720  $     52,507       677,778  $      6,778  $ 15,146,564
                                       ============  ============  ============  ============  ============

                                         Additional                                Accumulated
                                          Paid-In                                    Other
                                          Capital      Deferred     Accumulated   Comprehensive
                                        (Preferred)  Compensation      Deficit     Income (Loss)        Total
                                       ------------  ------------   ------------   ------------   ------------
Balance, December 31, 2001             $    503,389  $         --   $(13,642,779)  $    (10,641)  $   (939,952)
Preferred Stock
   -Accretion of dividends                   38,500            --        (38,500)            --             --
Issuance of common stock
   and warrants for cash                         --            --             --             --        800,025
Issuance of common stock
  for warrants exercised                         --            --             --             --        175,200
Issuance of common stock
  for services                                   --            --             --             --        214,341
Issuance of common stock
  for options exercised                          --            --             --             --        109,363
Warrants granted for financing                   --            --             --             --        210,223
Warrants granted for consulting
   Services                                      --            --             --             --         46,500
Issuance of common stock pursuant
   to restricted stock plan                      --      (150,000)            --             --             --
Amortization of deferred
   Compensation restricted stock                 --        15,000             --             --         15,000
Comprehensive loss:
  Net loss                                       --            --     (1,967,231)            --     (1,967,231)
Other comprehensive expense -
  Currency translation adjustment                --            --             --         (3,437)        (3,437)
                                                                                                  ------------
Total comprehensive loss                         --            --             --             --     (1,970,668)
                                                                                                  ------------
Balance, December 31, 2002                  541,889      (135,000)   (15,648,510)       (14,078)    (1,339,968)
                                       ------------  ------------   ------------   ------------   ------------
Preferred Stock
   -Accretion of dividends                   38,500            --        (38,500)            --             --
Amortization of deferred compensation
   and restricted stock                          --        30,000             --             --         30,000
Warrants granted for financing                   --            --             --             --        587,693
Warrants granted for commissions
  on financing                                   --            --             --             --        188,217
Beneficial conversion feature of
  convertible notes                              --            --             --             --        205,333
Conversion of convertible notes                  --            --             --             --         60,000
Stock granted for services                       --            --             --             --        233,875
Exercise of stock options                        --            --             --             --         15,000
Comprehensive loss:
  Net loss                                       --            --     (3,886,274)            --     (3,886,274)
Other comprehensive expense -
  Currency translation adjustment                --            --             --        (35,318)       (35,318)

                                                                                                 ------------
Total comprehensive loss                         --            --             --             --     (3,921,592)
                                       ------------  ------------   ------------   ------------   ------------
Balance, December 31, 2003             $    580,389  $   (105,000)  ($19,573,284)  $    (49,396)    (3,941,442)
                                       ============  ============   ============   ============   ============

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

(2)   NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

      PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the parent company WorldWater Corp., and its wholly owned subsidiary company, WorldWater (Phils) Inc. and certain other inactive subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

      EQUIPMENT AND LEASEHOLD IMPROVEMENTS

      Equipment and leasehold improvements are carried at cost, less accumulated depreciation and are depreciated for financial reporting purposes using the straight-line method. Depreciation for income tax purposes is computed using accelerated methods. The estimated useful lives are: computers and information equipment, 5 years, office furniture, vehicles, and test and assembly fixtures, 5 to 7 years: leasehold improvements, the shorter of 7 years or the life of the lease. Upon retirement or disposal, the asset cost and related accumulated depreciation are removed from the accounts and the net amount, less any proceeds, is charged or credited to income.

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

      STOCK-BASED COMPENSATION

      The Company granted options for a fixed number of shares to key employees with the exercise price equal to the fair value of shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees", and, accordingly recognizes no compensation expense for the stock option grants. The Company has adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", which permits entities to provide pro forma net income (loss) disclosure for stock-based compensation as if the fair-value method had been applied. Proforma Stock Based Compensation

      The company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans because the exercise price of employee stock options equals the market prices of the underlying stock on the date of grant. Had compensation cost been determined based on the fair value at the grant date for awards in the years ended December 31, 2003 and 2002, respectively, consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below.

                                                     2003              2002
                                                -------------     -------------
      Net loss, as reported -                   $  (3,924,774)    $  (2,005,731)
          Add:  Total stock based employee
      compensation expense included in
      reported net income, net of related
      tax effects                                      30,000            15,000
          Deduct:  Total stock based employee
      compensation expense determined under
      fair value based method for all awards,
      net of related tax effects                     (119,195)          (43,407)
                                                -------------     -------------

      Pro forma net loss                        $  (4,013,969)    $  (2,034,138)
               Earnings per share:
      Basic-as reported                         $       (0.08)    $       (0.04)
      Basic-pro forma                           $       (0.08)    $       (0.04)

      Diluted-as reported                       $       (0.08)    $       (0.04)
      Diluted-pro forma                         $       (0.08)    $       (0.04)

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

      The Company used the Black-Scholes model to value the stock options that it granted. The assumptions that the Company used to estimate the fair value of the options and the weighted-average estimated fair value of an option on the date of the grant are as follows:

                                                        2003           2002
                                                        ----           ----

      Terms (years)                                     10             10
      Volatility                                        45%            79%
      Risk-free interest rate (zero coupon U.S.
                 Treasury Notes)                         3%             5%
      Dividend yield                                     0%             0%
      Weighted-average fair value per option            $0.15       $0.15-$0.34

      EQUITY SECURITY TRANSACTIONS

      Since inception, the Board of Directors has established the fair value of common stock based upon quoted market prices existing at the dates such equity transactions occurred.

      NET LOSS PER COMMON SHARE

      Basic loss per share includes no dilution and is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. As presented, our basic and diluted loss per share attributable to common stockholders is based on the weighted average number of common shares outstanding during the period and does not include other potential common shares, including shares issuable upon exercise of options, warrants and conversion rights, since their effect would be antidilutive due to our losses.

      RECLASSIFICATION

      Certain prior year balances have been reclassified to conform to current year presentation.

      IMPACT OF ACCOUNTING PRONOUNCEMENTS

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transaction for an entity that voluntarily changes to the fair value based method of accounting for stock-based compensation. It also amends the disclosure provisions of that statement. The disclosure provisions of this statement are effective for financial statements issued for fiscal periods beginning after December 15, 2002 and became effective for the Company in the second quarter of our 2003 fiscal year. The Company has adopted the applicable disclosure requirements of this Statement in its financial statements.

      In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative as discussed in Statement No. 133. It also specifies when a derivative contains a financing component that warrants special reporting in the Consolidated Statement of Cash Flows. SFAS No. 149 amends certain other existing pronouncements in order to improve consistency in reporting these types of transactions. The new guidance is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

      In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 requires a liability to be recognized at the time a company issues a guarantee for the fair value of the obligations assumed under certain guarantee agreements. Additional disclosures about guarantee agreements are also required in the interim and annual financial statements. The adoption of FIN 45 did not have an effect on the Company's results of operations or financial position.

      On May 15, 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatory redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. We currently do not have any such instruments. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003. There was no impact from the adoption of this statement.

      In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities," which is effective for interim periods beginning after December 15, 2003. This Interpretation changes the method of determining whether certain entities should be included in the Company's Consolidated Financial Statements. An entity is subject to FIN 46 and is called a variable interest entity ("VIE") if it has (1) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) equity investors that cannot make significant decisions about the entity's operations, or that do not absorb the expected losses or receive the expected returns of the entity. All other entities are evaluated for consolidation under SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries." A VIE is consolidated by its primary beneficiary, which is the party involved with the VIE that has a majority of the expected losses or a majority of the expected residual returns or both. There was no impact from the adoption of this standard

      ADVERTISING COSTS

      Advertising costs are expensed as incurred. Such expense for the periods ended December 31, 2003 and 2002 was $16,496 and $17,024, respectively.

(3)   EQUIPMENT AND LEASEHOLD IMPROVEMENTS

                                                     2003        2002
                                                   --------    --------
      Computers                                    $ 40,278    $ 36,537
      Office furniture and equipment                106,158      98,695
      Test and assembly fixtures                     34,140      34,140
      Vehicles                                       99,956      99,266
      Leasehold improvements                          8,123       8,123
                                                   --------    --------
                                                    288,655     276,761
      Less:  Accumulated depreciation               223,436     188,174
                                                   --------    --------
      Equipment and leasehold improvements, net    $ 65,219    $ 88,587
                                                   ========    ========

(4)   NOTES PAYABLE

      The Company has outstanding several notes payable in the aggregate amounts of $212,000 and $197,000 at December 31, 2003 and 2002, respectively. The effective interest rates on these notes range from 0.00% to 10%. All outstanding notes payable are unsecured. As of December 31, 2003 $80,000 of short term convertible notes were in default and the remaining notes are payable on demand.

(5)   RELATED PARTY TRANSACTIONS

      NOTE PAYABLE

                                                             2003        2002
                                                           --------    --------
                     Directors                             $185,894    $  3,000
                     Employees                              159,703      99,000
                                                           --------    --------
                         Total                              345,597     102,000

                     Less current maturities                262,703     102,000
                                                           --------    --------

            Total long term note payable, related party    $ 82,894    $      0
                                                           ========    ========

      Amounts payable to directors includes a three year convertible loan dated January 30, face value of $100,000 bears interest at 10.00 percent per annum. Payments of interest are due semi-annually beginning in July 2003. The loan is convertible at the option of the holder at $0.15 per common share for a total of 666,667 shares.

      All other amounts payable to employees, directors and their immediate relatives are due on demand. Interest rates on these notes accrue at 10% per annum.


      LEASES

      The Company leased office and laboratory facilities from the Chairman of the Company on a month to month basis. Lease payments to the Chairman were $39,000 for 2003 and $33,000 in 2002.

(6)   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

      Accounts payable and accrued expenses consist of the following at December 31:

                                               2003          2002
                                            ----------    ----------
            Accounts payable                $  695,986    $1,013,936
            Accrued interest                   266,123       153,075
            Accrued salaries - officers        447,880       242,560
            Accrued sales bonus                105,000
                                                               1,500
            Accrued payroll taxes               80,466        14,384
            Accrued audit fees                  50,000             0
            Accrued warranty reserve            27,206         5,868
            Accrued consulting                  24,000             0
            Other accrued expenses              18,491        22,628
                                            ----------    ----------
                                            $1,715,152    $1,453,951
                                            ==========    ==========

(7)   LONG-TERM DEBT

      Long-term debt consist of the following at December 31:                      2003         2002
                                                                                   ----         ----
      Uncollateralized loans payable to a Funds and qualified                   $1,245,283           0
      individual investors dated January 30 through December 15,
      2003, face value of $1,675,000 bears interest at 10.00 percent per annum with, using the original issue discount the
      effective interest rate ranges from 19 - 30% per annum with three year maturity dates. Beneficial conversion interest of
      $205,333 was recorded as a result of the conversion feature of the instrument. Payments of interest are due semi-annually beginning July 30, 2003. The loans are convertible at the
      option of the holder at $0.15 per common share for a total of
      11,166,667 shares.

      Uncollateralized loans payable to a Fund dated November 8th and 15th, 2002, face value bears interest at 10.00 percent per annum with, using the original issue discount the effective interest rate is 32% per annum with three year maturity dates.
      Beneficial conversion interest of $54,294 was recorded as a result of the conversion feature of the instrument. Payments of interest are due semi-annually beginning May 8th and 15th,
      2003. The loans are convertible at the option of the holder at
      $0.12 per common share for a total of 4,166,667 shares,
      $60,000 of the loan was converted (the original conversion
      price) in July, 2003 for a total of 500,000 shares.                          304,171     309,877

      Loans payable to individuals, with no stated interest
      rate or maturity date. Imputed interest is calculated at
      a rate of 4.50% and is included in accrued interest.
      These uncollateralized notes are convertible at the
      option of the holder at $0.495 per common share for
      106,060 shares of common stock.                                               52,500      52,500

      Loan payable to an individual dated October 14, 1992,
      bearing interest at 8.00 percent per annum with an
      original maturity date of October 14, 1997. Payment of
      principal and accrued interest were due at maturity. The
      loan is uncollateralized and is convertible at the
      option of the holder at the rate of $0.40 per share for
      a total conversion amount of 125,000 shares of common
      stock.                                                                        50,000      50,000

      Loans payable to individuals dated July 17, 1995 through
      February 25, 1997 bearing interest at 10.00 percent per
      annum and due on demand.The loans are uncollateralized
      and are convertible at the option of the holder at $0.50
      per common share for 106,000 shares of common stock. In
      addition, all holders were granted 602,965 warrants for
      the purchase of common stock at the price of $0.60 per
      share.                                                                        53,000      53,000

      Loan payable to an individual dated December 14, 2001,
      bearing interest at 8.00 percent per annum with a
      maturity date of March 19, 2004. The loan is
      uncollateralized and is convertible at the option of the
      holder at $0.25 per common share for 40,000 shares of
      common stock.                                                                 10,000      10,000

      Loan payable to PNC Bank dated November 2001 bearing
      interest at 7.75% per annum payable in monthly
      installments of $813 with a maturity date of November
      2008 and is guaranteed by the Chairman.                                       40,449      46,438
                                                                                ----------   ---------

      Total                                                                     $1,755,403   $ 521,815

      Less current maturities                                                      172,901     171,937
                                                                                ----------   ---------
      Total long-term debt                                                      $1,582,502   $ 349,878
                                                                                ==========   =========

      The current maturities of long-term debt are:

                           2004                    172,901
                           2005                    311,683
                           2006                  1,253,398
                           2007                      8,767
                           2008 thereafter           8,654
                                                ----------
                                                $1,755,403

(8)   INCOME TAXES

         The components of income tax expense (benefit) are as follows:

                                                      2003       2002
                                                    --------   --------
            Federal:
                Current                             $     --   $     --
                Deferred                                  --         --
                Foreign                                   --         --
                                                    --------   --------
                                                    $     --   $     --
                                                    ========   ========

            State:
                Current                             $     --   $     --
                Deferred                                  --         --
                Benefit from sale of state NOL's          --    121,603
                                                    --------   --------


                                                    $     --   $121,603
                                                    ========   ========

                                                             2003            2002
                                                         -----------     -----------
      Expected tax benefit at 34%                        $ 1,289,000     $   669,000
      State tax benefit before allowance                    (138,395)       (209,000)
      Change in deferred tax valuation allowance          (1,150,605)       (460,000)
      Sale of state net operating loss and research &
        development credit                                        --         121,603
                                                         -----------     -----------
      Income tax benefit                                 $        --     $   121,603
                                                         ===========     ===========

      The tax effect of significant items comprising the Company's deferred tax asset are as follows:

                                                     2003          2002
                                                  ----------    ----------
            Net operating losses carryforwards    $5,509,996    $4,359,391
            Valuation allowance                    5,509,996     4,359,391
                                                  ----------    ----------

            Net deferred tax asset                $       --    $       --
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

      At December 31, 2003, the Company had net operating loss carryforwards
      (NOL) and research and development credits which may be available to offset future Federal and state taxable income, if any and will expire as follows:

                          Net Operating Loss           Research and Development
       Year Expiring         Carryforwards                    Tax Credits
       -------------        -------------                     -----------
                         Federal         State         Federal         State
                       -----------    -----------    -----------    -----------
            2004       $    95,302             --             --             --
            2005            94,557             --             --             --
            2006           402,684             --             --             --
            2007           251,079             --             --             --
            2008           641,341             --             --             --
            2009           887,929      1,690,979         19,646         21,400
            2010           912,453      3,790,000         15,207             --
            2011           981,193             --         15,387             --
            2012         1,263,193             --         12,923             --
            2013         1,337,702             --         20,398             --
            2014           660,000             --         16,100             --
            2015         1,729,498             --         17,701             --
            2016         1,381,244             --         12,795             --
            2017         1,718,872             --         21,400             --
            2018         3,790,000         20,000         20,000
                       -----------    -----------    -----------    -----------
                        16,147,047      5,480,979        171,557         41,400
                       ===========    ===========    ===========    ===========

      The Comp any participates in the State of New Jersey's corporation business tax benefit certificate transfer program (the "Program"), which allows certain high technology and biotechnology companies to transfer unused New Jersey net operating loss carryovers and research and development tax credits to other New Jersey corporation business taxpayers. During 2002, the Company submitted applications to the New Jersey Economic Development Authority (the "EDA") to participate in the Program and the applications were approved. The EDA then issued certificates certifying the Company's eligibility to participate in the Program for these years.

      The program requires that a purchaser pay at least 75% of the amount of the surrendered tax benefit. During 2003 and 2002, the Company sold approximately $0 and $1,448,912 of its New Jersey state net operating loss carryforwards and $0 and $12,660 of its research and development tax credits for $0 and $121,603, respectively and recognized a tax benefit for that amount.

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

                                                                                       Weighted-average
                                                     Exercise                          remaining          Weighted-average
                                                     price per      Share              contractual life   exercise price
                                                     Shares         Options            (years)            per share
                                                     ---------      ---------          ----------------   ----------------
     Balance, December 31, 2001                      .15 -1.00      2,566,080
         Granted                                     .14 -.34       3,769,184
         Cancelled                                         -                 -
         Exercised                                   .14 -.40        (592,893)
                                                                    ----------

     Balance, December 31, 2002                      .14 -1.00      5,742,371
         Granted                                     .14 - .15      1,324,386
         Cancelled                                         -         (835,850)
         Exercised                                   .15
                                                                     (100,000)

     Balance, December 31, 2003                      .14-1.00       6,130,907
                                                                    =========
     Options outstanding and exercisable as of
     December 31, 2003
                                                       .14             18,057                9.50         $ .14
                                                       .15          4,003,454                8.35           .15
                                                       .20            150,000                8.50           .20
                                                       .22             50,000                8.50           .22
                                                       .25             31,000                6.31           .25
                                                       .30             50,000                8.50           .30
                                                       .32            833,500                7.10           .32
                                                       .34            709,000                7.77           .34
                                                       .45             79,300                6.47           .45
                                                       .57             99,996                5.92           .57
                                                       .59             94,600                7.50           .59
                                                      1.00             12,000                6.83          1.00
                                                     --------     -----------                ----         -----
     Balance, December 31, 2003                      .14-1.00       6,130,907                7.64         $0.22
                                                     ========     ===========                ====         =====

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

      At December 31, 2003, warrants to purchase 17,978,999 common shares are outstanding, exercisable as follows:

            Year              Warrants Exercisable        Strike Price
            ----              --------------------        ------------
            2004                   2,040,000              $0.10-$0.50
            2005                   1,118,333              $0.15-$0.25
            2006                   1,812,000              $0.15-$0.30
            2007                   2,881,000              $0.15-$0.50
            2008                   10,127,666             $0.15-$0.30
                                   ----------
                                   17,978,999
                                   ==========

(11)  CONVERTIBLE PREFERRED STOCK

      In June 2001 the Company issued 66,667 shares of Series A 7% three year Convertible Preferred Stock in exchange for financial public relations services. The shares were issued at $0.90 per share and the services were valued at $60,000 and recorded in the financial statements.

      In November 2001 the Company converted 1,111,055 shares of Series A 7% three year Convertible Preferred Stock plus accrued interest of $104,995 at $0.25 per share for a total of 4,419,778 common shares.

      In 2000 the Company sold 1,111,055 shares of Series A and 611,111 shares of Series B 7% three year Convertible Preferred Stock at $0.90 per share. The Series A Preferred Shares are callable by the Company at $1.80 if the market bid price remains over the call level for 20 days. The Series B Preferred Stock proceeds are intended to be used by the Company for the initial operating requirements of WorldWater (Phils) Inc., the Philippine subsidiary wholly owned by WorldWater Corp. Therefore the conversion privilege is either into 10% of WorldWater (Phils) Inc. or into 611,111 shares of WorldWater Corp. common stock.

      The Company will pay 7% dividends annually on both the Series A and Series B Preferred Stock as determined by the Board of Directors based upon the results of operations and the financial condition of the Company. Dividends have been accrued and are shown in accretion on the statement of operations.

(12)  DETACHABLE WARRANTS

      For the years ended December 31, 2003 and 2002, the Company was provided $300,000 and $245,000 of short term loans and $1,775,000 and $500,000 of convertible notes for working capital financing. The Company agreed to issue 497,000 and 285,000 warrants for the short term notes and 7,839,001 and 2,381,000 warrants for the convertible notes representing additional consideration for the loans provided.

      Accordingly, the warrants have been valued at their fair value and the proceeds from the loans have been allocated on a relative fair value basis between the debt and the warrants in accordance with Accounting Principles Board Opinion No. 14 ("APB 14"). For the years ended December 31, 2003 and 2002 this resulted in a discount on the debt and a charge to additional paid in capital of $587,693 and $210,123, respectively. The amount of additional interest recorded during the years ended December 31, 2003 and 2002 was $54,600 and $20,100, respectively.

      Also, for the years ended December 31, 2003 and 2002 the Company provided 300,000 and 425,000 warrants for services. These warrants have been valued at their fair value on the date of issuance and recorded as compensation expense. The amount of additional compensation expense recorded during the years ended December 31, 2003 and 2002 was $30,000 and $46,500, respectively.

(13)  EMPLOYMENT AND CONSULTANT AGREEMENTS

      On January 1, 2002, the Company entered into a five-year employment agreement with the Chief Executive Officer ("CEO"). Compensation under the agreement is $150,000 annual salary, $1,200 per month auto allowance and $1,500 per month to cover rental offices in Hopewell, New Jersey. The CEO agreed to an amendment which provided for an annual salary of $25,200 accruing the difference beginning on July 1st. The CEO has full participation in the Company "fringe benefits" including health coverage and the maintenance of a whole life policy. The benefits continue if employment is terminated without cause or by reason of death or disability to the CEO or his estate for the remaining term of the agreement or a period of 24 months, whichever is longer. Bonus and participation in the Stock Option Plan are based upon the discretion of the compensation committee. In July 2002, the CEO was granted 120,000 stock options vesting in equal installments of 10,000 shares per month, at an exercise price of $0.15, the fair market value at the date of the grant.

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

      The balance of unearned compensation related to these restricted shares as of December 31, 2003 was $105,000. Total compensation expense recognized was $30,000 for the year ended December 31, 2003 and $15,000 for 2002.

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

      The Company has unpaid salaries of $447,880 which have been deferred by the officers as of December 31, 2003, and are included in accrued expenses.

(14)  LEASES

      The Company leases its production, service and administrative premises under a five-year lease agreement expiring June 25, 2007. The lease requires the lessee to pay taxes, maintenance, insurance and certain other operating costs of the leased property. Rent expense for 2003 and 2002 was $66,000.

      The minimum future rental payments under this lease are $231,000 through June 14, 2007.

                      2004              66,000
                      2005              66,000
                      2006              66,000
                      2007              33,000
                                      --------
                                      $231,000
                                      ========

      The Company also leases a sales office in Sacramento, California under a one year lease agreement expiring August 15, 2004. Rent expense for this office in 2003 was $7,200.

(15)  RISKS AND UNCERTAINTIES

      The Company markets its products to developing nations. The ability of these customers to order and pay for the Company's products and services is dependent on a variety of factors including government approval, adequate funding and vigorous testing procedures.

      Foreign sales, mostly Philippines, were $35,817 in 2003 and $89,255 in 2002, all the rest were domestic.

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

(18)  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                       2003          2002
                                                     ---------    ---------
               Cash paid during the year for:

                        Interest                     $  51,800    $   6,673
                                                     =========    =========
      Benefit for sale of NJ net operating losses    $       0    $(121,603)
                                                     =========    =========

      Supplemental schedule of non-cash investing and finance activities:

      In July of 2003, $60,000 of a convertible loan was converted into 500,000 shares at $0.12 per share (the original conversion price).

      For the year ended December 31, 2003 the Company recorded $38,000 for accretion of preferred stock dividends.

(19)  SUBSEQUENT EVENTS

      In January of 2004, $440,000, the balance of a $0.12 per share convertible loan, was converted into 3,666,666 common stock shares at the original conversion price. The interest on the loan was paid to the investor in cash.

      During the first quarter 2004 the Company issued three year convertible notes totaling $1,180,000 to institutional and accredited individual investors. The notes bear interest at 10% per annum payable semi-annually commencing July 2004. Interest is payable in cash or in shares of common stock at the election of the holder. The notes are convertible into an aggregate of 7,866,667 shares of common stock at $0.15 per share. The notes are convertible at the option of the holder, anytime after purchase. As a result of this issuance beneficial conversion interest of $399,667 will be recorded in the first quarter of 2004. Warrants to purchase an aggregate of 5,270,667 shares of common stock at an exercise price of $0.30 per share were issued with the convertible notes valued at $553,420.

      During the first quarter of 2004 the Company sold 1,000,000 restricted common stock shares through a private placement at $0.15 per share to an accredited investor totaling $150,000. Warrants to purchase an aggregate of 670,000 shares of common stock at an exercise price of $0.20 per share were issued with the stock purchase and are valued at $80,400.

      During the first quarter of 2004 the Company issued 525,000 warrants to purchase common stock at $0.15 per share to shareholders as consideration for extension of loans totaling $150,000 originally payable in December 2003. The warrant issuance will result in $58,000 of recorded interest expense in the first quarter of 2004. Also, as consideration for loans totaling $70,000 common stock shares in the amount of 375,000 were issued and will be recorded as $55,500 of compensation expense in the first quarter of 2004. The loans were paid in April of 2004.

      In March of 2004 the Company issued 150,000 common stock shares to a Swiss investor relations firm, $25,500 of compensation expense will be recorded.

      Also in March of 2004, an employee exercised 33,333 stock options exercisable at $0.15 per share totaling $5,000.

      During the first quarter of 2004 a warrant in the amount of 100,000 shares exercisable at $0.15 per share was exercised for a total of $15,000.

      On April 1, 2004 the Company entered into a Securities Purchase Agreement with SBI Brightline VIII LLC ("Purchaser"). Subject to the terms of the Agreement the Company may issue and sell to the Purchaser and the Purchaser shall purchase from the Company up to 17,000,000 shares of common stock in three tranches with warrant consideration as defined below:

                             NUMBER OF TRANCHE SHARES           NUMBER OF TRANCHE WARRANTS         TRANCHE PURCHASE PRICE PER
        TRANCHE NO.            INCLUDED IN TRANCHE                 INCLUDED IN TRANCHE            TRANCHE SHARE (U.S. DOLLARS)
        -----------            -------------------                 -------------------            ----------------------------
             1                      7,000,000                           2,100,000                            $0.17
             2                      5,000,000                           1,500,000                            $0.22
             3                      5,000,000                           1,500,000                            $0.27

      The Company may elect to sell Tranche Shares of any Tranche to the Purchaser at any time commencing on the date on which the Registration Statement of the Company covering the resale of the Shares is declared effective. The Company plans to file this Registration Statement in May 2004.

      In April of 2004 the Company entered into a Term Loan with HIT Credit Union and Hong Kong League Central Credit Union ("Lenders") and SBI Advisors, LLC as agent for the Lenders for $800,000. The Term Loan shall be repaid as follows: $400,000 of the principal amount will be due and payable within three days after receipt by the Borrower of the proceeds from the $0.17 Tranche (as per the SBI Agreement defined above) and all remaining unpaid principal and accrued interest on the Term Loan shall be payable six months from the closing date which would be October 2004. The Term Loan bears interest at 18% per annum. SBI Advisors, LLC received a five year warrants to purchase 400,000 common stock shares exercisable at $0.30 as placement agents for this transaction, $108,000 of compensation expense will be recorded in the first quarter of 2004. These warrants also have registration rights which the Company will include in the Registration Statement as mentioned above.

      The above transactions did not involve a public offering and therefore were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Act").

EXHIBIT INDEX

      31.1        Certification by the Chief Executive Officer Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2        Certification by the Chief Financial Officer Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1 Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

      32.2 Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***