Form 10QSB
period 2004-03-31
WORLDWATER CORP
filed 2004-05-17
CIK 811271

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                 FORM 10-QSB



                 [x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

                             Yes X          No ____

  As of the close of business on May 13, 2004 there were 59,332,551 shares of the Registrant's Common Stock, $.001 par value, outstanding.

WORLDWATER  CORP.


QUARTERLY  REPORT  ON  FORM  10-QSB



PART  I.          FINANCIAL  INFORMATION
                                                                      Page  No.
                                                                      ---------

Item  1.   Condensed  Consolidated  Financial  Statements                 3
           Condensed Consolidated Balance Sheets as of March 31, 2004 (Unaudited)

           Condensed  Consolidated  Statements  of                        4
           Operations (Unaudited) for the three months ended March 31, 2004 and 2003

           Condensed  Consolidated  Statements  of  Cash                  5
           Flows  (Unaudited)  for  the three  months  ended
           March  31,  2004  and  2003

           Condensed  Consolidated  Statements  of  Stockholders'         6
           Deficiency (Unaudited) for the period January 1, 2004 through March 31, 2004.

           Notes  to  the  Condensed  Consolidated                      7 - 17
           Financial  Statements  (Unaudited)

Item  2.   Management's  Discussion  and  Analysis  of                 18 - 22
           Financial  Condition  and  Results  of  Operations

Item  3    Controls  and  Procedures                                     23


PART  II.     OTHER  INFORMATION

Item  6    Exhibits  and  Reports  on  Form  8-K                         24

                        WORLDWATER CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2004
                                   (unaudited)

       Assets                                                                 3/31/04

Current Assets:
    Cash and cash equivalents                                             $    263,627
    Accounts receivable, net of allowance for doubtful
        accounts of $8,540                                                     720,534
    Deferred contract costs                                                     84,992
    Advances to employees                                                       16,800
    Prepaid expenses                                                            15,457
                                                                          ------------
       Total Current Assets                                                  1,101,410
    Equipment and leasehold improvements, Net                                   56,517
    Deposits                                                                     9,040
                                                                          ------------
       Total Assets                                                       $  1,166,967
                                                                          ============

       Liabilities and Stockholders' (Deficiency)

Current Liabilities:
    Notes payable                                                         $    152,000
    Notes payable, related parties                                             176,319
    Current maturities of long-term debt                                       162,896
    Customer deposits payable                                                   69,671
    Accounts payable and accrued expenses                                    2,237,925
                                                                          ------------
       Total Current Liabilities                                             2,798,811
    Long-term debt                                                           1,996,086
    Note payable, related party                                                 84,781
                                                                          ------------
       Total Liabilities                                                     4,879,678
                                                                          ------------

Commitments and contingencies                                                        -

Stockholders' (Deficiency):
    Preferred  Stock Convertible,$.01 par value;  authorized                         7%
       10,000,000; issued and outstanding at September 30, 2003:
          Series A  66,667 shares, liquidation preference $60,000                  667
          Series B  611,111 shares liquidation preference $550,000               6,111
    Common stock, $.001 par value; authorized 135,000,000;
       issued and outstanding 57,831,719 shares (1,000,000 restricted)          57,832
    Additional paid-in capital                                              17,569,720
    Deferred compensation                                                      (97,500)
    Accumulated other comprehensive expense                                        588
    Accumulated deficit                                                    (21,250,129)
                                                                          ------------
       Total Stockholders' (Deficiency)                                     (3,712,711)
                                                                          ------------
       Total Liabilities and Stockholders' (Deficiency)                   $  1,166,967
                                                                          ============

The Notes to Consolidated Financial Statements are an integral part of these statements.

                        WORLDWATER CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               For the three months ended March 31, 2004 and 2003
                                   (unaudited)


                                                                  2004            2003
                                                                  ----            ----
Revenue:
    Equipment sales                                          $    675,380     $  1,066,900
    Grant revenue                                                 105,466           31,445
                                                             ------------     ------------
        Total                                                     780,846        1,098,345
                                                             ------------     ------------
Cost of goods sold:
    Cost of equipment sales                                       643,854          717,158
    Cost of grant revenue                                          81,777           24,065
                                                             ------------     ------------
                                                                  725,631          741,223
                                                             ------------     ------------
Gross Profit                                                       55,215          357,122
                                                             ------------     ------------
Operating Expenses:
    Research and development expense                               38,069           87,679
    Marketing, general and administrative expenses                830,138          727,140
                                                             ------------     ------------
        Total Expenses                                            868,207          814,819
                                                             ------------     ------------
Loss from Operations                                             (812,992)        (457,697)
                                                             ------------     ------------
Other Expense (Income)
    Interest expense (income), net                                854,228           39,186
                                                             ------------     ------------
        Total Other Expense (Income), Net                         854,228           39,186
                                                             ------------     ------------
Net loss                                                       (1,667,220)        (496,883)

  Accretion of preferred stock dividends                           (9,625)          (9,625)
                                                             ------------     ------------

Net Loss Applicable to Common Shareholders                   $ (1,676,845)    $   (506,508)
                                                             ============     ============

Net loss applicable per Common Share (basic and diluted):    $      (0.03)    $      (0.01)
                                                             ============     ============


Shares used in Per Share Calculation (basic and diluted):
     Weighted Average Outstanding                              55,715,877       50,365,052
                                                             ============     ============

The Notes to Consolidated Financial Statements are an integral part of these statements.

                        WORLDWATER CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      For the three months ended March 31,
                                   (unaudited)

                                                                              2004             2003
                                                                              ----             ----
Cash Flows from Operating Activities:
    Net loss                                                              $(1,667,220)    $  (496,883)
    Adjustments to reconcile net loss to
       net cash used in operating activities:
           Amortization of interest expense                                   272,812          17,590
           Depreciation                                                         8,702           7,989
           Beneficial conversion of convertible notes                         427,167               -
           Issuance of warrants for services                                   46,000               -
           Issuance of stock for service                                       81,000               -
           Amortization of deferred compensation                                7,500           7,500
           Changes in assets and liabilities:
               Accounts receivable                                           (671,433)       (466,670)
               Inventory                                                            -         (11,801)
               Deferred contract costs                                        (76,120)        581,963
               Prepaid expenses                                                (2,307)          3,476
               Customer deposits payable                                      (64,845)       (243,172)
               Due to bank                                                                      3,828
               Accounts payable and other accrued expenses                    522,772         210,483
                                                                          -----------     ------------
                   Net Cash (Used in) Operating Activities                 (1,115,972)       (385,697)
                                                                          -----------     ------------

Cash Flows from Investing Activities:
    Purchase of equipment and leasehold improvements                                -          (2,100)
    Deposits                                                                        -         (16,257)
                                                                          -----------     ------------
                   Net Cash Provided by (Used in) Investing Activities              -         (18,357)
                                                                          -----------     ------------

Cash Flows from Financing Activities:
    Proceeds from issuance of long-term debt                                1,258,750         205,696
    Proceeds from exercise of stock options and warrants                       20,000               -
    Payments on long-term debt                                                (11,796)         (1,550)
    Proceeds from issuance of notes payable                                    88,616         350,000
    Payments on notes payable                                                (235,000)       (285,500)
    Proceeds from issuance of common stock                                    150,000               -
                                                                          -----------     ------------
                   Net Cash Provided by Financing Activities                1,270,570         268,646
                                                                          -----------     ------------

Net effect of currency translation  on cash                                    49,984          (2,400)
Net Increase (Decrease) in Cash                                               204,582        (137,808)
Cash and cash equivalents at beginning of year                                 59,045         140,574
                                                                          -----------     ------------

Cash and cash  equivalents  at End of First  Quarter                      $   263,627     $     2,766
                                                                          ===========     ===========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                        WORLDWATER CORP. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                      For the period ended March 31, 2004
                                   (unaudited)

                                                                                       Additional    Additional
                                                                                        Paid-In       Paid-In
                                          Common Stock             Preferred Stock      Capital       Capital
                                       Shares      Par Value     Shares    Par Value   (Common)     (Preferred)
                                     -----------  ----------  ---------  ----------  ----------- ------------
Balance, December 31, 2003            52,506,720     $52,507     677,778  $   6,778  $15,146,564   $  580,389

Preferred stock
   - Accretion of dividends                    -           -          -           -            -        9,625
Amortization of deferred compensation
     and restricted stock                      -           -          -           -            -            -
Warrants granted for financing                 -           -          -           -      674,300            -
Warrants granted for commission on             -           -          -           -       46,000            -
     Financing
Beneficial conversion feature of               -           -          -           -      427,167            -
     convertible notes
Conversion of convertible notes        3,666,666       3,667          -           -      436,333            -
Issuance of common stock for cash      1,000,000       1,000          -           -      149,000            -
Issuance of common stock for             100,000         100          -           -       14,900            -
     Warrants exercised
Stock granted for services               525,000         525          -           -       80,475            -
Exercise of stock options                 33,333          33          -           -        4,967            -
Comprehensive loss:
  Net loss                                     -           -          -           -            -            -
Other comprehensive expense -
  Currency translation adjustment              -           -          -           -            -            -
Total comprehensive loss                       -           -          -           -            -            -
                                     -----------  ----------  ---------  ----------  ----------- ------------

Balance, March 31, 2004               57,831,719    $ 57,832    677,778  $    6,778  $16,979,706  $   590,014
                                     ===========  ==========  =========  ========== ===========  ============

                                                                           Accumulated
                                                                               Other
                                        Deferred      Accumulated          Comprehensive
                                      Compensation      Deficit            Income (Loss)         Total
                                      -----------    -------------       -------------      -------------
Balance, December 31, 2003              ($105,000)   ($19,573,284)           ($49,396)       ($3,941,442)

Preferred stock
   - Accretion of dividends                     -          (9,625)                  -                 -
Amortization of deferred compensation
     and restricted stock                   7,500               -                   -             7,500
Warrants granted for financing                  -               -                   -           674,300
Warrants granted for commission on              -               -                   -            46,000
     Financing
Beneficial conversion feature of                -               -                   -           427,167
     convertible notes
Conversion of convertible notes                 -               -                   -           440,000
Issuance of common stock for cash               -               -                   -           150,000
Issuance of common stock for                    -               -                   -            15,000
     Warrants exercised
Stock granted for services                      -               -                   -            81,000
Exercise of stock options                       -               -                   -             5,000
Comprehensive loss:
  Net loss                                      -       1,667,220                    -        1,667,220
Other comprehensive expense -
  Currency translation adjustment               -               -               49,984           49,984
                                                                                             -----------
Total comprehensive loss                        -               -                    -        1,617,236
                                      -----------    -------------       -------------      -------------
Balance, March 31, 2004                 ($97,500)    ($21,250,129)                $588      ($3,712,711)
                                      ===========    =============       =============      ==============

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

The company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans because the exercise price of employee stock options equals the market prices of the underlying stock on the date of grant. Had compensation cost been determined based on the fair value at the grant date for awards in the three months ended March 31, 2004 and 2003, respectively, consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below.


                                                Three months ended March 31,
                                                 2004                   2003
                                                 ----                   ----

Net loss, as reported -                     $ (1,676,845)           $  (506,508)
Add:  Stock based employee compensation
         expense included in net loss, net
         of related tax effects                    7,500                  7,500
Deduct:  Total stock based employee
         compensation expense determined
         under fair value based method
         for all awards, net of related
         tax effects                                  (0)                    (0)
                                            ------------            ------------
Pro forma net loss                          $ (1,669,345)           $  (499,008)

Earnings per share:
         Basic-as reported                  $     (0.03)            $    (0.01)
         Basic-pro forma                    $     (0.03)            $    (0.01)

         Diluted-as reported                $     (0.03)            $    (0.01)
         Diluted-pro forma                  $     (0.03)            $    (0.01)

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

Advertising costs are expensed as incurred. Such expense for the periods ended March 31, 2004 and 2003 was $14,013 and $14,825, respectively.


3.       EQUIPMENT AND LEASEHOLD IMPROVEMENTS

         Equipment and leasehold improvements consist of the following at March 31, 2004:

                                                                       2004
                                                                       ----
         Computers                                                 $   40,278
         Office furniture and equipment                               106,158
                        Test and assembly fixtures 34,140
         Vehicles                                                      99,956
         Leasehold improvements                                         8,123
                                                                   ----------
                                                                      288,655
         Less:  Accumulated depreciation                              232,138
                                                                   ----------
         Equipment and leasehold improvements, net                 $   56,517
                                                                   ==========

4.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses consist of the following at March 31, 2004:

                                                                   2004
                                                                   ----
                Accounts payable                                $1,190,160
                Accrued interest                                   320,862
                Accrued salaries - officers                        444,734
                Accrued sales commissions                           79,455
                Accrued financing commission                        76,350
                Accrued payroll taxes                               37,807
                Accrued warranty reserve                            27,206
                Accrued consulting                                  25,000
                Other accrued expenses                              36,351
                                                                ----------
                                                                $2,237,925
                                                                ==========

5.       LONG-TERM DEBT

         Long-term debt consist of the following at March 31, 2004:

         Uncollateralized loans payable to a Funds and qualified             $  681,236
         individual investors dated January 14 through March
         31, 2004, face value of $1,262,550 bears interest at
         10.00 percent per annum with, using the original issue
         discount the effective interest rate ranges from 19 - 30%
         per annum with three year maturity dates.  Beneficial
         conversion interest of $427,167 was recorded as a result
         of the conversion feature of the instrument.  Payments of
         interest are due semi-annually beginning July 14, 2004.
         The loans are convertible at the option of the holder at $0.15 per common share for a total of 8,417,000 shares.

         Uncollateralized loans payable to a Funds and qualified              1,284,381
         individual investors dated January 30 through December
         15, 2003, face value of $1,675,000 bears interest at
         10.00 percent per annum with, using the original issue
         discount the effective interest rate ranges from 19 - 30%
         per annum with three year maturity dates.  Beneficial
         conversion interest of $205,333 was recorded as a result
         of the conversion feature of the instrument.  Payments of
         interest are due semi-annually beginning July 30, 2003.
         The loans are convertible at the option of the holder at $0.15 per common share for a total of 11,166,667 shares.

         Loans payable to individuals, with no stated interest rate               52,500
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


5.       LONG-TERM DEBT (continued)

         Loan payable to PNC Bank dated November 2001
         bearing interest at 7.75% per annum payable in monthly
         installments of $813 with a maturity date of November
         2008 and is guaranteed by the Chairman.                                   37,865
                                                                              -----------
         Total                                                                 $2,158,982

         Less current maturities                                                  162,896
                                                                              -----------
         Total long-term debt                                                  $1,996,086
                                                                              ===========

6.       RELATED PARTY TRANSACTIONS

         Amounts payable to employees, directors and their immediate relatives:

                                    Current                   $176,319

                                    Long-term                 $ 84,781

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

         The balance of unearned compensation related to these restricted shares as of March 31, 2004 was $97,500. Total compensation expense recognized during the first quarter 2004 for the restricted shares granted was $7,500.


8.       DETACHABLE WARRANTS

         For the first  quarter  ended March 31, 2004,  the Company was provided
         $1,262,550 of convertible notes for working capital financing. The Company agreed to issue 5,638,667 warrants for the convertible notes representing additional consideration for the loans provided.

         Accordingly, the warrants have been valued at their fair value and the proceeds from the loans have been allocated on a relative fair value basis between the debt and the warrants in accordance with Accounting Principles Board Opinion No. 14 ("APB 14"). This has resulted in a discount on the debt and a charge to additional paid in capital of $593,900 for the period ended March 31, 2004. The amount of additional interest recorded on these warrants during the quarter ended March 31, 2004 was $13,909.

9.       ISSUANCE OF WARRANTS AND STOCK FOR SERVICES

         For the quarter ended March 31, 2004 the Company issued 525,000 warrants to purchase common stock at $0.15 per share to shareholders as consideration for extension of loans totaling $150,000 originally payable in December 2003. The warrant issuance resulted in $46,000 of recorded interest expense in the first quarter of 2004. Also, as consideration for loans totaling $70,000 common stock shares in the amount of 375,000 were issued and has been recorded as $55,500 of compensation expense. The loans were paid in April of 2004.

         During the first quarter of 2004 the Company sold 1,000,000 restricted common stock shares through a private placement at $0.15 per share to an accredited investor totaling $150,000. Warrants to purchase an aggregate of 670,000 shares of common stock at an exercise price of $0.20 per share were issued with the stock purchase and are valued at $80,400.

         In March of 2004 the Company issued 150,000 common stock shares to a Swiss investor relations firm, $25,500 of compensation expense was recorded.

         Also in March of 2004, an employee exercised 33,333 stock options exercisable at $0.15 per share totaling $5,000.

         During the first quarter of 2004 a warrant in the amount of 100,000 shares exercisable at $0.15 per share was exercised for a total of $15,000.


10.      CONVERTIBLE DEBT

         In January of 2004, $440,000, the balance of a $0.12 per share convertible loan, was converted into 3,666,666 common stock shares at the original conversion price. The interest on the loan was paid to the investor in cash.

         In March of 2004, a $10,000 convertible note was paid in cash. The note accrued interest at 8% per annum, a total of $1,896 of interest was also paid in cash.

         During the first quarter 2004 the Company issued three year convertible notes totaling $1,262,550 to institutional and accredited individual investors. The notes bear interest at 10% per annum payable semi-annually commencing July 2004. Interest is payable in cash or in shares of common stock at the election of the holder. The notes are convertible into an aggregate of 8,417,000 shares of common stock at $0.15 per share. The notes are convertible at the option of the holder, anytime after purchase. As a result of this issuance beneficial conversion interest of $427,667 was recorded in the first quarter of 2004. Warrants to purchase an aggregate of 5,638,667 shares of common stock at an exercise price of $0.30 per share were issued with the convertible notes valued at $593,900.

11.      SIGNIFICANT RISKS AND UNCERTAINTIES

         Concentration on Cash Balance

         The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

         Major Customers

         The Company had one major customer that accounted for 86% of total sales during the period ended March 31, 2004, and 94% of accounts receivable as of March 31, 2004.


12.      SUBSEQUENT EVENTS

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

         In April of 2004 the Company entered into a Term Loan with HIT Credit Union and Hong Kong League Central Credit Union ("Lenders") and SBI Advisors, LLC as agent for the Lenders for $800,000. The Term Loan shall be repaid as follows: $400,000 of the principal amount will be due and payable within three days after receipt by the Borrower of the proceeds from the $0.17 Tranche (as per the SBI Agreement defined above) and all remaining unpaid principal and accrued interest on the Term Loan shall be payable six months from the closing date which would be October 2004. The Term Loan bears interest at 18% per annum. SBI Advisors, LLC received a five year warrants to purchase 400,000 common stock shares exercisable at $0.30 as placement agents for this transaction, $108,000 of compensation expense will be recorded in the second quarter of 2004. These warrants also have registration rights which the Company will include in the Registration Statement as mentioned above.

         The above  transaction  did not involve a public offering and therefore
         were  exempt  from  registration   pursuant  to  Section  4(2)  of  the
         Securities Act of 1933, as amended (the "Act").

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


RESULTS  OF  OPERATIONS

For the three months ended March 31, 2004 net revenues decreased to $780,846 as compared to $1,098,345 for the same period of 2003. Equipment sales and grant revenue for the period ended March 31, 2004 were $675,380 and $105,466 as compared to $1,066,900 and $31,445 for the period ended March 31, 2003. Equipment sales decreased by $391,520 or 37% as compared to the previous year and grant revenue increased by $74,021 or 235%.

In the first quarter of 2003, WorldWater installed its first solar refrigeration system, which drives a 350 hp solar-powered compressor pump, at a food processing facility near Bakersfield, CA - in the amount of $913,749 in revenue. During the fourth quarter of 2003, WorldWater participated in the successful bid for the largest PV installation on a U.S. community college campus at Cerro Coso Community College, Ridgecrest, CA. The Company is the exclusive PV systems supplier for the one-megawatt system with a total purchase order of $4.1 million. During the first quarter of 2004, the Company began supplying PV equipment to Contra Costa Electric the prime contractor to Cerro Coso Community College for the one mega-watt project scheduled for completion in June of 2004. The amount of revenue recorded for this project during the first quarter was $675,380 of which all was subsequently collected.

The Company also entered the New Jersey agricultural market in 2003. The New Jersey Board of Public Utilities (BPU) has authorized a comprehensive range of incentives. The Company was awarded a renewable energy economic development grant through the BPU in the amount of $300,234. During the first quarter of 2004, the Company recognized $105,466 of grant revenue related to this award of which all was subsequently collected.

With the current orders and additional anticipated contracts, the Company anticipates being able to cover its fixed and variable marketing and general and administrative expenses by the fourth quarter of 2004. Until that time, the Company will continue to source private funding of equity and debt (See Subsequent Events Note).

Cost of Sales and Gross Profit

Cost of sales for the quarter ended March 31, 2004 and 2003 were $725,631 and $741,223, respectively. Cost of sales for equipment decreased $73,304 to $643,854 on a 37% decrease in equipment sales. Costs associated with grant revenue increased $57,712 on an increase of revenue of approximately 235%.

Gross profit for the quarter ended March 31, 2004 and 2003 was $55,215 and $357,122, respectively. Gross profit on equipment sales for the first quarter was $31,526 or 5% as compared to $349,742 or 33% from the previous year. The lower profit margin experienced in the first quarter of 2004 is attributed to the company participating as a PV systems supplier as compared to supplying and installing the system as was the case during the first quarter of 2003.

Marketing, General and Administrative

Marketing, general and administrative expenses were $830,138 for the quarter ended March 31, 2004 as compared to $727,140 in 2003, an increase of 15%. This increase is primarily attributable to an increase in sales efforts and staffing necessary to capture the newly developed domestic market. We are gradually increasing our current staffing levels, but have found it necessary to hire consultants from time to time, therefore increasing this expense as compared to the same period in 2003. Assuming that the domestic business continues to grow, it will be necessary to recruit additional staff to implement the contracts.

Research and Development

Research and development expenses were $38,069 for the quarter ended March 31, 2004 compared to $87,679 in 2003. During the first quarter of 2004 the Company allocated $20,000 of its research and development resources toward the State of New Jersey's renewable energy economic development grant.

Loss from Operations

Operating loss for the quarter ended March 31, 2004 was $812,992 as compared to $457,697 from the previous year.

Income Taxes

The Company recognized no income tax (benefit) expense for the first quarter of 2004 to date.

The Company participates in the State of New Jersey's corporation business tax benefit certificate transfer program (the "Program"), which allows certain high technology and biotechnology companies to transfer unused New Jersey net operating loss carryovers and research and development tax credits to other New Jersey corporation business taxpayers. During 2004, the Company intends to submit applications to the New Jersey Economic Development Authority (the "EDA") to participate in the Program again for tax losses incurred in 2002 and 2003. Upon approval the EDA issues certificates certifying the Company's eligibility to participate in the Program for these years.

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


Liquidity and Capital Resources

The net increase in cash from all activities during the first quarter of 2004 was $204,582 as compared to a decrease of $137,808 in 2003. The cash used in operating activities was $1,119,722 compared to $385,697 in 2003. The primary increase for use of cash for operating activities is attributable to the increase in domestic sales efforts as the company takes an aggressive approach in capturing this market opportunity. The cash used in investing activities was $0 as compared to $18,357 in 2003.

The cash provided by financing activities during the first quarter of 2004 was $1,274,320 as compared to $268,646 in 2003. The company continued to finance its operations through the sale of stock and convertible debentures. During the first quarter of 2004, the Company issued three year convertible notes totaling $1,262,550 to institutional and accredited investors. The notes bear interest at 10% per annum payable semi-annually. Interest is payable in cash or in stock at the election of the holder. The notes are convertible into an aggregate of 8,417,000 shares of common stock at $0.15 per share. The notes are convertible at the option of the holder, anytime after purchase. As a result of this issuance beneficial conversion interest of $427,667 was recorded in the first quarter of 2004. Warrants to purchase an aggregate of 5,638,667 shares of common stock at an exercise price of $0.30 per share were issued with the convertible notes valued at $593,900.

At March 31, 2004, the Company had a working capital deficiency of $1,697,401 and a stockholders' deficiency of $3,712,711. It has experienced continuing negative cash flows from operations, which have resulted in the inability to pay certain existing liabilities in a timely manner. The Company has financed operations, which historically have mainly focused on research and development, through private funding of equity and debt.

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

SALE  OF  RESTRICTED  SECURITIES  DURING  THE FIRST QUARTER  2004

During the first quarter 2004 the Company issued three year convertible notes totaling $1,262,550 to institutional and accredited individual investors. The notes bear interest at 10% per annum payable semi-annually commencing July 2004. Interest is payable in cash or in shares of common stock at the election of the holder. The notes are convertible into an aggregate of 8,417,000 shares of common stock at $0.15 per share. The notes are convertible at the option of the holder, anytime after purchase. As a result of this issuance beneficial conversion interest of $427,667 was recorded in the first quarter of 2004.
Warrants to purchase an aggregate of 5,638,667 shares of common stock at an exercise price of $0.30 per share were issued with the convertible notes valued at $593,900.

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

In April of 2004 the Company entered into a Term Loan with HIT Credit Union and Hong Kong League Central Credit Union ("Lenders") and SBI Advisors, LLC as agent for the Lenders for $800,000. The Term Loan shall be repaid as follows: $400,000 of the principal amount will be due and payable within three days after receipt by the Borrower of the proceeds from the $0.17 Tranche (as per the SBI Agreement defined above) and all remaining unpaid principal and accrued interest on the Term Loan shall be payable six months from the closing date which would be October 2004. The Term Loan bears interest at 18% per annum. SBI Advisors, LLC received a five year warrants to purchase 400,000 common stock shares exercisable at $0.30 as placement agents for this transaction, $108,000 of compensation expense will be recorded in the second quarter of 2004. These warrants also have registration rights which the Company will include in the Registration Statement as mentioned above.

The above transaction did not involve a public offering and therefore were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Act").

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

ITEM  6  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits


31.1 Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.



31.2 Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b)     Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereby duly authorized.

DATE:   May 13,  2004                                WORLDWATER  CORP.



By:     /s/Quentin  T.  Kelly               By:     /s/Terri  Lyn  Harris
        ----------------------                     ----------------------
         Quentin  T.  Kelly                          Terri  Lyn  Harris
         Chairman  &  CEO                            Chief  Financial  Officer