Form 10KSB/A
period 2003-12-31
WORLDWATER CORP
filed 2004-06-15
CIK 811271

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X] No |_|

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

                       DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Proxy Statement for its 2004 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

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

By employing the hybrid AquaMax(TM) irrigation system, which can operate motors up to 600 horsepower by sunshine alone or in combination with existing electric grid or diesel, a farmer can irrigate his land at little or no additional cost over what is paid currently for irrigation powered by grid electricity. This occurs because when the farmer is not irrigating, the sun is still developing electricity through WorldWater's system and the power is returned to the electrical utility for storage for credit and later use or for direct utility bill credit (depending upon the state). This process is called net metering and is already in operation in New Jersey and California as well as more than a dozen other states. By automatically switching between solar and the other power sources, the AquaMax(TM) enables the farmer to protect against a loss of irrigation water (even during daylight power shortages or blackouts) and can operate during day or night hours. Our systems typically are financed through a capital lease that requires fixed monthly payments for a term of between five and seven years, with a residual payment due at the end of the term. Once payment of the capital lease is completed, our systems generate energy at no additional cost to the user, other than any required maintenance expenses.

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

(a) Major Customers and Export Sales

The Company offers a wide range of water resource services driven by its solar-powered pumping systems for worldwide application for irrigation, refrigeration and water utility pumping systems. The initial focus in the United States has been California and New Jersey because of energy shortages, high energy costs and rebates available to customers from the local utilities, along with tax credits from federal and state governments. The Company is looking to broaden our focus to other states to increase revenues as well as to continue to submit proposals to various foreign governments (particularly, the Philippines and Iraq) in need of solving critical water supply and energy problems using the company's high-powered solar technology. At this point in time the Company is dependent on solar-powered pumping systems sales, and research and development grant revenue, but is not dependent on any of its customers.

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

WorldWater participated as the exclusive PV systems supplier in the successful bid for the largest PV installation on a U.S. community college campus at Cerro Coso Community College, Ridgecrest, CA. During the first and second quarters of 2004 the Company supplied a one-megawatt system totaling $4.1 million. The prime contractor, Contra Costa Electric of Bakersfield, CA, is scheduled to complete, including testing and interconnection of the $8.9 million construction project in the third quarter 2004.

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

(h) Patents

WorldWater has obtained patents and continuations-in-part for its newly developed electronics systems and has filed for protections of our patents in the Philippines. Thomas McNulty, Sr., Dr. Anand Rangarajan, and Douglas Williams of WorldWater and Quentin T. Kelly, Chairman and CEO, together with Princeton University engineers have been issued patents, all of which are assigned to WorldWater. The Company holds patents on the electronic board controller (AquaDrive(TM)) of the AquaMax(TM) system and on the Solar Thermal Powered Water Pump. In 2003 the Company was issued another patent on an electronic board that allows, in case of the interruption of service in an A/C grid power system, the automatic transfer to Solar Power systems for uninterrupted operation of motors and other power loads. The following table describes the status of our patent applications.

                               DOMESTIC /
PATENT TITLE                   INTERNATIONAL          PATENT FILE NO.   STATUS        EXPIRATION
------------                   -------------          ---------------   ------        ----------
Solar Thermal Powered
Water Pump                     Domestic               U.S. 5,163,821   Approved       December 17, 2012

Switchable Multiple Source
Power Supply                   Domestic                 US 6,583,522   Approved       June 24, 2023

Bias controlled DC to AC
converter and systems          Domestic                 US 6,275,403   Approved       August 14, 2021

Bias controlled DC to AC       International
converter and systems          Phillipines           US 6,275,403 B1   Pending

Hybrid AC/DC                   Domestic        US -2004 - 0095091-A1   Pending

Low Water Cutoff               Domestic                                In Process

Smart Card Water System        International                           In Process

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

                                    PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Price Range of Common Stock.

WorldWater Corp.'s common stock is traded on the OTC Electronic Bulletin Board and is listed under the stock symbol "WWAT.OB". High and low bid quotations are listed below:

                                            For the year ended December 31, 2003
                                            ------------------------------------
                                                    HIGH        LOW
                                                    ----        ---
First Quarter...............................        $0.19      $0.09
Second Quarter..............................        $0.21      $0.13
Third Quarter...............................        $0.26      $0.12
Fourth Quarter..............................        $0.20      $0.09

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

The sales of securities described in this section were made to "accredited investors" as defined in Rule 501 of Regulation D. These transactions did not involve a public offering and therefore are exempt from registration pursuant to the Act.

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

WorldWater participated in the successful bid for the largest PV installation on a U.S. community college campus at Cerro Coso Community College, Ridgecrest, CA. During the first and second quarters of 2004 the Company supplied a one-megawatt system totaling $4.1 million. The prime contractor, Contra Costa Electric of Bakersfield, CA, is scheduled to complete, including testing and interconnection, the $8.9 million construction project in the third quarter 2004.

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

COST OF SALES AND GROSS PROFIT

Cost of sales for the years ended 2003 and 2002 were $960,645 and $531,188, respectively. Cost of sales for equipment increased $420,326 to $841,126 or 100% on a 195% increase in equipment sales. Costs associated with grant revenue increased $9,131 on a decrease of revenue of approximately 47%. At this point in time the Company is dependent on solar-powered pumping system sales, and research and development grant revenue, each with gross profit margins specific to the model of the system sold or grant obtained.

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

WorldWater participated in the successful bid for the largest PV installation on a U.S. community college campus at Cerro Coso Community College, Ridgecrest, CA. During the first and second quarters of 2004 the Company supplied a one-megawatt system totaling $4.1 million. The prime contractor, Contra Costa Electric of Bakersfield, CA, is schedule to complete, including testing and interconnection, the $8.9 million construction project in the third quarter 2004.

The Company expects to continue to incur losses until such time as it gains greater market acceptance of our new technology at selling prices and volumes which provide adequate gross profit to cover operating costs and generate positive cash flow. Working capital requirements will depend upon numerous factors, including the level of resources devoted to the scale-up of installation activities, and increased sales and marketing. Management has developed a financial plan to address working capital deficiency and to increase the cash provided by financing activities. Since early 2000, this has included the issuance of preferred stock, restricted stock and convertible debentures. The financial plan has resulted in sufficient funding for operations to date and is anticipated to adequately fund operating deficits expected to be incurred in 2004.

As part of the financial plan on April 1, 2004 the Company entered into a Securities Purchase Agreement ("SPA") with SBI Brightline VIII LLC ("Purchaser"). Subject to the terms of the SPA the Company may issue and sell to the Purchaser and Purchaser shall purchase from the Company up to 17,000,000 shares of common stock in three tranches with warrant consideration as defined below:

              NUMBER OF TRANCHE       NUMBER OF TRANCHE            TRANCHE PURCHASE            TRANCHE PURCHASE PRICE
TRANCHE      SHARES INCLUDED IN       WARRANTS INCLUDED            PRICE PER TRANCHE             PER TRANCHE WARRANTS
  NO.             TRANCHE                IN TRANCHE               SHARE (U.S. DOLLARS)              (U.S. DOLLARS)
-------      -------------------     -------------------         ----------------------        ----------------------
  1              7,000,000               2,100,000                      $0.17                         $0.17
  2              5,000,000               1,500,000                      $0.22                         $0.22
  3              5,000,000               1,500,000                      $0.27                         $0.27

The Company intends to sell Tranche Shares to the Purchaser subsequent to the date on which the Registration Statement of the Company covering the resale of the Shares is declared effective, which is expect to be early in the Third Quarter of 2004. It is anticipated that all Tranche Shares will be sold by the end of the Fourth Quarter 2004.

In conjunction with the above SPA in April of 2004 the Company entered into a Term Loan for an aggregate of $800,000 with HIT Credit Union and Hong Kong League Central Credit Union (the "Lenders"), and SBI Advisors, LLC as agent for the Lenders. The Term Loans will be repaid as follows: $400,000 of the principal amount will be due and payable within three days after receipt by the Company of the proceeds from the $0.17 Tranche as per the SPA and the remaining unpaid principal and accrued interest on the Term Loans will be payable October 2004. The Term Loans bear interest at 18% per annum. SBI Advisors, LLC received warrants to purchase 400,000 common stock shares exercisable at $0.30 as agents for the Lenders. $108,000 of compensation expense will be recorded in the first quarter of 2004. (See Subsequent Events Note).

CRITICAL ACCOUNTING ESTIMATES

The consolidated financials are presented on the basis the Company will continue as a going concern. The going concern concept contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company's working capital deficit and stockholder's deficiency raises substantial doubt about the Company's ability to continue as a going concern. The Company continues to market its products domestically and internationally. WorldWater participated in the successful bid for the largest PV installation on a U.S. community college campus at Cerro Coso Community College, Ridgecrest, CA. During the first and second quarters of 2004 the Company supplied a one-megawatt system totaling $4.1 million. The prime contractor, Contra Costa Electric of Bakersfield, CA is scheduled to complete, including testing and interconnection, the $8.9 million construction project in the third quarter 2004.

Management has developed a financial plan to address working capital deficiencies and to increase the cash provided by financing activities. Since early 2000, this has included the issuance of preferred stock, restricted stock and convertible debentures. Upon the closing of the SPA described above in the Liquidity and Capital Resources section, the financial plan will result in sufficient funding for operations and is anticipated to adequately fund operating deficits expected to be incurred in 2004. See "Management's Discussion and Analysis and Results of Operations -- Liquidity and Capital Resources."

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

The Company's auditors have noted weaknesses with the accounting software being utilized which the Company plans to address during the year 2004. At the direction of the Audit Committee, Management has been charged with implementing a new accounting software system to strengthen its controls by year end. In the interim, Management has implemented additional detail account reconciliations and tests to gain adequate assurance of the accounting records.

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

21 List of Subsidiaries.

23.1 Consent of Amper, Politziner & Mattia, P.C.

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

WorldWater Corp.
(Registrant)


By: /s/ Quentin T. Kelly                                   Date: June 15, 2004
   ------------------------------                               --------------
Quentin T. Kelly, Chairman/CEO


By: /s/ Peter I. Ferguson                                        June 15, 2004
   -----------------------------
   Vice President/Principal
     Financial Officer

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

(2) NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                           DESCRIPTION OF THE BUSINESS

The Company operates in one business segment, two geographic locations, as a full-service water management and solar energy company, designing, developing and marketing technology relating to water needs and solar power applications. The Company advises and supplies governments and industries throughout the world on solar electric applications and on all phases of water needs. The Company has customers in developing countries and in the United States. Information with respect to the Company's geographic segments for the years ended December 31, 2003 and 2002 is presented below.

                                  Revenue                  Long-lived assets
                                  -------                  -----------------
                            2003           2002           2003           2002
                            ----           ----           ----           ----
United States            $1,243,756     $  554,286     $   58,712     $   77,837
Philippines                  35,817         89,255          6,507         10,750
Total                    $1,279,573     $  643,541     $   65,219     $   88,587

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
                                                   ========    ========

(4) NOTES PAYABLE

The Company has outstanding several notes payable in the aggregate amounts of $212,000 and $197,000 at December 31, 2003 and 2002, respectively. The effective interest rates on these notes range from 0.00% to 10%. All outstanding notes payable are unsecured. As of December 31, 2003 $80,000 of short term convertible notes were in default and the remaining notes are payable on demand. The short term convertible notes are convertible at the option of the holder at $0.25 - $0.20 per common share for a total of 330,000 shares.

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
                                               ========    ========

Amounts payable to directors includes a three year convertible loan dated January 30, 2003 face value of $100,000 bears interest at 10.00 percent per annum. Payments of interest are due semi-annually beginning in July 2003. The loan is convertible at the option of the holder at $0.15 per common share for a total of 666,667 shares.

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

                                                                                  Weighted-average
                                                Exercise                          remaining          Weighted-average
                                                price per      Share              contractual life   exercise price
                                                Shares         Options            (years)            per share
                                                ---------      ---------          ----------------   ----------------
Balance, December 31, 2001                      .15 -1.00      2,566,080
    Granted                                     .14 -.34       3,769,184
    Cancelled                                         --              --
    Exercised                                   .14 -.40        (592,893)
                                                               ----------

Balance, December 31, 2002                      .14 -1.00      5,742,371
    Granted                                     .14 - .15      1,324,386
    Cancelled                                         --        (835,850)
    Exercised                                   .15
                                                                (100,000)

Balance, December 31, 2003                      .14-1.00       6,130,907
                                                               =========
Options outstanding and exercisable as of
December 31, 2003

                                                  .14             18,057                9.50         $ .14
                                                  .15          4,003,454                8.35           .15
                                                  .20            150,000                8.50           .20
                                                  .22             50,000                8.50           .22
                                                  .25             31,000                6.31           .25
                                                  .30             50,000                8.50           .30
                                                  .32            833,500                7.10           .32
                                                  .34            709,000                7.77           .34
                                                  .45             79,300                6.47           .45
                                                  .57             99,996                5.92           .57
                                                  .59             94,600                7.50           .59
                                                 1.00             12,000                6.83          1.00
                                                --------     -----------                ----         -----
Balance, December 31, 2003                      .14-1.00       6,130,907                7.64         $0.22
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

(15) RISKS AND UNCERTAINTIES

Foreign Operations

The Company operates in various countries that are subject to risks peculiar to each country. With respect to any particular country, these risks may include:

- expropriation and nationalization of our assets (including intellectual property) in that country;
-     political and economic instability;
- social unrest, acts of terrorism, force majeure, war or other armed conflict;
-     inflation;
- currency fluctuations, devaluations and conversion restrictions;
-     confiscatory taxation or other adverse tax policies;
- governmental activities that limit or disrupt markets, restrict payments or limit the movement of funds;
- governmental activities that may result in the deprivation of contract rights; and
- trade restrictions and economic embargoes imposed by the United States and other countries.

No single country other than the United States accounted for more than 10% of our revenues in 2003 and 2002. Foreign sales, mostly to Philippines, were $35,817 in 2003 and $89,255 in 2002, all the remainder was in the United States.

In 2004 the Company has initiated a marketing initiative in Iraq and other Middle East countries. Unsettled political conditions, social unrest, acts of terrorism, force majeure, war or other armed conflict, exploitation or other governmental actions, inflation, exchange controls or currency devaluation may result in increased business risk in this region. The company has entered an alliance with The Sandi Group, one of the largest Iraqi construction and logistics companies in the region, to assist the Company in doing business in this region.

Fixed-price Contracts

The Company utilizes fixed-price contracts which results in business risk. Risk arises from, among other things:

- uncertainty in estimating the technical aspects and effort involved to accomplish the work within the contract schedule;
-     labor availability and productivity; and
-     supplier and subcontractor pricing and performance.

Intellectual Property Rights

The Company relies on a variety of intellectual property rights in the manufacture of our products. The Company may not be able to preserve these rights intellectual property rights in the future and these rights could be invalidated, circumvented or challenged. In addition, the laws of some foreign countries in which our equipment may be sold do not protect intellectual property rights to the same extent of the United States. Failure to protect our proprietary information and successful intellectual property challenges or infringement proceedings against the Company could materially and adversely affect the Company's competitive position.

Technological Developments

The market for our equipment is characterized by continual technological developments to provide better and more reliable performance and services. If the Company is not able to design, develop, and produce commercially competitive products and complete installation in a timely manner in response to changes in technology, the business and revenues could be materially and adversely affected. Similarly, if our proprietary technologies and equipment become obsolete, we may no longer be competitive and our business and revenues could be materially and adversely affected.

Technical Personnel

The services we sell in association of the equipment sold is complex and highly engineered and often must be performed in harsh conditions. The Company's success depends on its ability to employ and retain technical personnel with the ability to design, utilize and enhance these products and services. In addition, our ability to expand our operations depends in part on our ability to increase our skilled labor force. The demand for skilled workers is high and the supply is limited. A significant increase in wages paid by competing employers could result in a reduction of our skilled labor force and or increases in wage rates that we must pay. If either of these events were to occur, our cost structure could increase, our margins decrease and our growth potential could be impaired.

Government Incentives

The competitiveness of our technology and equipment is very much dependent upon governmental rebates and incentives. If there the governmental rebates and incentives were to be materially reduced or eliminated our business and revenues could be materially and adversely affected.

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

On April 1, 2004 the Company entered into a Securities Purchase Agreement (SPA) with SBI Brightline VIII LLC ("Purchaser"). Subject to the terms of the SPA the Company may issue and sell to the Purchaser and Purchaser shall purchase from the Company up to 17,000,000 shares of common stock in three tranches with warrant consideration as defined below:

              NUMBER OF TRANCHE       NUMBER OF TRANCHE            TRANCHE PURCHASE            TRANCHE PURCHASE PRICE
TRANCHE      SHARES INCLUDED IN       WARRANTS INCLUDED            PRICE PER TRANCHE             PER TRANCHE WARRANTS
  NO.             TRANCHE             IN TRANCHE                  SHARE (U.S. DOLLARS)              (U.S. DOLLARS)
-------      -------------------     -------------------         ----------------------        ----------------------
  1              7,000,000               2,100,000                      $0.17                         $0.17
  2              5,000,000               1,500,000                      $0.22                         $0.22
  3              5,000,000               1,500,000                      $0.27                         $0.27

The Company intends to sell Tranche Shares to the Purchaser subsequent to the date on which the Registration Statement of the Company covering the resale of the Shares is declared effective, which is expect to be early in the Third Quarter of 2004. It is anticipated that all Tranche Shares shall be sold by the end of the Fourth Quarter 2004.

The trading price of our common stock during the several week period leading up to April 1, 2004 was generally greater than the price per share for the first 7,000,000 shares that may be sold under our stock purchase agreement with SBI; however, our average closing price during March 2004 was slightly more than $0.20 per share and the average share price of all of the shares to be sold under our stock purchase agreement with SBI is slightly more than $0.21 per share.

In conjunction with the above SPA in April of 2004 the Company entered into a Term Loan with HIT Credit Union and Hong Kong League Central Credit Union (the "Lenders") and SBI Advisors, LLC as agent for the Lenders for $800,000. The Term Loan shall be repaid as follows: $400,000 of the principal amount will be due and payable within three days after receipt by the Borrower of the proceeds from the $0.17 Tranche as per the SPA and the remaining unpaid principal and accrued interest on the Term Loan shall be payable October 2004. The Term Loan bears interest at 18% per annum. SBI Advisors, LLC received a five year warrants to purchase 400,000 common stock shares exercisable at $0.30 as placement agents for this transaction, $108,000 of compensation expense will be recorded in the first quarter of 2004. These warrants will be included in the above mention Registration Statement

The above transactions did not involve a public offering and therefore were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Act").

EXHIBIT     INDEX
-------     -----

21          Subsidiaries

23.1        Consent of Independent Accountants

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