Form 10QSB/A
period 2004-03-31
WORLDWATER CORP
filed 2004-06-17
CIK 811271

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

                             Yes  X          No  ____

  As of the close of business on June 11, 2004 there were 60,397,389 shares of the Registrant's Common Stock, $.001 par value, outstanding.

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


2.       NATURE  OF  THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Description  of  the  Business

The Company operates in one business segment as a full-service water management and solar energy company, designing, developing and marketing technology relating to water needs and solar power applications. The Company advises and supplies governments and industry throughout the world on solar electric applications and on all phases of water needs. The Company has customers in the United States, and in developing countries, principally the Philippines, in the first quarter 2004.


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
                                                                   ----------
                                                                      288,655
         Less:  Accumulated  depreciation                             232,138
                                                                   ----------
         Equipment  and  leasehold  improvements, net              $   56,517
                                                                   ==========

4.       ACCOUNTS  PAYABLE  AND  ACCRUED  EXPENSES

         Accounts payable and accrued expenses consist of the following at March 31, 2004:
                                                                   2004
                                                                   ----
                Accounts  payable                                $1,190,160
                Accrued  interest                                   320,862
                Accrued  salaries  -  officers                      444,734
                Accrued  sales  commissions                          79,455
                Accrued  financing  commission                       76,350
                Accrued  payroll  taxes                              37,807
                Accrued  warranty  reserve                           27,206
                Accrued  consulting                                  25,000
                Other  accrued  expenses                             36,351
                                                                -----------
                                                                 $2,237,925
                                                                ===========

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

                                                                     -----------
                                                         Total       $ 2,158,982

         Less  current  maturities                                       162,896
                                                                     -----------
         Total  long-term  debt                                      $ 1,996,086

                                                                     ===========

6.       RELATED  PARTY  TRANSACTIONS

         Amounts  payable to employees, directors and their immediate relatives:

                                    Current                   $176,319

                                    Long-term                 $  84,781


The current debt is payable upon demand. The long term portion has been reclassified from long-term debt incurred in January, 2003. In January, the individual provided $100,000 of convertible notes for working capital financing and was provided 100,000 warrants exercisable at $0.15. In September 2003, the individual was appointed to the Board of Directors, and now is a related party.


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

12.      SUBSEQUENT  EVENTS

          On April 1, 2004 the Company entered into a Securities Purchase Agreement (SPA) with SBI Brightline VIII LLC ("Purchaser"). Subject to the terms of the SPA the Company may issue and sell to the Purchaser and Purchaser shall purchase from the Company up to 17,000,000 shares of common stock in three tranches with warrant consideration as defined below:

                        NUMBER OF SHARES                     NUMBER OF WARRANTS             TRAUNCHE AND WARRANT
TRAUNCHE NO.            INCLUDED IN TRAUNCHE                 INCLUDED IN TRAUNCHE            PURCHASE PRICE
-----------            -------------------                 -------------------            -----------------------
     1                      7,000,000                           2,100,000                            $0.17
     2                      5,000,000                           1,500,000                            $0.22
     3                      5,000,000                           1,500,000                            $0.27




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

In conjunction with the above SPA in April of 2004 the Company entered into a Term Loan with HIT Credit Union and Hong Kong League Central Credit Union (the "Lenders") and SBI Advisors, LLC as agent for the Lenders for $800,000. The Term Loan shall be repaid as follows: $400,000 of the principal amount will be due and payable within three days after receipt by the Borrower of the proceeds from the $0.17 Tranche as per the SPA and the remaining unpaid principal and accrued interest on the Term Loan shall be payable in October 2004. The Term Loan bears interest at 18% per annum. SBI Advisors, LLC received a five year warrants to purchase 400,000 common stock shares exercisable at $0.30 as placement agents for this transaction, $108,000 of compensation expense was recorded in the first quarter of 2004. These warrants will be included in the above mention Registration Statement

The above transactions did not involve a public offering and therefore were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Act").

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

In the first quarter of 2003, WorldWater installed its first solar refrigeration system, which drives a 350 hp solar-powered compressor pump, at a food processing facility near Bakersfield, CA - in the amount of $913,749 in revenue. During the fourth quarter of 2003, WorldWater participated in the successful bid for the largest PV installation on a U.S. community college campus at Cerro Coso Community College, Ridgecrest, CA. The Company is the exclusive PV systems supplier for the one-megawatt system with a total purchase order of $4.1 million. During the first quarter of 2004, the Company began supplying PV equipment to Contra Costa Electric the prime contractor to Cerro Coso Community College for the one mega-watt project scheduled for completion in the third quarter 2004. The amount of revenue recorded for this project during the first quarter was $675,380 of which all was subsequently collected.

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

The Company expects to continue to incur losses until such time as it gains greater market acceptance of our new technology at selling prices and volumes which provide adequate gross profit to cover operating costs and generate positive cash flow. Working capital requirements will depend upon numerous factors, including the level of resources devoted to the scale-up of installation activities, and increased sales and marketing. Management has developed a financial plan to address working capital deficiency and to increase the cash provided by financing activities. Since early 2000, this has included the issuance of preferred stock, restricted and non-restricted stock and convertible debentures. The financial plan has resulted in sufficient funding for operations to date and is anticipated to adequately fund operating deficits expected to be incurred in 2004.

As part of the financial plan on April 1, 2004 the Company entered into a Securities Purchase Agreement ("SPA") with SBI Brightline VIII LLC. Subject to the terms of the SPA the Company may issue and sell to the Purchaser and Purchaser shall purchase from the Company up to 17,000,000 shares of common stock in three tranches. See "Subsequent Events."


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

SUBSEQUENT  EVENTS

On April 1, 2004 the Company entered into a Securities Purchase Agreement (SPA) with SBI Brightline VIII LLC ("Purchaser"). Subject to the terms of the SPA the Company may issue and sell to the Purchaser and Purchaser shall purchase from the Company up to 17,000,000 shares of common stock in three tranches with warrant consideration as defined below:

                        NUMBER OF SHARES                     NUMBER OF WARRANTS             TRAUNCHE AND WARRANT
TRAUNCHE NO.            INCLUDED IN TRAUNCHE                 INCLUDED IN TRAUNCHE            PURCHASE PRICE
-----------            -------------------                 -------------------            -----------------------
     1                      7,000,000                           2,100,000                            $0.17
     2                      5,000,000                           1,500,000                            $0.22
     3                      5,000,000                           1,500,000                            $0.27




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

In conjunction with the above SPA in April of 2004 the Company entered into a Term Loan with HIT Credit Union and Hong Kong League Central Credit Union (the "Lenders") and SBI Advisors, LLC as agent for the Lenders for $800,000. The Term Loan shall be repaid as follows: $400,000 of the principal amount will be due and payable within three days after receipt by the Borrower of the proceeds from the $0.17 Tranche as per the SPA and the remaining unpaid principal and accrued interest on the Term Loan shall be payable October 2004. The Term Loan bears interest at 18% per annum. SBI Advisors, LLC received a five year warrants to purchase 400,000 common stock shares exercisable at $0.30 as placement agents for this transaction, $108,000 of compensation expense was recorded in the first quarter of 2004. These warrants will be included in the above mention Registration Statement


The above transactions did not involve a public offering and therefore were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Act").
























PART  I.  -  ITEM  3.

CONTROLS  AND  PROCEDURES

     (a) Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (CEO) and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days before the filing date of this Form 10-Q. Based on their evaluation, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act") are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

         None

ITEM  6  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits

31.1 Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

DATE:   June  17,  2004                          WORLDWATER  CORP.



By:     /s/ Quentin T. Kelly                       By:  Peter I. Ferguson
        ----------------------                     -------------------------
         Quentin  T.  Kelly                         Peter  I.  Ferguson
         Chairman  &  CEO                           Principal  Financial Officer

                                                                    EXHIBIT 31.1

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




Dated:  June 17,  2004


By:     /s/ Quentin T. Kelly
        -----------------------
Name:   Quentin  T.  Kelly
Title:  Chief  Executive  Officer  and  Chairman  of  the  Board

                                                                    EXHIBIT 31.2


CERTIFICATION PURSUANT TO RULE 13(a) OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I,  Peter  I.  Ferguson,  certify  that:

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



Dated:  June 17,  2004


By:     /s/ Peter I. Ferguson
        -----------------------
Name:   Peter  I.  Ferguson
Title:  Principal  Financial  Officer

                                                                   Exhibit  32.1


                    CERTIFICATION  OF  CHIEF  EXECUTIVE  OFFICER
   PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY  ACT  OF  2002


I, Quentin T. Kelly certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of WorldWater Corp. on Form 10-QSB for the quarterly period ended March 31, 2004 fully complies with the requirements of Section 13(a) and 15(d) of the Securities and Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operation of WorldWater Corp.



By:     /s/ Quentin T. Kelly
        --------------------------
        Name:  Quentin  T.  Kelly
        Title: Chief  Executive  Officer  and  Chairman  of  the  Board

                                                                    Exhibit 32.2


                 CERTIFICATION  OF  PRINCIPAL  FINANCIAL  OFFICER
   PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE
                         SARBANES-OXLEY  ACT  OF  2002

I, Peter I. Ferguson, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of WorldWater Corp. on Form 10-QSB for the quarterly period ended March 31, 2004 fully complies with the requirements of Section 13(a) and 15(d) of the Securities and Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operation of WorldWater Corp.



     By:     /s/ Peter I. Ferguson
             -----------------------
     Name:    Peter  I.  Ferguson
     Title:   Principal  Financial  Officer