Form 10QSB
period 2004-06-30
WORLDWATER CORP
filed 2004-08-17
CIK 811271

UNITED  STATES
                       SECURITIES  AND  EXCHANGE  COMMISSION
                             WASHINGTON,  D.C.  20549


                               ------------------

                                 FORM  10-QSB




                 [X]  QUARTERLY  REPORT  UNDER  SECTION  13  OR  15  (D)
                     OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934
                FOR  THE  QUARTERLY  PERIOD  ENDED  JUNE  30,  2004

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

                             YES  X          NO  ____

AS OF THE CLOSE OF BUSINESS ON AUGUST 16, 2004 THERE WERE 63,544,956 SHARES OF THE REGISTRANT'S COMMON STOCK, $.001 PAR VALUE, OUTSTANDING.

WORLDWATER  CORP.


QUARTERLY  REPORT  ON  FORM  10-QSB



PART  I.          FINANCIAL  INFORMATION
                                                                      PAGE  NO.
                                                                      ---------

ITEM  1.   CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS                 3
           CONDENSED  CONSOLIDATED  BALANCE  SHEETS
           AS  OF  JUNE  30,  2004  (UNAUDITED)
           AND  DECEMBER  31,  2003  (AUDITED)

           CONDENSED  CONSOLIDATED  STATEMENTS  OF                        4
           OPERATIONS  (UNAUDITED)  FOR  THE  THREE  MONTHS
           ENDED  JUNE   30,  2004  AND  2003  AND
           FOR  THE  SIX  MONTHS  ENDED  JUNE  30,  2004  AND  2003

           CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH                  5
           FLOWS  (UNAUDITED)  FOR  THE  SIX  MONTHS  ENDED
           JUNE  30,  2004  AND  2003

           CONDENSED  CONSOLIDATED  STATEMENTS  OF  STOCKHOLDERS'         6
           DEFICIENCY  (UNAUDITED)  FOR  THE  PERIOD
           JANUARY  1,  2004  THROUGH  JUNE  30,  2004.

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

ITEM  2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF                 18  -  22
           FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS

ITEM  3    CONTROLS  AND  PROCEDURES                                     23


PART  II.     OTHER  INFORMATION

ITEM  6    EXHIBITS  AND  REPORTS  ON  FORM  8-K                         24

                        WORLDWATER  CORP.  AND  SUBSIDIARIES
                           CONSOLIDATED  BALANCE  SHEETS

               June 30, 2004 (Unaudited) and December 31, 2003 (Audited)


       Assets . . . . . . . . . . . . . . . . . . . . . . . . . . .       6/30/04       12/31/03

Current Assets:
    Cash and cash equivalents . . . . . . . . . . . . . . . . . . .  $    150,016   $     59,045
    Accounts receivable, net of allowance for doubtful
        accounts of $22,388 and $22,647 respectively. . . . . . . .     2,484,424         49,101
    Deferred contract costs . . . . . . . . . . . . . . . . . . . .         2,730          8,872
    Advances to employees . . . . . . . . . . . . . . . . . . . . .        18,092         16,800
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . .        13,834         13,141
                                                                     -------------  -------------
       Total Current Assets . . . . . . . . . . . . . . . . . . . .     2,669,096        146,959

    Equipment and leasehold improvements, Net . . . . . . . . . . .        62,530         65,219
    Deferred financing costs. . . . . . . . . . . . . . . . . . . .        40,000
    Deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . .         9,047          9,047
                                                                     -------------  -------------
       Total Assets . . . . . . . . . . . . . . . . . . . . . . . .  $  2,780,673   $    221,225
                                                                     =============  =============

       Liabilities and Stockholders' (Deficiency)

Current Liabilities:
    Notes payable . . . . . . . . . . . . . . . . . . . . . . . . .  $    897,000   $    212,000
    Notes payable, related parties. . . . . . . . . . . . . . . . .       135,606        262,703
    Current maturities of long-term debt. . . . . . . . . . . . . .       162,714        172,901
    Customer deposits payable . . . . . . . . . . . . . . . . . . .        43,682        134,515
    Accounts payable and accrued expenses . . . . . . . . . . . . .     3,971,491      1,715,152
                                                                     -------------  -------------
       Total Current Liabilities. . . . . . . . . . . . . . . . . .     5,210,493      2,497,271

    Long-term debt. . . . . . . . . . . . . . . . . . . . . . . . .     1,904,899      1,582,502
    Long-term debt -related parties . . . . . . . . . . . . . . . .        86,712         82,894
                                                                     -------------  -------------
       Total Liabilities. . . . . . . . . . . . . . . . . . . . . .     7,202,104      4,162,667
                                                                     -------------  -------------

Commitments and contingencies . . . . . . . . . . . . . . . . . . .             -              -

Stockholders' (Deficiency):
    Preferred Stock 7% Convertible,$.01 par value; authorized
       10,000,000; issued and outstanding at June 30, 2004:
          Series A  66,667 shares, liquidation preference $60,000 .           667            667
          Series B  611,111 shares liquidation preference $550,000.         6,111          6,111
    Common stock, $.001 par value; authorized 135,000,000;
       issued and outstanding 61,990,389 shares at June 30, 2004
       and 52,506,720 at December 31, 2003      . . . . . . . . . .        61,990         52,507
    Additional paid-in capital. . . . . . . . . . . . . . . . . . .    18,824,526     15,726,953
    Deferred compensation . . . . . . . . . . . . . . . . . . . . .       (90,000)      (105,000)
    Accumulated other comprehensive expense . . . . . . . . . . . .       (52,248)       (49,396)
    Accumulated deficit . . . . . . . . . . . . . . . . . . . . . .   (23,172,477)   (19,573,284)
                                                                     -------------  -------------
       Total Stockholders' (Deficiency) . . . . . . . . . . . . . .    (4,421,431)    (3,941,442)
                                                                     -------------  -------------
       Total Liabilities and Stockholders' (Deficiency) . . . . . .  $  2,780,673   $    221,225
                                                                     =============  =============




THE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                        WORLDWATER CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
                For the three months ended June 30, 2004 and 2003
               and for the six months ended June 30, 2004 and 2003





                                                                     3 Month                     6 Month
                                                                6/30/04       6/30/03       6/30/04       6/30/03
                                                            ------------  ------------  ------------  ------------
Revenue:
    Equipment sales. . . . . . . . . . . . . . . . . . . .  $ 3,324,620   $    17,336   $ 4,000,000   $ 1,084,236
    Grant revenue. . . . . . . . . . . . . . . . . . . . .       51,008        31,580       156,474        63,025
                                                            ------------  ------------  ------------  ------------
        Total. . . . . . . . . . . . . . . . . . . . . . .    3,375,628        48,916     4,156,474     1,147,261
                                                            ------------  ------------  ------------  ------------
Cost of goods sold:
    Cost of equipment sales. . . . . . . . . . . . . . . .    3,118,230        26,296     3,762,084       764,792
    Cost of grant revenue. . . . . . . . . . . . . . . . .       78,851        29,018       160,629        53,083
                                                            ------------  ------------  ------------  ------------
                                                              3,197,081        55,314     3,922,713       817,875
                                                            ------------  ------------  ------------  ------------
Gross Profit (Loss). . . . . . . . . . . . . . . . . . . .      178,547        (6,398)      233,761       329,386
                                                            ------------  ------------  ------------  ------------
Operating Expenses:
    Marketing, general and administrative expenses . . . .      944,892       751,863     1,520,681     1,452,665
    Debt and equity sourcing fees and commissions. . . . .      689,218        60,000       943,568        65,000
    Research and development expense . . . . . . . . . . .       56,521        99,801        94,590       187,480
                                                            ------------  ------------  ------------  ------------
        Total Expenses . . . . . . . . . . . . . . . . . .    1,690,631       911,664     2,558,839     1,705,145
                                                            ------------  ------------  ------------  ------------
Loss from Operations . . . . . . . . . . . . . . . . . . .   (1,512,084)     (918,062)   (2,325,078)   (1,375,759)
                                                            ------------  ------------  ------------  ------------
Other Expense (Income)
    Interest expense (income), net . . . . . . . . . . . .      400,639       181,212     1,254,865       220,397
                                                            ------------  ------------  ------------  ------------
        Total Other Expense (Income), Net. . . . . . . . .      400,639       181,212     1,254,865       220,397
                                                            ------------  ------------  ------------  ------------
Loss before income taxes . . . . . . . . . . . . . . . . .   (1,912,723)   (1,099,274)   (3,579,943)   (1,596,156)

  Accretion of preferred stock dividends . . . . . . . . .       (9,625)       (9,625)      (19,250)      (19,250)
                                                            ------------  ------------  ------------  ------------

Net Loss Applicable to Common Shareholders . . . . . . . .   (1,922,348)  $(1,108,899)   (3,599,193)  $(1,615,406)
                                                            ============  ============  ============  ============

Net loss applicable per Common Share (basic and diluted):.  $     (0.03)  $     (0.02)  $     (0.06)  $     (0.03)
                                                            ============  ============  ============  ============

Shares used in Per Share Calculation:

     Average . . . . . . . . . . . . . . . . . . . . . . .   60,086,472    50,365,052    57,901,174    50,365,052
                                                            ============  ============  ============  ============



THE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                        WORLDWATER  CORP.  AND  SUBSIDIARIES
                      CONSOLIDATED  STATEMENT  OF  CASH  FLOWS

               FOR  THE  SIX  MONTHS  ENDED  JUNE  30,2004  AND  2003
                                   (UNAUDITED)




                                                                                              2004           2003
                                                                                              ----           ----
Cash Flows from Operating Activities:
    Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$ (3,579,943)   $(1,596,156)
    Adjustments to reconcile net loss to
       net cash used in operating activities:
           Amortization of interest expense. . . . . . . . . . . . . . . . . . . . . . .     535,179         42,225
           Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      17,391         19,241
           Beneficial conversion of convertible notes. . . . . . . . . . . . . . . . . .     427,167        122,667
           Issuance of options for service and interest. . . . . . . . . . . . . . . . .           -              -
           Issuance of stock for service . . . . . . . . . . . . . . . . . . . . . . . .     184,368              -
           Issuance of warrants for service  . . . . . . . . . . . . . . . . . . . . . .     569,468              -
           Amortization of deferred compensation . . . . . . . . . . . . . . . . . . . .      15,000         15,000
           Changes in assets and liabilities:
               Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . .  (2,435,323)      (271,202)
               Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           -         (8,118)
               Deferred contract costs . . . . . . . . . . . . . . . . . . . . . . . . .       6,142        566,407
               Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (1,986)         3,427
               Customer deposits payable . . . . . . . . . . . . . . . . . . . . . . . .     (90,833)      (243,172)
               Accounts payable and other accrued expenses . . . . . . . . . . . . . . .   2,311,871        135,257
                                                                                          -----------   ------------
                   Net Cash (Used in) Operating Activities . . . . . . . . . . . . . . .  (2,041,499)    (1,214,424)
                                                                                          -----------   ------------

Cash Flows from Investing Activities:
    Purchase of equipment and leasehold improvements . . . . . . . . . . . . . . . . . .     (14,702)       (12,711)
    Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           -        (26,268)
                                                                                          -----------   ------------
                   Net Cash Provided by (Used in) Investing Activities . . . . . . . . .     (14,702)       (38,979)
                                                                                          -----------   ------------

Cash Flows from Financing Activities:
    Proceeds from issuance of long-term debt and warrants. . . . . . . . . . . . . . . .    1,258,750     1,340,000
    Payments on long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (348,007)            -
    Proceeds from issuance of notes payable. . . . . . . . . . . . . . . . . . . . . . .      891,403       438,000
    Payments on notes payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            -     (547,500)
    Proceeds from exercise of warrants and options . . . . . . . . . . . . . . . . . . .      237,878             -
    Proceeds from issuance of common stock . . . . . . . . . . . . . . . . . . . . . . .      150,000             -
    Increase in deferred financing costs . . . . . . . . . . . . . . . . . . . . . . . .      (40,000)            -
                                                                                           -----------  ------------
                   Net Cash Provided by Financing Activities . . . . . . . . . . . . . .    2,150,024     1,230,500
                                                                                           -----------  ------------

Net effect of currency translation on cash . . . . . . . . . . . . . . . . . . . . . . .       (2,852)       (8,233)

Net Increase (Decrease) in Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       90,971       (31,136)

Cash and cash equivalents at Beginning of Year . . . . . . . . . . . . . . . . . . . . .       59,045       140,574
                                                                                           -----------  ------------

Cash and cash equivalents at End of Second Quarter . . . . . . . . . . . . . . . . . . .  $   150,016   $   109,438
                                                                                          ============  ============




The Notes to Consolidated Financial Statements are an integral part of these statements.


                                 WORLDWATER  CORP.  AND  SUBSIDIARIES
                        CONSOLIDATED  STATEMENT  OF  STOCKHOLDERS'  DEFICIENCY
                              FOR  THE  PERIOD  ENDED  JUNE  30,  2004
                                            (UNAUDITED)



                                                                                                                Additional
                                                                                                                Paid-In
                                                              Common Stock                 Preferred Stock      Capital
                                                          Shares        Par Value       Shares       Par Value   (Common)
                                                       ------------  ----------------  -----------  ----------  ------------
Balance, December 31, 2003. . . . . . . . . . . . . .    52,506,720  $         52,507      677,778  $    6,778  $ 15,146,564

Preferred stock
   - Accretion of dividends . . . . . . . . . . . . .             -                 -            -           -             -
Amortization of deferred compensation . . . . . . . .             -
     and restricted stock . . . . . . . . . . . . . .             -                 -            -           -             -
Warrants granted for compensation including
     commissions on financing and associated advisory             -                 -            -           -     1,242,862
Beneficial conversion feature of
     convertible notes. . . . . . . . . . . . . . . .             -                 -            -           -       427,167
Conversion of convertible notes . . . . . . . . . . .     5,999,999             6,000            -           -       784,000
Issuance of common stock for cash . . . . . . . . . .     1,000,000             1,000            -           -       149,000
Issuance of common stock for
     Warrants exercised . . . . . . . . . . . . . . .     1,099,000             1,099            -           -       138,751
Stock issued for services . . . . . . . . . . . . . .       813,000               813            -           -       183,555
Exercise of stock options . . . . . . . . . . . . . .       571,670               571            -           -        97,457
Options granted in lieu of interest . . . . . . . . .             -                 -            -           -        55,531
Comprehensive loss:
  Net loss. . . . . . . . . . . . . . . . . . . . . .             -                 -            -           -             -
Other comprehensive expense -
  Currency translation adjustment . . . . . . . . . .             -                 -            -           -             -
Total comprehensive loss. . . . . . . . . . . . . . .             -                 -            -           -             -
                                                       ------------  ----------------  -----------  ----------  ------------

Balance, June 30, 2004. . . . . . . . . . . . . . . .    61,990,389  $         61,990      677,778  $    6,778  $ 18,224,887
                                                       ============  ================  ===========  ==========  ============


                                                        Additional                                      Accumulated
                                                         Paid-In                                           Other
                                                         Capital         Deferred       Accumulated    Comprehensive
                                                        (Preferred)    Compensation       Deficit       Income (Loss)   Total
                                                       -------------  ---------------  --------------  --------------  ------------
Balance, December 31, 2003. . . . . . . . . . . . . .  $     580,389  $     (105,000)  $ (19,573,284)  $     (49,396)  $(3,941,442)

Preferred stock
   - Accretion of dividends . . . . . . . . . . . . .         19,250               -         (19,250)              -             -
Amortization of deferred compensation
     and restricted stock . . . . . . . . . . . . . .              -          15,000               -               -        15,000
Warrants granted for compensation including
     commissions on financing and associated advisory              -               -               -               -     1,242,862
Beneficial conversion feature of
     convertible notes. . . . . . . . . . . . . . . .              -               -               -               -       427,167
Conversion of convertible notes . . . . . . . . . . .              -               -               -               -       790,000
Issuance of common stock for cash . . . . . . . . . .              -               -               -               -       150,000
Issuance of common stock for
     Warrants exercised . . . . . . . . . . . . . . .              -               -               -               -       139,850
Stock issued for services . . . . . . . . . . . . . .              -               -               -               -       184,368
Options granted in lieu of interest . . . . . . . . .              -               -               -               -        98,028
Exercise of stock options . . . . . . . . . . . . . .              -               -               -               -        55,531
Comprehensive loss:
  Net loss. . . . . . . . . . . . . . . . . . . . . .              -               -      (3,579,943)              -    (3,579,943)
Other comprehensive expense -
  Currency translation adjustment . . . . . . . . . .              -               -               -          (2,852)       (2,852)
Total comprehensive loss. . . . . . . . . . . . . . .              -               -               -               -    (3,582,795)
                                                       -------------  ---------------  --------------  --------------  -----------

Balance, June 30, 2004. . . . . . . . . . . . . . . .  $     599,639        ($90,000)   ($23,172,477)  $     (52,248)  $(4,421,431)
                                                       =============  ===============  ==============  ==============  ============


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

AT  JUNE 30, 2004, THE COMPANY HAD A WORKING CAPITAL DEFICIENCY OF
$2,541,391. AS OF AUGUST 13, 2004, ALL BUT $429,938 HAD BEEN COLLECTED OF THE ACCOUNTS RECEIVABLE OF $2,459,877 OUTSTANDING AS OF JUNE 30,2004. ALL BUT $450,375 HAD BEEN PAID OF THE RELATED ACCOUNTS PAYABLE EQUIPMENT SALES (INCLUDED IN ACCOUNTS PAYABLE AND ACCRUED EXPENSES) OF $2,277,320. THE COMPANY HAD A STOCKHOLDERS DEFICIENCY OF $4,421,431 AS OF JUNE 30, 2004.



2.     NATURE  OF  THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         DESCRIPTION  OF  THE  BUSINESS

THE COMPANY OPERATES IN ONE BUSINESS SEGMENT FOCUSED ON APPLYING SOLAR ENERGY TO DRIVE MOTORS TRADITIONALLY DRIVEN BY ALTERNATING CURRENT (AC) BY CONVERSION OF DIRECT CURRENT (DC) POWER PRODUCED FROM SOLAR (PHOTOVOLTAIC) POWER WITH AN HISTORICAL EMPHASIS ON DELIVERING WATER DELIVER SOLUTIONS. THE COMPANY HAS DEVELOPED ELECTRICAL CONVERSION TECHNOLOGY AND DESIGNED AND CONSTRUCTED SOLAR POWERED WATER MANAGEMENT SOLUTIONS BOTH INTERNATIONALLY AND DOMESTICALLY. THE COMPANY HAS PERFORMED SOLAR ENERGY AND WATER MANAGEMENT ADVISORY CONSULTING SERVICES FOR AND SERVED AS SUPPLIER OF IMPLEMENTATION EQUIPMENT TO GOVERNMENTAL ENTITIES WORLDWIDE AND COMMERCIAL ENTERPRISES DOMESTICALLY. THE COMPANY PROVIDED SERVICES FOR CLIENTS AND CUSTOMERS IN THE UNITED STATES, AND IN DEVELOPING COUNTRIES, PRINCIPALLY THE PHILIPPINES, DURING THE FIRST TWO QUARTERS OF 2004.


         PRINCIPLES  OF  CONSOLIDATION

THE CONSOLIDATED FINANCIAL STATEMENTS INCLUDE THE PARENT COMPANY WORLDWATER CORP., AND ITS CONTROLLED WHOLLY OWNED SUBSIDIARY COMPANY, WORLDWATER (PHILS) INC. AND CERTAIN OTHER INACTIVE SUBSIDIARIES. ALL SIGNIFICANT INTERCOMPANY ACCOUNTS AND TRANSACTIONS HAVE BEEN ELIMINATED IN CONSOLIDATION.

         WORLDWATER  CORP.,  100%  WHOLLY  OWNED  INACTIVE SUBSIDIARIES INCLUDE:

               WORLDWATER,  INC.,  A  DELAWARE  CORPORATION
               WORLDWATER HOLDINGS INC., A DELAWARE CORPORATION WORLDWATER EAST AFRICA LTD., A TANZANIAN CORPORATION WORLDWATER PAKISTAN (PVT.), LTD., A PAKISTAN COMPANY



         USE  OF  ESTIMATES

THE PREPARATION OF FINANCIAL STATEMENTS IN CONFORMITY WITH ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES OF AMERICA REQUIRES MANAGEMENT TO MAKE ESTIMATES AND ASSUMPTIONS THAT AFFECT THE AMOUNTS REPORTED IN THE CONSOLIDATED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES. ESTIMATES ARE USED FOR, BUT NOT LIMITED TO ALLOWANCE FOR DOUBTFUL ACCOUNTS, FOREIGN CURRENCY TRANSLATION, DEPRECIATION, TAXES AND THE VALUE OF SHARES AND WARRANTS ISSUED. ALTHOUGH THESE ESTIMATES ARE BASED ON MANAGEMENT'S BEST KNOWLEDGE OF CURRENT EVENTS AND ACTIONS THAT THE COMPANY MAY UNDERTAKE IN THE FUTURE, ACTUAL RESULTS MAY BE DIFFERENT
FROM  THE  ESTIMATES.


         FOREIGN  CURRENCY  TRANSLATION

FOR THE COMPANIES ACTIVE SUBSIDIARY IN THE PHILIPPINES, ASSET AND LIABILITY ACCOUNTS ARE TRANSLATED AT YEAR-END RATES OF EXCHANGE AND REVENUE AND EXPENSES ARE TRANSLATED AT AVERAGE EXCHANGE RATES PREVAILING DURING THE YEAR. FOR
SUBSIDIARIES WHOSE FUNCTIONAL CURRENCY IS DEEMED TO BE OTHER THAN THE U.S. DOLLAR, TRANSLATION ADJUSTMENTS ARE INCLUDED AS A SEPARATE COMPONENT OF OTHER COMPREHENSIVE INCOME AND STOCKHOLDERS DEFICIENCY.


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


         REVENUE  RECOGNITION

THE COMPANY DERIVES REVENUE PRIMARILY FROM THE SALE AND INSTALLATION OF ITS SOLAR DRIVEN PUMPING SYSTEMS AND SOLAR ENERGY PRODUCTS. LIMITED REVENUES ARE ALSO DERIVED FROM GOVERNMENT CONSULTING PROJECTS AND FROM GRANT REVENUE RECEIVED TO FUND RESEARCH AND DEVELOPMENT. REVENUES ARE RECORDED WHEN PERSUASIVE EVIDENCE OF AN ARRANGEMENT EXISTS, THE PRICE IS DETERMINABLE, DELIVERY HAS OCCURRED OR SERVICES HAVE BEEN RENDERED AND COLLECTION IS REASONABLY ASSURED.


REVENUES FOR TIME AND MATERIAL SERVICE ARRANGEMENTS ARE RECOGNIZED USING THE PERCENTAGE OF COMPLETION METHOD MEASURED BY LABOR AND OTHER COSTS INCURRED TO TOTAL ESTIMATED LABOR AND OTHER COSTS REQUIRED. ESTIMATES OF COSTS TO COMPLETE ARE REVIEWED PERIODICALLY AND MODIFIED AS REQUIRED. PROVISIONS ARE MADE FOR THE FULL AMOUNT OF ANTICIPATED LOSSES, IF ANY, ON ALL CONTRACTS IN THE PERIOD IN WHICH THE LOSSES ARE FIRST DETERMINED. CHANGES IN ESTIMATES ARE REFLECTED IN THE PERIOD THEY BECOME KNOWN.

REVENUES FROM EQUIPMENT SALES AND INSTALLATION CONTRACTS CONTAINING ACCEPTANCE PROVISIONS ARE RECOGNIZED UPON CUSTOMER ACCEPTANCE. DEFERRED CONTRACTS COST REPRESENT COSTS INCURRED ON UNCOMPLETED CONTRACTS. SOME CONTRACTS HAVE SPECIFIC, IDENTIFIABLE MILESTONES, WHEREBY UPON COMPLETION OF THE MILESTONE AND CUSTOMER ACCEPTANCE IS ACHIEVED, THE APPLICABLE REVENUE IS RECOGNIZED. CASH PAYMENTS RECEIVED IN ADVANCE OF REVENUE RECOGNITION ARE RECORDED AS CUSTOMER DEPOSITS PAYABLE.

REVENUES  FROM  CONSULTING  PROJECTS  ARE  RECOGNIZED  AS SERVICES ARE RENDERED.

GRANT REVENUES ON THE BASIS OF ENTITLEMENT PERIODS OR MILESTONES REACHED ARE RECORDED AS REVENUE WHEN SUCH ENTITLEMENT PERIODS HAVE LAPSED OR MILESTONES ARE MET.

ESTIMATES OF PRODUCT AND INSTALLATION WARRANTIES ARE ACCRUED AT THE TIME OF CONTRACT COMPLETION. ESTIMATES ARE ESTABLISHED USING HISTORICAL INFORMATION ON THE NATURE, FREQUENCY, AND COST OF WARRANTY CLAIMS.


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

         INVENTORY

INVENTORY IS STATED AT THE LOWER OF COST OR MARKET DETERMINED BY THE FIRST-IN, FIRST-OUT (FIFO) METHOD. HISTORICALLY, INVENTORY HAS CONSISTED MAINLY OF
PURCHASED SYSTEM COMPONENTS. AS OF JUNE 30, 2004 AND DECEMBER 31, 2003 THE COMPANY HAD NO NET INVESTMENT IN INVENTORY.

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


         STOCK-BASED  COMPENSATION

THE COMPANY GRANTS OPTIONS FOR A FIXED NUMBER OF SHARES TO KEY EMPLOYEES WITH THE EXERCISE PRICE EQUAL TO THE FAIR VALUE OF SHARES AT THE DATE OF GRANT. THE COMPANY ACCOUNTS FOR STOCK OPTION GRANTS IN ACCORDANCE WITH APB OPINION NO. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES", AND, ACCORDINGLY RECOGNIZES NO COMPENSATION EXPENSE FOR THE STOCK OPTION GRANTS. THE COMPANY HAS ADOPTED ONLY THE DISCLOSURE PROVISIONS OF SFAS NO. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION", WHICH PERMITS ENTITIES TO PROVIDE PRO FORMA NET INCOME (LOSS) DISCLOSURE FOR STOCK-BASED COMPENSATION AS IF THE FAIR-VALUE METHOD HAD BEEN APPLIED.


ACCORDINGLY, NO COMPENSATION COST HAS BEEN RECOGNIZED FOR THE STOCK OPTION PLANS BECAUSE THE EXERCISE PRICE OF EMPLOYEE STOCK OPTIONS EQUALS THE MARKET PRICES OF THE UNDERLYING STOCK ON THE DATE OF GRANT, EXCEPT FOR THE RESTRICTED STOCK
GRANTED TO THE CHAIRMAN DESCRIBED IN NOTE 10. HAD COMPENSATION COST BEEN DETERMINED BASED ON THE FAIR VALUE AT THE GRANT DATE FOR AWARDS IN THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003, RESPECTIVELY, CONSISTENT WITH THE PROVISIONS OF SFAS NO. 123, THE COMPANY'S NET INCOME AND EARNINGS PER SHARE WOULD HAVE BEEN REDUCED TO THE PRO FORMA AMOUNTS INDICATED BELOW.

TRANSACTIONS WITH NON-EMPLOYEES AND CONSULTANTS, IN WHICH GOODS OR SERVICES ARE CONSIDERED RECEIVED FOR THE ISSUANCE OF EQUITY INSTRUMENTS, ARE ACCOUNTED FOR UNDER THE FAIR VALUE METHOD DEFINED IN SFAS NO. 123.


                                                 SIX  MONTHS  ENDED  JUNE  30,
                                                  2004                   2003
                                                  ----                   ----
NET LOSS, AS REPORTED -                     $(3,599,193)           $(1,596,156)

ADD:  STOCK BASED EMPLOYEE COMPENSATION
      EXPENSE  INCLUDED  IN  NET  LOSS,
      NET OF  RELATED TAX EFFECTS                15,000                 15,000

DEDUCT:  TOTAL  STOCK  BASED  EMPLOYEE
         COMPENSATION  EXPENSE  DETERMINED
         UNDER  FAIR  VALUE  BASED  METHOD
         FOR  ALL AWARDS, NET OF RELATED
         TAX EFFECTS                           (161,000)                    (0)
                                            ------------            ------------
PRO FORMA NET LOSS                          $(3,745,193)           $(1,581,156)

EARNINGS  PER  SHARE:
         BASIC-AS  REPORTED                 $     (0.06)           $     (0.03)
         BASIC-PRO  FORMA                   $     (0.06)           $     (0.03)
         DILUTED-AS  REPORTED               $     (0.06)           $     (0.03)
         DILUTED-PRO  FORMA                 $     (0.06)           $     (0.03)



         EQUITY  SECURITY  TRANSACTIONS

SINCE INCEPTION, THE BOARD OF DIRECTORS HAS ESTABLISHED THE FAIR VALUE OF COMMON STOCK BASED UPON QUOTED MARKET PRICES EXISTING AT THE DATES SUCH EQUITY TRANSACTIONS OCCURRED.



         NET  LOSS  PER  COMMON  SHARE

BASIC LOSS PER SHARE INCLUDES NO DILUTION AND IS COMPUTED BY DIVIDING THE LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS BY THE WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING FOR THE PERIOD. DILUTED LOSS PER SHARE REFLECTS THE POTENTIAL DILUTION OF SECURITIES THAT COULD SHARE IN OUR EARNINGS. AS PRESENTED, OUR BASIC AND DILUTED LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS IS BASED ON THE WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING DURING THE PERIOD AND DOES NOT INCLUDE OTHER POTENTIAL COMMON SHARES, INCLUDING SHARES ISSUABLE UPON EXERCISE OF OPTIONS, WARRANTS AND CONVERSION RIGHTS, TOTALING 49,364,991 SHARES, SINCE THEIR EFFECT WOULD BE ANTIDILUTIVE DUE TO OUR LOSSES.

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

         ADVERTISING  COSTS

ADVERTISING COSTS ARE EXPENSED AS INCURRED. SUCH EXPENSE FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003 WAS $21,672 AND $ 11,122, RESPECTIVELY.


3.       EQUIPMENT  AND  LEASEHOLD  IMPROVEMENTS

         EQUIPMENT AND LEASEHOLD IMPROVEMENTS CONSIST OF THE FOLLOWING AT JUNE 30, 2004:

                                                                       2004
                                                                       ----
         COMPUTERS                                                 $   48,965
         OFFICE  FURNITURE  AND  EQUIPMENT                            112,173
         TEST  AND  ASSEMBLY  FIXTURES                                 34,140
         VEHICLES                                                      99,956
         LEASEHOLD  IMPROVEMENTS                                        8,123
                                                                   ----------
                                                                      303,357
         LESS:  ACCUMULATED  DEPRECIATION                             240,827
                                                                   ----------
         EQUIPMENT  AND  LEASEHOLD  IMPROVEMENTS,  NET              $  62,530
                                                                   ==========


4.       ACCOUNTS  PAYABLE  AND  ACCRUED  EXPENSES

         ACCOUNTS PAYABLE AND ACCRUED EXPENSES CONSIST OF THE FOLLOWING AT JUNE 30, 2004 AND DECEMBER 31, 2003:
                                               JUNE 30,           DECEMBER 31,
                                                 2004                 2003
                                                 ----                 ----
   ACCOUNTS  PAYABLE - EQUIPMENT SALES       $ 2,277,320         $
   ACCOUNTS PAYABLE - OTHER                      533,239             695,986
   ACCRUED  INTEREST                             349,736             266,123
   ACCRUED  SALARIES  -  OFFICERS                489,461             447,880
   ACCRUED  SALES  COMMISSIONS                    99,220             105,000
   ACCRUED  FINANCING  COMMISSION                 40,000
   ACCRUED  PAYROLL  TAXES                        37,541              80,466
   ACCRUED  AUDIT FEES                                                50,000
   ACCRUED  WARRANTY  RESERVE                     82,000              27,206
   ACCRUED  CONSULTING                            42,500              24,000
   OTHER  ACCRUED  EXPENSES                       20,474              18,491
                                             -----------         -----------
                                             $ 3,971,491         $ 1,715,152
                                             ===========         ===========



5.       SECURITIES  PURCHASE  AGREEMENT

          ON APRIL 1, 2004 THE COMPANY ENTERED INTO A SECURITIES PURCHASE AGREEMENT (SPA) WITH SBI BRIGHTLINE VIII LLC ("PURCHASER"). SUBJECT TO THE TERMS OF THE SPA THE COMPANY MAY ISSUE AND SELL TO THE PURCHASER AND PURCHASER SHALL PURCHASE FROM THE COMPANY UP TO 17,000,000 SHARES OF COMMON STOCK IN THREE TRANCHES WITH FIVE YEAR WARRANT DETACHABLE CONSIDERATION AS DEFINED BELOW:


              NUMBER OF TRANCHE       NUMBER OF TRANCHE            TRANCHE PURCHASE            TRANCHE PURCHASE PRICE
TRANCHE      SHARES INCLUDED IN       WARRANTS INCLUDED            PRICE PER TRANCHE            PER TRANCHE WARRANTS
  NO.            TRANCHE                 IN TRANCHE               SHARE (U.S. DOLLARS)             (U.S. DOLLARS)
--------     -------------------     -------------------         ----------------------        ----------------------
  1              7,000,000               2,100,000                      $0.17                         $0.17
  2              5,000,000               1,500,000                      $0.22                         $0.22
  3              5,000,000               1,500,000                      $0.27                         $0.27



THE COMPANY INTENDS TO SELL TRANCHE SHARES TO THE PURCHASER IMMEDIATELY FOLLOWING THE EFFECTIVE DATE (AUGUST 11, 2004) OF THE REGISTRATION STATEMENT OF THE COMPANY COVERING THE RESALE OF THE SHARES. IT IS ANTICIPATED THAT ALL TRANCHE SHARES SHALL BE SOLD BY THE END OF THE FOURTH QUARTER 2004.


THE TRADING PRICE OF OUR COMMON STOCK DURING THE SEVERAL WEEK PERIOD LEADING UP TO APRIL 1, 2004 WAS GENERALLY GREATER THAN THE PRICE PER SHARE FOR TRANCHE NO. 1 SHARES THAT MAY BE SOLD UNDER THE SPA; HOWEVER, THE AVERAGE CLOSING
PRICE DURING MARCH 2004 WAS SLIGHTLY MORE THAN $0.20 PER SHARE AND THE AVERAGE SHARE PRICE OF ALL OF THE SHARES TO BE SOLD UNDER THE SPA IS SLIGHTLY MORE THAN $0.21 PER SHARE.

IN CONJUNCTION WITH THE ABOVE SPA IN APRIL 2004 THE COMPANY ENTERED INTO A TERM LOAN WITH HIT CREDIT UNION AND HONG KONG LEAGUE CENTRAL CREDIT UNION (THE
"LENDERS") AND SBI ADVISORS, LLC AS AGENT FOR THE LENDERS FOR $800,000. A FINANCING FEE OF $80,000 WAS PAID TO THE LENDERS AT CLOSING WHICH IS BEING AMORTIZED OVER THE SIX MONTH TERM OF LOAN. THE TERM LOAN BEARS INTEREST
AT  18%  PER  ANNUM  PAYABLE  MONTHLY. THE TERM LOAN SHALL BE REPAID AS FOLLOWS:
$400,000 OF THE PRINCIPAL AMOUNT IS PAYABLE WITHIN THREE DAYS AFTER RECEIPT BY THE COMPANY OF THE PROCEEDS FROM THE TRAUNCHE NO. 1 SHARES AS PER THE SPA AND THE REMAINING UNPAID PRINCIPAL AND ACCRUED INTEREST ON THE TERM LOAN SHALL BE PAYABLE ON OCTOBER 1, 2004.


SBI ADVISORS, LLC RECEIVED FIVE YEAR WARRANTS TO PURCHASE 400,000 COMMON STOCK SHARES EXERCISABLE AT $0.30 AS PLACEMENT AGENTS FOR THIS TRANSACTION, $108,000 OF COMPENSATION EXPENSE HAS BEEN RECORDED IN THE SECOND QUARTER OF 2004. THESE WARRANTS WERE INCLUDED IN THE ABOVE MENTIONED REGISTRATION STATEMENT. A FINANCE PLACEMENT FEE OF $40,000 OWED TO A THIRD PARTY PAYABLE FOLLOWING RECEIPT BY THE COMPANY OF THE PROCEEDS FROM THE TRAUNCHE NO. 1 SHARES WAS RECORDED IN THE SECOND QUARTER.



6.   LONG-TERM  DEBT AND NOTES PAYABLE

    LONG-TERM DEBT (INCLUDING CONVERTIBLE DEBT) AND NOTES PAYABLE CONSIST OF THE FOLLOWING UNCOLLATERALIZED LOANS OUTSTANDING AT JUNE 30, 2004:

                                                                                              Interest Payment
                                                      Stated       Effective                    At Option of
Date of                                               Interest     Interest     Interest       Holder -Common
Issuance       Maturity Date      Holders of Loans     Rate          Rate        Period         Stock or Cash
----------------------------------------------------------------------------------------------------------------
2nd Qtr                         Qualified Individuals
2004 And                          &  Foreign Credit    Up to                     Majority
Prior            On Demand           Unions             18%        Up to 18%      Monthly             No


                                Funds & Qualified
                                Individual Investors
1st Qtr 2004       2006         including a Director    10%         19-30%       Semi-Annual          Yes



                                Funds & Qualified
2003               2005         Individual Investors    10%         19-30%       Semi-Annual          Yes


                                                       Not stated
                                Qualified Individual   -imputed
1995             Not Stated        Investors            at 4.5%       4.5%       Not stated           N/A


                  Stated
                Maturity Date   Qualified Individual
1992            October 1997         Investor            8%            8%         MATURITY            No


                                Qualified Individual
1995            On Demand            Investors           10%          10%         MATURITY            No


                                                                                  Monthly
                                                                                 Interest
                                     PNC Bank,                                  & Principal
                                  (Guaranteed By                                payments of
2001               2008             Chairman)            8%                        $813               No





                                                                Beneficial
                 Conversion                                     Conversion
                   Price                  No. of Common          Interest
Date of             of                       Shares             Recorded in                         Net Amount
Issuance         Common Stock            Convertible Into          2004           Face Amount      Outstanding
----------------------------------------------------------------------------------------------------------------
2nd Qtr
2004 And
Prior                                                                             $   897,000      $  897,000

1st Qtr 2004       $0.150                 6,083,667             $427,167            1,262,550         553,348


2003                0.150                11,166,667                                 1,675,000       1,322,704


1995                0.495                   106,061                                    52,500          52,500


1992                0.400                   125,000                                    50,000          50,000


1995                0.400                   139,500                                    53,000          53,000


2001                N/A                      N/A                                       36,060          36,061
                                                                                  ----------------------------
                                                           Total                  $ 4,026,110     $ 2,964,617
                                                                                  ============
                                                           Less current maturities                  1,059,714
                                                                                                  ------------

                                                           Total Long-term notes and debt         $ 1,904,899
                                                                                                  ============



7.     RELATED  PARTY  TRANSACTIONS

                           NOTE  PAYABLE
                                                           2004
                                                           ----
         DIRECTORS                                      $ 89,712
         OFFICERS AND EMPLOYEES                          132,606
                                                        --------
             TOTAL                                       222,318

         LESS  CURRENT  MATURITIES                       135,606
                                                        --------

TOTAL  LONG  TERM  NOTE  PAYABLE,  RELATED  PARTY       $ 86,712
                                                        ========


AMOUNTS PAYABLE TO DIRECTORS INCLUDES A THREE YEAR CONVERTIBLE LOAN DATED JANUARY 30, 2003 FACE VALUE OF $100,000 WHICH BEARS INTEREST AT 10% PER ANNUM. THE LOAN IS CONVERTIBLE AT THE OPTION OF THE HOLDER AT $0.15 PER
COMMON SHARE FOR A TOTAL OF 666,667 SHARES.

ALL OTHER AMOUNTS PAYABLE TO DIRECTORS AND EMPLOYEES ARE DUE ON DEMAND. INTEREST ON THESE NOTES ACCRUE AT 10% PER ANNUM.

INCLUDED IN ACCOUNTS PAYABLE -OTHER ARE CHARGES TOTALING $20,270 AS OF JUNE 30, 2004 ON CREDIT CARDS ASSIGINED TO COMPANY OFFICERS AND PERSONNEL THAT HAVE BEEN GUARANTEED BY THE CHAIRMAN AND A OFFICER. THE CHAIRMAN HAS GUARANTEED $36,060 BORROWED FROM PNC BANK, NA.

INCLUDED IN ACCRUED SALES COMMISSIONS AS OF JUNE 30, 2004 IS $38,515 OWED THE CHAIRMAN UNDER THE MANAGEMENT SERVICES FEE AGREEMENT DATED APRIL 1, 1991 EXPIRING DECEMBER 31, 2005 CALLING FOR A MANAGEMENT SERVICES/SALES INCENTIVE FEE EQUAL TO ONE-HALF PERCENT (0.5%) OF THE COMPANY'S GROSS PRODUCT REVENUES LESS ANY RELATED PRODUCT RETURNS, REBATES, ALLOWANCES, FREIGHT CHARGES, TARIFFS AND SALES TAXES, NOT TO EXCEED $250,000 PER ANNUM.



8.  WARRANT  TRANSACTIONS


    WARRANT TRANSACTIONS CONSISTED OF THE FOLLOWING DURING THE FIRST AND SECOND QUARTERS OF 2004:


                                                                                Fiscal 2004 Transactions

                                                                                        Addition to        Interest
                                                  Exercisable       Stock Price           Paid In          Expense
                                                   Warrants            Range              Capital         Recognized

Warrants Outstanding As of December 31, 2003       17,978,999     $ 0.10 to $0.50
                                                  ------------    ----------------

Detachable warrants issued in conjunction
with obtaining $1,262,550 in convertible notes      5,638,667          0.30             $ 593,900

Detachable warrants issued in conjunction with
the issuance of $150,000 of restricted common
stock shares                                          670,000          0.20             $  80,400         $  80,400

Warrants issued in consideration for
extensions of short-term loans by a Director
and Shareholders                                      525,000          0.15                46,000            46,000


Exercise of Warrants (capital addition included
 in STOCK TRANSACTIONs Note)                         (100,000)         0.15


Expiration of Outstanding Warrants                    (20,000)
                                                 ------------     ---------------       ---------         ---------
                                                    6,713,667                             720,300           126,400


Warrants Outstanding As of March 31, 2004          24,692,666     $ 0.10 to $0.50
                                                 -------------    ---------------



Warrants issued in consideration for services
Rendered in raising debt and equity on
behalf of the Corporation                           1,658,995       0.15 to 0.30          522,562           522,562


2-Exercise of Warrants (capital addition included
in STOCK TRANSACTIONs Note)                          (999,000)      0.10 to 0.15

Expiration of Outstanding Warrants                    (40,000)
                                                 -------------     -------------        ---------         ---------
                                                      619,995                             522,562           522,562
                                                 -------------                          ---------         ---------
Warrants Outstanding As of June 30, 2004           25,312,661     $0.10 to $0.50       $1,242,862         $ 648,962
                                                 =============    ==============        =========         =========





9.  STOCK  TRANSACTIONS


STOCK TRANSACTIONS CONSISTED OF THE FOLLOWING DURING THE FIRST AND SECOND QUARTERS OF 2004:

                                                                                                Fiscal 2004

                                                                                           Addition to
                                                                                             Common        Addition To
                                                                                Price Per   Stock Par     Capital Paid-    Expense
                                                                      Shares      Share       Value            In        Recognized

Shares Issued and Outstanding December 31, 2003                     52,506,720
                                                                   -----------

Conversion of a Convertible Loan totaling $440,000. . . . . .        3,666,666      0.12      3,667          436,333

Restricted shares sold in private placement . . . . . . . . .        1,000,000      0.15      1,000          149,000

Shares issued as compensation for services provided including
investor relations, political advisory and financing assistance        525,000    0.15-0.17     525           80,475      81,000

Warrants exercised. . . . . . . . . . . . . . . . . . . . . .          100,000      0.15        100           14,900

Stock options exercised . . . . . . . . . . . . . . . . . . .           33,333      0.15         33            4,967
                                                                  ------------              -------      -----------    --------
Change for Quarter Ended March 31, 2004 . . . . . . . . . . .        5,324,999                5,325          685,675      81,000
                                                                  ------------              -------      -----------    --------

Shares Outstanding March 31, 2004                                   57,831,719
                                                                  ------------

Conversion of a Convertible Loan totaling $350,000. . . . . .        2,333,333      0.15      2,333          347,667

Shares issued as compensation for services provided including investor relations, political advisory and financing assistance,
and repayment of a $5,000 loan                                         288,000    22 to 44      288          102,992      98,280

Warrants exercised. . . . . . . . . . . . . . . . . . . . . .          999,000    0.10-0.15     999          123,851

Stock options exercised . . . . . . . . . . . . . . . . . . .          538,337    0.15-0.34     538           91,672
                                                                  ------------              -------      -----------    --------
Change for Quarter Ended June 30, 2004 . . . . . . . . . . .         4,158,670                4,158          666,182      98,280
                                                                  ------------              -------      -----------    --------
Balance, June 30, 2004                                              61,990,389                                          $179,280
                                                                  ============                                          ========






10.       RESTRICTED  STOCK  AGREEMENT  WITH  CHAIRMAN

     IN JULY 2002, WORLDWATER CORP. GRANTED 1,000,000 SHARES OF RESTRICTED STOCK TO ITS CHAIRMAN. THE COMPENSATION EXPENSE FOR THE RESTRICTED STOCK WAS BASED ON THE MARKET PRICE OF THE COMPANY STOCK AT THE TIME OF THE GRANT ($0.15) AND IS BEING AMORTIZED ON A STRAIGHT-LINE BASIS OVER THE FIVE YEAR VESTING PERIOD. THE CHAIRMAN HAS THE RIGHT TO VOTE ALL SHARES SUBJECT TO THE GRANT, WHETHER OR NOT THE SHARES HAVE VESTED. THE RESTRICTION IS BASED UPON CONTINUOUS SERVICE. THE BALANCE OF UNEARNED COMPENSATION RELATED TO THESE RESTRICTED SHARES AS OF JUNE 30, 2004 WAS $90,000. TOTAL COMPENSATION EXPENSE RECOGNIZED DURING THE SIX MONTHS END JUNE 30, 2004 FOR THE RESTRICTED SHARES GRANTED WAS $15,000.


11.  SIGNIFICANT  RISKS  AND  UNCERTAINTIES

CONCENTRATION  ON  CASH  BALANCE

     THE COMPANY MAINTAINS ITS CASH IN BANK DEPOSIT ACCOUNTS, WHICH, AT TIMES, MAY EXCEED FEDERALLY INSURED LIMITS. THE COMPANY HAS NOT EXPERIENCED ANY LOSSES IN SUCH ACCOUNTS. THE COMPANY BELIEVES IT IS NOT EXPOSED TO ANY SIGNIFICANT CREDIT RISK ON CASH AND CASH EQUIVALENTS.

MAJOR  CUSTOMERS

THE COMPANY HAD ONE MAJOR CUSTOMER THAT ACCOUNTED FOR 96% OF TOTAL REVENUES DURING THE SIX MONTHS ENDED JUNE 30, 2004, AND VIRTUALLY ALL OF THE ACCOUNTS RECEIVABLE AS OF JUNE 30, 2004. AS OF AUGUST 13, 2004, ALL BUT $429,938 OF THE NET ACCOUNTS RECEIVABLE OF $2,459,877 OUTSTANDING AS OF JUNE 30,2004 HAD BEEN COLLECTED AND ALL BUT $450,375 OF THE RELATED ACCOUNTS PAYABLE -EQUIPMENT SALES (INCLUDED IN ACCOUNTS PAYABLE AND ACCRUED EXPENSES) HAD BEEN PAID.



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


12.      SUBSEQUENT  EVENTS

ON AUGUST 11, 2004 THE COMPANY WAS ADVISED BY THE SECURITIES AND EXCHANGE COMMISSION THAT ITS REGISTRATION OF THE COMMON STOCK DESCRIBED IN THE SPA HAD BEEN DETERMINED TO BE EFFECTIVE.

IN ACCORDANCE WITH THE SPA THE COMPANY HAS NOTIFIED SBI BRIGHTLINE VIII LLC, PURCHASER, OF THE EFFECTIVENESS OF THE REGISTRATION AND REQUESTED THE FIRST TRANCHE OF THE SECURITIES BE ACQUIRED AS DESCRIBED IN THE SECURITIES PURCHASE AGREEMENT NOTED ABOVE. THE COMPANY ANTICIPATES THE PUCHASE TO BE COMPLETED PRIOR TO THE END OF AUGUST. THE COMPANY ANTICIPATES THE REMAINING TWO TRANCHES OF SECURITIES TO BE SOLD PRIOR TO THE END OF 2004.

IN JULY, 2004 A HOLDER OF CONVERTIBLE DEBT HAVING A BALANCE OF $ 189,400 AND ACCRUED INTEREST OF $ 26,340 AS OF JUNE 30, 2004 ELECTED TO CONVERT THE NOTE AND BE PAID INTEREST IN STOCK AT THE ORIGINAL CONVERSION RATE. THE CONVERSION RESULTED IN 1,620,067 RESTRICTED COMMON SHARES OF THE COMPANY SHARES BEING ISSUED.





PART  I.     ITEM  2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

     STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-QSB CONCERNING THE COMPANY'S OUTLOOK OR FUTURE ECONOMIC PERFORMANCE; ANTICIPATED PROFITABILITY, GROSS BILLINGS, COMMISSIONS AND FEES, EXPENSES OR OTHER FINANCIAL ITEMS; AND STATEMENTS CONCERNING ASSUMPTIONS MADE OR EXCEPTIONS TO ANY FUTURE EVENTS, CONDITIONS, PERFORMANCE OR OTHER MATTER ARE "FORWARD LOOKING STATEMENTS" AS THAT TERM IS DEFINED UNDER THE FEDERAL SECURITIES LAWS. FORWARD LOOKING STATEMENTS ARE SUBJECT TO RISKS, UNCERTAINTIES, AND OTHER FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE STATED IN SUCH STATEMENTS. SUCH RISKS, UNCERTAINTIES AND FACTORS INCLUDE, BUT ARE NOT LIMITED TO, (1) THAT THERE CAN BE NO ASSURANCE THAT THE COMPANY WILL GROW AND OR MANAGE ITS GROWTH PROFITABLY, (2) RISKS ASSOCIATED WITH ACQUISITIONS, (3) COMPETITION, (4) THE COMPANY'S QUARTERLY RESULTS HAVE FLUCTUATED IN THE PAST AND ARE EXPECTED TO FLUCTUATE IN THE FUTURE,
(5) THE LOSS OF SERVICES OF KEY INDIVIDUALS WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S BUSINESS, FINANCIAL CONDITION OR OPERATING RESULTS AND
(6)  RISKS  ASSOCIATED  WITH  OPERATING  IN  EMERGING  COUNTRIES.


OVERVIEW

WORLDWATER CORP. IS AN INTERNATIONAL SOLAR ENGINEERING AND WATER MANAGEMENT COMPANY WITH UNIQUE, HIGH-POWERED SOLAR TECHNOLOGY PROVIDING SOLUTIONS TO WATER SUPPLY AND ENERGY PROBLEMS WORLDWIDE. UNTIL 2002, THE COMPANY WAS A DEVELOPMENT-STAGE ENTERPRISE ORGANIZED TO DESIGN, DEVELOP, MANUFACTURE AND MARKET SOLAR WATER PUMPING SYSTEMS FOCUSED ON HELPING DEVELOPING COUNTRIES WITH WATER AND POWER ISSUES. THROUGH RESEARCH AND DEVELOPMENT, THE COMPANY CREATED PROPRIETARY SOLAR TECHNOLOGY CAPABLE OF OPERATING PUMPS AND MOTORS UP TO 600 HORSEPOWER USED IN IRRIGATION, WATER UTILITY PUMPING SYSTEMS AND REFRIGERATION. THIS INCREASED POWER CAPABILITY, COUPLED WITH GROWING ENERGY SHORTAGES IN THE UNITED STATES, HAS OPENED DOMESTIC MARKET OPPORTUNITIES THAT HAVE NOW BECOME THE PRINCIPAL FOCUS OF ITS BUSINESS. THE COMPANY HAS FOCUSED ITS EFFORTS ON AGGRESSIVELY MARKETING THIS PROPRIETARY SOLAR TECHNOLOGY DOMESTICALLY IN CONJUNCTION WITH ITS ON-GOING INTERNATIONAL EFFORTS. IN THE U.S., THIS INCLUDES PUBLIC AND PRIVATE COMMERCIAL MARKETS, PARTICULARLY IN CALIFORNIA, NEW JERSEY AND OTHER STATES WHICH OFFER INCENTIVES FOR RENEWABLE ENERGY SOURCES. THE COMPANY CONTINUES TO SEEK OPPORTUNITIES THROUGHOUT THE WORLD, INCLUDING THE PHILIPPINES, WHERE IT MAINTAINS A SUBSIDIARY, THE MIDDLE EAST (PRIMARILY IRAQ), AND AFRICA.



RESULTS  OF  OPERATIONS

THE COMPANY GENERATED REVENUE FROM THE SALE OF SOLAR EQUIPMENT AND THE RECOGNITION OF GRANT REVENUE DURING THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003. TOTAL REVENUE WAS $3,375,628 IN THE SECOND QUARTER OF 2004 COMPARED TO $48,916 IN THE SECOND QUARTER OF 2003. TOTAL REVENUE WAS $4,156,474 AND $1,147,261 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003, RESPECTIVELY. THE DIFFERENCE IN REVENUE BETWEEN QUARTERS AND BETWEEN YEARS IS ATTRIBUTABLE TO THE COMPANY'S DEPENDENCE ON INDIVIDUAL SYSTEM INSTILLATIONS.

EQUIPMENT SALES AND GRANT REVENUE FOR THE QUARTER ENDED JUNE 30, 2004 WERE $3,324,620 AND $51,008, RESPECTIVELY, AS COMPARED TO $17,336 AND $31,580,
RESPECTIVELY, FOR THE QUARTER ENDED JUNE 30, 2003. EQUIPMENT SALES INCREASED BY $3,307,284 OR 19,078 % AND GRANT REVENUE INCREASED BY $19,428 OR 62 % AS COMPARED TO THE PREVIOUS YEAR.


EQUIPMENT SALES AND GRANT REVENUE FOR THE SIX MONTHS ENDED JUNE 30, 2004 WERE $4,000,000 AND $156,474, RESPECTIVELY, AS COMPARED TO $1,084,236 AND $63,025,
RESPECTIVELY, FOR THE SIX MONTHS ENDED JUNE 30, 2003. EQUIPMENT SALES INCREASED BY $2,915,764 OR 269% AS COMPARED TO THE PREVIOUS YEAR AND GRANT REVENUE INCREASED BY $93,449 OR 148%.



IN THE FIRST QUARTER OF 2003 WORLDWATER INSTALLED FOR THE FIRST TIME ITS SOLAR PROPRIETARY TECHNOLOGY SYSTEM TO DRIVE A MAJOR COMMERCIAL REFRIGERATION SYSTEM. THE SYSTEM IS DESIGNED TO DRIVE A 350 HP SOLAR-POWERED COMPRESSOR PUMP, AT A FOOD PROCESSING FACILITY IN CALIFORNIA. THE SYSTEM INSTALLATION RESULTED IN $913,749 IN REVENUE IN 2003. DURING THE SIX MONTHS ENDED JUNE 30, 2004, THE COMPANY SERVED AS EXCLUSIVE PV SUPPLIER TO THE CONTRACTOR, FOR A ONE-MEGAWATT PV INSTALLATION DELIVERED TO CERRO COSO COMMUNITY COLLEGE IN RIDGECREST, CA. THE SYSTEM IS THE LARGEST PV INSTALLATION ON A U.S. COMMUNITY COLLEGE CAMPUS TO DATE. THE AMOUNT OF REVENUE RECORDED FOR THIS PROJECT DURING THE SIX MONTHS
ENDED  JUNE  30,  2004  WAS  $4,O00,000.


THE COMPANY ENTERED THE NEW JERSEY AGRICULTURAL MARKET IN 2003. THE NEW JERSEY BOARD OF PUBLIC UTILITIES (BPU) HAS AUTHORIZED A COMPREHENSIVE RANGE OF INCENTIVES. IN DECEMBER 2003,THE COMPANY WAS AWARDED A RENEWABLE ENERGY ECONOMIC DEVELOPMENT GRANT BY BPU IN THE AMOUNT OF $300,234 OF WHICH $ 134,513 WAS FUNDED BY BPU IN 2003 AND DEFERRED UNTIL 2004. DURING THE SIX MONTHS ENDED JUNE 30, 2004, THE COMPANY COLLECTED $ 65,641 OF THE GRANT AND RECOGNIZED $ 156,474 OF THE GRANT AS REVENUE. IN THE SECOND QUARTER OF 2004, THE COMPANY COLLECTED $25,020 OF THE GRANT AND RECOGNIZED $ 51,008 AS GRANT REVENUE RELATED TO THIS AWARD.



COST  OF  SALES

COST OF SALES FOR THE QUARTER ENDED JUNE 30, 2004 AND 2003 WERE $3,197,081 AND 55,314 RESPECTIVELY. COST OF SALES FOR EQUIPMENT INCREASED $3,091,934 TO $3,118,230 ON A 19,078 % INCREASE IN EQUIPMENT SALES. COSTS ASSOCIATED WITH
GRANT REVENUE INCREASED $49,833 TO $78,851 ON AN INCREASE IN REVENUE OF APPROXIMATELY 62%.


FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003 COST OF SALES WERE $3,922,713 AND $817,875, RESPECTIVELY. COST OF SALES OF EQUIPMENT INCREASED $2,997,292 TO $ 3,762,084 ON A 269% INCREASE IN EQUIPMENT SALES. COSTS ASSOCIATED WITH GRANT REVENUE INCREASED $107,546 TO 160,629 ON A 148% INCREASE IN GRANT REVENUE DURING THE SIX MONTHS ENDED JUNE 30, 2004.

GROSS  PROFIT

GROSS PROFIT FOR THE QUARTER ENDED JUNE 30, 2004 WAS $178,547. THE COMPANY EXPERIENCED A GROSS LOSS OF $6,398 IN THE SAME QUARTER IN 2003. IN 2004 GROSS PROFIT ON EQUIPMENT SALES FOR THE SECOND QUARTER WAS $ 206,390 OR 6% AS COMPARED TO A LOSS OF $8,960 IN THE SECOND QUARTER OF 2003. A GROSS LOSS OF $ 27,843 WAS RECOGNIZE ON GRANT REVENUES FOR THE SECOND QUARTER WHICH IS REFLECTIVE OF TIMING DIFFERENCES IN RECOGNITION OF REVENUES VERSES COSTS AND EXPENSES ATTRIBUTABLE TO GRANT REVENUE.


THE GROSS PROFIT FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003 WAS $233,761 AND $329,386, RESPECTIVELY. GROSS PROFIT ON EQUIPMENT SALES FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003 WAS $237,916 OR 6% AND $319,444 OR 29%,
RESPECTIVELY. THE LOWER PROFIT MARGIN EXPERIENCED IN THE FIRST SIX MONTHS OF 2004 IS ATTRIBUTED TO THE COMPANY PARTICIPATING AS A PV SYSTEMS SUPPLIER AS COMPARED TO SUPPLYING AND INSTALLING ITS PROPRIETARY SOLAR TECHNOLOGY SYSTEMS AS WAS THE CASE DURING THE SIX MONTHS ENDED JUNE 30, 2003 . THE COMPANY HAD A GROSS LOSS OF $4,155 ON GRANT REVENUE IN THE FIRST SIX MONTHS OF 2004 AS COMPARED TO A GROSS PROFIT OF $9,942 FOR THE SAME PERIOD IN 2003.



MARKETING,  GENERAL  AND  ADMINISTRATIVE

MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES WERE $ 944,892 FOR THE QUARTER ENDED JUNE 30, 2004 AS COMPARED TO $751,863 IN 2003, AN INCREASE OF 26%. THIS INCREASE IS PRIMARILY ATTRIBUTABLE TO AN INCREASE IN SALES EFFORTS AND ASSOCIATED STAFFING NECESSARY TO DEVELOP THE DOMESTIC MARKET AND LAY THE FOUNDATION OF THE COMPANY'S MARKETING EFFORTS IN THE MIDDLE EAST, PRINCIPALLY, IRAQ. THE COMPANY HAS GRADUALLY INCREASED ITS STAFFING LEVELS, BUT HAS FOUND IT NECESSARY TO HIRE CONSULTANTS FROM TIME TO TIME, THEREFORE INCREASING COSTS INCURRED AS COMPARED TO THE SAME PERIOD IN 2003. IT WILL BE NECESSARY TO RECRUIT ADDITIONAL STAFF TO IMPLEMENT ANTICIPATED CONTRACTS. MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003 WERE $1,520,681 AND $1,452,665, RESPECTIVELY.


DEBT  AND  EQUITY  SOURCING  FEES  AND  COMMISSIONS

THE COMPANY HAS INCURRED SUBSTANTIAL FEES AND COMMISSIONS RAISING BOTH DEBT AND EQUITY REQUIRED TO FUND ITS WORKING CAPITAL NEEDS. IN THE SECOND QUARTER OF 2004 AND 2003 THE COMPANY INCURRED $ 689,218 AND $60,000, RESPECTIVELY IN FINANCING FEES AND COMMISSIONS. FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003 $943,568 AND $65,000, RESPECTIVELY, OF FINANCING FEES AND COMMISSIONS HAVE BEEN INCURRED.



RESEARCH  AND  DEVELOPMENT

RESEARCH AND DEVELOPMENT EXPENSES WERE $56,521 FOR THE QUARTER ENDED JUNE 30, 2004 COMPARED TO $99,801 IN 2003. DURING THE FIRST SIX MONTHS OF 2004 THE COMPANY ALLOCATED $40,000 OF ITS RESEARCH AND DEVELOPMENT RESOURCES TOWARD THE STATE OF NEW JERSEY'S RENEWABLE ENERGY ECONOMIC DEVELOPMENT GRANT DISCUSS ABOVE. FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003 THE COMPANY INCURRED $ 94,590
AND  187,480,  RESPECTIVELY,  IN  RESEARCH  AND  DEVELOPMENT  EXPENSES.


LOSS  FROM  OPERATIONS

OPERATING LOSS FOR THE QUARTER ENDED JUNE 30, 2004 WAS $1,512,084 AS COMPARED TO $918,062 FROM THE PREVIOUS YEAR. THE OPERATING LOSS FOR THE SIX MONTHS ENDED JUNE 30, 2004 WAS $2,325,078 AS COMPARED TO $1,375,759 FOR THE SAME PERIOD IN 2003.


INTEREST  EXPENSE

INTEREST EXPENSE INCREASE TO $ 400,639 IN THE SECOND QUARTER 2004 AS COMPARED TO $ 181,212 IN THE SECOND QUARTER OF 2003. THIS REFELCTS THE INCREASE IN CONVERTIBLE DEBT OUTSTANDING DURING THE RESPECTIVE PERIODS AND THE GREATER AMORTIZATION OF ORIGINAL ISSUE DISCOUNT ATTRIBUTABLE TO THE VALUE OF WARRANTS THAT WERE ATTACHED TO THE CONVERTIBLE DEBT WHEN ISSUED.

INTEREST EXPENSE FOR THE SIX MONTHS ENDED JUNE 30, 2004 INCREASED TO $1,254,865 AND INCREASE OF $ 1,034,468 OVER THE $ 220,397 EXPENDED IN SAME PERIOD IN 2003. THIS INCREASE REFLECTS THE ADDITIONAL DEBT CONVERTIBLE DEBT OUTSTANDING DURING THE PERIOD AND THE SIGNIFICANT INCREASE IN THE AMORTIZATION OF ORIGINAL ISSUE DISCOUNT ATTRIBUTABLE TO THE VALUE OF WARRANTS THAT WERE ATTACHED TO THE CONVERTIBLE DEBT WHEN ISSUED.




INCOME  TAXES

THE COMPANY RECOGNIZED NO INCOME TAX (BENEFIT) EXPENSE FOR THE SECOND QUARTER AND FOR THE SIX MONTHS ENDED JUNE 30, 2004.

THE COMPANY PARTICIPATES IN THE STATE OF NEW JERSEY'S CORPORATION BUSINESS TAX BENEFIT CERTIFICATE TRANSFER PROGRAM (THE "PROGRAM"), WHICH ALLOWS CERTAIN HIGH TECHNOLOGY AND BIOTECHNOLOGY COMPANIES TO TRANSFER UNUSED NEW JERSEY NET OPERATING LOSS CARRYOVERS AND RESEARCH AND DEVELOPMENT TAX CREDITS TO OTHER NEW JERSEY CORPORATION BUSINESS TAXPAYERS. THE COMPANY HAS SUBMITTED APPLICATIONS TO THE NEW JERSEY ECONOMIC DEVELOPMENT AUTHORITY (THE "EDA") TO PARTICIPATE IN THE PROGRAM FOR TAX LOSSES INCURRED IN 2003 AND 2002. UPON APPROVAL THE EDA ISSUES CERTIFICATES CERTIFYING THE COMPANY'S ELIGIBILITY TO PARTICIPATE IN THE PROGRAM FOR THESE YEARS. APPROVAL IS EXPECTED IN SEPTEMBER, 2004 AND CONTEMPLATED PURCHASE AND SALE COMPLETED DURING THE FOURTH QUARTER OF 2004.

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



LIQUIDITY  AND  CAPITAL  RESOURCES

THE NET INCREASE IN CASH FROM ALL ACTIVITIES DURING THE FIRST SIX MONTHS OF 2004 WAS $90,971. AS COMPARED TO A DECREASE OF $31,136 IN 2003. THE CASH USED IN OPERATING ACTIVITIES WAS $2,041,499 COMPARED TO $1,214,424 IN 2003. THE INCREASE IN USE OF CASH FOR OPERATING ACTIVITIES IS ATTRIBUTABLE TO THE INCREASE IN DOMESTIC SALES EFFORTS AS THE COMPANY TAKES AN AGGRESSIVE APPROACH IN CAPTURING THIS MARKET OPPORTUNITY, AND COST INCURRED TO OBTAIN EQUITY AND DEBT. THE CASH USED IN INVESTING ACTIVITIES WAS $14,702 AS COMPARED TO $38,979 DURING THE FIRST SIX MONTHS IN 2003.


THE COMPANY FINANCED ITS OPERATIONS THROUGH THE SALE OF STOCK, ISSUANCE OF CONVERTIBLE DEBENTURES AND SHORT TERM NOTES AND THE SALE OF SOLAR EQUIPMENT AND COLLECTION OF GRANT REVENUE DURING THE FIRST SIX MONTHS OF 2004 AND 2003. THE CASH PROVIDED BY FINANCING ACTIVITIES DURING THE FIRST SIX MONTHS OF 2004 WAS $2,150,024 AS COMPARED TO $1,230,500 IN 2003. IN THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003, THE COMPANY ISSUED THREE YEAR CONVERTIBLE NOTES TOTALING $1,262,550 AND $1,340,000, RESPECTIVELY, TO INSTITUTIONAL AND ACCREDITED
INVESTORS. THE CONVERSION FEATURE OF THE CONVERTIBLE NOTES RESULTING IN THE RECORDING OF BENEFICIAL CONVERSION INTEREST, A NON CASH OPERATING CHARGE, OF $427,667 AND 122,667 IN THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003, RESPECTIVELY.


DURING THE FIRST SIX MONTHS OF 2004 THE COMPANY ISSUED $891,403 IN NOTES PAYABLE AND REPAID $348,007. IN APRIL, 2004, IN CONJUNCTION WITH THE ENTERING THE SPA, DESCRIBED IN NOTE 5 OF THE FINANCIAL STATEMENTS, THE COMPANY BORROWED $ 800,000 WHICH IS TO BE REPAID OUT OF THE PROCEEDS OF THE SECURITIES PURCHASED UNDER THE SPA. DURING THE FIRST SIX MONTHS OF 2003, THE COMPANY ISSUED NOTES PAYABLE OF $438,000 AND REPAID NOTES PAYABLE OF $547,500.


THE COMPANY GENERATED CASH THROUGH THE SALE OF RESTRICTED COMMON STOCK OF $150,000 AND EXERCISE OF WARRANTS AND OPTIONS OF $237,878 DURING THE FIRST SIX MONTHS OF 2004.


AT JUNE 30, 2004, THE COMPANY HAD A WORKING CAPITAL DEFICIENCY OF $2,541,391 AND A STOCKHOLDERS' DEFICIENCY OF $4,421,431.


THE COMPANY EXPECTS TO CONTINUE TO INCUR LOSSES UNTIL SUCH TIME AS IT GAINS GREATER MARKET ACCEPTANCE OF ITS TECHNOLOGY AT SELLING PRICES AND VOLUMES
WHICH PROVIDE ADEQUATE GROSS PROFIT TO COVER OPERATING COSTS AND GENERATE POSITIVE CASH FLOW. WORKING CAPITAL REQUIREMENTS WILL DEPEND UPON NUMEROUS FACTORS, INCLUDING THE LEVEL OF RESOURCES DEVOTED TO THE SCALE-UP OF
INSTALLATION ACTIVITIES, AND INCREASED SALES AND MARKETING. MANAGEMENT HAS DEVELOPED A FINANCIAL PLAN TO ADDRESS WORKING CAPITAL DEFICIENCY AND TO INCREASE THE CASH PROVIDED BY FINANCING ACTIVITIES. SINCE EARLY 2000, THIS HAS INCLUDED THE ISSUANCE OF PREFERRED STOCK, RESTRICTED AND NON-RESTRICTED STOCK AND CONVERTIBLE DEBENTURES. THE FINANCIAL PLAN HAS RESULTED IN SUFFICIENT FUNDING FOR OPERATIONS TO DATE AND IS ANTICIPATED TO ADEQUATELY FUND OPERATING DEFICITS EXPECTED TO BE INCURRED IN 2004.

AS PART OF THE FINANCIAL PLAN IN APRIL, 2004 THE COMPANY ENTERED INTO A SECURITIES PURCHASE AGREEMENT ("SPA") WITH SBI BRIGHTLINE VIII LLC. SUBJECT TO THE TERMS OF THE SPA THE COMPANY MAY ISSUE AND SELL TO THE PURCHASER AND PURCHASER SHALL PURCHASE FROM THE COMPANY UP TO 17,000,000 SHARES OF COMMON STOCK WITH 5,100,000 WARRANTS IN THREE TRAUNCHES AS SHOWN BELOW SEE "SUBSEQUENT EVENTS."



              NUMBER OF TRANCHE       NUMBER OF TRANCHE            TRANCHE PURCHASE            TRANCHE PURCHASE PRICE
TRANCHE      SHARES INCLUDED IN       WARRANTS INCLUDED            PRICE PER TRANCHE            PER TRANCHE WARRANTS
  NO.             TRANCHE                 IN TRANCHE              SHARE (U.S. DOLLARS)             (U.S. DOLLARS)
--------     -------------------      ------------------         ----------------------        ----------------------
  1              7,000,000               2,100,000                      $0.17                         $0.17
  2              5,000,000               1,500,000                      $0.22                         $0.22
  3              5,000,000               1,500,000                      $0.27                         $0.27


THE COMPANY RECEIVED NOTIFICATION ON AUGUST 11TH THAT THE REQUIRED REGISTRATION OF THE ABOVE TRANSACTION HAS BEEN DEEMED EFFECTIVE AND HAS NOTIFIED THE
PURCHASER AND ANTICIPATES THE FIRST TRANCHE OF SECURITIES TO BE SOLD AND PROCEEDS COLLECTED ON OR BEFORE AUGUST 18TH IN ACCORDANCE WITH THE TERMS OF THE SPA.


SALE OF RESTRICTED SECURITIES DURING SIX MONTHS ENDED JUNE 30, 2004

FIRST QUARTER
-------------

DURING THE FIRST QUARTER 2004 THE COMPANY ISSUED THREE YEAR CONVERTIBLE NOTES TOTALING $1,262,550 TO INSTITUTIONAL AND ACCREDITED INDIVIDUAL INVESTORS. THE NOTES BEAR INTEREST AT 10% PER ANNUM PAYABLE SEMI-ANNUALLY COMMENCING JULY 2004. INTEREST IS PAYABLE IN CASH OR IN SHARES OF COMMON STOCK AT THE ELECTION OF THE HOLDER. THE NOTES ARE CONVERTIBLE INTO AN AGGREGATE OF 8,417,000 SHARES OF COMMON STOCK AT $0.15 PER SHARE. THE NOTES ARE CONVERTIBLE AT THE OPTION OF THE HOLDER ANYTIME. AS A RESULT OF THIS ISSUANCE BENEFICIAL CONVERSION INTEREST OF $427,667 WAS RECORDED IN THE FIRST QUARTER OF 2004. WARRANTS TO PURCHASE AN AGGREGATE OF 5,638,667 SHARES OF COMMON STOCK, AT AN EXERCISE PRICE OF $0.30 PER SHARE, VALUED AT $593,900,WERE ISSUED WITH THE CONVERTIBLE NOTES. THE VALUE OF THE WARRANTS WAS ACCOUNTED FOR AS AN ORIGINAL ISSUE DISCOUNT OF THE CONVERTIBLE NOTES AND IS BEING AMORTIZED OVER THREE YEAR TERM OF THE RESPECTIVE CONVERTIBLE NOTES.

CONVERTIBLE NOTES HAVING A FACE AMOUNT OF 440,000 WERE CONVERTED INTO 3,666,666 SHARES OF COMMON STOCK AT $0.12 PER SHARE.

IN  THE  FIRST  QUARTER  OF  2004  THE  COMPANY  SOLD  1,000,000  RESTRICTED
COMMON STOCK SHARES THROUGH A PRIVATE PLACEMENT AT $0.15 PER SHARE TO AN ACCREDITED INVESTOR RESULTING IN PROCEEDS OF $150,000. IN ADDITION, AN EMPLOYEE EXERCISED OPTIONS TOTALING 33,333 SHARES OF COMMON STOCK AT $O.15 PER SHARE.

IN CONSIDERATION FOR PROVIDING INVESTOR RELATIONS, POLITICAL, AND FINANCIAL SERVICES AND PROVIDING LOANS TOTALING $70,000 THE COMPANY ISSUED 525,000 RESTRICTED COMMON STOCK SHARES. THE COMPANY RECOGNIZED $81,000 IN COMPENSATION EXPENSE.

WARRANTS TO PURCHASE AN AGGREGATE OF 670,000 SHARES OF COMMON STOCK AT AN EXERCISE PRICE OF $0.20 PER SHARE WERE ISSUED WITH THE STOCK PURCHASED AND WERE VALUED AT $80,400 AND RECOGNIZED AS INTEREST EXPENSE.


SECOND  QUARTER
---------------

CONVERTIBLE NOTES HAVING A FACE AMOUNT OF $350,000 WERE CONVERTED IN TO 2,333,333 SHARES OF COMMON STOCK AT A CONVERSION PRICE OF $0.15 PER SHARE.
EMPLOYEES EXERCISED OPTIONS TOTALING 538,337 SHARES OF COMMON STOCK AT PRICES RANGING BETWEEN $O.15 AND $0.34 PER RESULTING IN PROCEEDS OF $92,210.

IN CONSIDERATION FOR PROVIDING INVESTOR RELATIONS, POLITICAL, AND FINANCIAL SERVICES AND PROVIDING A LOAN TOTALING $5,000 THE COMPANY ISSUED 288,000 RESTRICTED COMMON STOCK SHARES. THE COMPANY RECOGNIZED $98,280 IN COMPENSATION EXPENSE.

DURING THE QUARTER ENDED JUNE 30, 2004, 999,000 WARRANTS WERE EXERCISED AT AN AVERAGE PRICES RANGING BETWEEN $0.10 AND $0.15 PER SHARE RESULTING IN PROCEEDS OF $124,850.


THESE TRANSACTIONS DID NOT INVOLVE A PUBLIC OFFERING AND THEREFORE WERE EXEMPT FROM REGISTRATION PURSUANT TO SECTION 4(2) OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "ACT").


SUBSEQUENT  EVENTS

ON  AUGUST  11,  2004  THE  COMPANY  WAS  ADVISED BY THE SECURITIES AND EXCHANGE
COMMISSION THAT ITS PENDING REGISTRATION OF THE COMMON STOCK DESCRIBED IN THE SPA HAD BEEN DETERMINED TO BE EFFECTIVE. IN ACCORDANCE WITH THE SPA THE COMPANY HAS NOTIFIED SBI BRIGHTLINE VIII LLC, THE PURCHASER, OF THE EFFECTIVENESS OF THE REGISTRATION AND REQUESTED THE FIRST TRANCHE OF THE SECURITIES DESCRIBED ABOVE TO BE ACQUIRED. THE COMPANY ANTICIPATES THE PUCHASE TO BE COMPLETED PRIOR TO THE END OF AUGUST. THE COMPANY ANTICIPATES THE REMAINING TWO TRANCHES OF SECURITIES TO BE SOLD PRIOR TO THE END OF 2004.

IN JULY, 2004 A HOLDER OF CONVERTIBLE DEBT HAVING A BALANCE OF $189,400 AND ACCRUED INTEREST OF $26,340 AS OF JUNE 30, 2004 ELECTED TO CONVERT THE NOTE AND
BE  PAID  INTEREST  IN  STOCK AT THE ORIGINALLY  STATED CONVERSION RATES.   THE
CONVERSION RESULTED IN 1,620,067 RESTRICTED COMMON SHARES OF THE COMPANY BEING ISSUED.

THE ABOVE TRANSACTIONS DID NOT INVOLVE A PUBLIC OFFERING AND THEREFORE WERE EXEMPT FROM REGISTRATION PURSUANT TO SECTION 4(2) OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "ACT").



CRITICAL  ACCOUNTING  ESTIMATES

THESE CONSOLIDATED FINANCIAL STATEMENTS ARE PRESENTED ON THE BASIS THAT THE COMPANY WILL CONTINUE AS A GOING CONCERN. THE GOING CONCERN CONCEPT CONTEMPLATES THE REALIZATION OF ASSETS AND THE SATISFACTION OF LIABILITIES IN THE NORMAL
COURSE  OF  BUSINESS  OVER  A  REASONABLE  LENGTH  OF  TIME.

THE COMPANY'S WORKING CAPITAL DEFICIT OF $2,541,391 AND STOCKHOLDER'S DEFICIENCY OF $4,421,431 RAISES SUBSTANTIAL DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN.

THE COMPANY CONTINUES TO RAISE CAPITAL THROUGH ADDITIONAL BORROWING, ISSUANCE OF CONVERTIBLE DEBT AND SALE OF COMMON STOCK. IN ADDITION, THE COMPANY CONTINUES TO MARKET ITS PRODUCTS BOTH DOMESTICALLY AND INTERNATIONALLY. HOWEVER, THERE CAN BE NO ASSURANCES THAT THE COMPANY WILL BE SUCCESSFUL IN THESE EFFORTS. THE CONSOLIDATED FINANCIAL STATEMENTS DO NOT INCLUDE ANY ADJUSTMENTS THAT MIGHT RESULT FROM THE OUTCOME OF THIS GOING CONCERN UNCERTAINTY.


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

DATE:   AUGUST 17,  2004


WORLDWATER  CORP.



BY:  /S/  QUENTIN  T.  KELLY                       BY:   /S/  JAMES  S.  BROWN
    ------------------------                           -------------------------
     QUENTIN  T.  KELLY                                 JAMES  S.  BROWN
     CHAIRMAN  &  CEO                                   VICE  PRESIDENT  AND
                                                        CHIEF FINANCIAL OFFICER

                                                                 EXHIBIT  31.1

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

        B. EVALUATED THE EFFECTIVENESS OF THE REGISTRANT'S DISCLOSURE CONTROLS AND PROCEDURES AND PRESENTED IN THIS REPORT OUR CONCLUSIONS ABOUT THE EFFECTIVENESS OF THE DISCLOSURE CONTROLS AND PROCEDURES AS OF THE END OF THE PERIOD COVERED BY THIS REPORT BASED ON SUCH EVALUATION; AND

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


DATED:  AUGUST  17,  2004


BY:     /S/  QUENTIN  T.  KELLY
        -----------------------
NAME:   QUENTIN  T.  KELLY
TITLE:  CHIEF  EXECUTIVE  OFFICER  AND  CHAIRMAN  OF  THE  BOARD

                                                                    EXHIBIT 31.2


CERTIFICATION PURSUANT TO RULE 13(A) OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I,  JAMES  S.  BROWN,  CERTIFY  THAT:

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

        B. EVALUATED THE EFFECTIVENESS OF THE REGISTRANT'S DISCLOSURE CONTROLS AND PROCEDURES AND PRESENTED IN THIS REPORT OUR CONCLUSIONS ABOUT THE EFFECTIVENESS OF THE DISCLOSURE CONTROLS AND PROCEDURES AS OF THE END OF THE PERIOD COVERED BY THIS REPORT BASED ON SUCH EVALUATION; AND

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



DATED:  AUGUST  17  2004


BY:     /S/  JAMES  S.  BROWN
      -----------------------
NAME:   JAMES  S.  BROWN
TITLE:  VICE  PRESIDENT  -  CHIEF  FINANCIAL  OFFICER

                                                                   EXHIBIT  32.1


                    CERTIFICATION  OF  CHIEF  EXECUTIVE  OFFICER
   PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY  ACT  OF  2002


I, QUENTIN T. KELLY CERTIFY, PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002, THAT THE QUARTERLY REPORT OF WORLDWATER CORP. ON FORM 10-QSB FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004 FULLY COMPLIES WITH THE REQUIREMENTS OF SECTION 13(A) AND 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934 AND THAT INFORMATION CONTAINED IN SUCH QUARTERLY REPORT ON FORM 10-QSB FAIRLY PRESENTS IN ALL MATERIAL RESPECTS THE FINANCIAL CONDITION AND RESULTS OF OPERATION OF WORLDWATER CORP.


BY:     /S/  QUENTIN  T.  KELLY
      --------------------------
       NAME:  QUENTIN  T.  KELLY
       TITLE:  CHIEF  EXECUTIVE  OFFICER
              AND  CHAIRMAN  OF  THE  BOARD

                                                                    EXHIBIT 32.2


                 CERTIFICATION  OF  CHIEF  FINANCIAL  OFFICER
   PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE
                         SARBANES-OXLEY  ACT  OF  2002

I, JAMES S. BROWN, CERTIFY, PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002, THAT THE QUARTERLY REPORT OF WORLDWATER CORP. ON FORM 10-QSB FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004 FULLY COMPLIES WITH THE REQUIREMENTS OF SECTION 13(A) AND 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934 AND THAT INFORMATION CONTAINED IN SUCH QUARTERLY REPORT ON FORM 10-QSB FAIRLY PRESENTS IN ALL MATERIAL RESPECTS THE FINANCIAL CONDITION AND RESULTS OF OPERATION OF WORLDWATER CORP.



BY:     /S/  JAMES  S.  BROWN
      -----------------------
NAME:    JAMES  S.  BROWN
TITLE:   VICE  PRESIDENT  -  CHIEF   FINANCIAL  OFFICER