Form 10QSB
period 2004-09-30
WORLDWATER CORP
filed 2004-11-15
CIK 811271

UNITED  STATES
                      SECURITIES  AND  EXCHANGE  COMMISSION
                            WASHINGTON,  D.C.  20549

                                ----------------

                                  FORM  10-QSB



             [X]  QUARTERLY  REPORT  UNDER  SECTION  13  OR  15  (D)
                  OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934
            FOR  THE  QUARTERLY  PERIOD  ENDED  SEPTEMBER  30,  2004

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

                            YES  X          NO  ____

AS OF THE CLOSE OF BUSINESS ON NOVEMBER 12, 2004 THERE WERE 78,895,428 SHARES OF
       THE REGISTRANT'S  COMMON  STOCK,  $.001  PAR  VALUE,  OUTSTANDING.

WORLDWATER  CORP.


QUARTERLY  REPORT  ON  FORM  10-QSB



PART  I.   FINANCIAL  INFORMATION                                     PAGE  NO.


ITEM  1  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS                  3
         CONDENSED  CONSOLIDATED  BALANCE  SHEETS
         AS  OF  SEPTEMBER  30,  2004  (UNAUDITED)
         AND  DECEMBER  31,  2003  (AUDITED)

         CONDENSED  CONSOLIDATED  STATEMENTS  OF                         4
         OPERATIONS  (UNAUDITED)  FOR  THE  THREE  MONTHS
         ENDED  SEPTEMBER  30, 2004  AND  2003  AND
         FOR THE NINE MONTHS ENDED  SEPTEMBER  30,  2004  AND  2003

         CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH                   5
         FLOWS  (UNAUDITED)  FOR  THE  NINE  MONTHS  ENDED
         SEPTEMBER  30,  2004  AND  2003

         CONDENSED  CONSOLIDATED  STATEMENTS  OF  STOCKHOLDERS'          6
         DEFICIENCY  (UNAUDITED)  FOR  THE  PERIOD
         JANUARY  1,  2004  THROUGH  SEPTEMBER  30,  2004.

         NOTES  TO  THE  CONDENSED  CONSOLIDATED                       7 - 17
         FINANCIAL  STATEMENTS  (UNAUDITED)

ITEM  2  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF                  18 - 22
         FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS

ITEM  3  CONTROLS  AND  PROCEDURES                                       23


PART  II.     OTHER  INFORMATION

ITEM  6  EXHIBITS  AND  REPORTS  ON  FORM  8-K                           24

                             WORLDWATER  CORP.  AND  SUBSIDIARIES
                           CONDENSED CONSOLIDATED  BALANCE  SHEETS
                     SEPTEMBER 30, 2004 (UNAUDITED) AND DECEMBER 31, 2004



                                                                             9/30/2004          12/31/2003
                                                                            -------------      -------------
Assets

  Current Assets:
    Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . .  $      229,943       $ 59,045
    Accounts receivable, net of allowance for doubtful accounts of $22,388 and $22,647as of September 30,2004 and
       December 31, 2003, respectively . . . . . . . . . . . . . . . . . .       1,062,773         49,101
    Deferred contract costs. . . . . . . . . . . . . . . . . . . . . . . .       2,004,633          8,872
    Advances to employees. . . . . . . . . . . . . . . . . . . . . . . . .           4,092         16,800
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .         114,940         13,141
                                                                             -------------       --------

    Total Current Assets . . . . . . . . . . . . . . . . . . . . . . . . .       3,416,381        146,959

    Equipment and leasehold improvements, Net. . . . . . . . . . . . . . .          62,565         65,219
    Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           9,040          9,047
                                                                             -------------       --------

  Total Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $     3,487,986   $    221,225
                                                                           ===============   ============

  Liabilities and Stockholders' (Deficiency)

  Current Liabilities:
    Accounts payable and accrued expenses. . . . . . . . . . . . . . . . . $     3,203,077   $  1,715,152
    Customer deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . .       674,073        134,515
    Long-term debt, current portion. . . . . . . . . . . . . . . . . . . . .       162,714        172,901
    Notes payable, related parties . . . . . . . . . . . . . . . . . . . . .       126,993        262,703
    Notes payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        96,990        212,000
    REC guarantee liability, current portion . . . . . . . . . . . . . . . .        56,231              -
                                                                             -------------   ------------
      Total Current Liabilities. . . . . . . . . . . . . . . . . . . . . . .     4,320,078      2,497,271

    Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,530,769      1,582,502
    Notes payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       800,000
    REC guarantee liability, net of current portion. . . . . . . . . . . . .       337,386
    Long-term debt, related parties. . . . . . . . . . . . . . . . . . . . .        88,686         82,894
                                                                             -------------  -------------
      Total Liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . .     7,076,919      4,162,667

  Commitments and contingencies. . . . . . . . . . . . . . . . . . . . . . .             -              -

  Stockholders' (Deficiency):
    Preferred Stock 7% Convertible $.01 par value authorized
      10,000,000; issued and outstanding at September 30, 2004
      and December 31, 2003:
      Series A  66,667 shares liquidation preference $60,000 . . . . . . . .           667            667
      Series B  611,111 shares liquidation preference $550,000 . . . . . . .         6,111          6,111

    Common Stock, $.001 par value; authorized 160,000,000;
      issued and outstanding 76,368,155 shares at September 30, 2004
      and 52,506,720 at December 31, 2003                                           76,368         52,507
    Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . .    21,895,330     15,726,953
    Deferred compensation. . . . . . . . . . . . . . . . . . . . . . . . . .       (82,500)      (105,000)
    Accumulated other comprehensive expense. . . . . . . . . . . . . . . . .       (50,416)       (49,396)
    Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . . .   (25,434,493)   (19,573,284)
                                                                              -------------  -------------
      Total Stockholders' (Deficiency) . . . . . . . . . . . . . . . . . . .    (3,588,933)    (3,941,442)
                                                                              -------------  -------------
  Total Liabilities and Stockholders' (Deficiency) . . . . . . . . . . . . .  $  3,487,986   $    221,225
                                                                              =============  =============



THE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.




                                         WORLDWATER CORP. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                              FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                             AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003



                                                                   3 Months Ended            9 MontHs Ended
                                                             9/30/2004     9/30/2003     9/30/2004     9/30/2003
                                                            ------------  ------------  ------------  ------------

Revenue:
    Equipment sales. . . . . . . . . . . . . . . . . . . .  $         -   $    23,249   $ 4,000,000   $ 1,107,485
    Grant revenue. . . . . . . . . . . . . . . . . . . . .       61,040        53,568       217,514       116,593
                                                            ------------  ------------  ------------  ------------
        Total. . . . . . . . . . . . . . . . . . . . . . .       61,040        76,817     4,217,514     1,224,078
                                                            ------------  ------------  ------------  ------------
Cost of goods sold:
    Cost of equipment sales. . . . . . . . . . . . . . . .      241,313        28,676     4,003,397       772,130
    Cost of grant revenue. . . . . . . . . . . . . . . . .       70,356        48,000       230,985       101,083
                                                            ------------  ------------  ------------  ------------
                                                                311,669        76,676     4,234,382       873,213
                                                            ------------  ------------  ------------  ------------

Gross Profit (Loss). . . . . . . . . . . . . . . . . . . .     (250,629)          141       (16,868)      350,865
                                                            ------------  ------------  ------------  ------------
Operating Expenses:
    Marketing, general and administrative expenses . . . .      827,646       613,631     2,348,327     2,087,634
    Debt and equity sourcing fees and commissions. . . . .      782,514       316,967     1,726,082       381,967
    Research and development expense . . . . . . . . . . .       60,577        90,862       155,167       278,342
                                                            ------------  ------------  ------------  ------------
        Total Expenses . . . . . . . . . . . . . . . . . .    1,670,737     1,021,460     4,229,576     2,747,943
                                                            ------------  ------------  ------------  ------------
Loss from Operations . . . . . . . . . . . . . . . . . . .   (1,921,366)   (1,021,319)   (4,246,444)   (2,397,078)
                                                            ------------  ------------  ------------  ------------
Other Expense (Income)
    Interest expense (income), net . . . . . . . . . . . .      333,225       201,763     1,588,090       422,160
    Sale of vehicle. . . . . . . . . . . . . . . . . . . .       (2,200)            -        (2,200)            -
                                                            ------------  ------------  ------------  ------------
        Total Other Expense (Income), Net. . . . . . . . .      331,025       201,763     1,585,890       422,160
                                                            ------------  ------------  ------------  ------------
Loss before income taxes . . . . . . . . . . . . . . . . .   (2,252,391)   (1,223,082)   (5,832,334)   (2,819,238)
                                                            ------------  ------------  ------------  ------------

  Accretion of preferred stock dividends . . . . . . . . .       (9,625)       (9,625)      (28,875)      (28,875)

Net Loss Applicable to Common Shareholders . . . . . . . .  $(2,262,016)  $(1,232,707)  $(5,861,209)  $(2,848,113)
                                                            ============  ============  ============  ============
Net loss applicable per Common Share (basic and diluted):.  $     (0.03)  $     (0.02)  $     (0.10)  $     (0.06)

Shares used in Per Share Calculation:
     Average . . . . . . . . . . . . . . . . . . . . . . .   67,076,669    51,064,690    60,959,673    50,600,827



  THE  NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS  ARE  AN  INTEGRAL  PART  OF  THESE  STATEMENTS.



                               WORLDWATER  CORP.  AND  SUBSIDIARIES
                        CONDENSED CONSOLIDATED  STATEMENT  OF  CASH  FLOWS
                       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003


                                                                         9/30/2004     9/30/2003
                                                                        ------------  ------------
Cash Flows from Operating Activities:
    Net loss before accretion of preferred dividends . . . . . . . . .  $(5,832,334)  $(2,819,238)
                                                                        ------------  ------------
    Adjustments to reconcile net loss to
       net cash used in operating activities:
           Non-cash compensation expense related to warrants issued. .            -
           Amortization of interest expense. . . . . . . . . . . . . .      723,145       118,655
           Depreciation. . . . . . . . . . . . . . . . . . . . . . . .       26,429        26,633
           Beneficial conversion of convertible notes. . . . . . . . .      427,167       192,334
           Issuance of warrants for services . . . . . . . . . . . . .    1,036,391       158,217
           Issuance of stock for service . . . . . . . . . . . . . . .      222,268       131,500
           Issuance of stock for conversion of debt. . . . . . . . . .            -
           Amortization of deferred compensation . . . . . . . . . . .       22,500        22,500
          (Gain) / Loss on sale of vehicle . . . . . . . . . . . . . .       (2,200)
           Changes in assets and liabilities:
               Accounts receivable . . . . . . . . . . . . . . . . . .   (1,013,671)     (299,431)
               Inventory . . . . . . . . . . . . . . . . . . . . . . .       (4,874)
               Deferred contract costs . . . . . . . . . . . . . . . .   (1,995,761)      583,643
               Construction in process . . . . . . . . . . . . . . . .            -
               Prepaid expenses. . . . . . . . . . . . . . . . . . . .      (89,091)      (13,009)
               Accounts payable and other accrued expenses . . . . . .    1,615,772       349,455
               Customer deposits . . . . . . . . . . . . . . . . . . .      539,558      (243,172)
               REC guarantee liability . . . . . . . . . . . . . . . .      393,617             -
                                                                        ------------  ------------
                   Net Cash (Used in) Operating Activities . . . . . .   (3,926,410)   (1,553,615)
                                                                        ------------  ------------

Cash Flows from Investing Activities:
    Purchase of equipment and leasehold improvements . . . . . . . . .      (23,776)      (12,318)
    Proceeds from sale of vehicle. . . . . . . . . . . . . . . . . . .        2,200
    Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (40,003)
                                                                        ------------
                   Net Cash Provided by (Used in) Investing Activities      (21,576)      (52,321)
                                                                        ------------  ------------

Cash Flows from Financing Activities:
    Proceeds from issuance of common stock . . . . . . . . . . . . . .    1,950,000             -
    Proceeds from issuance of long-term debt and warrants. . . . . . .    1,258,750     1,675,000
    Proceeds from issuance of notes payable. . . . . . . . . . . . . .      936,403       613,000
    Proceeds from exercise of warrants and stock options . . . . . . .      381,503        15,000
    Payments on long-term debt . . . . . . . . . . . . . . . . . . . .     (406,752)       (4,761)
    Payments on notes payable. . . . . . . . . . . . . . . . . . . . .            -      (572,500)
                                                                        ------------  ------------

                   Net Cash Provided by Financing Activities . . . . .    4,119,904     1,725,739
                                                                        ------------  ------------

Net effect of currency translation on cash . . . . . . . . . . . . . .       (1,020)      (15,805)
                                                                        ------------  ------------
Net Increase (Decrease) in Cash. . . . . . . . . . . . . . . . . . . .      170,898       103,998

Cash and cash equivalents at Beginning of Year . . . . . . . . . . . .       59,045       140,574
                                                                        ------------  ------------

Cash and cash equivalents at End of  Third Quarter . . . . . . . . . .  $   229,943   $   244,572
                                                                        ============  ============





THE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

                             WORLDWATER  CORP.  AND  SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT  OF  STOCKHOLDERS' DEFICIENCY
                              FOR  THE PERIOD  ENDED  SEPTEMBER  30,  2004
                                            (UNAUDITED)

                                                                                                                Additional
                                                                                                                Paid-In
                                                              Common Stock                 Preferred Stock      Capital
                                                          Shares        Par Value       Shares       Par Value   (Common)
                                                    ------------  ----------------  -----------  ----------  ------------
Balance, December 31, 2003. . . . . . . . . . . .     52,506,720  $         52,507      677,778  $    6,778  $ 15,146,564
                                                      ------------        --------   -----------      ------   -----------
Preferred stock
   - Accretion of dividends . . . . . . . . . . .              -                 -            -           -             -
Amortization of deferred compensation . . . . . .              -
     and restricted stock . . . . . . . . . . . .              -                 -            -           -             -
Warrants granted for compensation including
     commissions on financing and associated advisory          -                 -            -           -     1,709,786
Beneficial conversion feature of
     convertible notes. . . . . . . . . . . . . . . .          -                 -            -           -       427,167
Conversion of convertible notes . . . . . . . . . . .   9,699,999            9,700            -           -     1,335,300
Issuance of common stock for cash . . . . . . . . . .  10,772,727           10,773            -           -     1,939,227
Issuance of common stock for
     warrants exercised . . . . . . . . . . . . . . .   1,545,667            1,546            -           -       272,304
Issuance of common stock for services . . . . . . . .     946,000              946            -           -       221,322
Issuance of common stock in lieu of interest . . . .      261,206              261                        -        71,847
Exercise of stock options . . . . . . . . . . . . . .     635,836              635            -           -       107,018
Options granted in lieu of interest . . . . . . . . .                                                  -        55,531

Comprehensive loss:
  Net loss. . . . . . . . . . . . . . . . . . . . . .          -                 -            -           -             -
Other comprehensive expense -
  Currency translation adjustment . . . . . . . . . .          -                 -            -           -             -
Total comprehensive loss. . . . . . . . . . . . . . .          -                 -            -           -             -
                                                       ---------  ----------------  -----------  ----------  ------------

Balance, September 30, 2004. . . . . . . . . . . . .  76,368,155  $         76,369      677,778  $    6,778  $ 21,286,066
                                                    ============  ================  ===========  ==========  ============

                                                Additional                                Accumulated
                                                Paid-In                                   Other
                                                Capital      Deferred       Accumulated   Comprehensive
                                                (Preferred)  Compensation   Deficit       Income (Loss)   Total
                                                -----------   ------------  -------------- --------------  ------------
Balance, December 31, 2003. . . . . . . . .  $      580,389  $   (105,000)  $(19,573,284)  $    (49,396)  $(3,941,442)
                                                -----------   -------------  ------------  -------------  ------------
Preferred stock
   - Accretion of dividends . . . . . . . .          28,875               -      (28,875)              -             -
Amortization of deferred compensation
     and restricted stock . . . . . . . . .               -          22,500            -               -        22,500
Warrants granted for compensation including
     commissions on financing and associated
     advisory                                             -               -            -               -     1,709,786
Beneficial conversion feature of
     convertible notes. . . . . . . . . . . .             -               -            -               -       427,167
Conversion of convertible notes . . . . . . .             -               -            -               -     1,345,000
Issuance of common stock for cash . . . . . .             -               -            -               -     1,950,000
Issuance of common stock for
     warrants exercised . . . . . . . . . . .             -               -            -               -       273,850
Issuance of common stock for services . . . .             -               -            -               -       222,268
Issuance of common stock in lieu of interest                                                                    72,108

Exercise of stock options . . . . . . . . . .             -               -            -               -       107,653
Options granted in lieu of interest . . . . .             -               -            -               -        55,531

Comprehensive loss:
  Net loss. . . . . . . . . . . . . . . . . .             -               -     (5,832,334)           -    (5,832,334)
Other comprehensive expense -
  Currency translation adjustment . . . . . .             -               -            -         (1,020)       (1,020)
                                                                                                           -----------
Total comprehensive loss. . . . . . . . . . .             -               -            -              -    (5,833,354)
                                              -----------      ------------     -----------   ----------  -----------

Balance, September 30, 2004. . . . . . . . . $     609,264        ($82,500)   ($25,434,493)   $  (50,416)  $(3,588,933)
                                               ===========     ============   =============   ==========  ============

THE NOTES TO CONDENSED CONSOLIDATED  FINANCIAL  STATEMENTS  ARE AN INTEGRAL PART OF THESE STATEMENTS.




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

AT SEPTEMBER 30, 2004, THE COMPANY HAD A WORKING CAPITAL DEFICIENCY OF $903,697. THE COMPANY HAD A STOCKHOLDERS DEFICIENCY OF $3,588,933 AS OF SEPTEMBER 30, 2004.



2.     NATURE  OF  THE  BUSINESS  AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         DESCRIPTION  OF  THE  BUSINESS

THE COMPANY OPERATES IN ONE BUSINESS SEGMENT FOCUSED ON APPLYING SOLAR ENERGY TO DRIVE MOTORS TRADITIONALLY DRIVEN BY ALTERNATING CURRENT (AC) BY CONVERSION OF DIRECT CURRENT (DC) POWER PRODUCED FROM SOLAR (PHOTOVOLTAIC) POWER WITH AN HISTORICAL EMPHASIS ON DELIVERING WATER DELIVER SOLUTIONS. THE COMPANY HAS DEVELOPED ELECTRICAL CONVERSION TECHNOLOGY AND DESIGNED AND CONSTRUCTED SOLAR POWERED WATER MANAGEMENT SOLUTIONS BOTH INTERNATIONALLY AND DOMESTICALLY. THE COMPANY HAS PERFORMED SOLAR ENERGY AND WATER MANAGEMENT ADVISORY CONSULTING SERVICES FOR AND SERVED AS SUPPLIER OF IMPLEMENTATION EQUIPMENT TO GOVERNMENTAL ENTITIES WORLDWIDE AND COMMERCIAL ENTERPRISES DOMESTICALLY. THE COMPANY PROVIDED SERVICES FOR CLIENTS AND CUSTOMERS IN THE UNITED STATES, AND IN DEVELOPING COUNTRIES, PRINCIPALLY THE PHILIPPINES, DURING THE FIRST THREE QUARTERS OF 2004.


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


         ACCOUNTING  FOR  INCOME  TAXES

DEFERRED  TAX ASSETS  AND  LIABILITIES  ARE  DETERMINED  BASED ON THE  TEMPORARY
DIFFERENCES BETWEEN THE FINANCIAL REPORTING AND THE TAX BASIS OF ASSETS AND LIABILITIES, APPLYING ENACTED STATUTORY TAX RATES IN EFFECT FOR THE YEAR IN WHICH THE DIFFERENCES ARE EXPECTED TO REVERSE. FUTURE TAX BENEFITS, SUCH AS NET OPERATING LOSS CARRYFORWARDS, ARE RECOGNIZED TO THE EXTENT THAT REALIZATION OF THESE BENEFITS IS CONSIDERED MORE LIKELY THAN NOT. THE COMPANY HAS RECORDED A FULL VALUATION ALLOWANCE AGAINST THE DEFERRED TAX ASSETS AND TAX LIABILITIES.



         CASH  AND  CASH  EQUIVALENTS

THE COMPANY CONSIDERS ALL HIGHLY LIQUID INVESTMENTS WITH AN ORIGINAL MATURITY OF THREE MONTHS OR LESS TO BE CASH EQUIVALENTS. THE CARRYING AMOUNT OF CASH AND CASH EQUIVALENTS APPROXIMATES ITS FAIR VALUE DUE TO ITS SHORT-TERM NATURE.

         INVENTORY

INVENTORY IS STATED AT THE LOWER OF COST OR MARKET DETERMINED BY THE FIRST-IN, FIRST-OUT (FIFO) METHOD. HISTORICALLY, INVENTORY HAS CONSISTED MAINLY OF
PURCHASED SYSTEM COMPONENTS. AS OF SEPTEMBER 30, 2004 AND DECEMBER 31, 2003 THE COMPANY HAD NO NET INVESTMENT IN INVENTORY.




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


ACCORDINGLY, NO COMPENSATION COST HAS BEEN RECOGNIZED FOR THE STOCK OPTION PLANS BECAUSE THE EXERCISE PRICE OF EMPLOYEE STOCK OPTIONS EQUALS THE MARKET PRICES OF THE UNDERLYING STOCK ON THE DATE OF GRANT, EXCEPT FOR THE RESTRICTED STOCK
GRANTED TO THE CHAIRMAN DESCRIBED IN NOTE 10. HAD COMPENSATION COST BEEN DETERMINED BASED ON THE FAIR VALUE AT THE GRANT DATE FOR AWARDS IN THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003, RESPECTIVELY, CONSISTENT WITH THE PROVISIONS OF SFAS NO. 123, THE COMPANY'S NET INCOME AND EARNINGS PER SHARE WOULD HAVE BEEN REDUCED TO THE PRO FORMA AMOUNTS INDICATED BELOW.


IN ACCORDANCE WITH SFAS NO. 148 "ACCOUNTING FOR STOCK-BASED COMPENSATION-TRANSITION AND DISCLOSURE, "THE EFFECT ON NET INCOME (LOSS) AND NET INCOME (LOSS) PER SHARE IF THE COMPANY HAD APPLIED THE FAIR VALUE RECOGNITION PROVISIONS OF SFAS NO. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION," TO STOCK-BASED EMPLOYEE COMPENSATION IS AS FOLLOWS:

                                                    NINE  MONTHS  ENDED  SEPTEMBER 30,
                                                         2004                2003
                                                         ----                ----
NET  LOSS  APPLICABLE  TO  COMMON  SHAREHOLDERS,
 AS  REPORTED  -                                   $(5,861,209)           $(2,848,113)

ADD:  STOCK  BASED  EMPLOYEE  COMPENSATION
      EXPENSE  INCLUDED  IN  NET  LOSS,
      NET  OF  RELATED  TAX  EFFECTS                    22,500                 22,500

DEDUCT:  TOTAL  STOCK  BASED  EMPLOYEE
         COMPENSATION  EXPENSE  DETERMINED
         UNDER  FAIR  VALUE  BASED  METHOD
         FOR  ALL  AWARDS,  NET  OF  RELATED
         TAX  EFFECTS                                 (264,118)                    (0)
                                                  ------------            ------------
     PRO  FORMA  NET  LOSS                         $(5,922,827)           $(2,796,738)

EARNINGS  PER  SHARE:
         BASIC-AS  REPORTED                       $      (0.10)           $     (0.06)
         BASIC-PRO  FORMA                         $      (0.10)           $     (0.05)
         DILUTED-AS  REPORTED                     $      (0.10)           $     (0.06)
         DILUTED-PRO  FORMA                       $      (0.10)           $     (0.05)





         EQUITY  SECURITY  TRANSACTIONS

SINCE INCEPTION, THE BOARD OF DIRECTORS HAS ESTABLISHED THE FAIR VALUE OF COMMON STOCK BASED UPON QUOTED MARKET PRICES EXISTING AT THE DATES SUCH EQUITY TRANSACTIONS OCCURRED.



         NET  LOSS  PER  COMMON  SHARE

BASIC LOSS PER SHARE INCLUDES NO DILUTION AND IS COMPUTED BY DIVIDING THE LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS BY THE WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING FOR THE PERIOD. DILUTED LOSS PER SHARE REFLECTS THE POTENTIAL DILUTION OF SECURITIES THAT COULD SHARE IN OUR EARNINGS. AS PRESENTED, OUR BASIC AND DILUTED LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS IS BASED ON THE WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING DURING THE PERIOD AND DOES NOT INCLUDE OTHER POTENTIAL COMMON SHARES, INCLUDING SHARES ISSUABLE UPON EXERCISE OF OPTIONS (6,838,504), WARRANTS (27,926,449) AND CONVERSION RIGHTS (14,587,561), TOTALING 49,352,514 SHARES, SINCE THEIR EFFECT WOULD BE ANTIDILUTIVE DUE TO THE COMPANY'S LOSSES.


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


         ADVERTISING  COSTS

ADVERTISING COSTS ARE EXPENSED AS INCURRED. SUCH EXPENSE FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 WAS $49,930 AND $ 12,657, RESPECTIVELY.







3.       EQUIPMENT  AND  LEASEHOLD  IMPROVEMENTS

         EQUIPMENT AND LEASEHOLD IMPROVEMENTS CONSIST OF THE FOLLOWING AT SEPTEMBER 30,2004:


         COMPUTERS                                                 $   55,219
         OFFICE  FURNITURE  AND  EQUIPMENT                            114,887
         TEST  AND  ASSEMBLY  FIXTURES                                 34,140
         VEHICLES                                                      92,307
         LEASEHOLD  IMPROVEMENTS                                        8,123
                                                                   ----------
                                                                      304,676
         LESS:  ACCUMULATED  DEPRECIATION                             242,111
                                                                   ----------
         EQUIPMENT  AND  LEASEHOLD  IMPROVEMENTS,  NET              $  62,565
                                                                   ==========


4.       ACCOUNTS  PAYABLE  AND  ACCRUED  EXPENSES

         ACCOUNTS PAYABLE AND ACCRUED EXPENSES CONSIST OF THE FOLLOWING AT SEPTEMBER 30, 2004 AND DECEMBER 31, 2003:

                                           SEPTEMBER  30,           DECEMBER 31,
                                                 2004                 2003
                                                 ----                 ----
   ACCOUNTS  PAYABLE  -  EQUIPMENT  SALES   $  1,368,396          $
   ACCOUNTS  PAYABLE  -  OTHER                   460,391            695,986
   ACCRUED  INTEREST                             343,980            266,123
   ACCRUED  SALARIES                             519,525            447,880
   ACCRUED  SALES  COMMISSIONS                   113,504            105,000
   ACCRUED  FINANCING  COMMISSION                130,000
   ACCRUED  PAYROLL  TAXES                        64,132             80,466
   ACCRUED  AUDIT  FEES                           49,720             50,000
   ACCRUED  WARRANTY  RESERVE                    104,500             27,206
   ACCRUED  CONSULTING                            31,878             24,000
   OTHER  ACCRUED  EXPENSES                       17,051             18,491
                                             -----------        -----------
                                            $  3,203,077         $1,715,152
                                             ===========        ===========

INORDER TO PROVIDE SECURITY OF PAYMENT TO AN EQUIPMENT SALES VENDOR THE COMPANY ENTERED INTO A CREDIT FACILITY WITH A SHAREHOLDER WHO HAS PROVIDED THE VENDOR A $572,340 LETTER OF CREDIT. THE CREDIT FACILITY MATURES DECEMBER 15,2004. THE ACCRUED FINANCING COMMISSION RECORDED ABOVE IS BEING DISBUTED BY THE COMPANY IN ON-GOING NEGOTIATIONS.


5.       SECURITIES  PURCHASE  AGREEMENT

          ON APRIL 1, 2004 THE COMPANY ENTERED INTO A SECURITIES PURCHASE AGREEMENT (SPA) WITH SBI BRIGHTLINE VIII LLC ("PURCHASER")CALLING FOR THE SALE OF COMMON STOCK AND ISSUANCE OF WARRANTS AS DESCRIBED IN THE TABLE BELOW. DURING THE THIRD QUARTER THE COMPANY HAS ISSUED AND SOLD TO THE PURCHASER 9,772,728 SHARES OF COMMON STOCK INCLUDED IN THE FIRST TWO TRANCHES AS DESCRIBED BELOW. INCONJUNCTION WITH THE SALE OF THE STOCK, THE COMPANY ISSUED 2,931,818 WARRANTS INCLUDED IN THE FIRST TWO TRANCHES DESCRIBED BELOW. IN OCTOBER 2004 THE COMPANY ISSUED AND SOLD THE REMAINING SHARES (2,227,273) AND WARRANTS (668,182) OF THE SECOND TRANCHE.


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



THE TRADING PRICE OF THE COMPANY'S COMMON STOCK DURING THE SEVERAL WEEK PERIOD LEADING UP TO APRIL 1, 2004 WAS GENERALLY GREATER THAN THE PRICE PER SHARE FOR TRANCHE NO. 1 SHARES THAT MAY BE SOLD UNDER THE SPA; HOWEVER, THE AVERAGE CLOSING PRICE DURING MARCH 2004 WAS SLIGHTLY MORE THAN $0.20 PER SHARE AND THE
AVERAGE SHARE PRICE OF ALL OF THE SHARES TO BE SOLD UNDER THE SPA IS SLIGHTLY MORE THAN $0.21 PER SHARE.

6.   LONG-TERM  DEBT  AND  NOTES  PAYABLE

    LONG-TERM DEBT (INCLUDING CONVERTIBLE DEBT) AND NOTES PAYABLE CONSIST OF THE FOLLOWING UNCOLLATERALIZED LOANS OUTSTANDING ATSEPTEMBER 30, 2004:

                                                                                              Interest Payment
                                                      Stated       Effective                    At Option of
Date of                                               Interest     Interest     Interest       Holder -Common
Issuance       Maturity Date      Holders of Loans     Rate          Rate        Period         Stock or Cash
---------------------------------------------------------------------------------------------------------------
                                                                                 Majority
Prior to 2004   On Demand       Qualified Individuals  0% to 10%  0% to 15%      Monthly             No


2nd Qtr 2004     October 2005    Foreign Credit Unions   15%          15%         Monthly             NO


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


                                                       Not stated
                                Qualified Individual   -imputed
1995             Not Stated        Investors            at 4.5%       4.5%       Not stated           N/A


                  Stated
                Maturity Date   Qualified Individual
1992            October 1997         Investor            8%            8%         MATURITY            No


                                Qualified Individual
1995            On Demand            Investors           10%          10%         MATURITY            No


                                                                                  Monthly
                                                                                 Interest
                                     PNC Bank,                                  & Principal
                                  (Guaranteed By                                payments of
2001               2008             Chairman)            8%                        $813               No

                                                                Beneficial
                 Conversion                                     Conversion
                   Price                  No. of Common          Interest
Date of             of                       Shares             Recorded in                         Net Amount
Issuance         Common Stock            Convertible Into          2004           Face Amount      Outstanding
----------------------------------------------------------------------------------------------------------------
Prior to 2004                                                                     $   96,990        $   96,990

2nd Qtr 2004                                                                          800,000          800,000

1st Qtr 2004       $0.150                 6,083,667             $427,167             912,550           602,680


2003                0.150                8,133,333                                 1,220,000           901,680


1995                0.495                   106,061                                    52,500            52,500


1992                0.400                   125,000                                    50,000            50,000


1995                0.400                   139,500                                    53,000            53,000


2001                N/A                      N/A                                       33,622            33,622
                                         ----------                               -----------      ------------
                                         14,587,561                  Total        $ 3,218,662       $ 2,590,472
                                         ==========                              ============
                                                           Less current maturities                      259,714
                                                                                                  ------------

                                                           Total Long-term notes and debt           $ 2,330,758
                                                                                                  =============

IN CONJUNCTION WITH THE STOCK PURCHASE AGREEMENT DESCRIBED ABOVE IN APRIL 2004 THE COMPANY ENTERED INTO A TERM LOAN WITH HIT CREDIT UNION AND HONG KONG LEAGUE CENTRAL CREDIT UNION (THE "LENDERS") AND SBI ADVISORS, LLC AS AGENT FOR THE LENDERS FOR $800,000. A FINANCING FEE OF $80,000 WAS PAID TO THE LENDERS. IN THE THIRD QUARTER THE TERM LOAN WAS AMENDED TO ALLOW FOR BORROWINGS UP TO $1,000,000 AND AMOUNTS BORROWED TO BE REPAID AND RE-BORROWED FROM TIME TO TIME, THE INTEREST RATE WAS LOWERED TO 15% AND THE MATURITY DATE WAS EXTENDED TO OCTOBER 31,2005.


THE FINANCIAL ADVISOR TO THE LENDERS,SBI ADVISORS, LLC, HAS RECEIVED FIVE YEAR WARRANTS TO PURCHASE 600,000 COMMON STOCK SHARES EXERCISABLE AT $0.30 AS PLACEMENT AGENT FOR THIS TRANSACTION. COMPENSATION EXPENSE OF $38,000 AND
$138,000 AS BEEN RECORED IN THE THIRD QUARTER AND FIRST NINE MONTHS IN RECOGNITION OF THE WARRANTS ISSUED. OF COMPENSATION EXPENSE HAS BEEN RECORDED IN THE SECOND QUARTER OF 2004.




7.     RELATED  PARTY  NOTE  PAYABLE  TRANSACTIONS

                                                         SEPTEMBER
                                                           2004
                                                           ----
         DIRECTORS                                      $  91,686
         OFFICERS  AND  EMPLOYEES                         123,993
                                                         --------
             TOTAL                                        215,679

         LESS  CURRENT  MATURITIES                        126,993
                                                         --------

         LONG TERM NOTE PAYABLE, RELATED PARTY          $  88,686
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

ALL  OTHER  AMOUNTS  PAYABLE  TO  DIRECTORS  AND EMPLOYEES ARE  DUE  ON  DEMAND.
INTEREST  ON  THESE  NOTES  ACCRUE  AT  10%  PER  ANNUM.

THE  CHAIRMAN  HAS  GUARANTEED  $36,060  BORROWED  FROM  PNC  BANK,  NA.

INCLUDED IN ACCRUED SALES COMMISSIONS AS OF SEPTEMBER 30, 2004 IS $33,622 OWED THE CHAIRMAN UNDER THE MANAGEMENT SERVICES FEE AGREEMENT DATED APRIL 1, 1991 EXPIRING DECEMBER 31, 2005 CALLING FOR A MANAGEMENT SERVICES/SALES INCENTIVE FEE EQUAL TO ONE-HALF PERCENT (0.5%) OF THE COMPANY'S GROSS PRODUCT REVENUES LESS ANY RELATED PRODUCT RETURNS, REBATES, ALLOWANCES, FREIGHT CHARGES, TARIFFS AND SALES TAXES, NOT TO EXCEED $250,000 PER ANNUM.




































8.  WARRANT  TRANSACTIONS

    WARRANT TRANSACTIONS CONSISTED OF THE FOLLOWING DURING THE FIRST THREE QUARTERS OF 2004:



                                                                                Fiscal 2004 Transactions

                                                                                        Addition to        Interest
                                                  Exercisable       Stock Price           Paid In          Expense
                                                   Warrants            Range              Capital         Recognized

Warrants Outstanding As of December 31, 2003       17,978,999     $ 0.10 to $0.50
                                                  ------------    ----------------
Detachable warrants issued in conjunction
with obtaining $1,262,550 in convertible notes      5,638,667          0.30             $ 593,900

Detachable warrants issued in conjunction with
the issuance of $150,000 of restricted common
stock shares                                          670,000          0.20             $  80,400         $  80,400

Warrants issued in consideration for
extensions of short-term loans by a Director
and Shareholders                                      525,000          0.15                46,000            46,000

Exercise of Warrants (capital addition included
 in the STOCK TRANSACTIONS Note)                     (100,000)         0.15

Expiration of Outstanding Warrants                    (20,000)
                                                 ------------     ---------------       ---------         ---------
                                                    6,713,667                             720,300           126,400


Warrants Outstanding As of March 31, 2004          24,692,666     $ 0.10 to $0.50
                                                 -------------    ---------------

Warrants issued in consideration for services
rendered in raising debt and equity on
behalf of the Corporation                           1,658,995       0.15 to 0.30          522,562           522,562

Exercise of Warrants (capital addition included
in the STOCK TRANSACTIONS Note)                      (999,000)      0.10 to 0.15

Expiration of Outstanding Warrants                    (40,000)
                                                 -------------     -------------        ---------         ---------
                                                      619,995                             522,562           522,562
                                                 -------------                          ---------         ---------
Warrants Outstanding As of June 30, 2004           25,312,661     $0.10 to $0.50       $1,242,862         $ 648,962
                                                 -------------     -------------        ---------         ---------
Warrants issued in consideration for services
rendered in raising debt and equity on
behalf of the Corporation                           3,705,455       0.17 to 0.33          468,000           468,000

Exercise of Warrants (capital addition included
in the STOCK TRANSACTIONS Note)                      (446,667)          0.30

Expiration of Outstanding Warrants                   (645,000)
                                                 -------------     -------------        ---------         ---------
                                                    2,613,788                             468,000           468,000
                                                 -------------                          ---------         ---------
Warrants Outstanding As of September 30, 2004      27,926,449     $0.15 to $0.50       $1,710,862       $ 1,116,962
                                                 =============    ==============        =========         =========



















9.  COMMON  STOCK  TRANSACTIONS


COMMON STOCK TRANSACTIONS DURING THE FIRST THREE QUARTERS OF 2004 CONSISTED OF THE FOLLOWING:

COMMON STOCK TRANSACTIONS DURING THE FIRST THREE QUARTERS OF 2004 CONSISTED OF THE FOLLOWING:

                                                                                                Fiscal 2004

                                                                                           Addition to
                                                                                             Common        Addition To
                                                                                Price Per   Stock Par     Capital Paid-    Expense
                                                                      Shares      Share       Value            In        Recognized

Shares Issued and Outstanding December 31, 2003                     52,506,720                $52,507  $15,146,564
                                                                   -----------                -------  -----------

Conversion of a Convertible Loan totaling $440,000. . . . . .        3,666,666      0.12      3,667          436,333

Restricted shares sold in private placement . . . . . . . . .        1,000,000      0.15      1,000          149,000

Shares issued as compensation for services provided including
investor relations, political advisory and financing assistance        525,000    0.15-0.17     525           80,475      81,000

Warrants exercised. . . . . . . . . . . . . . . . . . . . . .          100,000      0.15        100           14,900

Stock options exercised . . . . . . . . . . . . . . . . . . .           33,333      0.15         33            4,967
                                                                  ------------              -------      -----------    --------
Change for Quarter Ended March 31, 2004 . . . . . . . . . . .        5,324,999                5,325          685,675      81,000
                                                                  ------------              -------      -----------    --------

Shares Outstanding March 31, 2004                                   57,831,719
                                                                  ------------

Conversion of a Convertible Loan totaling $350,000. . . . . .        2,333,333      0.15      2,333          347,667

Shares issued as compensation for services provided including investor relations, political advisory and financing assistance,
and repayment of a $5,000 loan                                         288,000    0.22-0.44      288          102,992      98,280

Warrants exercised. . . . . . . . . . . . . . . . . . . . . .          999,000    0.10-0.15     999          123,851

Stock options exercised . . . . . . . . . . . . . . . . . . .          538,337    0.15-0.34     538           91,672
                                                                  ------------              -------      -----------    --------
Change for Quarter Ended June 30, 2004 . . . . . . . . . . .         4,158,670                4,158          666,182      98,280
                                                                  ------------              -------      -----------    --------
Balance, June 30, 2004                                              61,990,389                9,483         1,351,857    179,280
                                                                  ------------              -------       -----------    -------

Shares sold under Stock Purchase Agreement . . . . . . . . . .        9,772,727   0.15-0.34    9,773       1,790,227

Conversion of Convertible Loans totaling $555,000. . . . . .          3,700,000      0.15      3,700         551,300

Shares issued in lieu of payment of cash for interest. . . . . .        261,206   0.23-0.33      261          71,847

Shares issued as compensation for services provided including investor relations, political advisory and financing assistance,
and payment of accounts payable of $28,000                              133,000   0.28-0.30      133          37,767       9,900

Warrants exercised. . . . . . . . . . . . . . . . . . . . . .           446,667      0.30        447         133,553

Stock options exercised . . . . . . . . . . . . . . . . . . .            64,166      0.15         64           9,561
                                                                   ------------              -------      -----------    --------
Change for Quarter Ended September 30, 2004 . . . . . . . .          14,377,766               14,378       2,594,255       9,900
                                                                   ------------              -------      -----------    --------
Balance, September 30, 2004                                          76,368,755              $76,368    $ 19,092,676     $189,180
                                                                   ============              =======    ============    =========






10.       RESTRICTED  STOCK  AGREEMENT  WITH  CHAIRMAN

     IN JULY 2002, WORLDWATER CORP. GRANTED 1,000,000 SHARES OF RESTRICTED STOCK TO ITS CHAIRMAN. THE COMPENSATION EXPENSE FOR THE RESTRICTED STOCK WAS BASED ON THE MARKET PRICE OF THE COMPANY STOCK AT THE TIME OF THE GRANT ($0.15) AND IS BEING AMORTIZED ON A STRAIGHT-LINE BASIS OVER THE FIVE YEAR VESTING PERIOD. THE CHAIRMAN HAS THE RIGHT TO VOTE ALL SHARES SUBJECT TO THE GRANT, WHETHER OR NOT THE SHARES HAVE VESTED. THE RESTRICTION IS BASED UPON CONTINUOUS SERVICE. THE BALANCE OF UNEARNED COMPENSATION RELATED TO THESE RESTRICTED SHARES AS OF SEPTEMBER 30, 2004 WAS $82,250. COMPENSATION EXPENSE RECOGNIZED DURING THE NINE MONTHS ENDED SEPTEMBER 30, 2004 FOR THE RESTRICTED SHARES GRANTED WAS $22,750.




11.  SIGNIFICANT  RISKS  AND  UNCERTAINTIES

CONCENTRATION  ON  CASH  BALANCE

THE COMPANY MAINTAINS ITS CASH IN BANK DEPOSIT ACCOUNTS, WHICH, AT TIMES, MAY EXCEED FEDERALLY INSURED LIMITS. THE COMPANY HAS NOT EXPERIENCED ANY LOSSES IN SUCH ACCOUNTS. THE COMPANY BELIEVES IT IS NOT EXPOSED TO ANY SIGNIFICANT CREDIT RISK ON CASH AND CASH EQUIVALENTS.


MAJOR  CUSTOMERS

THE COMPANY HAD TWO MAJOR CUSTOMERS THAT ACCOUNTED FOR 95% OF TOTAL REVENUES DURING THE NINE MONTHS ENDED SEPTEMBER 30, 2004, AND VIRTUALLY ALL OF THE ACCOUNTS RECEIVABLE AND CUSTOMER DEPOSITS AS OF SEPTEMBER 30, 2004



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


INTELLECTUAL  PROPERTY  RIGHTS

THE  COMPANY  RELIES  ON  A  VARIETY  OF  INTELLECTUAL  PROPERTY  RIGHTS  IN THE
MANUFACTURE OF OUR PRODUCTS. THE COMPANY MAY NOT BE ABLE TO PRESERVE THESE INTELLECTUAL PROPERTY RIGHTS IN THE FUTURE AND THESE RIGHTS COULD BE INVALIDATED, CIRCUMVENTED OR CHALLENGED. IN ADDITION, THE LAWS OF SOME FOREIGN COUNTRIES IN WHICH OUR EQUIPMENT MAY BE SOLD DO NOT PROTECT INTELLECTUAL PROPERTY RIGHTS TO THE SAME EXTENT OF THE UNITED STATES. FAILURE TO PROTECT OUR PROPRIETARY INFORMATION AND SUCCESSFUL INTELLECTUAL PROPERTY CHALLENGES OR INFRINGEMENT PROCEEDINGS AGAINST THE COMPANY COULD MATERIALLY AND ADVERSELY AFFECT THE COMPANY'S COMPETITIVE POSITION.


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


GOVERNMENT  INCENTIVES

THE COMPETITIVENESS OF OUR TECHNOLOGY AND EQUIPMENT IS VERY MUCH DEPENDENT UPON GOVERNMENTAL REBATES AND INCENTIVES. IF THE GOVERNMENTAL REBATES AND INCENTIVES WERE TO BE MATERIALLY REDUCED OR ELIMINATED OUR BUSINESS AND REVENUES COULD BE MATERIALLY AND ADVERSELY AFFECTED.

THE COMPANY MARKETS ITS PRODUCTS TO DEVELOPING NATIONS. THE ABILITY OF THESE CUSTOMERS TO ORDER AND PAY FOR THE COMPANY'S PRODUCTS AND SERVICES IS DEPENDENT ON A VARIETY OF FACTORS INCLUDING GOVERNMENT APPROVAL, ADEQUATE FUNDING AND VIGOROUS TESTING PROCEDURES.


12.      SUBSEQUENT  EVENTS


IN OCTOBER 2004, SBI BRIGHTLINE VIII LLC COMPLETED THE PURCHASE OF THE SECOND TRANCHE OF COMMON STOCK CALLED FOR UNDER THE STOCK PURCHASE AGREEMENT DESCRIBED ABOVE RESULTING IN $490,000 IN PROCEEDS AND THE ISSUANCE OF 2,227,272 COMMON
SHARES  AND  THE  ISSUANCE  OF  668,182  WARRANTS AT AN EXERCISE PRICE OF $0.22.



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





RESULTS  OF  OPERATIONS

THE COMPANY GENERATED REVENUE FROM THE SALE OF SOLAR EQUIPMENT AND THE RECOGNITION OF GRANT REVENUE DURING THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003. TOTAL REVENUE WAS $ 61,040 IN THE THIRD QUARTER OF 2004 COMPARED TO $76,817 IN THE THIRD QUARTER OF 2003. TOTAL REVENUE WAS $4,217,514 AND $1,224,078 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003, RESPECTIVELY. THE DIFFERENCE IN REVENUE BETWEEN QUARTERS AND BETWEEN YEARS IS ATTRIBUTABLE TO THE COMPANY'S DEPENDENCE ON INDIVIDUAL SYSTEM INSTALLATIONS.


THE COMPANY HAD A MAJOR EQUIPMENT SALES PROJECT IN CONSTRUCTION DURING THE THIRD QUARTER OF 2004. THE PROJECT WAS COMPLETED IN THE FOURTH QUARTER OF 2004 AND OUR CUSTOMER HAS BEEN FORMALLY NOTIFIED BY THE SERVING UTILITY THAT ALL REQUIREMENTS HAVE BEEN MET TO INTERCONNECT AND OPERATE THE 225 KW PHOTOVOLTAIC ELECTRIC GENERATING FACILITY. THE COMPANY USES THE COMPLETED CONTRACT METHOD OF REVENUE RECOGNITION AND THEREORE DID NOT RECOGNIZE REVENUE IN THE THIRD QUARTER FOR THIS PROJECT.


EQUIPMENT SALES AND GRANT REVENUE FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 WERE $4,000,000 AND $217,514, RESPECTIVELY, AS COMPARED TO $1,107,485 AND $116,593, RESPECTIVELY, FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003. EQUIPMENT SALES INCREASED BY $2,892,515 OR 261 % AS COMPARED TO THE PREVIOUS YEAR AND GRANT REVENUE INCREASED BY $100,921 OR 87 %.


IN THE FIRST QUARTER OF 2003 WORLDWATER INSTALLED FOR THE FIRST TIME ITS SOLAR PROPRIETARY TECHNOLOGY SYSTEM TO DRIVE A MAJOR COMMERCIAL REFRIGERATION SYSTEM. THE SYSTEM INSTALLATION RESULTED IN $913,749 IN REVENUE IN 2003. DURING THE SECOND QUARTER OF 2004, THE COMPANY SERVED AS EXCLUSIVE PV SUPPLIER TO THE CONTRACTOR, FOR A ONE-MEGAWATT PV INSTALLATION DELIVERED TO CERRO COSO COMMUNITY COLLEGE IN RIDGECREST, CA. THE AMOUNT OF REVENUE RECORDED FOR THIS PROJECT DURING THE NINE MONTHS ENDED SEPTEMBER 30, 2004 WAS $4,O00,000.

GRANT REVENUE FOR THE QUARTER ENDED SEPTEMBER 30, 2004 WAS $ 61,040, AS COMPARED TO $53,568 FOR THE QUARTER ENDED SEPTEMBER 30, 2003. GRANT REVENUE INCREASED $7,472 OR 14 % AS COMPARED SAME PERIOD IN THE PREVIOUS YEAR.


THE COMPANY ENTERED THE NEW JERSEY AGRICULTURAL MARKET IN 2003. THE NEW JERSEY BOARD OF PUBLIC UTILITIES (BPU) HAS AUTHORIZED A COMPREHENSIVE RANGE OF INCENTIVES. IN DECEMBER 2003,THE COMPANY WAS AWARDED A RENEWABLE ENERGY ECONOMIC DEVELOPMENT GRANT BY BPU IN THE AMOUNT OF $300,234 OF WHICH $ 134,513 WAS FUNDED BY BPU IN 2003 AND DEFERRED UNTIL 2004. DURING THE NINE MONTHS ENDED SEPTEMBER 30, 2004, THE COMPANY COLLECTED $ 90,661 OF THE GRANT AND RECOGNIZED $ 202,514 OF THE GRANT AS REVENUE. IN THE THIRD QUARTER OF 2004, THE COMPANY COLLECTED $25,020 OF THE GRANT AND RECOGNIZED $ 46,040 AS GRANT REVENUE RELATED TO THIS AWARD.


COST  OF  SALES

COST OF SALES FOR THE QUARTER ENDED SEPTEMBER 30, 2004 AND 2003 WERE $311,669 AND $76,676, RESPECTIVELY.

COST OF SALES FOR EQUIPMENT INCREASED $212,637 TO$241,313. DURING THE THIRD QUARTER THE COMPANY COMMENCED CONSTRUCTION OF A CONTRACT FOR $2,OO1,692 FOR A 225 KW SOLAR-DRIVEN IRRIGATION SYSTEM WHICH HAS BEEN COMPLETED IN THE FOURTH QUARTER OF 2004 AND HAS DEFERRED THE APPLICABLE REVENUES AND EXPENSES OF $651,411 AND $1,812,296, RESPECTIVELY AT SEPTEMBER 30,2004. THESE AMOUNTS HAVE BEEN INCLUDED IN THE LINE ITEMS CUSTOMER DEPOSITS AND DEFERRED CONTRACT COSTS, RESPECTIVELY, ON THE BALANCE SHEET. UNDER THE CONTRACT THE COMPANY HAS GUARANTEED THE PRICE OF CERTAIN RENEWABLE ENERGY CREDITS (RECS) TO BE GENERATED BY THE SOLAR SYSTEM DURING THE FIRST SEVEN YEARS OF OPERATION. BASED ON CURRENT MARKET INDICATIONS THE COMPANY ESTIMATES ITS GUARANTEE OBLIGATION MAY RESULT IN A LOSS OF $393,617 WHICH IS TIED TO THE FUTURE MARKET AND TRADING VALUE OF RECS GENERATED IN CALIFORNIA. WITHOUT THE KNOWLEDGF OF THE FUTURE
VALUE OF THESE RECS,THE COMPANY HAS RECORDED A LOSS THE ESTIMATED LOSS AS A LIABILITY ON THE BALANCE SHEET AS OF SEPTEMBER 30,2004.

AS  OF  SEPTEMBER  30,  2004  THE  COMPANY ESTIMATES A NET LOSS (ESTIMATED GROSS
PROFIT  ON  EQUIPMENT  SALES  OF  $152,304  MINUS  THE  ESTIMATED RECS GUARANTEE
OBLIGATION OF 393,617) OF $241,313 ON THE CONTRACT. THIS ESTIMATED LOSS HAS BEEN RECORDED IN THE COST OF GOODS SOLD SECTION OF THE INCOME STATEMENT. DEFERRED COSTS AND REVENUES OF THE PROJECT WILL BE RECOGNIZED WHEN THE PROJECT IS COMPLETED. THE ESTIMATED RECS GUARANTEE OBLIGATION OF $393,617 WILL BE TREATED AS A REDUCTION OF REVENUE IN THE PERIOD THE PROJECT IS COMPLETED.
ADJUSTMENTS TO THE ESTIMATED GUARANTEE OBLIGATION WILL BE RECOGNIZED AS AN ADJUSTMENT OF REVENUE OVER THE SEVEN YEAR TERM OF THE GUARANTEE OBLIGATION.

COSTS ASSOCIATED WITH GRANT REVENUE INCREASED $22,356 TO $70,356 ON AN INCREASE IN REVENUE OF APPROXIMATELY 14%.



FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 COST OF SALES WERE $4,234,382 AND $873,213, RESPECTIVELY. COST OF SALES OF EQUIPMENT INCREASED $3,231,267 TO $ 4,003,397 ON A 261 % INCREASE IN EQUIPMENT SALES. COSTS ASSOCIATED WITH GRANT REVENUE INCREASED $129,902 TO $230,985 ON A 87% INCREASE IN GRANT REVENUE DURING THE NINE MONTHS ENDED SEPTEMBER 30, 2004.

GROSS  PROFIT  (LOSS)

GROSS LOSS FOR THE QUARTER ENDED SEPTEMBER 30, 2004 WAS $250,629. THE COMPANY RECOGNIZED A GROSS PROFIT OF $141 IN THE SAME QUARTER IN 2003. IN 2004, THE GROSS LOSS ON EQUIPMENT SALES FOR THE THIRD QUARTER WAS $241,313 AS COMPARED TO A LOSS OF $5,427 IN THE THIRD QUARTER OF 2003. A GROSS LOSS OF $9,317 WAS RECOGNIZE ON GRANT REVENUES FOR THE THIRD QUARTER WHICH IS REFLECTIVE OF TIMING DIFFERENCES IN RECOGNITION OF REVENUES VERSES COSTS AND EXPENSES ATTRIBUTABLE TO GRANT REVENUE.


THE COMPANY HAD A GROSS LOSS OF $16,868 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND A GROSS PROFIT OF $350,865 DURING THE SAME PERIOD IN 2003. THE GROSS LOSS ON EQUIPMENT SALES FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 WAS $3,397. THE COMPANY HAD A GROSS PROFIT ON EQUIPMENT SALES FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 OF $335,355.

THE GROSS LOSS EXPERIENCED IN THE FIRST NINE MONTHS OF 2004 IS ATTRIBUTED TO (A) REQUIRED ONE-TIME DEVELOPMENT AND ADDITIONAL ENGINEERING AND CONSTRUCTION COSTS ON COMPANY PROJECTS THAT REPRESENTED THE TWO LARGEST FIRST-TIME PROJECTS OF THEIR TYPE, AND (B) RECOGNITION OF THE ANTICIPATED REC GUARANTEE OBLIGATION ASSOCIATED WITH ITS PROJECT IN CONSTRUCTION EXCEEDING THE ESTIMATED GROSS PROFIT FROM EQUIPMENT SALES.

THE COMPANY HAD A GROSS LOSS OF $13,471 ON GRANT REVENUE IN THE FIRST NINE MONTHS OF 2004 AS COMPARED TO A GROSS PROFIT OF $15,510 FOR THE SAME PERIOD IN 2003. THE GROSS LOSS IS ATTRIBUTABLE TO TIMING DIFFERENCES IN RECOGNITION OF REVENUES VERSES COSTS AND EXPENSES ATTRIBUTABLE TO GRANT REVENUE.


MARKETING,  GENERAL  AND  ADMINISTRATIVE

MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES WERE $827,646 FOR THE QUARTER ENDED SEPTEMBER 30, 2004 AS COMPARED TO $613,631 IN 2003, AN INCREASE OF 35 %. THIS INCREASE IS PRIMARILY ATTRIBUTABLE TO AN INCREASE IN SALES EFFORTS AND ASSOCIATED STAFFING NECESSARY TO DEVELOP THE DOMESTIC MARKET. THE COMPANY HAS GRADUALLY INCREASED ITS STAFFING LEVELS, BUT HAS FOUND IT NECESSARY TO HIRE CONSULTANTS FROM TIME TO TIME, THEREFORE INCREASING COSTS INCURRED AS COMPARED TO THE SAME PERIOD IN 2003. MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 WERE $2,348,327 AND $ 2,087,634, RESPECTIVELY.


DEBT  AND  EQUITY  SOURCING  FEES  AND  COMMISSIONS

THE COMPANY HAS INCURRED SUBSTANTIAL FEES AND COMMISSIONS ,INCLUDING INVESTOR RELATION FEES, RAISING BOTH DEBT AND EQUITY REQUIRED TO FUND ITS WORKING CAPITAL NEEDS. IN THE THIRD QUARTER OF 2004 AND 2003 THE COMPANY INCURRED $ 782,514 AND $316,967, RESPECTIVELY, AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 $1,726,082 AND $381,967, RESPECTIVELY, OF FINANCING FEES AND COMMISSIONS,INCLUDING INVESTOR RELATION FEES.

IN THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30,2004 $468,000 AND $1,116,962, RESPECTIVELY OF THE DBT AND EQUITY SOURCING FEES AND COMMISSIONS REPRESENT THE NON CASH FAIR VALUE ESTIMATED COST OF WARRANT DETERMINE USING THE BLACK SCHOLES MODEL.


RESEARCH  AND  DEVELOPMENT

RESEARCH AND DEVELOPMENT EXPENSES WERE $60,577 FOR THE QUARTER ENDED SEPTEMBER 30, 2004 COMPARED TO $90,862 IN 2003. FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 THE COMPANY INCURRED $155,167 AND $278,342, RESPECTIVELY, IN RESEARCH AND DEVELOPMENT EXPENSES.



LOSS  FROM  OPERATIONS

OPERATING LOSS FOR THE QUARTER ENDED SEPTEMBER 30, 2004 WAS $1,922,201 AS COMPARED TO $1,021,319 FROM THE PREVIOUS YEAR. THE OPERATING LOSS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 WAS $4,246,444 AS COMPARED TO $2,397,078 FOR THE SAME PERIOD IN 2003.



INTEREST  EXPENSE

INTEREST EXPENSE INCREASED TO $333,225 IN THE THIRD QUARTER 2004 AS COMPARED TO $201,763 IN THE THIRD QUARTER OF 2003. THIS REFELCTS THE INCREASE IN CONVERTIBLE DEBT OUTSTANDING DURING THE RESPECTIVE PERIODS AND THE GREATER AMORTIZATION OF ORIGINAL ISSUE DISCOUNT ATTRIBUTABLE TO THE VALUE OF WARRANTS THAT WERE ATTACHED TO THE CONVERTIBLE DEBT WHEN ISSUED.

INTEREST EXPENSE FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 INCREASED TO $1,588,090 AND INCREASE OF $1,165,930 OVER THE $422,160 EXPENDED IN SAME PERIOD IN 2003. THIS INCREASE REFLECTS THE ADDITIONAL DEBT CONVERTIBLE DEBT OUTSTANDING DURING THE PERIOD AND THE SIGNIFICANT INCREASE IN THE AMORTIZATION OF ORIGINAL ISSUE DISCOUNT ATTRIBUTABLE TO THE VALUE OF WARRANTS THAT WERE ATTACHED TO THE CONVERTIBLE DEBT WHEN ISSUED.


INCOME  TAXES

THE COMPANY RECOGNIZED NO INCOME TAX (BENEFIT) EXPENSE FOR THE THIRD QUARTER AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004.

THE COMPANY PARTICIPATES IN THE STATE OF NEW JERSEY'S CORPORATION BUSINESS TAX BENEFIT CERTIFICATE TRANSFER PROGRAM (THE "PROGRAM"), WHICH ALLOWS CERTAIN HIGH TECHNOLOGY AND BIOTECHNOLOGY COMPANIES TO TRANSFER UNUSED NEW JERSEY NET OPERATING LOSS CARRYOVERS AND RESEARCH AND DEVELOPMENT TAX CREDITS TO OTHER NEW JERSEY CORPORATION BUSINESS TAXPAYERS. THE COMPANY HAS SUBMITTED APPLICATIONS TO THE NEW JERSEY ECONOMIC DEVELOPMENT AUTHORITY (THE "EDA") TO PARTICIPATE IN THE PROGRAM FOR TAX LOSSES INCURRED IN 2003 AND 2002. THE SALE IS ANTICIPATED TO BE COMPLETED IN THE FOURTH QUARTER OF 2004.

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



LIQUIDITY  AND  CAPITAL  RESOURCES

THE NET INCREASE IN CASH FROM ALL ACTIVITIES DURING THE FIRST NINE MONTHS OF 2004 WAS $170,898. AS COMPARED TO AN INCREASE OF $103,998 IN 2003. THE CASH USED IN OPERATING ACTIVITIES WAS $3,926,410 COMPARED TO $1,553,615 IN 2003. THE INCREASE IN USE OF CASH FOR OPERATING ACTIVITIES IS ATTRIBUTABLE TO THE INCREASE IN DOMESTIC SALES EFFORTS AS THE COMPANY TAKES AN AGGRESSIVE APPROACH IN CAPTURING THIS MARKET OPPORTUNITY, AND COST INCURRED TO OBTAIN EQUITY AND DEBT. THE CASH USED IN INVESTING ACTIVITIES WAS $21,576 AS COMPARED TO $52,321 DURING THE FIRST NINE MONTHS IN 2003.


THE COMPANY FINANCED ITS OPERATIONS THROUGH THE SALE OF STOCK, ISSUANCE OF CONVERTIBLE DEBENTURES AND TERM NOTES AND THE SALE OF SOLAR EQUIPMENT AND COLLECTION OF GRANT REVENUE DURING THE FIRST NINE MONTHS OF 2004 AND 2003. THE CASH PROVIDED BY FINANCING ACTIVITIES DURING THE FIRST NINEMONTHS OF 2004 WAS $4,119,904 AS COMPARED TO $1,725,739 IN 2003. IN THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003, THE COMPANY ISSUED THREE YEAR CONVERTIBLE NOTES TOTALING $1,262,550 AND $1,340,000, RESPECTIVELY, TO INSTITUTIONAL AND ACCREDITED
INVESTORS. THE CONVERSION FEATURE OF THE CONVERTIBLE NOTES RESULTING IN THE RECORDING OF BENEFICIAL CONVERSION INTEREST, A NON CASH OPERATING CHARGE, OF $427,167 AND $192,334 IN THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003, RESPECTIVELY.


DURING THE FIRST NINE MONTHS OF 2004 THE COMPANY ISSUED $936,403 IN NOTES PAYABLE AND REPAID $406,752. IN APRIL, 2004, IN CONJUNCTION WITH THE ENTERING THE SPA, DESCRIBED IN NOTE 5 OF THE FINANCIAL STATEMENTS, THE COMPANY BORROWED $ 800,000.

DURING THE FIRST NINE MONTHS OF 2003, THE COMPANY ISSUED NOTES PAYABLE OF $613,000 AND REPAID NOTES PAYABLE AND LONG-TERM DEBT OF $577,261.


THE COMPANY GENERATED CASH THROUGH THE SALE OF COMMON STOCK OF $1,950,000 AND EXERCISE OF WARRANTS AND OPTIONS OF $381,503 DURING THE FIRST NINE MONTHS OF 2004. DURING THE SAME PERIOD IN 2003 THE COMPANY GENERATED CASH THROUGH THE EXERCISE OF WARRANTS OF $15,000.


AT SEPTEMBER 30, 2004, THE COMPANY HAD A WORKING CAPITAL DEFICIENCY OF $903,697 AND A STOCKHOLDERS' DEFICIENCY OF $3,588,933.


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

AS PART OF THE FINANCIAL PLAN IN APRIL, 2004 THE COMPANY ENTERED INTO A SECURITIES PURCHASE AGREEMENT ("SPA") WITH SBI BRIGHTLINE VIII LLC. SUBJECT TO THE TERMS OF THE SPA THE COMPANY MAY ISSUE AND SELL TO THE PURCHASER AND PURCHASER SHALL PURCHASE FROM THE COMPANY UP TO 17,000,000 SHARES OF COMMON STOCK WITH 5,100,000 WARRANTS IN THREE TRAUNCHES AS SHOWN BELOW SEE THE SECURITIES PURCHASE NOTE ABOVE.


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




THROUGH SEPTEMBER 30, 2004, THE COMPANY HAD SOLD AND THE PURCHASER HAD PURCHASED ALL OF THE FIRST TRANCHE AND AND FIFTY-FIVE PERCENT OF THE SECOND TRANCHE GENERATING PROCEEDS OF $1,800,000. IN OCTOBER 2004 THE COMPANY SOLD AND THE PURCHASER PURCHASED THE REMAINDER OF THE SECOND TRANCHE GENERATING ADDITIONAL PROCEEDS OF $490,000, SEE SUBSEQUENT EVENT NOTE ABOVE. THERE IS NO ASSURANCE THAT THE THIRD AND FINAL TRANCHE OF THE STOCK PURCHASE AGREEMENT WILL BE SOLD AND PURCHASED.


SALE  OF  SECURITIES  DURING  NINE  MONTHS  ENDED  SEPTEMBER  30,  2004

FIRST  QUARTER
-------------

DURING THE FIRST QUARTER 2004 THE COMPANY ISSUED THREE YEAR CONVERTIBLE NOTES TOTALING $1,262,550 TO INSTITUTIONAL AND ACCREDITED INDIVIDUAL INVESTORS. THE NOTES BEAR INTEREST AT 10% PER ANNUM PAYABLE SEMI-ANNUALLY COMMENCING JULY 2004. INTEREST IS PAYABLE IN CASH OR IN SHARES OF COMMON STOCK AT THE ELECTION OF THE HOLDER. THE NOTES ARE CONVERTIBLE INTO AN AGGREGATE OF 8,417,000 SHARES OF COMMON STOCK AT $0.15 PER SHARE. THE NOTES ARE CONVERTIBLE AT THE OPTION OF THE HOLDER ANYTIME. AS A RESULT OF THIS ISSUANCE BENEFICIAL CONVERSION INTEREST OF $427,167 WAS RECORDED IN THE FIRST QUARTER OF 2004. WARRANTS TO PURCHASE AN AGGREGATE OF 5,638,667 SHARES OF COMMON STOCK, AT AN EXERCISE PRICE OF $0.30 PER SHARE, VALUED AT $593,900,WERE ISSUED WITH THE CONVERTIBLE NOTES. THE VALUE OF THE WARRANTS WAS ACCOUNTED FOR AS AN ORIGINAL ISSUE DISCOUNT OF THE CONVERTIBLE NOTES AND IS BEING AMORTIZED OVER THREE YEAR TERM OF THE RESPECTIVE CONVERTIBLE NOTES.

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


SECOND  QUARTER
---------------

CONVERTIBLE NOTES HAVING A FACE AMOUNT OF $350,000 WERE CONVERTED INTO 2,333,333 SHARES OF COMMON STOCK AT A CONVERSION PRICE OF $0.15 PER SHARE.
EMPLOYEES EXERCISED OPTIONS TOTALING 538,337 SHARES OF COMMON STOCK AT PRICES RANGING BETWEEN $O.15 AND $0.34 PER RESULTING IN PROCEEDS OF $92,210.

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

THIRD  QUARTER
--------------

CONVERTIBLE NOTES HAVING A FACE AMOUNT OF $555,000 WERE CONVERTED INTO 3,700,000 SHARES OF COMMON STOCK AT A CONVERSION PRICE OF $0.15 PER SHARE. EMPLOYEES EXERCISED OPTIONS TOTALING [64,166] SHARES OF COMMON STOCK AT A PRICE OF $O.15 AND $0.34 PER RESULTING IN PROCEEDS OF $9,625.


IN CONSIDERATION FOR PROVIDING INVESTOR RELATIONS, POLITICAL, AND FINANCIAL SERVICES AND IN FORGIVENESS OF AN ACCOUNTS PAYABLE OF $28,000 THE COMPANY ISSUED 288,000 RESTRICTED COMMON STOCK SHARES AT PRICES RANGING BETWEEN $0.28 AND $0.30. THE COMPANY RECOGNIZED $9,900 IN COMPENSATION EXPENSE.

DURING THE QUARTER ENDED SEPTEMBER 30, 2004, 446,667 WARRANTS WERE EXERCISED AND RESTRICTED STOCK ISSUED AT A PRICE OF $0.30 PER SHARE RESULTING IN PROCEEDS OF $134,000.

THE ABOVE TRANSACTIONS DID NOT INVOLVE A PUBLIC OFFERING AND THEREFORE WERE EXEMPT FROM REGISTRATION PURSUANT TO SECTION 4(2) OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "ACT").

UNDER THE SECURTIES PURCHASE AGREEMENT DESCRIBED ABOVE [9,772,727] REGISTERED SHARES WERE ISSUED UNDER THE COMMON STOCK REGISTRATION THAT BECAME EFFECTIVE AUGUST 12, 2004.


SUBSEQUENT  EVENTS


IN OCTOBER 2004, SBI BRIGHTLINE VIII LLC COMPLETED THE PURCHASE OF THE SECOND TRANCHE OF COMMON STOCK CALLED FOR UNDER THE STOCK PURCHASE AGREEMENT DESCRIBED ABOVE RESULTING IN $490,000 IN PROCEEDS AND THE ISSUANCE OF 2,227,272 COMMON SHARES AND THE ISSUANCE OF 668,182 FIVE YEAR WARRANTS AT AN EXERCISE PRICE OF $0.22.


ON NOVEMBER 15, 2004 THE COMPANY WAS NOTIFIED THAT ITS PROJECT IN CONSTRUCTION IN THE THIRD QUARTER AND COMPLETED IN THE FOURTH QUARTER HAD MET ALL OF THE REQUIREMENTS OF THE SERVING UTILTIY TO INTERCONNECT THE AND OPERATE IN PARALLEL WITH THE UTILITIES ELECTRIC SYSTEM.

CRITICAL  ACCOUNTING  ESTIMATES

THESE CONSOLIDATED FINANCIAL STATEMENTS ARE PRESENTED ON THE BASIS THAT THE COMPANY WILL CONTINUE AS A GOING CONCERN. THE GOING CONCERN CONCEPT CONTEMPLATES THE REALIZATION OF ASSETS AND THE SATISFACTION OF LIABILITIES IN THE NORMAL
COURSE  OF  BUSINESS  OVER  A  REASONABLE  LENGTH  OF  TIME.

THE COMPANY'S WORKING CAPITAL DEFICIT OF $[903,697] AND STOCKHOLDER'S DEFICIENCY OF $[3,588,933] RAISES SUBSTANTIAL DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN.

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




PART  II.


ITEM  1  LEGAL  PROCEEDINGS

         NONE

ITEM  2  UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS

         NONE

ITEM  3  DEFAULTS  UPON  SENIOR  SECURITIES

         NONE

ITEM  4  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

         AT THE ANNUAL MEETING OF STOCKHOLDERS HELD ON SEPTEMBER 10, 2004, THE FOLLOWING ITEMS WERE APPROVED:

1.         THE  ELECTION  OF  CLASS  1  DIRECTORS, LANGE  SCHERMERHORN AND DAVID
LIFSCHULTZ;

2. AN AMENDMENT TO ARTICLE 4 OF THE COMPANY'S CERTIFICATE OF INCORPORATION TO INCREASE THE NUMBER OF AUTHORIZED SHARES OF COMMON STOCK FROM 135,000,000 TO 160,000,000;

3. AN AMENDMENT TO THE AMENDED 1999 WORLDWATER CORP. INCENTIVE STOCK OPTION PLAN TO INCREASE THE AMOUNT OF SHARES OF COMMON STOCK AVAILABLE UNDER THE STOCK OPTION PLAN FROM A MAXIMUM OF 10,000,000 SHARES TO A MAXIMUM OF 15,000,000 SHARES; AND

4. THE SELECTION OF AMPER, POLITZINER & MATTIA AS THE COMPANY'S INDEPENDENT PUBLIC ACCOUNTANTS FOR THE YEAR 2004.



ITEM  5  OTHER  INFORMATION

         NONE

ITEM  6  EXHIBITS

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

DATE:   NOVEMBER  15,  2004


WORLDWATER  CORP.



BY:  /S/  QUENTIN  T.  KELLY                       BY:   /S/  JAMES  S.  BROWN
    ------------------------                           -------------------------
     QUENTIN  T.  KELLY                                 JAMES  S.  BROWN
     CHAIRMAN  &  CEO                                   VICE  PRESIDENT  AND
                                                        CHIEF  FINANCIAL OFFICER

                                                                 EXHIBIT  31.1

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


DATED:  NOVEMBER  15,  2004


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



DATED:  NOVEMBER  15  2004


BY:     /S/  JAMES  S.  BROWN
      -----------------------
NAME:   JAMES  S.  BROWN
TITLE:  VICE  PRESIDENT  -  CHIEF  FINANCIAL  OFFICER

                                                                   EXHIBIT  32.1





CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of WorldWater Corp. (the "Company") on Form 10-Q for the period ended September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Quentin T. Kelly, Chairman and Chief Executive Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

BY:     /S/  QUENTIN  T.  KELLY
        --------------------------
        NAME:  QUENTIN  T.  KELLY
        TITLE:  CHIEF  EXECUTIVE  OFFICER  AND  CHAIRMAN  OF  THE  BOARD

                                                                    EXHIBIT 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of WorldWater Corp. (the "Company") on Form 10-Q for the period ended September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James S. Brown, Vice President and Chief Financial Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

BY:     /S/  JAMES  S.  BROWN
        --------------------------
        NAME:  JAMES  S.  BROWN
        TITLE:  Vice  President  and  Chief  Financial  Officer