Form 10KSB
period 2004-12-31
WORLDWATER CORP
filed 2005-03-31
CIK 811271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission file number: 000-16936

WorldWater Corp.

(Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0123045 (I.R.S. Employer Identification Number)

55 Route 31 South, Pennington, NJ	08534
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (609) 818-0700

Securities registered under Section 12(b) of the Exchange Act: None

Title of each class Name of each exchange on which registered

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer’s revenues for its most recent fiscal year was $ 5,837,224.

On March 15, 2005 the aggregate market value of the voting stock held by non-affiliates of the  registrant was approximately $18,608,307.

As of March 15, 2005 the Registrant had outstanding 81,673,863 shares of Common Stock and 611,111 shares of Preferred Stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one)   Yes ☐   No ☒

TABLE OF CONTENTS

PART I.		4
ITEM 1. DESCRIPTION OF BUSINESS.		4
a)	Major Customers and Export Sales	5
b)	Products	6
c)	Marketing	6
d)	Research and Development	8
e)	Intellectual Property	9
f)	Source and Availability of Components	9
g)	Competitive Conditions Affecting the Company	9
h)	Subsidiaries	10
i)	Government Regulations	10
j)	Employees	10
ITEM 2. DESCRIPTION OF PROPERTIES		10
ITEM 3. LEGAL PROCEEDINGS		11
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.		11
PART II.		11
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.		11
a)	Price Range of Common Stock	11
b)	Holders of Common Stock	11
c)	Dividends	11
d)	Book Value of Common Stock	11
e)	Sales of Restricted, Registered Shares And Freely Tradable Securities During The Fourth Quarter	12
f)	Preferred Stock	12
ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATION.		12
OVERVIEW		12
CRITICAL ACCOUNTING POLICIES AND ESTIMATES		13
REVENUE RECOGNITION		14
ALLOWANCE FOR DOUBTFUL ACCOUNTS		14
ACCOUNTING FOR INCOME TAXES		14
SELECTED FINANCIAL DATA		15
RESULTS OF OPERATIONS		15
COMPARISON OF YEARS ENDED DECEMBER 31, 2004 AND 2003		17
LIQUIDITY AND CAPITAL RESOURCES		19
INCOME TAXES		21
RECENT ACCOUNTING PRONOUNCEMENTS		21
ITEM 7. FINANCIAL STATEMENTS.		23
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.		47
ITEM 8A. CONTROLS AND PROCEDURES.		47
PART III.		49
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT		49
ITEM 10. EXECUTIVE COMPENSATION		51

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	53
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	54
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K	55
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES	56

PART I.

ITEM 1.     DESCRIPTION OF BUSINESS.

WorldWater Corporation (“the Company”), doing business as WorldWater & Power Corporation beginning in September 2004, is an international solar engineering and water management company with unique, high-powered solar electric technology providing solutions to water supply and energy problems. The Company has developed patented solar electric systems capable of operating pumps and motors up to 600 horsepower for irrigation, refrigeration, and water utility pumping systems. WorldWater’s proprietary AquaMax™ system is controlled by the Company’s patented AquaDrive™, an electronic board that reads and translates the output of solar electric Direct Current (“DC”) from solar panels, converting the flow into Alternating Current (“AC”) for delivery to the electric grid or to water pumps or any 3-phase AC motor. The Company’s AquaMax™ hybrid solar irrigation pumps are able to operate on solar alone or in combination with the electric grid or diesel generators. Among the advantages of the Company’s proprietary solar technology is that, in the event of a grid outage, power can be seamlessly and automatically transferred to the solar electric system for continued operation without interruption and without operator intervention.

WorldWater’s proprietary technology permits the use of high power (above 10 hp) AC Pumps, an option previously unavailable for solar power. AC pumps are widely available in countries throughout the world, allowing replacement pumps and parts to be supplied on a local basis. Other forms of solar powered photovoltaic (PV) pumping systems currently available use less reliable and less durable DC pumps or custom AC pumps, which are more costly and not readily available in most developing countries.

Until 2002, WorldWater’s business was focused exclusively on helping developing countries with water and power problems, but the Company’s sharply increased power capability, coupled with growing energy shortages in the U.S., has opened widespread and emergent domestic market opportunities. WorldWater’s ability to operate large-scale pumps is especially important in areas where electricity is expensive and diesel considered too polluting. California, for example, a major target market for the Company, is striving to increase renewable energy usage in order to reduce demand on the state’s electric utilities grid and improve the state’s air quality by granting rebates to buyers and giving significant tax credits and other incentives for purchasing renewable energy. In New Jersey, rebates from the electric utilities plus federal tax incentives for the purchase of renewable power can reduce the price of WorldWater’s systems, including the high-powered hybrid AquaMax™, by in excess of 50 percent. This enables renewables in general to better compete against traditional energy sources in New Jersey, California and other states in industries such as agriculture, viniculture, and utilities.

By employing the hybrid AquaMax™ irrigation system, which can operate motors up to 600 horsepower by sunshine alone or in combination with the existing electric grid or diesel, a farmer can irrigate his land at little or no additional cost over what is paid currently for irrigation powered by grid electricity. Once WorldWater’s system is installed, power generated by the sun to drive irrigation equipment has limited on-going maintenance cost. When a farmer is not irrigating, the sun is still developing electricity through WorldWater’s system and the power is returned to the electrical utility for storage and later use, or for direct utility bill credit (depending upon the state). This process is called net metering and is already in operation in New Jersey and California as well as more than 30 other states. By automatically switching between solar and other power sources, the AquaMax™ enables a farmer to protect against a loss of irrigation ability even during daylight power shortages or blackouts.

The Company was incorporated in the state of Nevada on April 3, 1985 under the name of Golden Beverage Company. In April 1997, the Company entered into a reverse merger transaction with WorldWater, Inc., a Delaware corporation formed in January 1984. Since the merger transaction, the Company, under the name of WorldWater Corp., has been engaged exclusively in the solar/water power industry. In June of 2000, the Company shareholders voted to change the state of incorporation from

Nevada to Delaware. The Company stock is publicly traded on the NASDAQ OTC Bulletin Board under the symbol WWAT.OB.

The Company has its corporate headquarters and research facilities located at 55 Route 31 South in Pennington, New Jersey 08534. WorldWater conducts research and designs, develops and markets proprietary technology relating to solar energy and water engineering, including solar power projects and international water management consulting, at this location.

a)            Major Customers and Export Sales

The Company offers a wide range of water resource services worldwide, driven by its solar-powered pumping systems. Applications include irrigation, refrigeration and water utility pumping systems. The initial focus in the United States has been California and New Jersey because of energy shortages, high energy costs and attractive rebates available to customers from local utilities, along with tax credits from federal and state governments. The Company is looking to broaden its focus to other states to increase revenues as well as continuing to submit proposals to various foreign governments in need of solving critical water supply and energy problems using the Company’s high-powered solar technology. Most recently, the Company proposed a plan to use its proprietary solar equipment to assist in the rehabilitation of the coastal communities of Sri Lanka, where the tsunami of December 26, 2004 destroyed much of the coastal water resources.

In the year ended December 31, 2004 equipment sales consisted of revenues from the installation of a 267,840 kW(dc) solar-driven irrigation and energy system for a citrus farm and the sales of solar equipment to a constructor of a 1,132,200 kW(dc) solar energy system being installed for a community college. In the year ended December 31, 2003 equipment sales revenue was made up of revenue from the installation of two solar pumping and energy systems totaling 143,208 kW(dc). For the years ended December 31, 2004 and 2003, equipment sales represented 96% and 89% respectively of total revenues. All of the Company’s revenue in 2004 and 97% of the its revenue in 2003 originated in the United States.

CALIFORNIA

The Company entered the California agriculture market in 2002 with the implementation of a 50 hp irrigation pumping system for a cotton farm in the San Joaquin Valley. In 2003, WorldWater installed its first solar refrigeration system at a food processing facility near Bakersfield, CA. In the first half of 2004, WorldWater supplied a one MW solar electrical system at Cerro Coso Community College, Ridgecrest, CA, the largest PV installation on a U.S. community college campus. In December 2004, WorldWater completed installation of the world’s largest solar irrigation pumping system at a citrus ranch in San Diego County, CA, which powers a 200 horsepower irrigation pump.

NEW JERSEY

The Company entered the New Jersey agricultural market in 2003 with completion of a 24 kW solar electrical system at Flatbrook Farm, an organic meat and poultry farm in Montague, NJ. The New Jersey Board of Public Utilities (BPU) has authorized a comprehensive range of incentives which took effect in January 2004 and which will require more than $600 million of new PV installations in the state over the next five years.

INTERNATIONAL

WorldWater has operated in the Philippines since 1997 when the Company delivered 25 solar pumps for installation by the National Irrigation Authority (NIA) under a directive from former President Fidel V. Ramos. The Company has a Philippine marketing subsidiary, WorldWater (Phils) Inc., and has established a local management team to develop and implement business.

In September 2003, WorldWater (Phils) inaugurated a solar-powered prepaid municipal water distribution system for the municipality of Ronda on the island of Cebu. The municipal water distribution system utilizes “smart card” technology as a financing solution to address problems associated with the payment collection process. The Ronda system uses WorldWater’s proprietary AquaCard™ debit card system, which operates directly with WorldWater’s AquaMeter™ solar pumping stations throughout the community. The project was made possible by a commercial loan from the Philippine National Bank and required no subsidies.

Winrock International contracted with WorldWater in 2003 to evaluate potential water supply development and sanitation solutions for selected communities within the Alliance for Mindanao Off-Grid Renewable Energy (AMORE) area in the Southern Philippines. The assessment study has been completed and proposals remain outstanding for project implementation.

b)            Products

SOLAR WATER SYSTEMS

AquaMax™ high yield hybrid irrigation pumps take solar water pumping systems to unprecedented production levels. WorldWater has the technological capability to drive motors and pumps up to 600 hp, delivering thousands of gallons of water per minute by solar energy alone or in automatic combination with the electric grid or diesel generators. Irrigating fields in remote areas with solar power requires no fuel costs, limited maintenance, while generating no noise and no pollution. With WorldWater’s hybrid systems, if sunlight is not available or decreases as a result of cloud cover, the AquaMax™ can automatically switch to an alternate power source: diesel generation, batteries, or the electrical grid.

The patented AquaDrive™ controller converts solar DC current to AC, then supplies the AC power to a motor or pump from either the solar array or the grid (or diesel generator) or simultaneously from both sources. The hybrid operation is programmed to be completely automatic so manual intervention is not required to switch from one power source to the other.

The AquaMeter™ water meter allows consumers to buy water with prepaid electronic “smart card” technology. During each sale, the meter deducts the charge and indicates the balance remaining on the card, which can be recharged at a designated vendor site with additional cash payment. Designed to be tamper-proof, the meter also discourages wasteful spillage. Revenue collected from the AquaCard™ is used to pay for the solar water system.

SOLAR POWER SYSTEMS

SolPower™ PV power systems are designed for off-grid homes, schools, health clinics, and village community centers. The systems produce electricity for lighting, TV, radio, computers and a host of other uses. The key market for this power system is in developing countries where those living outside major cities are not connected to the electrical grid system.

SolBrite™, WorldWater’s solar charged portable lantern, can be used virtually anywhere. A PV module charges a high-quality, maintenance-free battery, located in the base of the unit, to illuminate a bright fluorescent light.

SolLite™ WorldWater’s solar light fixture, was developed by WorldWater engineers to meet the demands of the marketplace for an affordable light at half the price of the competition. SolLite™ also conserves energy, using less power while still achieving similar output.

c)            Marketing

WorldWater markets the AquaMax™ pumping systems and other solar products worldwide to both institutional public and private commercial markets. Until 2002, products were primarily marketed in developing nations, where there is a great need for electrical power and clean water. Today, the Company markets both internationally and domestically. The AquaMax™ pumping systems allow farms, water utilities and other large industrial power users in the US to take advantage of state and federal financial incentives available for solar-powered systems while hedging against escalation in fossil fuel prices. Potential markets include agriculture, dairies, livestock farms, water utility districts, wineries and food processing facilities (refrigeration pumps and compressors).

In California, the Company has completed installations driving a 50 hp and a 200HP irrigation system for a cotton farm and a citrus ranch respectively, a food processing system with a 350 hp compressor pumpand supplied the equipment for 1,132,200 kW(dc) solar energy system installed at a community college. In New Jersey, WorldWater has completed construction of a 24 kW system supplying electricity to an organic farm and has prepared bids for numerous schools as well as utility clients. Today, the price of the WorldWater systems being marketed in California and New Jersey range from approximately $300,000 to several million dollars. In California, WorldWater has a sales and technical support office in Foster City and consultants working out of San Diego and Sacramento to service the state. WorldWater’s East Coast and International operations are managed from its headquarters in Pennington, NJ.

International marketing efforts are targeted to identify specific project opportunities that have the potential for long-term growth and institutional financial sources that are capable and willing to finance these projects. The massive reconstruction effort being undertaken in Iraq presents unique opportunities for American contracting companies, and WorldWater has partnered with The Sandi Group, one of the largest Iraqi construction and logistics companies, to pursue these opportunities. WorldWater has also provided specific proposals to various relief agencies in support of the Tsunami relief effort in Southern Asia. WorldWater has formed an alliance with the Xinhua Financial Network Limited Financial Group to explore market opportunities in the Peoples Republic of China.

The need and price for water worldwide are growing annually. The United Nations estimates that $8 billion annually is currently spent in providing safe drinking water in developing countries, and that $100 billion will be required over the next five years. The challenge of how to bring safe drinking water and electricity to rural households in need is one focus of WorldWater’s proprietary solar technology. Solar energy supplies more energy in one hour than the world uses in one year, so it is an abundant resource well suited to the dispersed communities off the electrical grid without the negative pollution attributes of fossil fuels.

Over the last 15 years, the photovoltaic (PV) industry has grown in revenues from $2 million to over $5 billion. By 2020, worldwide annual PV direct sales are estimated to be $27 billion and related sales are estimated to be more than $50 billion per year as stated by the U.S. National Renewable Energy Laboratory Report, “Photovoltaics: Energy for the New Millennium,” January 1, 2000. Advances in PV technology and corresponding reduction in costs in addition to enhanced state and federal rebate programs continue to fuel the increasing demand for PV power. Great potential for PV technology also lies in developing countries where roughly 2 billion people lack electricity and sufficient water supplies. Applications range from remote pumping, irrigation, telecommunications and lighting to complete community power systems..

Based on estimates by the United Nations Development Program and the World Bank, the cost of bringing clean water to the 2 billion people who are without access to safe drinking water will be approximately $50 per person, or $100 billion total. Governments may be forced to reallocate their funding resources to address what the World Bank says will be a major problem of the 21st century—water shortages. WorldWater is well positioned to cost effectively service this growing demand for sustainable potable water supplies.

A similar size investment is needed to supply electricity to underdeveloped nations. For example, WorldWater’s analysis of the remote power markets in the Philippines alone, where only 28 of the 2,800 inhabited islands have access to electricity, shows that a modest 10% penetration by solar power represents an outstanding market opportunity.

WorldWater is marketing the AquaMax™ pumping system and its other solar products worldwide to both public institutions and private enterprises.

WorldWater provides solar solutions for water and power needs by:

•       Combining the two technological requirements of solar engineering and water engineering, thus  enabling the Company to more effectively implement sustainable turnkey programs;

•       Utilizing Company specialists to locate and evaluate water sources;

•       Conducting site assessments to appropriately size solar water pumping and electrical systems;

•       Installing the Company’s proprietary solar products;

•       Focusing sufficient resources on community preparation and capacity-building for the technology;

•       Arranging project financing.

A key marketing strategy is the utilization of alliances. WorldWater, as a water and power solutions provider, is in an ideal position to partner with major international organizations to enhance its financing capabilities and with local organizations to enhance project implementation.

WorldWater has a longstanding relationship with the U.S-based firm Vincent Uhl Associates for hydrogeological studies and with Morehouse Engineering, a power system controls engineering firm. The companies have successfully worked together in a number of international markets. Vincent Uhl Associates has located, drilled and tested new groundwater sources in the Americas, Africa and Asia including a detailed analysis of the available water resources in Sri Lanka and Morehouse Engineering has operated with the Company in Africa and Pakistan.

The Company has working alliances with Winrock International (see above), The Sandi Group (see above), Princeton Power Systems (see below), International Center for Water Technology (see below) and the Xinhua Financial Network Limited Financial Group (see above).

In addition, WorldWater works with financial institutions such as private investment funds, the U.S. Trade & Development Agency, the Export-Import Bank, World Bank, and USAID in their efforts to secure safe drinking water and power in emerging nations.

Domestically, WorldWater has worked with Rutgers University agro-engineers and with Cumberland County College in developing solar drip irrigation systems for use in fresh and brackish water, and with the International Center for Water Technology, California State University at Fresno, to explore uses of solar power in domestic irrigation.

d)            Research and Development

A key strategy of WorldWater is to continue developing innovative, cutting edge products to meet water and electricity needs with proprietary solar technology. The Company holds a patent on the electronic board controller (AquaDrive™) of the AquaMax™ system. In 2003, the Company also was awarded a patent on its automatic switching technology, which enables the system to perform multiple functions such as water pumping and battery charging and also to switch automatically between solar and grid-tied, diesel or battery power sources.

In November of 2003, the Company was awarded a $300,000 Renewable Energy and Economic Development (REED) inaugural grant by the New Jersey Board of Public Utilities to develop power electronics for controlling interaction between the electric grid, solar power and motors. Princeton Power

Systems, Princeton, NJ, is WorldWater’s subcontractor on the 18-month grant, the results of which are expected to reduce the cost of electronic control equipment used in the AquaMax™.

e)            Intellectual Property

WorldWater has obtained patents and continuations-in-part for its newly developed electronics systems and has filed for protections of its patents in the Philippines. Thomas McNulty, Sr., Dr. Anand Rangarajan, and Douglas Williams of WorldWater and Quentin T. Kelly, Chairman and CEO, together with Princeton University engineers have been issued patents, all of which are assigned to WorldWater. The Company holds patents on the electronic board controller (AquaDrive(TM)) of the AquaMax(TM) system and on the Solar Thermal Powered Water Pump. In 2003, the Company was issued a patent on an electronic board that allows, in case of the interruption of service in an A/C grid power system, the automatic transfer to solar-powered systems for uninterrupted operation of motors and other power loads. The following table shows the Company’s existing patents and pending patent applications.

Patent Title	Domestic/ International	Patent File No.	Status	Expiration
Solar Thermal Powered Water Pump	Domestic	U.S. 5,163,821	Approved	December 17, 2012
Switchable Multiple Source Power Supply	Domestic	US 6,583,522	Approved	June 24, 2023
Bias controlled DC to AC converter and systems	Domestic	US 6,275,403	Approved	August 14, 2021
Bias controlled DC to AC converter and systems	International- Philippines	US 6,275,403 B1	Pending
Hybrid AC/DC	Domestic	US -2004 - 0095091-A1	Pending
No Load Motor Cutoff Method And Apparatus	Domestic	US -2004 - 10/938829	Pending
Smart Card Water System	International		In Process

f)             Source and Availability of Components

The solar modules used in the Company’s systems are composed of silicon and other photovoltaic materials. Suppliers of solar modules include Shell Solar, Kyocera, Sharp, BP Solar and RWE Schott. WorldWater orders solar modules and related articles from several suppliers and has not entered into any term supply contracts.

Sub-contractors currently manufacture components of the AquaMax™ systems in the United States. WorldWater will continue to source components, specifically solar modules, worldwide, based on quality and cost considerations.

g)            Competitive Conditions Affecting the Company

The Company’s products compete with both conventional power generation and solar power technologies. The main competitive technologies are diesel and gasoline generators, and electrical grid extension. The cost of installing a solar pump may be more or less than the cost of an electrical grid extension, depending on the particular installation. However, the life-cycle cost benefit of the solar driven motor or pump is the reduction in on-going electric costs. Solar generation is a hedge against escalation in fossil fuel prices, without the negative pollution attributes. The initial cost of acquiring a diesel pump is less than the initial cost of a solar pump, but the on-going incremental operating and maintenance costs of the diesel pump are greater and, in remote areas, the supply of fuel and spare parts are not always readily available.

The Company’s most commonly encountered solar pumping competitor is Grundfos A/S of Denmark, a manufacturer of a large range of water pumps, including a solar pump line. The Grundfos pumps run off a specially wound AC motor. Aero-Environment of California has somewhat similar technology using limited size AC pumps. There are a number of other solar pump companies, including Solar Jack of the US, Sun Motor of Canada, Southern Cross of Australia, and Total Energie from Europe, which produce limited horsepower DC pumps. The Company’s systems operate conventional AC powered pumps up to 600 horsepower.

h)            Subsidiaries

WorldWater Corp., 100% wholly owned inactive subsidiaries include:

WorldWater, Inc.

WorldWater Holdings Inc.

WorldWater East Africa Ltd.

WorldWater Pakistan (Pvt.), Ltd.

WorldWater also owns a 90% interest in WorldWater (Phils), an “active” Philippine corporation.

i)             Government Regulations

Compliance with federal, state, and local provisions regarding the production and discharge of materials into the environment is expected to have no effect on capital expenditures, earnings and competitive position. The Company has a program to comply fully with the U.S. Foreign Corrupt Practices Act.

j)             Employees

On December 31, 2004, the company employed 20 people on a full-time basis. The Company also hires consultants on an as-needed basis and has informal arrangements with two water consulting companies, the hydrogeological firm of Vincent Uhl Associates and Morehouse Engineering, specialists in power control, and water/wastewater treatment systems integration.

ITEM 2.     DESCRIPTION OF PROPERTIES

The Company’s executive office, research and development facility is housed in a 12,000 square foot site located at 55 Route 31 South, Pennington, New Jersey 08534. This facility is leased under an operating lease expiring June 25, 2007. The Company also uses a second facility in Hopewell, New Jersey for conferences, meetings and demonstrations of its products. This facility is leased from Quentin T. Kelly, the Chairman and Chief Executive Officer, on a month-to-month basis. See “Certain Relationships and Related Transactions”.

In July of 2004, the Company opened a sales and technical support office in Foster City, California under a two-year lease expiring May 31, 2006. In July of 2004, the Company closed its government liaison office in Sacramento, California.

ITEM 3.     LEGAL PROCEEDINGS

Although WorldWater is involved in ordinary, routine litigation from time to time incidental to its business, it is not presently a party to any other legal proceeding, the adverse determination of which, either individually or in the aggregate, would be expected to have a material adverse affect on the Company’s business or financial condition.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II.

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

a)            Price Range of Common Stock

The Company’s common stock is included on the National Association of Securities Dealers Automated Quotation OTC Bulletin Board under the symbol “WWAT.” The following table sets forth the quarterly high and low closing bid prices for the common stock as reported on the OTC Bulletin Board for the periods indicated. These prices are based on quotations between dealers, and do not reflect retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

	High	Low	Close
FISCAL 2003
First Quarter	$0.19	$0.09	$0.13
Second Quarter	0.21	0.13	0.19
Third Quarter	0.26	0.12	0.19
Fourth Quarter	0.20	0.09	0.14

	High	Low	Close
FISCAL 2004
First Quarter	$0.34	$0.10	$0.31
Second Quarter	0.49	0.26	0.41
Third Quarter	0.41	0.22	0.28
Fourth Quarter	0.31	0.23	0.30

b)               Holders of Common Stock

On March 15, 2005 there were approximately 689 holders of record of common stock. This number does not include beneficial owners of the common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

c)                Dividends

To date, the Company has not declared or paid any dividends on common stock. The payment by the Company of dividends, if any, is within the discretion of the Board of Directors and will depend on its earnings, if any, capital requirements and financial condition, as well as other relevant factors. The Board of Directors does not intend to declare any dividends in the foreseeable future.

d)               Book Value of Common Stock

The book value of WorldWater as of December 31, 2004 was a deficiency of $(4,273,641) or a deficiency of $(0.054) per share of common stock. Book value per share is determined by dividing the tangible book value of WorldWater (total tangible assets less total liabilities) by the number of outstanding shares of common stock.

e)                Recent Sales of Unregistered Securities

In consideration for providing investor relations, business development, and financial strategic advisor services, the Company issued 560,357 restricted common stock shares at prices ranging between $0.17 and $0.28. In addition, 550,000 warrants were exercised and restricted stock issued at a price of $0.15 per share.

f)                  Preferred Stock

Since 2001, the Company has not issued Preferred Stock. As of October 1, 2004, the preferred shareholder converted 66,667 shares of Series A 7% Convertible Preferred Stock into a like number of common shares. As of December 31, 2004, the Company has 611,111 shares of Series B 7% Convertible Preferred Stock outstanding.

The Series B 7% three-year Convertible Preferred Stock was issued at $0.90 per share in 2000. The Series B Preferred Stock proceeds were intended to be used by the Company for the initial operating requirements of WorldWater (Phils) Inc., the Philippine subsidiary of the Company. The conversion privilege, which expired September 2003, was either into 10% of WorldWater (Phils) Inc. or into 611,111 common shares of the Company.

It is the Company’s position that the holder of these preferred shares failed to convert to shares of the Company’s common stock in accordance with the terms of issuance, and that the preferred shares expired on September 8, 2003. It is the Company’s position that the obligations for the payment of dividends on such shares also terminated on that date. The Company is engaged in negotiations with the holder of the Series B preferred shares to resolve the disputed terms of conversion.

Dividends on both the Series A and Series B were accrued through September 30, 2004 at the rate of 7% and shown as ‘Accretion of preferred stock dividends’ in the Consolidated Statement of Operations.

ITEM 6.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATION.

Statements in this Management’s Discussion and Analysis, and elsewhere in this Annual Report on Form 10-KSB concerning the Company’s outlook or future economic performance; anticipated profitability, gross billings, commissions and fees, expenses or other financial items; and, statements concerning assumptions made or exceptions to any future events, conditions, performance or other matters constitute forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, (1) that there can be no assurance that the Company will grow and or manage its growth profitably, (2) risks-associated reliance on governmental regulations, (3) competition, (4) the Company’s interim results have fluctuated in the past and are expected to fluctuate in the future, (5) the loss of services of key individuals which could have a material adverse effect on the Company’s business, financial condition or operating results and (6) risks associated with operating in emerging countries.

OVERVIEW

WorldWater Corp. is an international solar engineering and water management company with unique, high-powered solar technology providing solutions to water supply and energy problems worldwide. Through research and development, the Company created proprietary solar technology capable of operating pumps and motors up to 600 horsepower used in irrigation, water utility pumping systems and refrigeration. This increased power capability, coupled with growing energy shortages in the United States, has opened domestic market opportunities that have now become the principal focus of its business. The Company has focused its efforts on aggressively marketing this proprietary solar technology domestically in conjunction with its on-going international efforts. In the U.S., this includes public and private commercial markets, particularly in California, New Jersey and other states which offer incentives for renewable energy sources. The Company continues to seek opportunities throughout the world, including Asia, the Philippines where it maintains a subsidiary, the Middle East (primarily Iraq), and Africa.

During 2004, the Company had two major sales orders resulting in $5,614,362 in net revenues. In 2003, the Company also had two equipment sales orders resulting in $1,143,302 in revenue. In the second half of 2004 the Company strengthened its sales and marketing organization with four new hires and is focused on expanding its domestic sales channels to take advantage of the recent state governmental initiatives in New York, Pennsylvania, Colorado and other states aimed at accelerating the adoption of solar power for commercial applications. Internationally the Company formed an alliance with The Sandi Group to pursue opportunities in the reconstruction required in Iraq and formed an alliance with the Xinhua Financial Network Limited to explore introduction of its products in the Peoples Republic of China.

The cash raised through the issuance of convertible debt and private equity sales including the registered Stock Purchase Agreement (“SPA”) has provided the Company with the working capital resources to meet its operating activities. However, the Company’s current cash and cash equivalents will not be sufficient to fund current and expected increase level of activities through fiscal year 2005, and, as a result, the Company is seeking to raise significant additional financing to successfully fund operations.

The Company does not know whether it will be able to raise additional financing or financing on terms favorable to it. If adequate funds are not available or are not available on acceptable terms, the Company’s ability to fund current operations or otherwise respond to competitive pressures will be significantly limited.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The consolidated financials are presented on the basis the Company will continue as a going concern. The going-concern concept contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company’s working capital deficit and stockholders’ deficiency raises substantial doubt about the Company’s ability to continue as a going-concern. The Company continues to market its products domestically and internationally. However, there can be no assurances that the Company will be successful in its marketing efforts or in its ability to raise additional financing to remain a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this going-concern uncertainty.

The preparation of consolidated financial statements in accordance with generally accepted accounting principals requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of its customers were to deteriorate, such that their ability to make payments was impaired, additional allowances could be required.

ACCOUNTING FOR INCOME TAXES

The Company is required to estimate its income taxes in each of the jurisdictions in which it operates as part of its consolidated financial statements. This involves estimating the actual current tax in addition to assessing temporary differences resulting from differing treatments for tax and financial accounting purposes. These differences together with net operating loss carryforwards and tax credits may be recorded as deferred tax assets or liabilities on the balance sheet. A judgment must then be made of the likelihood that any deferred tax assets will be recovered from future taxable income. To the extent that the Company determines that it is more likely than not that deferred tax assets will not be utilized, a valuation allowance is established. Taxable income in future periods significantly different from that projected may cause adjustments to the valuation allowance that could materially increase or decrease future income tax expense. As of December 31, 2004 and 2003 an allowance equal to 100% of the deferred tax asset was recorded.

SELECTED FINANCIAL DATA

The data set forth below should be read in conjunction with the Company’s financial statements and related notes and this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this filing. The statement of operations data presented below for the fiscal years ended December 31, 2004 and 2003 and the balance sheet data at December 31, 2004 and 2003 have been derived from the audited financial statements which appear elsewhere in this filing. The statement of operations data presented below for the years ended December 31, 2002, 2001 and 2000, and the balance sheet data at December 31, 2002, 2001 and 2000 have been derived from the Company’s audited financial statements, which are not included in this filing.

	Year Ended December 31,
	2004	2003	2002	2001	2000
Operating Results
Net Revenue	$5,837,224	$1,279,573	$643,541	$241,045	$279,531
Gross Profit (Loss)	(149,085)	318,928	112,353	59,519	31,821
Loss From Operations	(6,087,358)	(3,301,020)	(2,007,536)	(1,547,865)	(1,958,821)
Loss Attributable To Common Stock	(8,056,694)	(3,924,774)	(2,005,731)	(2,494,757)	(1,704,179)
Net Loss Per Basic & Diluted Share Attributable To Common Stock	(0.12)	(0.08)	(0.04)	(0.07)	(0.06)

	December 31,
	2004	2003	2002	2001	2000
Balance Sheet Data
Cash and Cash Equivalents	$38,852	$59,045	$140,574	$18,115	$67,229
Working Capital	(2,324,752)	(2,350,312)	(1,082,224)	(1,001,153)	(607,636)
Total Assets	1,790,868	221,225	1,177,970	265,084	441,299
Long term obligations—less current portion	1,696,232	1,665,396	349,878	61,270	20,480
Stockholder’s Deficit	(4,273,641)	(3,941,442)	(1,339,968)	(939,952)	(254,046)

RESULTS OF OPERATIONS

Equipment Sales.   Equipment sales consisted of revenues from the installation of a 267,840 kW(dc) solar-driven irrigation and energy system for a citrus farm and the sales of solar equipment to a constructor of a 1,132,200 kW(dc) solar energy system constructed for a community college in the year ended December 31, 2004 and revenues from the installation of two solar pumping and energy systems in the year ended December 31, 2003. For the years ended December 31, 2004 and 2003, equipment sales represented 96%  and 89% respectively of total revenues.

Under the equipment sales contract for the 267,840 kW(dc) solar-driven irrigation and energy system the Company has guaranteed the price of certain Renewable Energy Credits (RECs) to be generated by the installation during the first seven years of operation. Based on current market indications the Company estimates its guarantee obligation may result in a loss of $393,617 which is tied to the future market and trading value of RECs traded in California. Without the knowledge of the future value of these RECs, the Company has recorded the estimated loss, $393,617, as a reduction of Equipment Sales revenue in the year ended December 31, 2004. Adjustments to the estimated guarantee obligation will be recognized as an adjustment of revenue over the seven year term of the guarantee obligation.

The Company recorded no international equipment sales revenue in the year ended December 31, 2004. In the year ended December 31, 2003 the Company recorded international equipment sales revenue of $35,817. The Company’s capabilities and technology are being reviewed by various relief organization including USAID, the United Nations and CARE to determine its role in the relief efforts going on in South East Asia as a result of the December 26, 2004 tsunami. The Company anticipates that international sales will be generated in 2005 as a result of the on-going capabilities and technical reviews.

Grant Revenue.   Grant revenue consists of revenues from state and federal governmental agencies used to fund the Company’s ongoing research, development and testing of new products and technologies. The Company recognizes research as services are rendered. During 2004, the Company completed one multi-year research contract. In the fourth quarter of 2003 the Company was awarded a grant in which work commenced in 2004 and will extend into the first half of 2005. In the third quarter of 2004 the Company was award a grant which will extend into  2005.

Cost of Equipment Sales.   Cost of equipment sales consists primarily of third party construction and installation expense, materials and supplies required for construction and component equipment including the solar panels, solar array, inverters, variable speed drives and meters. In addition, commissions earned and warranty expense is included in the cost of equipment sales.

Following completion of the 267,840 kW solar-driven irrigation and energy system the Company initiated an intensive review of all costs incurred to determine what steps should be taken to reduce unexpected costs in order to generate a viable gross margin on future projects. Key findings from the review included: a) complete detail engineering prior to start of field construction; b) infusion of discipline in the sourcing and procurement of components; and c) greater involvement of existing engineering personnel from the beginning of contract discussions through project completion.

Cost of Grant Revenue.   Cost of grant revenue consists primarily of third party subcontracted costs incurred for consulting expenses and prototype costs. The Company expenses internal research engineering and development costs as incurred, see Research and Development expense below.

Marketing, general and administrative expenses.   Marketing, general and administrative expenses consist primarily of salaries and related personnel costs, travel, professional fees, including legal and accounting, rent, insurance, and other sales and marketing expenses. The Company increased the number of persons directly involved in the marketing and sales of its installation during the second half of 2004. The Company expects to expend an increase in absolute dollars in 2005as the Company increases its sales efforts, hires or retains on a commission basis additional sales personnel, and initiates additional marketing campaigns beyond the agricultural sector which in 2003 and 2004 was the primary focus of the Company’s domestic marketing efforts.

Debt sourcing fees and commissions.   The Company historically has financed its operations through a combination of convertible debt, convertible preferred stock, and equity. To date on-going operations have been a net user of capital and is expected to continue to be a net user of capital through at least the first half of 2005. The result of having to rely on outside sources of capital for financing has been very costly for the Company. Debt sourcing fees and commissions are expected to be incurred in 2005 until the Company’s revenue of equipment sales grows to a level where gross profit can cover operating expenses.

Research and development expense.   Research and development expense consists primarily of internal personnel salary and related personnel costs and prototype costs incurred to improve the design of the Company’s installations and expand the Company’s product line. Research and development is critical to the Company’s strategic objectives of enhancing its technology to meet the requirements of its expanding target customers. The Company expects to maintain, if not increase, its current level of expenditure for research and development going forward.

COMPARISON OF YEARS ENDED DECEMBER 31, 2004 AND 2003

Revenues.   Equipment sales for the year ended December 31, 2004 were $5,614,362, an increase of $4,471,060, or 391 % from $1,143,302 for the same period in 2003. The increase in equipment sales was due to the Company being the supplier of panels and associated solar equipment components to a 1,132,200 kW(dc) solar energy system constructed at a community college in California and the installation of a 267,840 kW solar-driven irrigation and energy system at a citrus farm in California. Grant revenue for the year ended December 31, 2004 were $222,862, an increase of $86,591, or 64%, from $136,271 for the same period in 2003. The increase in grant revenue recognized was primarily attributable to the Company’s research grant from the Board of Public Utilities of the State of New Jersey for which work and associated revenue was recognized beginning in the first quarter of 2004 and will continue through the first half of 2005.

Under the equipment sales contract for the 267,840 kW(dc) solar-driven irrigation and energy system the Company has guaranteed the price of certain Renewable Energy Credits (RECs) to be generated by the installation during the first seven years of operation. Based on current market indications the Company estimates its guarantee obligation may result in a loss of $393,617 which is tied to the future market and trading value of RECs traded in California. Without the knowledge of the future value of these RECs, the Company has recorded the estimated loss, $393,617, as a reduction of Equipment Sales revenue in the year ended December 31, 2004. Adjustments to the estimated guarantee obligation will be recorded as an adjustment of revenue over the seven year term of the guarantee obligation.

Cost of Goods Sold.   The Company’s cost of equipment sales for the year ended December 31, 2004 was $5,731,841, an increase of $4,890,715 or 581% from $841,126 for the same period in 2003. This increase is directly attributable to the Company’s completion of larger projects in 2004  compared to two in 2003 resulting in the installation of 1,400,040 kW(dc) watts of solar energy in 2004 compared to 143,208 kW(dc) during the same period in 2003. The cost of grant revenue for the year ended December 31, 2004 was $254,468 an increase of $134,949, or 113% from $119,519 during the same period in 2003.

Gross Profit(Loss).   The Company’s gross loss for the year ended December 31, 2004 was $149,085. In 2003 the Company had a gross profit of $318,928. The Company’s decline in gross profit is attributable to: the Company’s installation of the267,840 kW solar-driven irrigation and energy system where: (a) unanticipated additional engineering and construction costs totaling approximately $416,000; and (b) a  contingent guarantee liability of $393,617 associated with the Company’s guarantee of the future value of Renewable Energy Credits (RECs) has been recorded. In addition, the Company acted as a supplier of panels and associated solar equipment components for a 1,400,040 kW(dc) watts solar energy being constructed by a third party constructor. The Company’s proprietary technology was not involved and therefore earned a lower gross margin.

The Company had a gross loss of $31,606 on grant revenue for the year ended December 31, 2004 whereas in the same period in 2003 the Company had a gross profit of $16,752.

Marketing, General and Administrative.   Marketing, general and administrative expenses for the year ended December 31, 2004 were $3,821,978  an increase of $1,241,569 or 48%, from $2,580,409 for the same period in 2003. Below is a table breaking down the increase by expense categories between the year ended December 31, 2004 and 2003:

Expense Differences Between Year-Ended December 31, 2004 and 2003

Increase in:
Personnel cost including salaries, benefits and travel	$589,827
Foreign business development representation	298,500
Sales commissions	127,078
Legal and accounting	104,702
Office expenses	84,470
Advertising	44,308
Worldwater (Phils) operating expenses	22,603
Decrease in:
Charge for the allowance of doubtful accounts	(35,671)
Total	$1,235,817

Debt Sourcing Fees And Commissions.   Fees and commissions incurred to raise debt in the year ended December 31, 2004 were $1,913,071 an increase of $1,379,104 or 258% from $533,967 in same period in 2003. The Company has incurred, will continue to incur substantial fees and commissions, including investor relations fees, raising convertible debt to fund its working capital requirements until equipment sales and associate gross profits reach a level to cover operating expenses.

Research and Development.   Research and development expenses in the year ended December 31, 2004 were $203,224, a decrease of $302,348 or 60% from $505,572 in the same period in 2003.

Loss from Operations.   In the years ended December 31, 2004 and 2003 the Company incurred a loss from operations of $6,087,358, an increase of $2,786,338 or 84% from $3,301,020 in the same period in 2003..

Interest Expense.   Interest expense was $2,178,222 in the year ended December 31, 2004 an increase of $1,592,968 or 272% from $585,254 in the same period in 2003. This reflects: a) the increase in convertible debt outstanding during the respective periods; b) an increase in beneficial conversion interest recorded in 2004 verses 2003 of  $650,405 and c) greater amortization of original issue discount of $161,973 attributable to the value of warrants that were attached to the convertible debt when issued in 2003 and 2004.

Income Taxes.   The Company recognized an  income tax benefit  of $ 219,381for the year ended December 31, 2004 and no benefit or expense ended in 2003. The Company participates in the State of New Jersey’s Corporation Business Tax Benefit Certificate Transfer Program (the “Program”), which allows certain high technology and biotechnology companies to transfer unused New Jersey net operating loss carryovers and research and development tax credits to other New Jersey corporation business taxpayers. In 2004 the Company’s application was accepted by the New Jersey Economic Development Authority (the “EDA”) to participate in the program for tax losses incurred in 2003 and 2002. During 2004 the Company sold approximately $1,200,000 and $1,450,000 of its 2003 and 2002 New Jersey State net operating loss carryforwards and $6,020 and $14,418 of its 2003 and 2002 research and development tax credits and recognized a tax benefit of $219,381. The Company did not participate in the program in 2003.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2004, the Company had a net working capital deficiency $(2,324,752) and a Stockholders’ deficiency of $(4,273,641).

The consolidated financials include herein are presented on the basis that the Company will continue as a going-concern. The going-concern concept contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company’s working capital deficit and stockholders’ deficiency raises substantial doubt about the Company’s ability to continue as a going-concern. The Company has historically financed operations and met capital expenditures requirements primarily through sales of capital stock and, to a lesser extent, research revenues and solar system equipment sales. Management continues to raise capital through the sale of common stock and additional borrowings. In addition, management is continuing to market company products domestically and internationally. However, there can be no assurances that the Company will be successful in these efforts. The consolidated financial statements do not include any adjustments that might result from the outcome of this going-concern uncertainty.

The Company needs additional financing to execute its business plan and to respond to business contingencies such as the need to enhance its intellectual property rights, respond to competitive pressures, and develop complementary businesses or necessary technologies. The Company does not know whether it will be able to raise additional financing on favorable financing terms. If adequate funds are not available or are not available on acceptable terms, the Company’s ability to fund its operations and expand its sales distribution network, or otherwise respond to competitive pressures will be significantly limited.

Cash Used in Operating Activities.   The Company used $4,974,772 in its operating activities in the year ended December 31, 2004, an increase of $2,985,391or 150% from $1,989,381 used in the same period in 2003.  The increase is attributable to increased domestic sales efforts principally in California and New Jersey which required the addition of personnel and the unanticipated cost over runs on the 267,840 kW(dc) solar-driven irrigation and energy system installation and increased costs incurred to obtain equity and debt funding.

Cash Used in Investing Activities.   The cash used in investing activities in the year ended December 31, 2004 was $29,699, an increase of $12,305 or 71% from $17,394 invested in 2003. Expenditures were principally for computers and office furniture and fixtures associated with additional personnel.

Cash Provided By Financing Activities.   The Company financed its operations through the issuance of convertible debentures and the issuance of common stock as the result of sales and exercise of options and warrants in the years ended December 31, 2004 and 2003. The cash provided by financing activities in the year ended December 31, 2004 was $4,990,962 an increase of $3,030,398 or 155%, from $1,960,564 for the same period in 2003. In 2004, the Company issued three-year convertible notes having a face amount of $1,180,000 and $1,000,000 in convertible notes maturing October 1, 2005 to institutional and accredited investors.  During 2003, the Company issued three-year convertible notes totaling $1,775,000 and notes payable of $868,003 to institutional and accredited investors. The three-year notes bear interest at 10% per annum payable semi-annually in either cash or common stock of the Company, at the election of the holder, and are convertible into common stock of the Company at $0.15 per share into an aggregate of 14,217,000 shares as of December 31, 2004. The convertible debt maturing October 1, 2005 bears interest at the rate of 15% per annum payable monthly and is convertible, at the election of the Company provided the issued shares are tradable, into common stock of the Company into a maximum of 10,000,000 shares under thirty (30) percent discount to then current market price of the Company’s stock with a cap of $0.40 per share and a floor of $0.10 per share.   The conversion feature of the convertible notes issued in 2004 resulted in the recording of beneficial conversion interest, a non-cash operating charge, of $855,738 an increase of $650,405 or 317%, from $205,333 for the same period in 2003.

In conjunction with the issuance of the three year convertible notes detachable warrants having a term of five years were issued in 2004 and 2003 resulting in a discount on the debt and a charge to additional paid in capital of $593,900 and $587,693 in 2004 and 2003, respectively:

Exercise Price per Share	Detachable Warrants Issued 2004	Detachable Warrants Issued 2003
$0.30	5,638,667	7,839,001
0.20		89,333
0.15		89,333

During 2004 and 2003, the Company made payments on notes payable and long-term debt of $308,194 and $697,439, respectively.

The Company generated cash through the sale of common stock of $2,440,000, including $2,290,000 of stock sold under the SPA described below, and had warrants and options exercised which resulted in        proceeds of $464,003 in 2004. During the same period in 2003, the Company generated $15,000 in cash through exercise of warrants and options.

In April, 2004, the Company entered into a SPA with SBI Brightline VIII LLC (“the Purchaser”). In 2004, subject to the terms of the SPA, the Company issued and sold to the Purchaser 12,000,000 shares of common stock and issued 3,600,000 detachable warrants as shown in the table below:

	Common Stock Purchase Rights		Warrant Rights
Tranche No.	No. of Shares	Price Per Share	No. of Warrants	Price Per Warrant
Purchased Prior to December 31, 2004
1	7,000,000	$0.17	2,100,000	$0.17
2	5,000,000	$0.22	1,500,000	$0.22
Available to be Purchased as of December 31, 2004
3	5,000,000	$0.27	1,500,000	$0.27
Total/Average	17,000,000	$0.214	5,100,000	$0.214

The trading price of the Company’s common stock during the several week period leading up to April 1, 2004, the effective date of the SPA, was generally greater than the price per share for Tranche No. 1  shares  that  were sold under the SPA; however, the average closing  price  during March 2004 was slightly more than $0.20 per share and the average  share  price  of all of the shares to be sold under the SPA is slightly greater  than  $0.21  per  share.

The SPA expired on December 31, 2004. The Company has permitted the Purchaser to purchase shares under the terms of the expired SPA in the first quarter of 2005. The Purchaser is not obligated to purchase nor is the Company obligated to sell the remaining stock of third Tranche. The Company cannot make any assurances that the remaining stock of the third Tranche will be acquired by the Purchaser.

In the first quarter 2005, the Company issued and sold to the Purchaser 740,741 shares of common stock at a price of $0.27 per share as the initial installment of the third Tranche resulting in equity proceeds of $200,000. In conjunction with the sale of the stock, the Company issued 222,222 unregistered warrants at a price of $0.27 per share included in the third Tranche shown above. The Company cannot make any assurances that the remaining stock of the third Tranche will be acquired by the Purchaser.

The Company currently does not have any special purpose entities or off-balance sheet financing arrangements.

The following table summarizes the Company’s contractual obligations as of December 31, 2004 and the effect such obligations are projected to have on its liquidity and cash flow in future periods:

	Operating Lease Payments	Employment Payments	Total
2005	$159,944	$433,500	$593,444
2006	140,337	346,000	486,337
2007	64,773	—	64,773
Total	$365,054	$779,500	$1,144,554

INCOME TAXES

As of December 31, 2004, the Company had federal and state net operating loss carryforwards totaling approximately $20,991,800 and $1,934,000, respectively, available to reduce future taxable income and tax liabilities which expire at various dates between 2005 and 2024. In addition, as of December 31, 2004, the Company had federal and state research and development tax credit carryforwards of approximately $180,600and $20,000, respectively, available to reduce future tax liabilities which expire at various dates between 2009 and 2024. Under provisions of the Internal Revenue Code, substantial changes in the Company ownership may limit the amount of net operating loss carryforwards and research and development credit carryforwards, which can be used annually to offset future taxable income and tax liabilities. Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Management has considered the Company’s history of losses and, in accordance with the applicable accounting standards, has fully reserved the deferred tax asset as of December 31, 2004 and 2003.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This has no impact on the Company.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The compensation cost will be measured based on the fair value of the equity or liability instruments issued. The Statement is effective as of the beginning of the first interim or annual period beginning after December 15, 2005 for public entities that file as small business issuers, such as the Company.

In September 2004, the FASB’s Emerging Issue Task Force (“EITF”) reached a consensus on EITF Issue No. 04-08, the Effect of Contingently Convertible Instruments on Diluted Earnings per Share. The task force reached a conclusion that contingently convertible instruments should be included in diluted earnings per share computations, if dilutive, regardless of whether the market price trigger or other contingent feature has been met.

In April 2004, the Emerging Issues Task Force issued Statement No. 03-06 (“EITF 03-06”), “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share.” EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. The adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

In December, 2003, the Staff of the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 104 (SAB 104), “Revenue Recognition”, which supersedes SAB 101, “Revenue Recognition in Financial Statements.” SAB 104’s primary purpose is to rescind the accounting guidance contained in SAB 101 related to multiple-element revenue arrangements that was superseded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s related “Revenue Recognition in Financial Statements Frequently Asked Questions and Answers” issued with SAB 101 that had been codified in SEC Topic 13, “Revenue Recognition.” While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The adoption of SAB 104 did not have a material effect on the Company’s financial position or results of operations.

In May 15, 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 represents a significant change in practice in the accounting for a number of financial instruments; including mandatory redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. The Company currently does not have any such instruments. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003. There was no impact from the adoption of this statement.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative as discussed in Statement No. 133. It also specifies when a derivative contains a financing component that warrants special reporting in the Consolidated Statement of Cash Flows. SFAS No. 149 amends certain other existing pronouncements in order to improve consistency in reporting these types of transactions. The new guidance is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In January 2003, the FASB issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) and, in December 2003, issued a revision to that interpretation (“FIN 46R”). FIN 46R replaces FIN 46 and addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. A Variable Interest Entity (“VIE”) is defined as (a) an ownership, contractual or monetary interest in an entity where the ability to influence financial decisions is not proportional to the investment interest, or (b) an entity lacking the invested capital sufficient to fund future activities without the support of a third party. FIN 46R establishes standards for determining under what circumstances VIEs should be consolidated with their primary beneficiary, including those to which the usual condition for consolidation does not apply. The adoption of FIN 46R did not have a material impact on the Company’s financial position or results of operations.

ITEM 7.                FINANCIAL STATEMENTS.

Report of Independent Registered Public Accounting Firm

We have audited the accompanying balance sheets of WorldWater Corp. and Subsidiaries as of December 2004 and 2003, and the related statements of operations, changes in stockholders’ equity (deficiency), and cash flows for each of the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WorldWater Corp. and Subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Amper, Politziner & Mattia, P.C.

March 23, 2005
Edison, New Jersey

WORLDWATER CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004 AND 2003

	2004	2003
Assets
Current Assets:
Cash and cash equivalents	$38,852	$59,045
Accounts receivable, net of allowance for doubtful accounts of $47,759 and $22,647 as of December 31, 2004 and 2003, respectively	1,590,221	49,101
Deferred contract costs	—	8,872
Prepaid expenses	70,062	13,141
Advances to employees	14,033	16,800
Total Current Assets	1,713,168	146,959
Equipment and leashold improvements, Net	58,611	65,219
Deposits	19,089	9,047
Total Assets	$1,790,868	$221,225
Liablilties and Stockholders’ (Deficiency)
Current Liabilities:
Accounts payable and accrued expenses	$2,558,135	$1,715,152
Long-term debt and notes payable, current portion	1,235,714	384,901
Notes payable, related parties	123,013	262,703
REC guarantee liability, current portion	63,260	—
Customer deposits	57,798	134,515
Total Current Liabilities	4,037,920	2,497,271
Long-term debt	1,605,526	1,582,502
REC guarantee liability, net of current portion	330,357	—
Long-term debt, related parties	90,706	82,894
Total Liabilities	6,064,509	4,162,667
Commitments and contingencies	—	—
Stockholders’ (Deficiency):
Preferred Stock 7% Convertible $.01 par value authorized 10,000,000; issued and outstanding:
Series A -0 and 66,667 shares liquidation preference $60,000 as of December 31, 2004 and 2003	—	667
Series B 611,111 shares liquidation preference $550,000 as of December 31, 2004 and 2003	6,111	6,111
Common Stock, $.001 par value; authorized 160,000,000; issued and outstanding 79,834,341 and 52,506,720 at December 31, 2004 and 2003, respectively	79,834	52,507
Additional paid-in capital	23,401,472	15,726,953
Deferred compensation	(75,000)	(105,000)
Accumulated other comprehensive (loss)	(56,080)	(49,396)
Accumulated deficit	(27,629,978)	(19,573,284)
Total Stockholders’ (Deficiency)	(4,273,641)	(3,941,442)
Total Liabilities and Stockholders’ (Deficiency)	$1,790,868	$221,225

The Notes to Consolidated Financial Statements are an integral part of these statements.

WORLDWATER CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003
Revenue:
Equipment sales	$5,614,362	$1,143,302
Grant revenue	222,862	136,271
Total	5,837,224	1,279,573
Cost of goods sold:
Cost of equipment sales	5,731,841	841,126
Cost of grant revenue	254,468	119,519
	5,986,309	960,645
Gross (Loss) Profit	(149,085)	318,928
Operating Expenses:
Marketing, general and administrative expenses	3,821,978	2,580,409
Debt sourcing fees and commissions	1,913,071	533,967
Research and development expense	203,224	505,572
Total Expenses	5,938,273	3,619,948
Loss from Operations	(6,087,358)	(3,301,020)
Other (Expense) Income
Interest expense, net	(2,178,222)	(585,254)
Other income, net	18,380	—
Total Other (Expense) Income, Net	(2,159,842)	(585,254)
Loss before income taxes	(8,247,200)	(3,886,274)
Benefit from sale of NJ net operating losses and NJ Research Credits	219,381	—
Net loss	(8,027,819)	(3,886,274)
Accretion of preferred stock dividends	(28,875)	(38,500)
Net Loss Applicable to Common Shareholders	$(8,056,694)	$(3,924,774)
Net loss applicable per Common Share (basic and diluted):	$(0.12)	$(0.08)
Weighted Average Common Shares Outstanding used in Per Share Calculation:	65,360,690	51,008,306

The Notes to Consolidated Financial Statements are an integral part of these statements.

WORLDWATER CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003
Cash Flows from Operating Activities:
Net loss before accretion of preferred dividends	$(8,027,819)	$(3,886,274)
Adjustments to reconcile net loss tonet cash used in operating activities:
Issuance of warrants and options for services	1,386,015	188,217
Beneficial conversion feature of convertible notes	855,738	205,333
Amortization of interest expense	784,772	137,706
Issuance of stock for service	324,668	233,875
Depreciation and amortization	38,507	35,262
Issuance of stock in lieu of interest	72,108	—
Issuance of warrants for loan consideration	—	56,608
Amortization of deferred compensation	30,000	30,000
(Gain) / Loss on sale of vehicle	(2,200)	—
Bad debts	—	13,667
Changes in assets and liabilities:
Accounts receivable	(1,541,120)	220,404
Inventory	—	61,862
Deferred contract costs	8,872	574,771
Prepaid expenses and other assets	(64,194)	(13,356)
Accounts payable and other accrued expenses	842,981	261,201
Customer deposits	(76,717)	(108,657)
Renewable energy credits guarantee liability	393,617	—
Net Cash (Used in) Operating Activities	(4,974,772)	(1,989,381)
Cash Flows from Investing Activities:
Purchase of equipment and leasehold improvements	(31,899)	(11,894)
Proceeds from sale of vehicle	2,200	—
Deposits	—	(5,500)
Net Cash Provided by (Used in) Investing Activities	(29,699)	(17,394)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock	2,440,000	—
Proceeds from issuance of debt, notes payable and warrants	2,395,153	2,643,003
Proceeds from exercise of warrants and stock options	464,003	15,000
Payments on long-term debt	(308,194)	(697,439)
Net Cash Provided by Financing Activities	4,990,962	1,960,564
Net effect of currency translation on cash	(6,684)	(35,318)
Net Increase (Decrease) in Cash	(20,193)	(81,529)
Cash and cash equivalents at Beginning of Year	59,045	140,574
Cash and cash equivalents at End of Year	$38,852	$59,045

The Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	Common Stock		Preferred Stock		Additional Paid-In Capital	Additional Paid-In Capital	Deferred	Accumulated	Accumulated Other Comprehensive Income
	Shares	Par Value	Shares	Par Value	(Common)	(Preferred)	Compensation	Deficit	(Loss)	Total
Balance, December 31, 2002	50,365,052	$50,364	677,778	$6,778	$13,858,589	$541,889	$(135,000)	$(15,648,510)	$(14,078)	$(1,339,968)
Preferred Stock—accretion of dividends	—	—	—	—	—	38,500	—	(38,500)	—	1—
Beneficial conversion feature of convertible notes	—	—	—	—	205,333	—	—	—	—	205,333
Conversion of convertible notes	500,000	500	—	—	59,500	—	—	—	—	60,000
Issuance of common stock:
For services	1,541,668	1,542	—	—	232,333	—	—	—	—	233,875
Exercise of options	100,000	100	—	—	14,900	—	—	—	—	15,000
Detachable warrants granted with convertible debt	—	—	—	—	587,693	—	—	—	—	587,693
Warrants granted for commissions on financing	—	—	—	—	188,217	—	—	—	—	188,217
Amortization of deferred compensation	—	—	—	—	—	—	30,000	—	—	30,000
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(3,886,274)	—	(3,886,274)
Other comprehensive expense—
Currency translation adjustment	—	—	—	—	—	—	—	—	(35,318)	(35,318)
Total comprehensive loss										(3,921,592)
Balance, December 31, 2003	52,506,720	52,506	677,778	6,778	15,146,565	580,389	(105,000)	(19,573,284)	(49,396)	(3,941,442)
Preferred Stock
Accretion of dividends	—	—	—	—	—	28,875	—	(28,875)	—	—
Conversion of preferred to common stock	66,667	67	(66,667)	(667)	59,933	(59,333)	—	—	—	—
Payment of dividend in common stock	61,889	62	—	—	12,538	(12,600)	—	—	—	—
Beneficial conversion feature of convertible notes	—	—	—	—	855,738	—	—	—	—	855,738
Conversion of convertible notes	9,699,999	9,700	—	—	1,335,300	—	—	—	—	1,345,000
Issuance of common stock:
Under SPA	12,000,000	12,000	—	—	2,278,000	—	—	—	—	2,290,000
Restricted stock under private placement	1,000,000	1,000	—	—	149,000	—	—	—	—	150,000
Exercise of warrants	2,095,667	2,096	—	—	354,254	—	—	—	—	356,350
For services	1,506,357	1,506	—	—	323,074	—	—	—	—	324,580
Exercise of options	635,836	636	—	—	107,017	—	—	—	—	107,653
In lieu of payment of interest	261,206	261	—	—	71,847	—	—	—	—	72,108
Detachable warrants granted with:
Convertible debt	—	—	—	—	593,900	—	—	—	—	593,900
Restricted stock	—	—	—	—	80,400	—	—	—	—	80,400
Common stock under SPA	—	—	—	—	481,444	—	—	—	—	481,444
Warrants granted for:
Services arranging financing	—	—	—	—	643,600	—	—	—	—	643,600
Business development services	—	—	—	—	270,000	—	—	—	—	270,000
Extensions of short-term loans	—	—	—	—	46,000	—	—	—	—	46,000
Options granted in lieu of interest	—	—	—	—	55,531	—	—	—	—	55,531
Amortization of Deferred compensation	—	—	—	—	—	—	30,000	—	—	30,000
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(8,027,819)	—	(8,027,819)
Other comprehensive expense—
Currency translation adjustment	—	—	—	—	—	—	—	—	(6,684)	(6,684)
Total comprehensive loss	—	—	—	—	—	—	—	—	—	(8,034,503)
Balance, December 31, 2004	79,834,341	$79,834	611,111	$6,111	$22,864,141	$537,331	$(75,000)	$(27,629,978)	$(56,080)	$(4,273,641)

The Notes to Consolidated Financial Statements are an integral part of these statements.

WORLDWATER CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note (1)   Liquidity

At December 31, 2004, WorldWater Corp. (the “Company”) had a working capital deficiency of $(2,324,752) and a Stockholders’ deficiency of $(4,273,641).

These consolidated financials are presented on the basis that the Company will continue as a going-concern. The going-concern concept contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company’s working capital deficit and stockholders’ deficiency raises substantial doubt about the Company’s ability to continue as a going-concern. The Company has historically financed operations and met capital expenditures requirements primarily through sales of capital stock and, to a lesser extent, research and product revenues and solar system equipment sales. Management continues to raise capital through the sale of common stock and additional borrowings. In addition, management is continuing to market their products domestically and internationally. However, there can be no assurances that the company will be successful in these efforts. The consolidated financial statements do not include any adjustments that might result from the outcome of this going-concern uncertainty.

The Company needs additional financing to execute its business plan and to respond to business contingencies such as the need to enhance its intellectual property rights, respond to competitive pressures, and develop complementary businesses or necessary technologies. The Company does not know whether it will be able to raise additional financing on favorable financing terms. If adequate funds are not available or are not available on acceptable terms, the Company’s ability to fund its operations and expand sales distribution network, or otherwise respond to competitive pressures will be significantly limited.

Note (2)   Nature of the Business

The Company, doing business as WorldWater & Power Corporation, operates in one business segment focused on applying solar energy to drive motors traditionally driven by alternating current (AC) by conversion of direct current (DC) power produced by solar photovoltaic cells with an historical emphasis being water delivery solutions provider. The Company has developed proprietary electrical conversion technology and designed and constructed solar-powered water management solutions both internationally and domestically. The Company has performed solar energy and water management advisory consulting services for and served as supplier of implementation equipment to governmental entities worldwide and commercial enterprises domestically.

Information with respect to the Company’s geographic segments for the years ended December 31, 2004 and 2003 is presented below:

	Revenue		Long-lived Assets
	2004	2003	2004	2003
United States	$5,837,224	$1,243,756	$58,611	$58,712
Philippines		35,817		6,507
Total	$5,837,224	$1,279,573	$58,611	$65,219

Note (3)   Summary of Significant Accounting Policies

A summary of the major accounting policies followed by the Company in the preparation of the accompanying financial statements is set forth below.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company’s subsidiary, WorldWater (Phils) Inc. and certain other inactive subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company’s wholly-owned inactive subsidiaries include:

WorldWater, Inc., a Delaware Corporation

WorldWater Holdings Inc., a Delaware Corporation

WorldWater East Africa Ltd., a Tanzanian Corporation

WorldWater Pakistan (PVT.), LTD., a Pakistan Company

Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.   Estimates are used for, but not limited to, foreign currency translation, depreciation, taxes, the guaranty liability for the value of Renewable Energy Credits, and the value of shares issued. Although these estimates are based on management’s best knowledge of current events and actions that the company may undertake in the future, actual results may be different from the estimates.

Foreign Currency Translation

Assets and liabilities of the Company’s active non-U.S. subsidiary, WorldWater (Phils) Corp., which operates in the local currency of the Philippines, are translated to U.S. dollars at exchange rates in effect at the balance sheet date with the resulting translation adjustment recorded in other comprehensive income. Income and expense accounts are translated at average exchange rates during the year.

Fair Value of Financial Instruments

The carrying value of marketable securities, accounts receivable, accounts payable, and accrued expenses approximate their respective fair values due to their short maturities. The fair value of the Company’s notes payable and debt are estimated based on the current rates offered to the Company for debt of the same remaining maturities and similar terms. See ”Guarantor Agreements” below for disclosures regarding the fair value of the of the Company’s exposure for Renewable Energy Credits (“RECs”) which have been accrued on the Balance Sheet as of December 31, 2004.

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with a high quality financial institution. With respect to accounts receivable as of December 31, 2004, such receivables were primarily from two customers of solar equipment installed in the United States and were collected during the first quarter of 2005. One customer accounted for approximately 69% of total accounts receivable and the second customer accounted for approximately 28% as of December 31, 2004. The Company does not require collateral or other security against accounts receivable; however, it maintains reserves for potential credit losses and such losses have historically been within management’s expectations. The Company had two customers which accounted for 96% and 87% of revenue for the years ended December 31, 2004 and 2003, respectively.

Guarantor Arrangements

In November 2002, the FASB issued FIN No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34.” The Interpretation requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. The Interpretation also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The accounting requirements for the initial recognition of guarantees are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The following is a summary of the Company’s agreements that have been determined to fall within the scope of FIN No. 45.

Renewable Energy Credit Guarantee (RECs)

Under the equipment sales contract for the 267,840 kW(dc) solar-driven irrigation and energy system the Company has guaranteed the price of certain Renewable Energy Credits (RECs) to be generated by the installation during the first seven years of operation. Based on current market indications the Company estimates its guarantee obligation may result in a loss of $393,617 which is tied to the future market and trading value of RECs traded in California. Without the knowledge of the future value of these RECs, the Company has recorded the estimated loss, $393,617, as a reduction of Equipment Sales revenue in the year ended December 31, 2004. Adjustments to the estimated guarantee obligation will be recognized as an adjustment of revenue over the seven year term of the guarantee obligation.

Product Warranty

The Company provides for the estimated cost of product warranties at the time revenue is recognized.. Since the Company has a limited operating history, adjustments in future periods may be required as its installations mature. The following table summarizes the activity regarding the Company’s warranty accrual:

Balance, December 31, 2002	$5,868
Accruals for warranties issued during 2003	21,338
Utilization of warranty reserve	—
Balance, December 31, 2003	27,206
Accruals for warranties issued during 2004	79,794
Utilization of warranty reserve	—
Balance, December 31, 2004	$107,000

Comprehensive Loss

Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income” establishes standards for reporting and presentation of comprehensive loss and its components in a full set of financial statements. Comprehensive loss consists of net loss and foreign currency translation and is presented in the consolidated statements of stockholders’ deficiency. SFAS No.130 requires only additional disclosures in the financial statements; it does not affect the Company’s financial position or results of operations.

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

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of its customers were to deteriorate, such that their ability to make payments was impaired, additional allowances could be required.

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

Inventory

Inventory is stated at the lower of cost or market determined by the First-In, First-Out (FIFO) method. Historically inventory has consisted mainly of purchased system components. As of December 31, 2003 and 2004, the Company had no net inventory on its balance sheet.

Equipment and Leasehold Improvements

Equipment and leasehold improvements are carried at cost, less accumulated depreciation and amortization are depreciated and amortization for financial reporting purposes using the straight-line method. Depreciation for income tax purposes is computed using accelerated methods. The estimated useful lives are: computers and information equipment, 5 years, office furniture, vehicles, and test and assembly fixtures, 5 to 7 years: leasehold improvements, the shorter of 7 years or the life of the lease. Upon retirement or disposal, the asset cost and related accumulated depreciation are removed from the accounts and the net amount, less any proceeds, is charged or credited to income.

Expenditures for maintenance and repairs are expensed as incurred. Expenditures, which significantly increase asset value or extend useful lives, are capitalized.

Research and Development

Research and development costs are expensed as incurred.

Advertising Costs

Advertising costs are expensed as incurred and were approximately $85,106 and $16,496 for the years ending December 31, 2004 and 2003, respectively.

Stock-Based Compensation

The Company granted options for a fixed number of shares to directors, officers, employees and consultants with the exercise price equal to the fair value of shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and, accordingly recognizes no compensation expense for the stock option grants. The Company has adopted the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, which permits entities to provide pro forma net income (loss) disclosure for stock-based compensation as if the fair-value method had been applied.

Accordingly, no compensation cost has been recognized for the stock option plans because the exercise price of employee stock options equals the market prices of the underlying stock on the date of grant. Had compensation cost been determined based on the fair value at the grant date for awards in the years ended December 31, 2004 and 2003,respectively, consistent with the provisions of SFAS No. 123, the Company’s net loss and loss per share would have been reduced to the pro forma amounts indicated below.

	2004	2003
Net loss, as reported	$(8,056,694)	$(3,924,774)
Add: Stock based employee compensation expense included in reported net loss, net of related tax effects	30,000	30,000
Deduct: Stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(874,076)	(43,407)
Pro forma net loss	$(8,900,770)	$(3,938,181)
Loss per share:
Basic and Diluted—as reported	$(0.12)	$(0.08)
Basic and Diluted—pro forma	$(0.14)	$(0.08)

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

The Company used the Black-Scholes model to value the stock options that it granted. The assumptions that the Company used to estimate the fair value of the options and the weighted-average estimated fair value of an option on the date of the grant are as follows:

	2004	2003
Term, years	10	10
Volatility, average	60%	45%
Risk-free interest rate, zero coupon U.S. Treasury Notes	4%	3%
Dividend yield	0%	0%
Weighted-average fair value per option	$0.19	$0.15

Equity Security Transactions

The Board of Directors has established the fair value of common stock based upon quoted market prices existing at the dates such equity transactions occurred.

Net Loss Per Common Share

Basic loss per share includes no dilution and is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. As presented, the Company’s basic and diluted loss per share attributable to common stockholders is based on the weighted average number of common shares outstanding during the period. The calculation of diluted net loss per common share for the years ended December 31, 2004 and 2003 does not include other potential common shares, including shares issuable upon exercise of options, warrants and conversion rights, since their effect would be antidilutive due to the Company’s losses. Below is a table of the potential issuable shares as of December 31, 2004:

Potential Issuable Shares	As of December 31, 2004
Warrants	31,164,631
Debt conversion rights	24,560,359
Stock options	10,015,325
Stock Purchase Agreement rights	6,500,000
Preferred stock conversion rights	611,111
Total	72,851,426

Recent Accounting Pronouncements

In December  2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This has no impact on the Company.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The compensation cost will be measured based on the fair value of the equity or liability instruments issued.

The Statement is effective as of the beginning of the first interim or annual period beginning after December 15, 2005 for public entities that file as small business issuers, such as the Company.

In September 2004, the FASB’s Emerging Issue Task Force (“EITF”) reached a consensus on EITF Issue No. 04-08, the Effect of Contingently Convertible Instruments on Diluted Earnings per Share. The task force reached a conclusion that contingently convertible instruments should be included in diluted earnings per share computations, if dilutive, regardless of whether the market price trigger or other contingent feature has been met.

In April 2004, the Emerging Issues Task Force issued Statement No. 03-06 (“EITF 03-06”), “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share.” EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. The adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

In December, 2003, the Staff of the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 104 (SAB 104), “Revenue Recognition”, which supersedes SAB 101, “Revenue Recognition in Financial Statements.” SAB 104’s primary purpose is to rescind the accounting guidance contained in SAB 101 related to multiple-element revenue arrangements that was superseded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s related “Revenue Recognition in Financial Statements Frequently Asked Questions and Answers” issued with SAB 101 that had been codified in SEC Topic 13, “Revenue Recognition.” While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The adoption of SAB 104 did not have a material effect on the Company’s financial position or results of operations.

In May , 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 represents a significant change in practice in the accounting for a number of financial instruments; including mandatory redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. The Company currently does not have any such instruments. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003. There was no impact from the adoption of this statement.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative as discussed in Statement No. 133. It also specifies when a derivative contains a financing component that warrants special reporting in the Consolidated Statement of Cash Flows. SFAS No. 149 amends certain other existing pronouncements in order to improve consistency in reporting these types of transactions. The new guidance is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In January 2003, the FASB issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) and, in December 2003, issued a revision to that interpretation (“FIN 46R”). FIN 46R replaces FIN 46 and addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. A Variable Interest Entity (“VIE”) is defined as (a) an ownership, contractual or monetary interest in an entity where the ability to influence financial decisions is not proportional to the investment interest, or (b) an entity lacking the invested capital sufficient to fund future activities without the support of a third party. FIN 46R establishes standards for determining under what circumstances VIEs should be consolidated with their primary beneficiary, including those to which the usual condition for consolidation does not apply. The adoption of FIN 46R did not have a material impact on the Company’s financial position or results of operations.

Reclassifications

Certain prior year balances have been reclassified to conform to current year presentation.

Note (4)   Equipment and Leasehold Improvements

Equipment and leasehold improvements consist of the following at December 31, 2004 and 2003:

	2004	2003
Office furniture and equipment	$115,225	$106,158
Vehicles	92,307	99,956
Computers	59,221	40,278
Test equipment and assembly fixtures	38,334	34,140
Leasehold improvements	8,123	8,123
	313,210	288,655
Less accumulated depreciation and amortization	(254,599)	(223,436)
Equipment and leasehold improvements, net	$58,611	$65,219

Note (5)   Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at December 31, 2004 and 2003:

	2004	2003
Accounts payable—other	$805,984	$745,986
Accounts payable—equipment sales	627,081	—
Accrued salaries	475,478	447,880
Accrued interest	402,467	266,123
Accrued warranty reserve	107,000	27,206
Accrued sales commission	88,023	105,000
Accrued payroll taxes and withholdings	41,792	80,466
Accrued consulting	—	24,000
Other accrued expenses	10,310	18,491
Total	$2,558,135	$1,715,152

Note (6)   Securities Purchase Agreement

In April 2004, the Company entered into a securities purchase Agreement (SPA) with SBI Brightline VIII LLC (“Purchaser”) calling for the sale of common stock and issuance of warrants as shown in the table below.

	Common Stock Purchase Rights		Warrant Rights
Tranche No.	No. of Shares	Price Per Share	No. of Warrants	Price Per Warrant
Purchased Prior to December 31, 2004
1	7,000,000	$0.17	2,100,000	$0.17
2	5,000,000	$0.22	1,500,000	$0.22
Available to Be Purchased As of December 31, 2004
3	5,000,000	$0.27	1,500,000	$0.27
Total/Average	17,000,000	$0.214	5,100,000	$0.214

The trading price of the Company’s common stock during the several week period leading up to April 1, 2004, the effective date of the SPA was generally greater than the price per share for the Tranche No. 1 shares that were sold under the SPA; however, the average closing price during March 2004 was slightly more than $0.20 per share and the average share price of all of the shares to be sold under the SPA is slightly greater than $0.21 per share.

The SPA expired on December 31, 2004. The Company has permitted the Purchaser to purchase shares under the terms of the expired SPA in the first quarter of 2005. The Purchaser is not obligated to purchase nor is the Company obligated to sell the remaining stock of third Tranche. The Company cannot make any assurances that the remaining stock of the third Tranche will be acquired by the Purchaser.

In the first quarter 2005 the Company issued and sold to the Purchaser 740,741 shares of common stock at a price of $0.27 per share as the initial installment of the third Tranche resulting in equity proceeds of $200,000. In conjunction with the sale of the stock, the Company issued 222,222 unregistered warrants at a price of $0.27 per share included in the third Tranche shown above.

Note (7)   Long-Term Debt and Notes Payable

Long-term debt (including convertible debt) and notes payable consist of the following uncollateralized loans outstanding at December 31, 2004 and 2003:

	Holders	Stated	Effective		Interest Payment At Option of Holder— Common	Conversion Price of	Potential Number of	Beneficial Conversion Expense	As of December 31, 2004		As of December 31, 2003
Maturity Date	of Loans	Interest Rate	Interest Rate	Interest Period	Stock or Cash	Common Stock	Shares Upon Conversion	Recorded in 2004	Face Amount	Net Amount Outstanding	Face Amount	Net Amount Outstanding
October 1, 2005	Foreign	15%	15%	Monthly	Yes	30% Discount to	10,000,000	$428,571	1,000,000	1,000,000	—	—
	Credit Unions					Market with Cap of $0.40 and floor of $0.10 per share
2006	Funds &	10%	19-30%	Semi-Annual	Yes	$0.150	8,133,333	—	1,220,000	932,164	2,115,000	1,549,454
	Qualified Individual Investors
2007	Funds &	10%	19-30%	Semi-Annual	Yes	$0.150	6,083,667	427,167	912,550	648,223	—	—
	Qualified Individual Investors
On Demand	Qualified	0% to 10%	0% to 15%	Majority	No	—	—	—	83,000	$83,000	$222,000	$222,000
	Individuals			Monthly
On Demand	Qualified	10%	10%	Maturity	No	$0.400	132,500	—	53,000	53,000	53,000	53,000
	Individual Investors
Stated Maturity Date 1997	Qualified	8%	8%	Maturity	No	$0.400	125,000	—	50,000	50,000	50,000	50,000
	Individual Investor
Not Stated	Qualified	Not stated	4.50%	Not stated	N/A	$0.495	85,859	—	42,500	42,500	52,500	52,500
	Individual Investors	imputed at 4.5%
2008	PNC Bank,	8%		Monthly	No	N/A	N/A	—	32,353	32,353	40,449	40,449
	Guarantee by Chairman			principal payments of $813
						Total	24,560,359	$855,738	$3,393,403	2,841,240	$2,532,949	1,967,403
							Less Current Maturities			1,235,714		384,901
							Total Long-term notes and Debt			$1,605,526		$1,582,502

In conjunction with the SPA described in Note 6, the Company entered into a term loan with HIT Credit Union and Hong Kong League Central Credit Union (the “Lenders”) and SBI Advisors, LLC as agent for the lenders for $800,000. A financing fee of $80,000 was paid to the Lenders. During the third quarter, the term loan was amended to allow for borrowings up to $1,000,000 and amounts borrowed to be repaid and re-borrowed from time to time, the interest rate was lowered from 18% to 15% and the maturity date was extended to October 31, 2005. In December 2004, the term loan was amended to allow for the Company, at its sole option provided the shares issued are tradable, to convert a portion or all of the term loan outstanding into common stock of the Company at a discount of 30% to then current market price of the stock, provided the conversion price cannot be below $0.10 per share and higher than $0.40 per share. As a result of the addition of the beneficial conversion feature to the terms of the term loan, the Company recorded beneficial conversion expense of $428,571 in the fourth quarter of 2004.

The financial advisor to the lenders, SBI Advisors, LLC, received five-year warrants to purchase 600,000 common stock shares exercisable at $0.30 as placement agent for this transaction and the associated amendments. Compensation expense of $138,000 was recorded in 2004 as a result of the issuance of these warrants.

The current maturities of long-term debt are:

2005	$1,235,714
2006	939,882
2007	656,990
2008	8,654
Total	$2,841,240

Note (8)   Related Party Transactions

Notes Payable

Below are notes payable owed to directors, officers and employees of the Company as of December 31, 2004 and 2003:

	2004	2003
Directors	$98,706	$185,894
Officers and employees	115,013	159,703
Total	213,719	345,597
Less current maturities	(123,013)	(262,703)
Total long term note payable, related party	$90,706	$82,894

Notes payable to directors includes a three-year convertible loan dated January 30, 2003, face value of $100,000 which bears interest at 10% per annum. The loan is convertible at the option of the holder at $0.15 per common share for a total of 666,667 shares. All other notes payable to directors and employees are due on demand and accrue interest at 10% per annum.

Other Related Party Transactions

The Company leases office and laboratory facilities from the Chairman of the Company. Lease payments to the Chairman were $39,000 for 2003 and $36,000 in 2004 plus utilities and maintenance, see Commitments note.

The Chairman and Chief Executive Officer has guaranteed $32,353 borrowed from a bank under a note issued in 2001.

Included in accrued sales commissions as of December 31, 2004 is $ 46,919 owed the Chairman and Chief Executive Officer under a management services fee agreement dated April 1, 1991 expiring December 31, 2005 calling for a management services/sales incentive fee equal to one-half percent (0.5%) of the company’s gross product revenues less any related product returns, rebates, allowances, freight charges, tariffs and sales taxes, not to exceed $250,000 per annum.

Note (9)   Convertible Preferred Stock

In 2001 the Company issued a total of 66,667 shares of Series A 7% three-year Convertible Preferred Stock in exchange for financial public relations services. The shares were issued at $0.90 per share and the services were valued at $60,000 and recorded in the financial statements. In October 2004, the shares of Series A Preferred Stock were converted into 66,667 shares of common stock issue at $0.90 per share.

In 2000, the Company issued 611,111 shares of Series B 7% three-year Convertible Preferred Stock at $0.90 per share. The Series B Preferred Stock proceeds were intended to be used by the Company for the initial operating requirements of WorldWater (Phils) Inc., the Philippine subsidiary of the Company. The conversion privileges, which expired September 2003, were either into 10% of WorldWater (Phils)Inc. or into 611,111 common shares of the Company.

It is the Company’s position that the holder of these preferred shares failed to convert to shares of the Company’s common stock in accordance with the terms of issuance, and that the preferred shares expired on September 8, 2003. It is the Company’s position that the obligations for the payment of dividends on such shares also terminated on that date. The Company is engaged in negotiations with the holder of the Series B preferred shares to resolve the disputed terms of conversion.

Dividends on both the Series A and Series B were accrued through September 30, 2004 at the rate of 7% and shown as ‘Accretion of preferred stock dividends’ in the Consolidated Statement of Operations.

Note (10)   Common Stock Transactions

Common stock transactions during the twelve months ended December 31, 2004 consisted of the following:

	Fiscal 2004
	Shares	Price Per Share	Addition to Common Stock Par Value	Addition to Paid-In Capital	Expense Recorded
Shares Issued and Outstanding December 31, 2003	52,506,720	$0.29	$52,507
Shares sold under Stock Purchase Agreement	12,000,000	0.17-0.22	12,000	2,278,000
Conversion of Convertible Loans totaling $1,145,000	9,699,999	0.12-0.15	9,700	1,335,300
Warrants exercised	2,095,667	0.10-0.30	2,096	354,254
Shares issued as compensation for services provided including investor relations, political advisory, financing assistance and repayment loans and accounts payable totaling $33,000	1,506,357	0.15-0.44	1506	323,074	$291,580
Restricted shares sold in private placement	1,000,000	0.15	1,000	149,000
Stock options exercised	635,836	0.15-0.34	635	107,017
Shares issued in lieu of payment of cash for interest	261,206	0.23-0.33	261	71,847
Conversion of preferred stock	66,667	0.90	67	59,933
Shares issued in lieu of payment of preferred dividends	61,889	0.20	62	12538
Change for year ended December 31, 2004	27,327,621	0.17	27,327	4,690,963	291,580
Shares Outstanding December 31, 2004	79,834,341	$0.25	$79,834		$291,580

Note (11)   Warrant Transactions

The Company accounts for transactions with non-employees, in which financing, goods or services are the consideration received for the issuance of equity warrant instruments under the fair value method. The fair value of the warrant was calculated using the Black-Scholes pricing model with the following assumptions: dividend yield of zero percent; expected volatility of 60.73%; risk free interest rate of 3.14% and an average term of 4.72 years. The relative fair value of the warrants resulted in non-cash expenses charges of $1,521,445 and $30,000 for the year ended December 31, 2004 and 2003.

Warrant transactions consisted of the following during the twelve months ended December 31, 2004:

	Exercisable	Stock Price	Addition to	Expense
	Warrants	Range	Paid In Capital	Recorded
Warrants Outstanding As of December 31, 2003	17,978,999	$0.10 to $0.50
Detachable warrants issued in conjunction with obtaining $1,262,550 in convertible notes	5,638,667	0.30	$593,900
Detachable warrants issued in conjunction with the issuance of $2,290,000 of registered common stock shares	3,600,000	0.19	481,444	481,444
Warrants issued in consideration for business development services in the Peoples Republic of China	3,000,000	0.40	270,000	270,000
Warrants issued in consideration for services rendered in raising financing on behalf of the Corporation	2,737,632	0.15 to 0.33	643,601	643,601
Detachable warrants issued in conjunction with the issuance of $150,000 of restricted common stock shares	670,000	0.20	80,400	$80,400
Warrants issued in consideration for extentsions of short-term loans by a Director and Shareholders	525,000	0.15	46,000	46,000
Exercise of Warrants (capital addition included in the Stock Transactions Note)	(2,095,667)	0.15 to 0.30
Expiration of Outstanding Warrants	(890,000)
	13,185,632		$2,115,345	$1,521,445
Warrants Outstanding As of December 31, 2004	31,164,631	$0.15 to $0.50

Warrants outstanding expire as follows:

	Warrants	Strike
Year	Expiring	Price
2005	1,118,333	$0.15 - 0.25
2006	1,313,000	0.15 - 0.30
2007	4,266,000	0.15 - 0.50
2008	9,680,999	0.15 - 0.30
2009	7,986,299	0.15 - 0.30
2010	6,800,000	0.17 - 0.40
	31,164,631

Note (12)   Income Taxes

Income tax benefit for the years ended December 31, 2004 and 2003 were as follows:

	2004	2003
Federal:
Current	$—	$—
Deferred	—	—
	$—	$—
State:
Current	$—	$—
Deferred	—	—
Benefit from sale of net operating losses and research credits	219,381	0
	$219,381	$—

Income taxes computed using the federal statutory income tax rate differs from the Company’s effective tax rate primarily due to the following for the years ended December 31, 2004 and 2003:

Income tax benefit at US federal statutory tax rate	$(2,676,000)	$(1,094,605)
State income taxes, net of federal tax effect	(281,900)	(198,000)
Permanent items	1,062,296	142,000
Change in deferral tax asset valuation allowance	1,895,604	1,150,605
Benefit from sale of State net operating losses and research credits	219,381	—
Provision for income tax	$219,381	$—

As of December 31, 2004, the Company had federal and state net operating loss carryforwards totaling approximately $20,991,800 and $1,934,000, respectively, available to reduce future taxable income and tax liabilities which expire at various dates between 2005 and 2024. In addition, as of December 31, 2004, the Company had federal and state research and development tax credit carryforwards of approximately $180,600 and $20,000, respectively, available to reduce future taxable income and tax liabilities which expire at various dates between 2009 and 2024. Under provisions of the Internal Revenue Code, substantial changes in the Company’s ownership may limit the amount of net operating loss carryforwards and research and development credit carryforwards, which can be used in future years. The carryforwards will expire as follows:

Year Expiring	Net Operating Loss Carryforwards		Research and Development Tax Credits
	Federal	State	Federal	State
2005	$94,500	—	—	—
2006	402,700	—	—	—
2007	251,100	—	—	—
2008	641,300	—	—	—
2009	887,900	—	19,600	—
2010	912,400	24,000	15,200	—
2011	981,200	1,910,000	15,400	20,000
2017	1,263,200	—	12,900	—
2018	1,337,700	—	20,400	—
2019	660,000	—	16,100	—
2020	1,746,200	—	17,700	—
2021	1,455,000	—	16,500	—
2022	1,830,900	—	8,100	—
2023	3,753,700	—	18,700	—
2024	4,774,000	—	20,000	—
	$20,991,800	$1,934,000	$180,600	$20,000

Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Management has considered the Company’s history of losses and, in accordance with the applicable accounting standards, has fully reserved the deferred tax asset. Deferred tax assets consist of the following at December 31, 2004 and 2003:

Gross deferred tax assets
Net operating loss carryforwards	$7,173,000	$5,266,343
Warranty reserve	64,600	32,753
Accrued expenses and deferred compensation	168,000	210,900
	7,405,600	5,509,996
Gross deferred tax liabilities
Deferred tax valuation allowance	(7,405,600)	(5,509,996)
	$—	$—

The Company participates in the State of New Jersey’s corporation business tax benefit certificate transfer program (the “Program”), which allows certain high technology and biotechnology companies to transfer unused New Jersey net operating loss carryovers and research and development tax credits to other New Jersey corporation business taxpayers. In 2004, the Company submitted applications to the New Jersey Economic Development Authority (the “EDA”) to participate in the Program for the years 2002 and 2003 and the applications were approved. The EDA then issued certificates certifying the Company’s eligibility to participate in the Program for these years.

The program requires that a purchaser pay at least 75% of the amount of the surrendered tax benefit. During 2004 the Company sold approximately $1,200,000 and $1,450,000 of its 2003 and 2002 New Jersey State net operating loss carryforwards and $6,020 and $14,418 of its 2003 and 2002 research and development tax credits and recognized a tax benefit of $219,381. The Company did not participate in the program in 2003.

Note (13)   Stock-Based Compensation Plans

Incentive Stock Option Plan

In 1999, the Board of Directors and stockholders approved the Company’s 1999 Incentive Stock Option Plan (the “1999 Plan”), which was amended in 2004 with the approval of the Board of Directors and stockholders to increase the amount of available shares under the plan to a maximum of 15,000,000 million shares. The purpose of the 1999 Plan is to encourage directors, officers, employees and consultants who render services, by providing opportunities to purchase stock of the Company. The 1999 Plan authorizes the issuance of incentive stock options and nonqualified stock options. Options other than those granted to consultants expire ten years from the date of issuance. Options granted to consultants expire three years from the date of grant. Incentive stock options granted generally vest as follows: grants to directors and consultants—immediately upon grant; grants to officers—generally over a define term up to three years; and grants to employees—over the succeeding twelve months.

The following is a summary of stock option activity:

	Shares	Weighted-Average Exercise Price
Balance, December 31, 2002	5,742,371	$0.24
Granted	1,324,386	0.15
Cancelled	(835,850)	0.15
Exercised	(100,000)	0.30
Balance, December 31, 2003	6,130,907	0.22
Granted	5,271,586	0.27
Cancelled	(635,836)	0.16
Exercised	(751,332)	0.19
Balance, December 31, 2003	10,015,325	$0.25

Summarized information about stock options outstanding is as follows:

Range of Exercise Prices	Options Outstanding as of December 31, 2004	Average Remaining Contractual Life	Average Exercise Price	Options Exercisable Options as of December 31, 2004	Average Exercise Price of Exercisable Options
$0.15-0.19	4,119,640	7.3 yrs.	$0.15	3,986,306	$0.15
0.20-0.30	3,907,485	9.2	0.26	1,985,547	0.26
0.31-0.40	1,808,900	5.3	0.34	1,551,731	0.34
0.41-0.60	179,300	1.8	0.51	179,300	0.51
Total	10,015,325		Total	7,702,884

In 2004, in accordance with APB Opinion No. 25, the Company did not recognize compensation expense for options granted under the 1999 Plan. SFAS No. 123, “Accounting for Stock-Based Compensation” as amended in 2004, requires the Company to determine the fair market value of all awards of stock based compensation using an option price model and to disclose pro-forma net income as if the resulting stock-based compensation amounts were recorded. Refer to the above Significant Accounting Policies note for the required pro-forma information.

Restricted Stock Agreement

In 2002 the Company granted 1,000,000 shares of restricted common stock for the benefit of its Chairman and Chief Executive Officer. Compensation expense for the grant was based on the market price ($0.15) for the common stock and is being amortized on a straight-line basis over the five year vesting period based on continuous service. The recipient has the right to vote all shares subject to the grant, whether or not the shares have vested.

The balance of unearned compensation related to the restricted shares as of December 31, 2004 was $75,000. Compensation expense recognized in each of the years ended December 31, 2003 and 2004 was $30,000, respectively.

Note (14)   Employees’ Savings Plan

The Company established a 401(k) plan in 2000 for eligible employees. Under the provisions of the plan, eligible employees may voluntarily contribute a portion of their compensation up to the statutory limit. In addition, the Company can make a matching contribution at its discretion. As of December 31, 2004, the Company has not made any contributions to the plan.

Note (15)   Commitments

Operating Leases

The Company’s executive office, research and development facility is housed in a leased 12,000 square foot site located at 55 Route 31 South, Pennington, New Jersey. The operating lease expires June 25, 2007. In addition the Company has leased office space in Foster City, California for its California sales activities. The operating lease expires in May 31, 2006 . The Company also uses a second leased facility in Hopewell, New Jersey for conferences, meetings and demonstrations of its products. This facility is leased from Quentin T. Kelly, the Chairman and Chief Executive Officer, as document in his employment agreement.

Employment Agreements

The Company has entered into employment agreements with its Chief Executive Officer, Chief Financial Officer and certain key employees of the Company which have remaining terms extending through January 1, 2007.  Employment benefits include auto allowances, participation in Company health insurance coverage, and, in the case of the CEO, maintenance of a whole life insurance policy.

The following is a schedule, by year, of future minimum lease payments required under the non-cancelable operating leases and minimum contracted employment obligations as of December 31, 2004:

	Operating Lease Payments	Employment Payments	Total
2005	$159,944	$433,500	$593,444
2006	140,337	346,000	486,337
2007	64,773	—	64,773
Total	$365,054	$779,500	$1,144,554

Note (16)   Risk and Uncertainties

Foreign Operations

The Company operates in various countries that are subject to risks peculiar to each country. With respect to any particular country, these risks may include:

•       expropriation and nationalization of our assets (including intellectual property) in that country;

•       political and economic instability;

•       social unrest, acts of terrorism, force majeure, war or other armed conflict;

•       inflation;

•       currency fluctuations, devaluations and conversion restrictions;

•       confiscatory taxation or other adverse tax policies;

•       governmental activities that limit or disrupt markets, restrict payments or limit the movement of funds;

•       governmental activities that may result in the deprivation of contract rights; and

•       trade restrictions and economic embargoes imposed by the United States and other countries.

In 2004 all revenues were generated within the United States. In 2003, foreign sales was limited to $35,817 in the Philippines. In 2004 the Company initiated a marketing initiative in Iraq and other Middle East countries and the Peoples Republic of China. Unsettled political conditions, social unrest, acts of terrorism, force majeure, war or other armed conflict, exploitation or other governmental actions, inflation, exchange controls or currency devaluation may result in increased business risk in these regions.

Fixed-price Contracts

The Company utilizes fixed-price contracts which results in business risk. Risk arises from, among other things:

•       uncertainty in estimating the technical aspects and effort involved to accomplish the work within the contract schedule;

•       labor availability and productivity; and

•       supplier and subcontractor pricing and performance.

Intellectual Property Rights

The Company relies on a variety of intellectual property rights in the manufacture of our products. The Company may not be able to preserve these rights intellectual property rights in the future and these rights could be invalidated, circumvented or challenged. In addition, the laws of some foreign countries in which our equipment may be sold do not protect intellectual property rights to the same extent of the United States. Failure to protect our proprietary information and successful intellectual property challenges or infringement proceedings against the Company could materially and adversely affect the Company’s competitive position.

Technological Developments

The market for our equipment is characterized by continual technological developments to provide better and more reliable performance and services. If the Company is not able to design, develop, and produce commercially competitive products and complete installation in a timely manner in response to changes in technology, the business and revenues could be materially and adversely affected. Similarly, if the Company’s proprietary technologies and equipment become obsolete, it may no longer be competitive and its business and revenues could be materially and adversely affected.

Technical Personnel

The engineering services the Company sells in association with the equipment sold is complex and highly engineered and often must be performed in harsh conditions. The Company’s success depends on its ability to employ and retain technical personnel with the ability to design, utilize and enhance these products and services. In addition, our ability to expand our operations depends in part on our ability to increase our skilled labor force. The demand for skilled workers is high and the supply is limited. A significant increase in wages paid by competing employers could result in a reduction of our skilled labor force and or increases in wage rates that we must pay. If either of these events were to occur, our cost structure could increase, our margins decrease and our growth potential could be impaired.

Government Incentives

The competitiveness of our technology and equipment is very much dependent upon governmental rebates and incentives. If there the governmental rebates and incentives were to be materially reduced or eliminated our business and revenues could be materially and adversely affected.

The Company markets its products to developing nations. The ability of these customers to order and pay for the Company’s products and services is dependent on a variety of factors including government approval, adequate funding and vigorous testing procedures.

Effective Internal Controls

Effective internal controls are necessary for the Company to provide reliable financial reports. The Company has in the past discovered, and may in the future discover, areas of its internal controls that need improvement. In addition, Section 404 of the Sarbanes-Oxley Act of 2002 requires the Company to evaluate and report on its internal controls over financial reporting and have its independent auditors annually attest to its evaluation, as well as issue their own opinion on the Company’s internal controls over financial reporting, beginning with our Annual Report on Form 10-KSB for the fiscal year ending December 31, 2006.

The Company is preparing for compliance with Section 404 by strengthening, assessing and testing its system of internal controls to provide the basis for its report. The process of strengthening its internal controls and complying with Section 404 is expensive and time consuming, and requires significant management attention. The Company cannot be certain that these measures will ensure that it will maintain adequate controls over its financial processes and reporting in the future. Furthermore, as the Company grows its business, its internal controls will become more complex and will require significantly more resources to ensure its internal controls overall remain effective.

Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm the Company’s operating results or cause the Company to fail meet its reporting obligations. If the Company or its auditors discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm the Company’s stock price.

Note (17)   Contingencies

The Company is subject to various claims and suits from time to time in the ordinary course of its business. The Company is not aware of any pending or threatened litigation that could have a material adverse effect on the Company’s business, financial condition or results of operations.

Note (18)   Supplemental Disclosure of Cash Flow Information

	2004	2003
Cash paid during the year for interest	$86,757	$51,800
Benefit for sale of New Jersey net operating losses	$219,381	$—

Note (19)   Subsequent Events

In the first quarter the Company made an offer to warrant holders having warrants with an exercise price in excess of $0.20 an opportunity to exercise those warrants at $0.20 per share provided the warrants are exercised on or before March 31, 2005. As of March 23, 2005 there have been 111,667 warrants exercised resulting in proceeds of $22,339 to the Company.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Effective January 15, 2003, the Company engaged Amper Politziner & Mattia (“Amper”) as its independent public accountant to audit its financial statements beginning with the year ended December 31, 2002. During the fiscal year ended prior to January 15, 2003, the Company had not consulted with Amper regarding either (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of opinion that might be rendered on its financial statements; or (ii) any matter that was either the subject of a disagreement or a reportable event as defined in Item 304(a) (2) of Regulation S-K.

ITEM 8A.   CONTROLS AND PROCEDURES.

a) Evaluation of disclosure controls and procedures

Limitations On Effectiveness of Controls

The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  The Company’s disclosure controls and procedures are designed to provide a reasonable assurance of achieving their objectives.

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2004. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are generally effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports filed under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Such evaluation did not identify any change in the year ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s  internal control over financial reporting but there are two areas of material weakness of concern.

In connection with its audit of, and in the issuance of its report on the Company’s financial statements for the year ended December 31, 2004, Amper Politziner & Mattia, P.C. delivered a letter to the Audit

Committee of our Board of Directors and the Company’s management that identifies certain items that it considers to be material weaknesses in the effectiveness of the Company’s internal controls pursuant to standards established by the Public Company Accounting Oversight Board. A “material weakness” is a reportable condition in which the design or operation of one or more of the specific control components has a defect or defects that could have a material adverse effect on our ability to record, process, summarize and report financial data in the financial statements in a timely manner.

These material weaknesses are: (1) limited resources in the accounting function which: a) limit the level of monitoring and oversight within the accounting function which may restrict the Company’s ability to gather, analyze and report information relative to the financial statement assertions in a timely matter; b) limit the documentation of and review of the selection and application of generally accepted accounting principles to significant non-routine complex transactions; and c) limit the ability to obtain optimum segregation of duties required to meeting the Company’s continued growth and increased public reporting demands. (2) lack of adequate controls within the accounting software used by the Company to properly handle the accounting functions of a public company.

The Company believes, as stated above, that the limited number of projects completed in the year ended 2004, two, and the recruitment of its new CFO, the Company’s disclosure controls and procedures are generally effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports filed under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. The Company agrees with its independent auditors that its system of internal control and reporting controls should be improved in line with expected continued growth in commercial operations and intends to take the following implementation steps to improve its accounting functions. The impact of the above conditions were relevant to the fiscal year ended December 31, 2004 and did not affect the results of this period or any prior period.

Mitigation Steps Being Implemented By The Company

To address the issue of limited resources in the accounting function, the Company will retain external accounting professional consultants with a depth of accounting, auditing and public company reporting expertise to augment the Company’s existing resources in the preparation of the required periodic financial reports of the Company with a primary emphasis on developing an effective quarterly and annual review closing procedures, including researching and selecting the appropriate accounting for and disclosure of significant non-routine complex transactions.

In January 2005 the Company upgraded the version of accounting software.  The software has controls built-in to mitigate internal control risk which the Company has begun utilizing upon the completion of the audit of its 2004 annual financial statements and intends to utilize the controls going forward.

b) Changes in internal controls.

There has been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.  There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

PART III.

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth the names, ages and positions of the executive officers and directors of the Company as of December 31,2004. Their respective backgrounds are described following the table:

NAME	AGE	POSITION WITH THE COMPANY
Quentin T. Kelly	70	Chairman of the Board and Chief Executive Officer
Dr. Anand Rangarajan	54	Executive Vice President
Peter I. Ferguson	61	Vice President
James Brown	49	Vice President, Chief Financial Officer and Corporate Secretary
Joseph Cygler	69	Director
Rolf Frauenfelder	38	Director
David Lifschultz	58	Director
Dr. Davinder Sethi	57	Director
Lange Schermerhorn	64	Director

Quentin T. Kelly founded WorldWater, Inc. in 1984 as a consulting and R&D company and has been Chairman and CEO since then. Mr. Kelly was previously Director of Information Services and Assistant to the President of Westinghouse Electric Corporation from 1965 to 1971, and subsequently became President of Kelly-Jordan Enterprises, Inc., a leisure products company from 1971 to 1975, and then President of Pressurized Products, Inc., manufacturers and international marketers of specialized water systems and products, from 1976 to 1984. Mr. Kelly is an alumnus of Kenyon College and holds three U.S. patents relating to water systems. He has many years’ experience in international business relating to water and power needs in the developing world. He has worked on water supply and solar power projects with governments and several of the international assistance agencies (USAID, UNDP and UNICEF) and more than a dozen governments and private contractors throughout the world.

Dr. Anand Rangarajan, Executive Vice President, has been employed by the Company since 1998. He is a solar and water pump specialist with 20 years experience in all aspects of the solar electric business and has pioneered the development of several proprietary solar water pumping systems, products and markets. His systems have been installed in over 20 countries. He holds a Ph.D. in Engineering from the University of Wisconsin.

Peter I. Ferguson, Vice President of Administration, joined WorldWater in 1989. He previously served as a vice president and general management executive and accountant for companies in New York and New Jersey. He graduated from Rutgers University in accounting and management.

James S. Brown, Vice President, Chief Financial Officer and Secretary, joined WorldWater in May 2004. Mr. Brown has extensive financial experience in the energy industry. From August 2002 until May 2003, Mr. Brown served as an independent financial consultant. From October 1999 until August 2002, he was Director of Structured Finance, Americas, for Energy Wholesale Operations in Houston, Texas. Prior to that, Mr. Brown served as a Project Finance Director for El Paso Energy International. Mr. Brown has also held executive finance positions with Westmoreland Energy Inc. and AMVEST Corporation. Mr. Brown graduated from Georgetown University with a degree in Accounting and holds an MBA from Texas A&M University.

Joseph Cygler has been a Director of the Company since January 1997, and a former Vice President of Marketing and Executive Vice-President. He has been Chief Executive Officer of the CE&O Group, an organization assisting companies in operations management, since 1986. Previously he was an executive at Kepner-Tregoe, Inc., an international business consulting firm, from 1976 to 1986, an executive with

Honeywell Information Systems from 1964 to 1976, and a marketing representative with International Business Machines from 1961 to 1964. Mr. Cygler has a BS in Engineering from the U.S. Military Academy at West Point.

Rolf Frauenfelder has served as a Director since 1999. He is the President of SparWohl Frauenfelder, an asset management company, based in Switzerland. He is a graduate in Economics of Zurich University with an emphasis in Environmental Economics.

David Lifschultz has served as Chief Executive Officer and President of Lifschultz Terminal Leasing, an institutional holding company, since 1998. From 2002 to 2003, he also served as Chairman of Genoil, Inc., a Canadian oil technology company, and has served as Chairman and Chief Executive Officer of Genoil, Inc. from 2003 to the present. He spent nearly 30 years at Lifschultz Industries and was Chief Executive Officer from 1987 to 2001.

Dr. Davinder Sethi has served as a Director since 2000. He has served Entrada Networks, Inc. in various capacities since November 2001 and currently is Vice Chairman and Chief Financial Officer. Prior to that time, he was an independent advisor in the fields of information technology and finance. He has served as Chairman and Chief Executive Officer of iPing, Inc., and was a Director and Senior Advisor to Barclays de Zoete Wedd. In addition, Dr. Sethi spent seven years at Bell Laboratories in operations research and communications network planning and seven years in corporate finance at AT&T. Dr. Sethi holds a Ph.D. and M.S. in Operations Research, Economics and Statistics from the University of California, Berkeley, and is a graduate of the Executive Management Program at Penn State. Dr. Sethi serves on the Board of Directors of Entrada Networks, Inc.

Lange Schermerhorn has served as a Director since 2001. She is a retired U.S. Ambassador to Djibouti, is an economist who has spent 30 years in the Foreign Service and has covered the globe as a senior foreign officer in such places as Brussels, where she was Deputy Chief of Mission, with specific emphasis on economics relating to NATO and EU. She has also had significant Foreign Service experience in Sri Lanka, Vietnam, Tehran, London and Washington D.C. Ms. Schermerhorn’s education and related experience include Mt. Holyoke College (B.A. 1961), Harvard Business School, and National War College.

The Board of Directors has a standing Audit Committee and a standing Compensation Committee. The Audit Committee met three times and the Compensation Committee met two times during the fiscal year ended December 31, 2003 and each have met following the end of each of the first three quarters of 2004.

Messrs. Cygler and Sethi comprise the Audit Committee. The Audit Committee operates under a formal written charter. The Audit Committee makes recommendations concerning the engagement of independent public accountants, reviews with the independent accountants the results of the audit engagement, approves professional services provided by the accountants including the scope of non-audit services, if any, and reviews the adequacy of our internal accounting controls.

Messrs. Cygler, Sethi and Schermerhorn comprise the Compensation Committee. The Compensation Committee makes recommendations to the Board regarding the executive and employee compensation programs of our company.

We have a staggered Board of Directors and each of the Directors serves a two year term or until their successors are elected or appointed. All officers are appointed by and serve at the discretion of the Board of Directors, although, Messrs. Kelly, Ferguson and Brown have entered into employment agreements. See “Management—Employment Agreements.” There are no family relationships between any of our directors or officers.

ITEM 10.   EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth information with respect to the compensation paid by the Company to its chief executive officer and to each other executive officer of the Company who received at least $100,000 in salary and bonus during 2004 the (“Named Executive Officers”).

				LONG TERM COMPENSATION AWARDS
	ANNUAL COMPENSATION			SECURITIES
NAME AND PRINCIPAL POSITION	FISCAL YEAR	SALARY	BONUS	UNDERLYING OPTIONS (#)	ALL OTHER COMPENSATION
Quentin T. Kelly,	2004	$69,786	$0	240,000	$44,000	(1)
Chairman & Chief Executive Officer
Dr. Anand Rangarajan	2004	114,073	15,000	822,000
Executive Vice President

(1)   Represents the premium paid for a life insurance policy, the beneficiary of which is Mr. Kelly’s wife.

OPTION GRANTS FOR YEAR ENDED DECEMBER 31, 2004
(INDIVIDUAL GRANTS IN FISCAL YEAR)

NAME	NUMBER OF SECURITIES UNDERLYING OPTIONS	PERCENT OF TOTAL OPTIONS GRANTED TO EMPLOYEES	EXERCISE PRICE PER SHARE(1)	EXPIRATION DATE
Quentin T. Kelly	240,000	5%	$0.215	12/31/2014
Dr. Anand Rangarajan	822,000	16%	$0.269	12/31/2014

(1)   All grants of options have been made with exercise prices equal to fair value at date of grant. The amounts shown represent an average share price for the shares indicated.

Aggregated Option Exercises
For Fiscal Year Ended December 31, 2003
And Year-End Option Values(1)

	Shares Acquired	Value	Number of Securities Underlying Unexercised Options at Fiscal Year-End(2)		Value of Unexercised In-the-Money Options at Fiscal Year-End ($)(3)
Name	on Exercise	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Quentin T. Kelly	—	—	1,707,975	120,000	229,196	2,400
Dr. Anand Rangarajan	—	—	364,000	750,000	34,840	15,000

(1)   No stock appreciation rights are held by the named Executive Officer.

(2)          The total number of unexercised options held as of December 31, 2004, separated between those options that were exercisable and those options that were not exercisable on that date.

(3)          For all unexercised options held as of December 31, 2004, the aggregate dollar value of the excess of the market value of the stock underlying those options over the exercise price of those unexercised options. As required, the price used to calculate these figures was the closing sale price of the common stock at year’s end, which was $0.30 per share on December 30, 2004.

Compensation of Directors

Outside directors are entitled to receive options to purchase 50,000 shares of our common stock for each year of service on the Board of Directors. Members of the standing committees of the Board of Directors are compensated on a quarterly basis for their participation in meetings of the respective committees.

Employment Contracts

On January 1, 2002, the Company entered into a five-year employment agreement with the Mr. Kelly. Compensation under the agreement is $150,000 annual salary, $1,200 per month auto allowance and $3,000 (as amended) per month to cover rental offices in Hopewell, New Jersey. Between July 1, 2002 and September 30, 2004, Mr. Kelly agreed to a reduced salary which resulted in an unpaid accrued salary of $311,450 as of December 31, 2004. Mr. Kelly participates in the Company “fringe benefits” including health coverage and the maintenance of a whole life policy. The benefits continue if employment is terminated without cause or by reason of death or disability to Mr. Kelly or his estate for the remaining term of the agreement or a period of 24 months, whichever is longer. Bonus and participation in the Stock Option Plan are based upon the discretion of the compensation committee. In December 2004, Mr. Kelly was granted 150,000 stock options, 30,000 vesting on December 31, 2004 and the remainder vesting in equal installments of 10,000 shares per month in calendar year 2005, at an exercise price of $0.28, the fair market value at the date of the grant.

In July 2002, Mr. Kelly was granted 1,000,000 shares of restricted stock, 600,000 of which remain unvested as of December 31, 2004. The balance of unearned compensation related to these restricted shares as of December 31, 2004 was $75,000. Total compensation expense recognized was $30,000 in each of the years ended December 31, 2004 and 2003.

Included in accrued sales commissions as of December 31, 2004 is $46,919 owed to Mr. Kelly under a Management Services Fee Agreement dated April 1, 1991 and expiring on December 31, 2005, calling for a management services/sales incentive fee equal to one-half percent (0.5%) of the Company’s gross product revenues less any related product returns, rebates, allowances, freight charges, tariffs and sales taxes, not to exceed $250,000 per annum.

Also on May 24, 2004, the Company entered into an employment agreement with the Vice President, Chief Financial Officer and Corporate Secretary.

As of December 31, 2004 the Company has unpaid salaries of $475,478, including $311,450 owed Mr. Kelly (see above), have been deferred by officers (current and former) and are included in accrued expenses.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number and percentage of the shares of the registrant’s Common stock owned as of January 1, 2005 by all persons known to the registrant who own more than 5% of the outstanding number of such shares, by all directors of the registrant, and by all officers and directors of the registrant as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(1)	Percent of Class
David K. Lifschultz	6,155,001(2)	7.0%
641 West 59th Street New York, New York 10019
Quentin T. Kelly	4,707,975(3)	6.0%
Pennington Business Park 55 Route 31 South Pennington, New Jersey 08534
Joseph Cygler	800,000(4)	1.0%
Pennington Business Park 55 Route 31 South Pennington, New Jersey 08534
Rolf Frauenfelder	588,646(5)	*%
Pennington Business Park 55 Route 31 South Pennington, New Jersey 08534
Dr. Davinder Sethi	500,000(6)	*%
Pennington Business Park 55 Route 31 South Pennington, New Jersey 08534
Lange Schermerhorn	350,000(7)	*%
Pennington Business Park 55 Route 31 South Pennington, New Jersey 08534
All Directors and Officers as a group (8 persons)	15,215,622	17.7%

*       Less than 1%

(1)   For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of February 1, 2005. For purposes of computing the percentage of outstanding shares of common stock held by each person or group of persons named above, any security which such person or persons has or have the right to acquire within such a date is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except community property laws, the Company believes based on information supplied by such persons, that the persons named in this table have sole voting and investment power with respect to all shares of common stock which they beneficially own.

(2)   This amount includes 3,305,000 shares issuable upon the conversion of warrants outstanding as of December 31, 2004.

(3)   This amount includes 866,060 shares owned by his wife, CFK Limited Partnership and QTK Limited Partnership which were formed for the benefit of Mr. Kelly’s     children, and options to purchase 1,827,975 shares outstanding as of December 31, 2004.

(4)   This amount includes options to purchase 200,000 shares outstanding as of December 31, 2004.

(5)   This amount includes options to purchase 200,000 shares outstanding as of December 31, 2004.

(6)   This amount represents options to purchase 500,000 shares outstanding as of December 31, 2004.

(7)   This amount represents options to purchase 350,000 shares outstanding as of December 31, 2004.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Included in notes payable and long-term debt at December 31, 2004 and December 31, 2003, are amounts payable to employees and directors as follows.

	2004	2003
Directors	$98,706	$185,894
Officers and employees	115,013	159,703
Total	213,719	345,597
Less current maturities	(123,013)	(262,703)
Total long term note payable, related party	$90,706	$82,894

Notes payable to directors includes a three-year convertible loan dated January 30, 2003, face value of $100,000 which bears interest at 10% per annum. The loan is convertible at the option of the holder at $0.15 per common share for a total of 666,667 shares. All other notes payable to directors and employees are due on demand and accrue interest at 10% per annum.

Other Related Party Transactions

The Chairman and Chief Executive Officer has guaranteed $32,353 borrowed from a bank, under a note issued in 2001.

Included in accrued sales commissions as of December 31, 2004 is $46,919 owed the Chairman and Chief Executive Officer under a management services fee agreement dated April 1, 1991 expiring December 31, 2005 calling for a management services/sales incentive fee equal to one-half percent (0.5%) of the company’s gross product revenues less any related product returns, rebates, allowances, freight charges, tariffs and sales taxes, not to exceed $250,000 per annum.

The Company leases office and laboratory facilities from the Chairman of the Company. Lease payments to the Chairman were $39,000 for 2003 and $36,000 in 2004 plus utilities and maintenance, see Commitments note.

PART IV

ITEM 13.   EXHIBITS LIST AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibit Number	Description
2.1

Plan of Merger of WorldWater Corp., a Nevada corporation with and into WorldWater Corp., a Delaware corporation, filed with the State of Delaware April 30, 2001. Incorporated by reference to Exhibit 2.1 to Company’s Form SB-2 filed with the Securities and Exchange Commission on January 3, 2003 (No.333-102348).

2.2

State of Nevada Articles of Merger, filed with the State of Nevada May 9, 2001. Incorporated by reference to Exhibit 2.2 to Company’s Form SB-2 filed with the Securities and Exchange Commission on January 3, 2003 (No. 333-102348).

2.3

Certificate of Merger of Domestic Corporation and Foreign Corporation filed with State of Delaware April 30, 2001. Incorporated by reference to Exhibit 2.3 to Company’s Form SB-2 filed with the Securities and Exchange Commission on January 3, 2003 (No. 333-102348).

3.1	Certificate of Incorporation. Incorporated by reference to Exhibit 4.1 to Company’s Form S-8 dated July 23, 2001 filed with the Securities and Exchange Commission on August 1, 2001 (No. 333-66484).
3.2

Certificate of Amendment of Certificate of Incorporation. Incorporated by reference to Exhibit 3.2 to Company’s Form SB-2 filed with the Securities and Exchange Commission on January 3, 2003 (No. 333-102348).

3.3

Amended and Restated By-laws of WorldWater Corp. Incorporated by reference to Exhibit 4.2 to Company’s Form S-8 dated July 23, 2001 filed with the Securities and Exchange Commission on August 1, 2001 (No. 333-66484).

10.1

Securities Purchase Agreement between WorldWater Corp. and SBI Brightline VIII LLC dated April 1, 2004. Incorporated by reference to Exhibit 10.1 to Company’s Form SB-2 filed with the Securities and Exchange Commission on July 30, 2004 (File No. 333-115561).

10.2

Term Credit Agreement dated March 29, 2004 by and among WorldWater Corp., Hong Kong League Central Credit Union; HIT Credit Union and SBI Advisors, LLC. Incorporated by reference to Exhibit 10.2 to Company’s Form SB-2 filed with the Securities and Exchange Commission on July 30, 2004 (File No. 333-115561).

10.3	Stock Purchase Warrant dated March 29, 2004. Incorporated by reference to Exhibit 10.3 to Company’s Form SB-2 filed with the Securities and Exchange Commission on July 30, 2004 (File No. 333-115561).
10.4

Registration Rights Agreement by and between WorldWater Corp. and SBI Advisors, LLC dated as of March 29, 2004 Incorporated by reference to Exhibit 10.4 to Company’s Form SB-2 filed with the Securities and Exchange Commission on July 30, 2004 (File No. 333-115561).

10.5

Forms of Warrant Purchase Agreements between WorldWater Corp. and certain Selling Stockholders. Incorporated by reference to Exhibit 10.5 to Company’s Form SB-2 filed with the Securities and Exchange Commission on February 11, 2005 (No. 333-122756).

10.6

Form of Registration Rights Agreement between WorldWater Corp. and certain Selling Stockholders. Incorporated by reference to Exhibit 10.60 to Company’s Form SB-2 filed with the Securities and Exchange Commission on February 11, 2005 (No. 333-122756).

10.7

Amendment to Quentin T. Kelly Employment Agreement dated July 1, 2002. Incorporated by reference to Exhibit 10.11 to Company’s Form SB-2 filed with the Securities and Exchange Commission on January 3, 2003 (No. 333-102348).

10.8

Restricted Stock Agreement for Quentin T. Kelly dated July 1, 2002. Incorporated by reference to Exhibit 10.12 to Company’s Form SB-2 filed with the Securities and Exchange Commission on January 3, 2003 (No. 333-102348).

10.9

Quentin T. Kelly Employment Agreement dated January 1, 2002. Incorporated by reference to Exhibit 10.10 to Company’s Form SB-2 filed with the Securities and Exchange Commission on January 3, 2003 (No. 333-102348).

10.10

James S. Brown Employment Agreement dated May 24, 2004. Incorporated by reference to Exhibit 10.10 to Company’s Form SB-2 filed with the Securities and Exchange Commission on February 11, 2005 (No. 333-122756).

(b) Reports on Form 8-K.

Form 8-K filed October 13, 2004 reporting the restructuring of the Company’s term credit agreements.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s Board of Directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of Amper, Politziner & Mattia P.C. as the Company’s independent accountants, the Board of Directors considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Amper, Politziner & Mattia P.C. in 2004 were approved by the Audit Committee of the Board of Directors.

AUDIT RELATED FEES

The aggregate fees billed by for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company’s quarterly reports on Form 10-QSB for 2004 and 2003 were $$75,000 and $80,000, respectively, plus out of pocket expenses and an additional $15,000 and $38,000 in 2004 and 2003, respectively, for reviews of registration statements in 2004 and audit fees related to filing amendments on prior years in 2003.

TAX FEES

There were no tax fees billed by our independent auditors during 2004 and 2003.

ALL OTHER FEES

There were no other fees billed by our independent auditors during the last two fiscal years for products and or services.

Signatures

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WorldWater Corp. (Registrant)

By:	/s/ QUENTIN T. KELLY	Date:	March 30, 2005
Quentin T. Kelly, Chairman/CEO

By:	/s/ JAMES S. BROWN		March 30, 2005
James S. Brown Vice President/Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-KSB has been signed by the following persons in the capacities and as of the dates indicated:

Signature	Title	Date
/s/ QUENTIN T. KELLY	Chief Executive Officer and Director	March 31, 2005
Quentin T. Kelly
/s/ JAMES S. BROWN	Vice President, Chief Financial Officer and Secretary	March 31, 2005
James Brown
/s/ JOSEPH CYGLER	Director	March 31, 2005
Joseph Cygler
/s/ ROLF FRAUENFELDER	Director	March 31, 2005
Rolf Frauenfelder
/s/ DAVID LIFSCHULTZ	Director	March 31, 2005
David Lifschultz
/s/ DR. DAVINDER SETHI	Director	March 31, 2005
Dr. Davinder Sethi
/s/ LANGE SCHERMERHORN	Director	March 31, 2005
Lange Schermerhorn

EXHIBIT INDEX

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*