Form 10QSB
period 2005-03-31
WORLDWATER CORP
filed 2005-05-16
CIK 811271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

OR

☐  TRANSACTION REPORT PURSUANT TO SECTION  13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

Commission file number: 000-16936

WorldWater Corp.

(Name of small business issuer in its charter)

Delaware	33-0123045
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

55 Route 31 South, Pennington, NJ	08534
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (609) 818-0700

Securities registered under Section 12(b) of the Exchange Act: None

Title of each class Name of each exchange on which registered

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of May 13, 2005 the Registrant had outstanding 84,640,143 shares of Common Stock, $0.001 par value outstanding.

Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one)   Yes ☐  No ☒

WORLDWATER  CORP.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets — March 31, 2005 and December 31, 2004

Condensed Consolidated Statements of Operations — Three Months Ended March 31, 2005 and 2004

Condensed Consolidated Statements of Cash Flows — Three Months Ended March 31, 2005 and 2004

Consolidated Statement of Stockholders’ Deficiency Three Months Ended March 31, 2005

Notes to Condensed Consolidated Financial Statements – March 31, 2005

Item 2.	Management’s Discussion and Analysis of Operation

Item 3.	Controls and Procedures

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3	Defaults Upon Senior Securities

Item 4	Submission of Matters to a Vote of Security Holders

Item 5	Other Information

Item 6.	Exhibits and Reports on Form 8-K

Signatures

WORLDWATER CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2005 AND DECEMBER 31, 2004

	3/31/2005	12/31/2004
	(Unaudited)
Assets

Current Assets:
Cash and cash equivalents	$239,096	$38,852
Accounts receivable, net of allowance for doubtful accounts of $52,824 and $47,759, respectively	41,984	1,590,221
Prepaid contract costs	6,779	—
Prepaid expenses	50,954	70,062
Advances to employees	41,200	14,033
Total Current Assets	380,013	1,713,168

Equipment and leashold improvements, Net	59,684	58,611
Deposits	19,089	19,089
Total Assets	$458,786	$1,790,868

Liablilties and Stockholders’ (Deficiency)

Current Liabilities:
Accounts payable and accrued expenses	$1,704,999	$2,558,135
Long-term debt and notes payable, current portion	1,235,714	1,235,714
Notes payable, related parties	226,508	123,013
REC guarantee liability, current portion	73,624	63,260
Customer deposits	91,819	57,798
Total Current Liabilities	3,332,664	4,037,920

Long-term debt and notes payable	1,445,990	1,605,526
REC guarantee liability, net of current portion	379,283	330,357
Long-term debt, related parties	—	90,706
Total Liabilities	5,157,937	6,064,509

Commitments and contingencies	—	—

Stockholders’ (Deficiency):
Preferred Stock 7% Convertible $.01 par value authorized 10,000,000; issued and outstanding:
Series B 611,111 shares liquidation preference $550,000 as of March 31, 2005 and December 31, 2004	6,111	6,111
Common Stock, $.001 par value; authorized 160,000,000; issued and outstanding 84,095,143 and 79,834,341 at March 31, 2005 and December 31, 2004, respectively	84,095	79,834
Additional paid-in capital	24,314,994	23,401,472
Deferred compensation	(67,500)	(75,000)
Accumulated other comprehensive (loss)	(62,144)	(56,080)
Accumulated deficit	(28,974,707)	(27,629,978)
Total Stockholders’ (Deficiency)	(4,699,151)	(4,273,641)
Total Liabilities and Stockholders’ (Deficiency)	$458,786	$1,790,868

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WORLDWATER CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(UNAUDITED)

	2005	2004
Revenue:
Equipment sales	$—	$675,380
Grant revenue	16,443	105,466
Total	16,443	780,846

Cost of goods sold:
Cost of equipment sales	—	643,854
Loss on renewable energy certificates	59,290	—
Cost of grant revenue	—	81,777
	59,290	725,631
Gross (Loss) Profit	(42,847)	55,215

Operating Expenses:
Marketing, general and administrative expenses	919,090	575,788
Debt sourcing fees and commissions	53,232	254,350
Research and development expense	42,820	38,069
Total Expenses	1,015,142	868,207

Loss from Operations	(1,057,989)	(812,992)

Other (Expense)
Interest expense, net	(287,061)	(854,228)
Other income, net	321	—
Total Other (Expense) Income, Net	(286,740)	(854,228)

Net loss	(1,344,729)	(1,667,220)

Accretion of preferred stock dividends	—	(9,625)

Net Loss Applicable to Common Shareholders	$(1,344,729)	$(1,676,845)

Net loss applicable per Common Share (basic and diluted):	$(0.02)	$(0.03)

Weighted Average Common Shares Outstanding used in Per Share Calculation:	81,124,881	55,715,877

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WORLDWATER CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(UNAUDITED)

	2005	2004

Cash Flows Used In Operating Activities:
Net loss before accretion of preferred stock dividends	$(1,344,729)	$(1,667,220)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of warrants for services	66,627	46,000
Beneficial conversion feature of convertible notes	—	427,167
Amortization of interest expense	143,254	272,812
Issuance of stock for service	14,460	81,000
Depreciation and amortization	8,807	8,702
Issuance of stock in lieu of interest	130,686	—
Amortization of deferred compensation	7,500	7,500

Changes in assets and liabilities:
Accounts receivable	1,548,237	(671,433)
Prepaid contract costs	(6,779)	(76,120)
Prepaid expenses and other assets	(8,059)	(2,307)

Accounts payable and other accrued expenses	(853,137)	522,772
Customer deposits	34,021	(64,845)
Renewable energy credits guarantee liability	59,290	—
Net Cash (Used in) Operating Activities	(199,822)	(1,115,972)

Cash Flows Used In Investing Activities:
Purchase of equipment and leasehold improvements	(9,880)	—
Net Cash (Used in) Investing Activities	(9,880)	—

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	200,000	150,000
Proceeds from issuance of debt, notes payable and warrants	175,000	1,347,366
Proceeds from exercise of warrants and stock options	221,010	20,000
Payments on long-term debt	(180,000)	(246,796)
Net Cash from Financing Activities	416,010	1,270,570

Net effect of currency translation on cash	(6,064)	49,984

Net Increase in Cash	200,244	204,582

Cash and cash equivalents at Beginning of Period	38,852	59,045

Cash and cash equivalents at End of Period	$239,096	$263,627

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FOR THE THREE MONTHS ENDED MARCH 31, 2005

(UNAUDITED)

	Common Stock		Preferred Stock		Additional Paid-In Capital	Additional Paid-In Capital	Deferred	Accumulated	Accumulated Other Comprehensive
	Shares	Par Value	Shares	Par Value	(Common)	(Preferred)	Compensation	Deficit	Income (Loss)	Total

Balance, December 31, 2004	79,834,341	$79,834	611,111	$6,111	$22,864,141	$537,331	$(75,000)	$(27,629,978)	$(56,080)	$(4,273,641)

Conversion of convertible notes	1,900,001	1,900	—	—	283,100	—	—	—	—	285,000

Issuance of common stock:
For services	49,000	49	—	—	14,411	—	—	—	—	14,460
Under SPA	740,741	741	—	—	199,259	—	—	—	—	200,000
Exercise of warrants	857,750	858	—	—	177,236	—	—	—	—	178,094
Exercise of options	199,997	200	—	—	42,716	—	—	—	—	42,916
In lieu of payment of interest	513,313	513	—	—	130,173	—	—	—	—	130,686

Warrants granted for commissions on financing	—	—	—	—	66,627	—	—	—	—	66,627

Amortization of deferred compensation	—	—	—	—	—	—	7,500	—	—	7,500

Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(1,344,729)	—	(1,344,729)
Other comprehensive expense -
Currency translation adjustment	—	—	—	—	—	—	—	—	(6,064)	(6,064)
Total comprehensive loss										(1,350,793)

Balance, March 31, 2005	84,095,143	$84,095	611,111	$6,111	$23,777,663	$537,331	$(67,500)	$(28,974,707)	$(62,144)	$(4,699,151)

		(0)		—	(0)		—	—	—	(0)

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WORLDWATER CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note (1)   Liquidity

At March 31, 2005, WorldWater Corp. (the “Company”) had a working capital deficiency of $(2,952,651) and a Stockholders’ deficiency of $(4,699,151) and a net loss of $(1,344,729) for the quarter ended March 31, 2005.

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

Note (3)   Summary of Significant Accounting Policies

Quarterly Financial Information and Results of Operations

The financial statements as of March 31, 2005 and for the three months ended March 31, 2005 and 2004, are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2005, and the results of operations and cash flows for the three months ended March 31, 2005 and 2004. The results for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the entire year. While management of the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

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

WorldWater Holdings Inc., a Delaware Corporation

WorldWater East Africa Ltd., a Tanzanian Corporation

WorldWater Pakistan (PVT.), LTD., a Pakistan Company

Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.   Estimates are used for, but not limited to, foreign currency translation, depreciation, taxes, the guaranty liability for the value of Renewable Energy Certificates, and the value of shares issued. Although these estimates are based on management’s best knowledge of current events and actions that the company may undertake in the future, actual results may be different from the estimates.

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

Fair Value of Financial Instruments

The carrying value of marketable securities, accounts receivable, accounts payable, and accrued expenses approximate their respective fair values due to their short maturities. The fair value of the Company’s notes payable and debt are estimated based on the current rates offered to the Company for debt of the same remaining maturities and similar terms. See “Guarantor Agreements” below for disclosures regarding the fair value of the of the Company’s exposure for Renewable Energy Certificates (“RECs”) which have been accrued on the Balance Sheet as of March 31, 2005 and December 31, 2004.

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with a high quality financial institution. The Company does not require collateral or other security against accounts receivable; however, it maintains reserves for potential credit losses and such losses have historically been within management’s expectations.  A significant portion of the Company’s accounts receivable generated from equipment sales in the United States are in collected from the electric distributing utilities of the Company’s customers who are charged with collecting from its customers surcharges used to fund rebates used to pay for equipment purchased by our customers.

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

Renewable Energy Certificates Guarantee (RECs)

Under the equipment sales contract for the 267,840 kW(dc) solar-driven irrigation and energy system the built in 2004 and the 42.7 kW solar-pumping and energy system currently in construction the Company has guaranteed the price of certain Renewable Energy Certificates (RECs) to be generated by the installation during the first seven years of operation. Based on current market indications the Company estimates its guarantee obligation may result in a potential loss of $452,907 which is tied to the future market and trading value of RECs traded in California. Without the knowledge of the future value of these RECs, the Company recorded the estimated loss, $393,617, as a reduction of Equipment Sales revenue in the year ended December 31, 2004 and has recorded an estimated loss of $59,290 in the first quarter of 2005 as shown on the Statement of Operations. Adjustments to the estimated guarantee obligation will be recognized as an adjustment of revenue over the seven year term of the guarantee obligation.

Product Warranty

The Company provides for the estimated cost of product warranties at the time revenue is recognized. Since the Company has a limited operating history, adjustments in future periods may be required as its installations mature. The Company’s warranty accrual balance as of March 31, 2005 and December 31, 2004 was $107,000.

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

Revenues from equipment sales and installation contracts containing acceptance provisions are recognized upon customer acceptance. Prepaid contract cost represent costs incurred on uncompleted contracts. Cash payments received in advance of product or service revenue are recorded as customer deposits payable. Some contracts have specified identifiable multiple elements whereby upon completion of that stage or milestone and customer acceptance is received and collection is reasonably assured, the applicable revenue is recognized.

Revenues from consulting projects are recognized as services are rendered. Grant revenues on the basis of entitlement periods are recorded as revenue when entitlement occurs.

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers, including their electric distributing utility, to make required payments. If the financial condition of its customers were to deteriorate, such that their ability to make payments was impaired, additional allowances could be required.

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

Inventory

Inventory is stated at the lower of cost or market determined by the First-In, First-Out (FIFO) method. Historically inventory has consisted mainly of purchased system components. As of March  31, 2005 and December 31, 2004, the Company had no net inventory on its balance sheet.

Equipment and Leasehold Improvements

Equipment and leasehold improvements are carried at cost, less accumulated depreciation and amortization are depreciated and amortization for financial reporting purposes using the straight-line method. Depreciation for income tax purposes is computed using accelerated methods. The estimated useful lives are: office furniture and equipment, vehicles, computers, test equipment and assembly fixtures  5 to 7 years: leasehold improvements, the shorter of 7 years or the life of the lease. Upon retirement or disposal, the asset cost and related accumulated depreciation are removed from the accounts and the net amount, less any proceeds, is charged or credited to income.

Expenditures for maintenance and repairs are expensed as incurred. Expenditures, which significantly increase asset value or extend useful lives, are capitalized.

Research and Development

Research and development costs are expensed as incurred.

Advertising Costs

Advertising costs are expensed as incurred and were approximately $5,453  and $14,013 in the quarters ended March 31, 2005 and 2004, respectively.

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

Accordingly, no compensation cost has been recognized for the stock option plans because the exercise price of employee stock options equals the market prices of the underlying stock on the date of grant. Had compensation cost been determined based on the fair value at the grant date for awards in the quarter ended March 31, 2005 and 2004, respectively, consistent with the provisions of SFAS No. 123, the Company’s net loss and loss per share would have been reduced to the pro forma amounts indicated below.

	March 31, 2005	March 31, 2004

Net loss, as reported	$(1,344,729)	$(1,667,220)

Add: Stock based employee compensation expense included in reported net loss, net of related tax effects	7,500	7,500

Deduct: Stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6,303)	—

Pro forma net loss	$(1,343,532)	$(1,659,720)

Loss per share:
Basic and Diluted -as reported	$(0.02)	$(0.03)

Basic and Diluted -pro forma	$(0.02)	$(0.03)

Transactions with non-employees and consultants, in which goods or services are considered received for the issuance for equity instruments, are accounted for under the fair value method defined in SFAS No. 123

The Company used the Black-Scholes model to value the stock options that it granted.

Equity Security Transactions

The Board of Directors has established the fair value of common stock based upon quoted market prices existing at the dates such equity transactions occurred.

Net Loss Per Common Share

Basic loss per share includes no dilution and is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. As presented, the Company’s basic and diluted loss per share attributable to common stockholders is based on the weighted average number of common shares outstanding during the period. The calculation of diluted net loss per common share for the quarters ended March 31, 2005 and 2004 does not include other potential common shares, including shares issuable upon exercise of options, warrants and conversion rights, since their effect would be antidilutive due to the Company’s losses. Below is a table of the potential issuable shares as of March 31, 2005:

Potential Issuable Shares	As of March 31, 2005

Warrants	30,620,409
Debt conversion rights	21,993,692
Stock options	9,911,328
Preferred stock conversion rights	611,111

Total	63,136,540

Recent Accounting Pronouncements

In December  2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Statement is effective beginning in fiscal years after June 15, 2005 and is not anticipated to have a material impact on the Company.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The compensation cost will be measured based on the fair value of the equity or liability instruments issued.

The Statement is effective as of the beginning of the first annual period beginning after December 15, 2005 for public entities that file as small business issuers, such as the Company.

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

Reclassifications

Certain prior year balances have been reclassified to conform to current year presentation.

Note (4)   Equipment and Leasehold Improvements

Equipment and leasehold improvements consist of the following at March 31, 2005 and December 31, 2004:

	March 31, 2005	December 31, 2004

Office furniture and equipment	$116,297	$115,225
Vehicles	92,307	92,307
Computers	68,029	59,221
Test equipment and assembly fixtures	38,334	38,334
Leasehold improvements	8,123	8,123
	323,090	313,210
Less accumulated depreciation and amortization	(263,406)	(254,599)
Equipment and leasehold improvements, net	$59,684	$58,611

Note (5)   Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at March 31, 2005 and December 31, 2004:

	March 31, 2005	December 31, 2004

Accounts payable - other	$754,393	$805,984
Accounts payable - equipment sales	—	627,081
Accrued salaries	435,632	475,478
Accrued interest	322,752	402,467
Accrued warranty reserve	107,000	107,000
Accrued sales commission	48,419	88,023
Accrued payroll taxes and withholdings	31,093	41,792
Other accrued expenses	5,710	10,310
Total	$1,704,999	$2,558,135

Note (6)   Long-Term Debt and Notes Payable

Long-term debt (including convertible debt) and notes payable, excluding related party transactions (see Related Party Transaction note below), consist of the following uncollateralized loans outstanding at March 31, 2005 and December 31, 2004:

					Interest Payment At Option of Holder-	Conversion	Potential Number of	As of March 31, 2005		As of December 31, 2004
Maturity Date	Holders of Loans	Stated Interest Rate	Effective Interest Rate	Interest Period	Common Stock or Cash	Price of Common Stock	Shares Upon Conversion	Face Amount	Net Amount Outstanding	Face Amount	Net Amount Outstanding

October 1, 2005	Foreign Credit	15%	15%	Monthly	Yes	30% Discount to Market with Cap of $0.40 and floor of $0.10 per share at option of Company	10,000,000	1,000,000	1,000,000	1,000,000	1,000,000

2006	Funds & Qualified Individual Investors	10%	19-30%	Semi-Annual	Yes	$0.150	6,900,000	1,035,000	889,770	1,220,000	932,164

2007	Funds & Qualified Individual Investors	10%	19-30%	Semi-Annual	Yes	$0.150	4,750,333	712,550	532,789	912,550	648,223

On Demand	Qualified Individuals	0% to 10%	0% to 15%	Majority Monthly	No	—	—	83,000	83,000	83,000	83,000

On Demand	Qualified Individual Investors	10%	10%	Maturity	No	$0.400	132,500	53,000	53,000	53,000	53,000

Stated Maturity Date 1997	Qualified Individual Investor	8%	8%	Maturity	No	$0.400	125,000	50,000	50,000	50,000	50,000

Not Stated	Qualified Individual Investors	Not stated —imputed at 4.5%	4.50%	Not stated	N/A	$0.495	85,859	42,500	42,500	42,500	42,500

2008	PNC Bank, Guarantee by Chairman	8%		Monthly principal payments of $813	No	N/A	N/A	30,645	30,645	32,353	32,353

						Total	21,993,692	$3,006,695	2,681,704	$3,393,403	2,841,240

									1,235,714		1,235,714
									$1,445,990		$1,605,526

Note (7)   Related Party Transactions

Notes Payable

Below are notes payable owed to directors, officers and employees of the Company as of March 31, 2005 and December 31, 2004:

	March 31, 2005	December 31, 2004

Directors	$95,771	$98,706
Officers and employees	130,737	115,013
Total	226,508	213,719
Less current maturities	(226,508)	(123,013)
Total long term note payable, related party	$—	$90,706

Notes payable to directors includes a three-year convertible loan dated January 30, 2003, face value of $100,000 which bears interest at 10% per annum. The loan is convertible at the option of the holder at $0.15 per common share for a total of 666,667 shares. All other notes payable to directors and employees are due on demand and accrue interest at 10% per annum.

Other Related Party Transactions

The Company leases office and laboratory facilities from the Chairman of the Company. Lease payments to the Chairman were $12,000 in the quarters ended March 31, 2005 and 2004, plus utilities and maintenance, see Commitments note.

The Chairman and Chief Executive Officer has guaranteed $30,645 borrowed from a bank under a note issued in 2001.

Included in accrued sales commissions as of March  31, 2005 is $46,919  owed the Chairman and Chief Executive Officer under a management services fee agreement dated April 1, 1991 expiring December 31, 2005 calling for a management services/sales incentive fee equal to one-half percent (0.5%) of the company’s gross product revenues less any related product returns, rebates, allowances, freight charges, tariffs and sales taxes, not to exceed $250,000 per annum.

In 2002 the Company granted 1,000,000 shares of restricted common stock for the benefit of its Chairman and Chief Executive Officer. Compensation expense for the grant was based on the market price ($0.15) for the common stock and is being amortized on a straight-line basis over the five year vesting period based on continuous service. The recipient has the right to vote all shares subject to the grant, whether or not the shares have vested. The balance of unearned compensation related to the restricted shares as of March 31, 2005 was $67,500. Compensation expense recognized in the quarters ended March 31, 2005 and 2004 was $7,500, respectively.

Note (8)   Convertible Preferred Stock

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

It is the Company’s position that the holder of these preferred shares failed to convert to shares of the Company’s common stock in accordance with the terms of issuance, and that the preferred shares expired on September 8, 2003. It is the Company’s position that the obligations for the payment of dividends on such shares also terminated on that date. The Company is engaged in negotiations with the holder of the Series B preferred shares to resolve the disputed terms of conversion. Dividends were accrued through September 30, 2004 at the rate of 7%.

Note (9)   Common Stock Transactions

Common stock transactions during the quarter ended March 31, 2005 consisted of the following:

	Shares	Price Per Share	Addition to Common Stock Par Value	Addition to Paid-In Capital	Expense Recorded 2005

Shares Issued and Outstanding December 31, 2004	79,834,341
Shares sold under Stock Purchase Agreement	740,741	0.27	$741	$199,259
Conversion of Convertible Loans totaling $1,145,000	1,900,001	0.15	1,900	283,100
Warrants exercised	857,750	0.20	858	177,236
Shares issued as compensation for public relations, and business development	49,000	0.29-0.30	49	14,411	$6,936
Stock options exercised	199,997	0.15-0.28	200	42,716
Shares issued in lieu of payment of cash for interest	513,313	0.19-0.34	513	130,173
Shares issued during the quarter ended March 31, 2005	4,260,802	0.20	$4,261	$846,895	$6,936

Shares issued and Outstanding March 31, 2005	84,095,143

In April 2004, the Company entered into a securities purchase Agreement (SPA) with SBI Brightline VIII LLC (“Purchaser”) calling for the sale of common stock and issuance of warrants.

The SPA expired on December 31, 2004. The Company permitted the Purchaser to purchase shares under the terms of the expired SPA in the first quarter of 2005. The Purchaser is not obligated to purchase nor is the Company obligated to sell the remaining stock of third Tranche. The Company cannot make any assurances that the remaining stock of the third Tranche will be acquired by the Purchaser.

In the first quarter 2005 the Company issued and sold to the Purchaser 740,741 shares of common stock at a price of $0.27 per share as the initial installment of the third Tranche resulting in equity proceeds of $200,000. In conjunction with the sale of the stock, the Company issued 222,222 unregistered warrants at a price of $0.27 per share.

Note (10)   Warrant Transactions

The Company accounts for transactions with non-employees, in which financing, goods or services are the consideration received for the issuance of equity warrant instruments under the fair value method. The fair value of the warrant was calculated using the Black-Scholes pricing model. The relative fair value of the warrants resulted in non-cash expenses charges of $66,627 (including $22,000 limited period offer to warrant holders having an exercise price greater than $0.20 per share to exercise at $0.20 per share) and $46,000 for the quarter ended March 31, 2005 and 2004.

Warrant transactions consisted of the following during the quarter ended March 31, 2005:

	Exercisable Warrants	Stock Price Range	Addition to Paid In Capital	Expense Recorded 2005

Warrants Outstanding As of December 31, 2004	31,164,631	$0.15 to $0.50

Detachable warrants issued in conjunction with the issuance of $200,000 of registered common stock shares	222,445	0.27 to 0.30	$32,303	$32,303

Warrants issued in consideration for extensions of short-term loans by a Director and Shareholders	175,000	0.27	12,325	12,325

Exercise of Warrants (capital addition included in the Stock Transactions Note)	(857,750)	0.20

Expiration of Outstanding Warrants	(83,917)

	(544,222)		$44,628	$44,628
Warrants Outstanding As of March 31, 2005	30,620,409	$0.15 to $0.50

Note (11)   Risk and Uncertainties

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

Note (12)   Contingencies

The Company is subject to various claims and suits from time to time in the ordinary course of its business. The Company is not aware of any pending or threatened litigation that could have a material adverse effect on the Company’s business, financial condition or results of operations.

ITEM 2                       MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATION.

Statements in this Management’s Discussion and Analysis, and elsewhere in this Quarterly Report on Form 10-QSB concerning the Company’s outlook or future economic performance; anticipated profitability, gross billings, commissions and fees, expenses or other financial items; and, statements concerning assumptions made or exceptions to any future events, conditions, performance or other matters constitute forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, (1) that there can be no assurance that the Company will grow and or manage its growth profitably, (2) risks-associated reliance on governmental regulations, (3) competition, (4) the Company’s interim results have fluctuated in the past and are expected to fluctuate in the future, (5) the loss of services of key individuals which could have a material adverse effect on the Company’s business, financial condition or operating results and (6) risks associated with operating in emerging countries.

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

As of March 31, 2005, the Company has three signed contracts to deliever solar driven irrigation, pumping and energy systems totaling approximately $4.4 million of which two contracts totaling $2.6 million achieved notice to proceed and construction commenced in April 2005.  During 2004, the Company had two major sales orders resulting in $5,614,362 in net revenues. In the second half of 2004 the Company strengthened its sales and marketing organization with four new hires and is focused on expanding its domestic sales channels to take advantage of the recent state governmental initiatives in New York, Pennsylvania, Colorado and other states aimed at accelerating the adoption of solar power for commercial applications. Internationally the Company formed an alliance with The Sandi Group to pursue opportunities in the reconstruction required in Iraq and formed an alliance with the Xinhua Financial Network Limited to explore introduction of its products in the Peoples Republic of China.

The cash raised through private equity sales including the registered Stock Purchase Agreement (“SPA”) and the collection of accounts receivable net of payables associated with equipment sales provided the Company with the working capital resources to meet its operating activities in the quarter ended March 31, 2005. However, the Company’s current cash and cash equivalents will not be sufficient to fund current and expected increase level of activities through fiscal year 2005, and, as a result, the Company is seeking to raise significant additional financing to successfully fund operations.

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

Revenues from equipment sales and installation contracts containing acceptance provisions are recognized upon customer acceptance. Prepaid contract cost represent costs incurred on uncompleted contracts. Cash payments received in advance of product or service revenue are recorded as customer deposits payable. Some contracts have specified identifiable multiple elements whereby upon completion of that stage or milestone and customer acceptance is received, the applicable revenue is recognized.

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

ACCOUNTING FOR INCOME TAXES

The Company is required to estimate its income taxes in each of the jurisdictions in which it operates as part of its consolidated financial statements. This involves estimating the actual current tax in addition to assessing temporary differences resulting from differing treatments for tax and financial accounting purposes. These differences together with net operating loss carryforwards and tax credits may be recorded as deferred tax assets or liabilities on the balance sheet. A judgment must then be made of the likelihood that any deferred tax assets will be recovered from future taxable income. To the extent that the Company determines that it is more likely than not that deferred tax assets will not be utilized, a valuation allowance is established. Taxable income in future periods significantly different from that projected may cause adjustments to the valuation allowance that could materially increase or decrease future income tax expense. As of March 31, 2005 and December 31, 2004 an allowance equal to 100% of the deferred tax asset was recorded.

RESULTS OF OPERATIONS

Equipment Sales.   As of March 31, 2005, the Company has three signed contracts to deliever solar driven irrigation, pumping and energy systems totaling approximately $4.4 million of which two contracts totaling $2.6 million achieved notice to proceed and construction commenced in April 2005.  During the first quarter of 2004 the Company had sales of solar equipment to a constructor of a 1,132.200 kW(dc) solar energy system constructed for a community college. For the quarter ended March 31, 2004, equipment sales represented 86% of total revenues.

The Company recorded no international equipment sales revenue in the quarters ended March 31, 2005 and 2004, respectively. The Company’s capabilities and technology are being reviewed by various relief organization including USAID, the United Nations and CARE to determine its role in the relief efforts going on in South East Asia as a result of the December 26, 2004 tsunami. The Company anticipates that international sales will be generated in 2005 as a result of the on-going capabilities and technical reviews.

Grant Revenue.   Grant revenue consists of revenues from state and federal governmental agencies used to fund the Company’s ongoing research, development and testing of new products and technologies. The Company recognizes research as services are rendered. In the fourth quarter of 2003 the Company was awarded a grant in which work commenced in 2004 and will extend through the first half of 2005. In the third quarter of 2004 the Company was award a grant which will extend into 2005.

Cost of Equipment Sales.   Cost of equipment sales consists primarily of third party construction and installation expense, materials and supplies required for construction and component equipment including the solar panels, solar array, inverters, variable speed drives and meters. In addition, commissions earned and warranty expense is included in the cost of equipment sales.

Loss On RECs.   Under a equipment sales contract for a 42.7 kW(dc) solar-driven pumping and energy system in construction the Company has guaranteed the price of certain Renewable Energy Certificates (RECs) to be generated by the installation during the first seven years of operation. Based on current market indications the Company estimates its guarantee obligation could result in a loss of $59,290 which is tied to the future market and trading value of RECs traded in California. Without the knowledge of the future value of these RECs, the Company has recorded the estimated loss, $59,290 in the first quarter of 2005. Adjustments to the estimated guarantee obligation will be recognized as an adjustment of revenue over the seven year term of the guarantee obligation.

Cost of Grant Revenue.   Cost of grant revenue consists primarily of third party subcontracted costs incurred for consulting expenses and prototype costs. The Company expenses internal research engineering and development costs as incurred, see Research and Development expense below.

Marketing, general and administrative expenses.   Marketing, general and administrative expenses consist primarily of salaries and related personnel costs, travel, professional fees, including legal and accounting, rent, insurance, and other sales and marketing expenses. The Company increased the number of persons directly involved in the marketing and sales of its installation during the second half of 2004. The Company expects to expend an increase in absolute dollars in 2005 as the Company increases its sales efforts, hires or retains on a commission basis additional sales personnel, and initiates additional marketing campaigns beyond the agricultural sector which in 2003 and 2004 was the primary focus of the Company’s domestic marketing efforts.

Debt sourcing fees and commissions.   The Company historically has financed its operations through a combination of convertible debt, convertible preferred stock, and equity. To date on-going operations have been a net user of capital and is expected to continue to be a net user of capital through 2005. The result of having to rely on outside sources of capital for financing has been very costly for the Company. Debt sourcing fees and commissions are expected to be incurred in 2005 until the Company’s revenue of equipment sales grows to a level where gross profit can cover operating expenses.

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

COMPARISON OF QUARTER ENDED MARCH 31, 2005 AND 2004

Revenues.   In the quarter ended March 31, 2005, the Company had no equipment sales contracts at the stage where revenue could be recorded in accordance with it’s percentage completion revenue recognition policy. As of March 31, 2005, the Company has three signed contracts to deliever solar driven irrigation, pumping and energy systems totaling approximately $4.4 million of which two contracts totaling $2.6 million achieved notice to proceed and construction commenced in April 2005.  Equipment sales for the quarter ended March 31, 2004 were $675,380. The equipment sales in 2004 was due to the Company being the supplier of panels and associated solar equipment components to a 1,132.200 kW(dc) solar energy system constructed at a community college in California. Grant revenue for the quarter ended March 31, 2005 were $16,443, a decrease of $89,023, or 85%, from $105,466 for the same period in 2004. The decrease in grant revenue recognized was attributable to the Company’s research grant from the Board of Public Utilities of the State of New Jersey for which work and associated revenue was recognized beginning in the first quarter of 2004 and will continue through the first half of 2005.

Cost of Goods Sold.   The Company’s had no equipment sales for the quarter ended March 31, 2005.  Cost of equipment sales for the quarter ended March 31, 2004 were attributable to the cost of equipment (panels and associated solar equipment components) being the supplied to a constructor of a 1,132.200 kW(dc) solar energy system constructed at a community college in California.

Loss On RECs.   Under a equipment sales contract for a 42.7 kW(dc) solar-driven pumping and energy system in construction the Company has guaranteed the price of certain Renewable Energy Certificates (RECs) to be generated by the installation during the first seven years of operation. Based on current market indications the Company estimates its guarantee obligation could result in a loss of $59,290 which is tied to the future market and trading value of RECs traded in California. Without the knowledge of the future value of these RECs, the Company has recorded the estimated loss, $59,290 in the first quarter of 2005. Adjustments to the estimated guarantee obligation will be recognized as an adjustment of revenue over the seven year term of the guarantee obligation.

Gross Profit(Loss).   The Company’s gross loss for the quarter ended March 31, 2005 was $42,847. In 2004 the Company had a gross profit of $55,215. The Company’s decline in gross profit is attributable to: (a) in 2004 the Company acted as a supplier of panels and associated solar equipment components for a 1,400.040 kW(dc) watts solar energy being constructed by a third party constructor which margin was not replaced in the first quarter of 2005 with new equipment sales and (b) a contingent guarantee liability of $59,290 associated with the Company’s guarantee of the future value of Renewable Energy Certificates (RECs)  being recorded.

The Company had a gross profit of $16,443 on grant revenue for the quarter ended March 31, 2005 whereas in the same period in 2004 the Company had a gross profit of $23,689, a decline of $7,246 or 31% which is reflective of the late stages of the Company’s research grant from the Board of Public Utilities of the State of New Jersey for which work and associated revenue was recognized beginning in the first quarter of 2004 and will continue through the first half of 2005.

Marketing, General and Administrative.   Marketing, general and administrative expenses for the quarter ended March 31, 2005 were $919,090 an increase of $343,302 or 60%, from $575,788 for the same period in 2004. Below is a table breaking down the increase by expense categories between the quarter ended Marh 31, 2005 and 2004:

Expense Differences Between Year-Ended March 31, 2005 and 2004

Change in:
Personnel cost including salaries, benefits and travel	$218,623
Office expenses	92,589
Legal and accounting	38,640
Worldwater (Phils) operating expenses	15,010
Sales commissions	(13,000)
Advertising	(8,560)

Total	$343,302

Debt Sourcing Fees And Commissions.   Fees and commissions incurred to raise debt in the quarter ended March 31, 2005 were $53,232 a decrease of $201,118 or 79% from $254,350 in same period in 2004. The Company has incurred, will continue to incur substantial fees and commissions, including investor relations fees, raising convertible debt to fund its working capital requirements until equipment sales and associate gross profits reach a level to cover operating expenses. The decrease reflects the Company having only been required to put in place short term bridge financing in the the first quarter of 2005 of $175,000, however, raised $1,347,000, principally convertible term debt in the same period in 2004.

Research and Development.   Research and development expenses in the quarter ended March 31, 2005 were $42,820, an increase of $4,751 or 12% from $38,069 in the same period in 2004.

Loss from Operations.   In the quarters ended March 31, 2005 and 2004 the Company incurred a loss from operations of $1,057,989, an increase of $244,997 or 30% from $812,992 in the same period in 2004.  The increase in the loss reflects that until the Company builds its backlog of contracts the timing of income recognition for individual projects has a material effect on operating results from quarter to quarter.

Interest Expense.   Interest expense was $287,061 in the quarter ended March 31, 2005 a decrease of $567,167 or 66% from $854,228 in the same period in 2004. This reflects: a) the Company not incur $427,167 in beneficial conversion interest associated with new convertible debt issued in the quarter ended March 31, 2005 like it did in the same period in 2004; b) a decrease in the amount of amortization of original issue discount of $128,558 attributable to the value of warrants that were attached to convertible debt issued in 2003 and 2004 offsett by an increase in average debt outstanding with a slight increase in the average interest rate.

Income Taxes.   The Company recognized no income tax (benefit) in the quarters ended March 31, 2005 and 2004.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2005, the Company had a net working capital deficiency $(2,952,651) and a Stockholders’ deficiency of $(4,699,151) and a net loss of $(1,344,729) for the quarter ended March 31, 2005.

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

Cash Used in Operating Activities.   The Company used $199,822 in its operating activities in the quarter ended March 31, 2005, a decrease of $916,150 or 82% from $1,115,972 used in the same period in 2004.  The reduction in cash used in operating activities is attributable to collection of the working capital invested in equipment sales recorded in 2004 principally.

Cash Used in Investing Activities.   The cash used in investing activities in the quarter ended March 31, 2005 was $9,880.  In same period in 2004 the Company did not make any investment in computers and office furniture and fixtures.

Cash Provided By Financing Activities.   The Company financed its operations through the issuance of common stock as the result of registered stock sales and exercise of options and warrants in the quarter ended March 31, 2005. In the same period in 2004, the Company financed its operations through the issuance of convertible debentures and the issuance of common stock as the result of restricted stock sales and exercise of options and warrants. The cash provided by financing activities in the quarter ended March 31, 2005 was $416,010 a decrease of $854,560 or 67%, from $1,270,570 for the same period in 2004.

In the first quarter of 2004, the Company issued three-year convertible notes having a face amount of $1,180,000 to institutional and accredited investors.  The three-year notes bear interest at 10% per annum payable semi-annually in either cash or common stock of the Company, at the election of the holder, and are convertible into common stock of the Company at $0.15 per share.  The conversion feature of the convertible notes issued in 2004 resulted in the recording of beneficial conversion interest, a non-cash operating charge, of $427,167.

In the first quarter of 2005 warrants having the following terms were issued resulting in non-cash charges of $66,627 based on valuation determined using Black Scholes:

Exercise Price per Share	Detachable Warrants Issued 1st Qtr 2005	Term
$0.30	223	4 yrs
0.28	175,000	3 yrs
0.27	222,222	5 yrs

The Company currently does not have any special purpose entities or off-balance sheet financing arrangements.

INCOME TAXES

As of December 31, 2004, the Company had federal and state net operating loss carryforwards totaling approximately $20,991,800 and $1,934,000, respectively, available to reduce future taxable income and tax liabilities which expire at various dates between 2005 and 2024. In addition, as of December 31, 2004, the Company had federal and state research and development tax credit carryforwards of approximately $180,600 and $20,000, respectively, available to reduce future tax liabilities which expire at various dates between 2009 and 2024. Under provisions of the Internal Revenue Code, substantial changes in the Company ownership may limit the amount of net operating loss carryforwards and research and development credit carryforwards, which can be used annually to offset future taxable income and tax liabilities. Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Management has considered the Company’s history of losses and, in accordance with the applicable accounting standards, has fully reserved the deferred tax asset as of March 31, 2005 and December 31, 2004.

The Company participates in the State of New Jersey’s Corporation Business Tax Benefit Certificate Transfer Program (the “Program”), which allows certain high technology and biotechnology companies to transfer unused New Jersey net operating loss carryovers and research and development tax credits to other New Jersey corporation business taxpayers. The Company intends to submitt applications to the New Jersey Economic Development Authority (the “EDA”) to participate in the program for remaining tax losses incurred in 2003 but not sold in and 2004 and tax losses incurred in 2004 with the sale anticipated to completed in the fourth quarter of 2005.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Statement is effective beginning in fiscal years after June 15, 2005 and is not anticipated to have a material impact on the Company.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The compensation cost will be measured based on the fair value of the equity or liability instruments issued. The Statement is effective as of the beginning of the first annual period beginning after December 15, 2005 for public entities that file as small business issuers, such as the Company.

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

ITEM 3.                    CONTROLS AND PROCEDURES.

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

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2005. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are generally effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports filed under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Such evaluation did not identify any change in the year ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting but there are two areas of material weakness of concern.

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

Mitigation Steps Being Implemented By The Company

To address the issue of limited resources in the accounting function, the Company has retained external accounting professional consultants with a depth of accounting, auditing and public company reporting expertise to augment the Company’s existing resources in the preparation of the required periodic financial reports of the Company with a primary emphasis on developing an effective quarterly and annual review closing procedures, including researching and selecting the appropriate accounting for and disclosure of significant non-routine complex transactions.

In January 2005 the Company upgraded the version of accounting software.  The software has controls built-in to mitigate internal control risk which the Company began using upon completion of the audit of its 2004 annual financial statements.

b) Changes in internal controls.

There has been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.  There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

PART II — OTHER INFORMATION

ITEM 1.                    LEGAL PROCEEDINGS

Although WorldWater is involved in ordinary, routine litigation from time to time incidental to its business, it is not presently a party to any other legal proceeding, the adverse determination of which, either individually or in the aggregate, would be expected to have a material adverse affect on the Company’s business or financial condition.

ITEM 2.                    UNREGISTERD SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the first quarter of 2005, convertible notes having a face amount of $285,000 were converted into 1,900,001 shares of common stock at a conversion price of $0.15 per share. Associated with the Company’s convertible notes 513,313 shares were issued in lieu of the payment of interest at prices ranging between $0.19 and $0.34 per share.

In the first quarter of 2005, the Company issued 49,000 shares of common stock at prices ranging between $0.29 and $0.30 per share in consideration for public relations and business development services performed by consultants.

Also in the first quarter of 2005, 781,667 warrants (excluding 76,083 registered warrants) were exercised at a price of $0.20 per share.  The shares issued were included in the Company’s registration which became effective April 22, 2005.

ITEM 3.                    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.                    OTHER INFORMATION.

[None.]

ITEM 6.                    EXHIBITS

Exhibit Number	Description
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WorldWater Corp. (Registrant)

By:	/s/ QUENTIN T. KELLY	Date: May 16, 2005
Quentin T. Kelly, Chairman/CEO

By:	/s/ JAMES S. BROWN	May 16, 2005
James S. Brown Vice President/Chief Financial Officer