Form 10QSB
period 2005-06-30
WORLDWATER CORP
filed 2005-08-18
CIK 811271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

OR

☐  TRANSACTION REPORT PURSUANT TO SECTION  13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

Commission file number: 000-16936

WorldWater & Power Corp.

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

Common Stock, $0.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

As of August 1, 2005 the Registrant had outstanding 101,287,225 shares of Common Stock, $0.001 par value outstanding.

Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one)Yes ☐  No ☒

WORLDWATER & POWER CORP.

WORLDWATER & POWER CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2005 AND DECEMBER 31, 2004

	6/30/2005	12/31/2004
	(Unaudited)
Assets

Current Assets:
Cash and cash equivalents	$27,878	$38,852
Accounts receivable, net of allowance for doubtful accounts of $51,742 and $47,759, respectively	87,620	1,590,221
Prepaid contract costs	17,507	—
Prepaid expenses	41,846	70,062
Advances to employees	10,680	14,033
Total Current Assets	185,531	1,713,168

Equipment and leashold improvements, Net	54,241	58,611
Deposits	19,089	19,089
Total Assets	$258,861	$1,790,868

Liablilties and Stockholders’ (Deficiency)

Current Liabilities:
Accounts payable and accrued expenses	$2,152,934	$2,558,135
Long-term debt and notes payable, current portion	576,909	1,235,714
Notes payable, related parties	147,912	123,013
REC guarantee liability, current portion	75,737	63,260
Customer deposits	87,219	57,798
Total Current Liabilities	3,040,711	4,037,920

Long-term debt and notes payable	1,815,899	1,605,526
REC guarantee liability, net of current portion	366,129	330,357
Long-term debt, related parties	58,363	90,706
Total Liabilities	5,281,102	6,064,509

Commitments and contingencies	—	—

Stockholders’ (Deficiency):
Preferred Stock 7% Convertible $.01 par value authorized 10,000,000; issued and outstanding:
Series B 611,111 shares liquidation preference $550,000 as of June 30, 2005 and December 31, 2004	6,111	6,111
Common Stock, $.001 par value; authorized 160,000,000; issued and outstanding 90,858,228 at June 30, 2005 and 79,834,341 December 31, 2004, respectively	90,858	79,834
Additional paid-in capital	25,465,772	23,401,472
Deferred compensation	(60,000)	(75,000)
Accumulated other comprehensive (loss)	(55,610)	(56,080)
Accumulated deficit	(30,469,372)	(27,629,978)
Total Stockholders’ (Deficiency)	(5,022,241)	(4,273,641)
Total Liabilities and Stockholders’ (Deficiency)	$258,861	$1,790,868

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WORLDWATER & POWER CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004 AND

SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(UNAUDITED)

	Three Months Ended		Six Months Ended
	6/30/05	6/30/04	6/30/05	6/30/04
Revenue:
Equipment sales	$200,706	$3,324,620	$200,706	$4,000,000
Grant revenue	16,457	51,008	32,900	156,474
Total	217,163	3,375,628	233,606	4,156,474

Cost of goods sold:
Cost of equipment sales	336,276	3,118,230	336,276	3,762,084
Loss on renewable energy certificates	—		59,290
Cost of grant revenue	—	78,851	—	160,629
	336,276	3,197,081	395,566	3,922,713
Gross (Loss) Profit	(119,113)	178,547	(161,960)	233,761

Operating Expenses:
Marketing, general and administrative expenses	1,010,574	944,892	1,929,664	1,520,681
Debt sourcing fees and commissions	52,895	689,218	106,127	943,568
Research and development expense	33,195	56,521	76,015	94,590
Total Expenses	1,096,664	1,690,631	2,111,806	2,558,839

Loss from Operations	(1,215,777)	(1,512,084)	(2,273,766)	(2,325,078)

Other (Expense)
Interest expense, net	(280,224)	(400,639)	(567,285)	(1,254,865)
Other income, net	1,336	—	1,657	—
Total Other (Expense) Income, Net	(278,888)	(400,639)	(565,628)	(1,254,865)

Net loss	(1,494,665)	(1,912,723)	(2,839,394)	(3,579,943)

Accretion of preferred stock dividends	—	(9,625)	—	(19,250)

Net Loss Applicable to Common Shareholders	$(1,494,665)	$(1,922,348)	$(2,839,394)	$(3,599,193)

Net loss applicable per Common Share (basic and diluted):	$(0.02)	$(0.03)	$(0.03)	$(0.06)

Weighted Average Common Shares Outstanding used in Per Share Calculation:	85,475,600	60,086,472	83,312,259	57,901,174

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WORLDWATER & POWER CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(UNAUDITED)

	2005	2004

Cash Flows Used In Operating Activities:
Net loss before accretion of preferred stock dividends	$(2,839,394)	$(3,579,943)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of warrants for services	70,837	569,468
Beneficial conversion feature of convertible notes	—	427,167
Amortization of interest expense	306,162	535,179
Issuance of stock for service	40,500	184,368
Depreciation and amortization	16,140	17,391
Issuance of stock in lieu of interest	278,264	—
Amortization of deferred compensation	15,000	15,000

Changes in assets and liabilities:
Accounts receivable	1,502,601	(2,435,323)
Prepaid contract costs	(17,507)	6,142
Prepaid expenses and other assets	31,569	(1,986)

Accounts payable and other accrued expenses	(405,201)	2,311,871
Customer deposits	29,422	(90,833)
Renewable energy credits guarantee liability	48,249	—
Net Cash (Used in) Operating Activities	(923,358)	(2,041,499)

Cash Flows Used In Investing Activities:
Purchase of equipment and leasehold improvements	(11,770)	(14,702)
Net Cash (Used in) Investing Activities	(11,770)	(14,702)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	200,000	150,000
Proceeds from issuance of debt, notes payable and warrants	342,000	2,150,153
Proceeds from exercise of warrants and stock options	575,723	237,878
Payments on long-term debt	(194,039)	(348,007)
Increase in deferred financing costs	—	(40,000)
Net Cash from Financing Activities	923,684	2,150,024

Net effect of currency translation on cash	470	(2,852)

Net Increase in Cash	(10,974)	90,971

Cash and cash equivalents at Beginning of Period	38,852	59,045

Cash and cash equivalents at End of Period	$27,878	$150,016

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WORLDWATER & POWER CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FOR THE SIX MONTHS ENDED JUNE, 2005

(UNAUDITED)

	Common Stock		Preferred Stock		Additional Paid-In Capital (Common)	Additional Paid-In Capital (Preferred)	Deferred Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total

	Shares	Par Value	Shares	Par Value

Balance, December 31, 2004	79,834,341	$79,834	611,111	$6,111	$22,864,141	$537,331	$(75,000)	$(27,629,978)	$(56,080)	$(4,273,641)

Conversion of convertible notes	6,066,669	6,067	—	—	903,933	—	—	—	—	910,000

Issuance of common stock:
For services	164,201	164	—	—	40,336	—	—	—	—	40,500
Under SPA	740,741	741	—	—	199,259	—	—	—	—	200,000
Exercise of warrants	2,349,418	2,349	—	—	469,078	—	—	—	—	471,427
Exercise of options	578,245	578	—	—	103,718	—	—	—	—	104,296
In lieu of payment of interest	1,124,613	1,125	—	—	277,139	—	—	—	—	278,264

Warrants granted for commissions on financing	—	—	—	—	70,837	—	—	—	—	70,837

Amortization of deferred compensation	—	—	—	—	—	—	15,000	—	—	15,000

Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(2,839,394)	—	$(2,839,394)
Other comprehensive expense - Currency translation adjustment	—	—	—	—	—	—	—	—	470	470
Total comprehensive loss										$(2,838,924)

Balance, June 30, 2005	90,858,228	$90,858	611,111	$6,111	$24,928,441	$537,331	$(60,000)	$(30,469,372)	$(55,610)	$(5,022,241)

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WORLDWATER & POWER CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note (1)                   Liquidity

At June 30, 2005, WorldWater & Power Corp. (the “Company”) had a working capital deficiency of $(2,855,180) and a Stockholders’ deficiency of $(5,022,241) and a net loss of $(2,839,394) for the six months ended June 30, 2005.

Between April 1, 2005 and August 1, 2005 the Company has raised $5,335,000 through the issuance of convertible debt $3,350,000 and the sale of stock $1,985,000, including exercise of warrants and stock options.  In addition, $1,020,000, face amount, of convertible debt has been converted into common stock and the Company extended the maturity date on $200,000, face amount, of convertible debt outstanding as of June 30, 2005 from August 2006 to August 2008. In July 2005 the Company utilized $400,000 of the proceeds raised to pay down convertible debt held by Foreign Credit Unions.  In conjunction with the pay down of the Foreign Credit Union convertible debt, the Company negotiated the extension of the maturity from October 31, 2005 to July 31, 2006. As of August 11, 2005, $2,000,000 of the funds raised are restricted in use until certain milestones are met.  Refer to the subsequent events footnote.

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

Note (3)                   Summary of Significant Accounting Policies

Financial Information and Results of Operations

The financial statements as of June 30, 2005 and for the three and six months ended June 30, 2005 and 2004, are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2005, and the results of operations and cash flows for the three months ended June 30, 2005 and 2004. The results for the three months and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the entire year. While management of the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

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

Fair Value of Financial Instruments

The carrying value of marketable securities, accounts receivable, accounts payable, and accrued expenses approximate their respective fair values due to their short maturities. The fair value of the Company’s notes payable and debt are estimated based on the current rates offered to the Company for debt of the same remaining maturities and similar terms. See “Guarantor Agreements” below for disclosures regarding the fair value of the of the Company’s exposure for Renewable Energy Certificates (“RECs”) which have been accrued on the Balance Sheet as of June 30, 2005 and December 31, 2004.

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

Renewable Energy Certificates Guarantee (RECs)

Under the equipment sales contract for the 267,840 kW(dc) solar-driven irrigation and energy system the built in 2004 and the 42.7 kW solar-pumping and energy system currently in construction the Company has guaranteed the price of certain Renewable Energy Certificates (RECs) to be generated by the installation during the first seven years of operation. Based on current market indications the Company estimates its guarantee obligation may result in a potential loss of $452,907 which is tied to the future market and trading value of RECs traded in California. Without the knowledge of the future value of these RECs, the Company recorded the estimated loss, $393,617, as a reduction of Equipment Sales revenue in the year ended December 31, 2004 and recorded an estimated loss of $59,290 in the first quarter of 2005. Adjustments to the estimated guarantee obligation will be recognized as an adjustment of revenue over the seven year term of the guarantee obligation.

Product Warranty

The Company provides for the estimated cost of product warranties at the time revenue is recognized. Since the Company has a limited operating history, adjustments in future periods may be required as its installations mature. The Company’s warranty accrual balance as of June 30, 2005 and December 31, 2004 was $107,000.

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

Inventory

Inventory is stated at the lower of cost or market determined by the First-In, First-Out (FIFO) method. Historically inventory has consisted mainly of purchased system components. As of June 30, 2005 and December 31, 2004, the Company had no net inventory on its balance sheet.

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

Advertising Costs

Advertising costs are expensed as incurred.  Advertising costs were $15,989 and $7,659 in the quarter ended June 30, 2005, and 2004, respectively.  In the six months ended June 30, 2005 and 2004 advertising costs were $21,442 and $21,672, respectively.

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

Accordingly, no compensation cost has been recognized for the stock option plans because the exercise price of employee stock options equals the market prices of the underlying stock on the date of grant. Had compensation cost been determined based on the fair value at the grant date for awards in the six months ended June 30, 2005 and 2004, respectively, consistent with the provisions of SFAS No. 123, the Company’s net loss and loss per share would have been reduced to the pro forma amounts indicated below.

	June 30, 2005	June 30, 2004

Net loss, as reported	$(2,839,394)	$(3,599,193)

Add: Stock based employee compensation expense included in reported net loss, net of related tax effects	15,000	15,000

Deduct: Stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6,303)	(161,000)

Pro forma net loss	$(2,830,697)	$(3,745,193)

Loss per share:
Basic and Diluted -as reported	$(0.03)	$(0.06)

Basic and Diluted -pro forma	$(0.03)	$(0.06)

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

Net Loss Per Common Share

Basic loss per share includes no dilution and is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. As presented, the Company’s basic and diluted loss per share attributable to common stockholders is based on the weighted average number of common shares outstanding during the period. The calculation of diluted net loss per common share for the quarter and six months ended June 30, 2005 and 2004 does not include other potential common shares, including shares issuable upon exercise of options, warrants and conversion rights, since their effect would be antidilutive due to the Company’s losses. Below is a table of the potential issuable shares as of June 30, 2005, December 31, 2004 and June 30, 2004.

Potential Issuable Shares	As of June 30, 2005	December 31, 2004	As of June 30, 2004

Warrants	29,152,105	31,164,631	25,312,661
Debt conversion rights	18,493,692	25,227,026	18,287,562
Stock options	9,783,080	10,015,325	6,437,435
Stock Purchase Agreement (SPA) rights	5,537,038	6,500,000	22,100,000
Preferred stock conversion rights	611,111	611,111	677,778

Total	63,577,026	73,518,093	72,815,436

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections – replacement of APB Opinion No. 20 and FASB Statement No. 3” was issued. SFAS No. 154 changes the accounting for and reporting of a change in accounting principle by requiring retrospective application to prior periods’ financial statements of changes in accounting principle unless impracticable. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005.

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

Reclassifications

Certain prior year balances have been reclassified to conform to current year presentation.

Note (4)                   Equipment and Leasehold Improvements

Equipment and leasehold improvements consist of the following as of June 30, 2005 and December 31, 2004:

	June 30, 2005	December 31, 2004

Office furniture and equipment	$115,630	$115,225
Vehicles	67,827	92,307
Computers	70,586	59,221
Test equipment and assembly fixtures	38,334	38,334
Leasehold improvements	8,123	8,123
	300,500	313,210
Less accumulated depreciation and amortization	(246,259)	(254,599)
Equipment and leasehold improvements, net	$54,241	$58,611

Note (5)                   Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of June 30, 2005 and December 31, 2004:

	June 30, 2005	December 31, 2004

Accounts payable - other	$948,565	$805,984
Accounts payable - equipment sales	174,568	627,081
Accrued salaries	422,697	475,478
Accrued interest	293,146	402,467
Accrued expenses -construction in process	108,237	—
Accrued warranty reserve	107,000	107,000
Accrued sales commission	48,419	88,023
Accrued payroll taxes and withholdings	15,610	41,792
Other accrued expenses	34,692	10,310
Total	$2,152,934	$2,558,135

Note (6)                   Long-Term Debt and Notes Payable

Long-term debt (including convertible debt) and notes payable, excluding related party transactions (see Related Party Transaction note below), consist of the following uncollateralized loans outstanding at June 30, 2005 and December 31, 2004:

					Interest
					Payment At
					Option of		Potential
					Holder-	Conversion	Number of	As of June 30, 2005		As of December 31, 2004
	Holders of	Stated Interest	Effective		Common	Price of	Shares Upon	Face	Net Amount	Face	Net Amount
Maturity Date	Loans	Rate	Interest Rate	Interest Period	Stock or Cash	Common Stock	Conversion	Amount	Outstanding	Amount	Outstanding

Bridge Loans	Qualified Individual Investors	10% to 12%	10% to 12%	Monthly	No	N/A	N/A	$115,000	$115,000	$—	$—

July 31, 2006	Foreign Credit	15%	15%	Monthly	Yes	30% Discount to Market with Cap of $0.40 and floor of $0.10 per share at option of Company	10,000,000	1,000,000	1,000,000	1,000,000	1,000,000

2006	Funds & Qualified Individual Investors	10%	19-30%	Semi-Annual	Yes	$0.150	3,233,333	485,000	433,465	1,020,000	766,591

2007	Funds & Qualified Individual Investors	10%	19-30%	Semi-Annual	Yes	$0.150	3,583,667	537,550	409,486	912,550	648,223

2008	Funds & Qualified Individual Investors	10%	19-30%	Semi-Annual	Yes	$0.150	1,333,333	200,000	177,172	200,000	165,573

On Demand	Qualified Individuals	0% to 10%	0% to 15%	Majority Monthly	No	—	—	83,000	83,000	83,000	83,000

On Demand	Qualified Individual Investors	10%	10%	Maturity	No	$0.400	132,500	53,000	53,000	53,000	53,000

Stated Maturity Date 1997	Qualified Individual Investor	8%	8%	Maturity	No	$0.400	125,000	50,000	50,000	50,000	50,000

Not Stated	Qualified Individual Investors	Not stated-imputed at 4.5%	4.50%	Not stated	N/A	$0.495	85,859	42,500	42,500	42,500	42,500

2008	PNC Bank, Guarantee by Chairman	8%		Monthly principal payments of $813	No	N/A	N/A	29,185	29,185	32,353	32,353

						Total	18,493,692	$2,595,235	2,392,808	$3,393,403	2,841,240

							Less current portion		576,909		1,235,714
							Long-term portion		$1,815,899		$1,605,526

Note (7)                   Related Party Transactions

Notes Payable

Below are notes payable owed to directors, officers and employees of the Company as of June 30, 2005 and December 31, 2004:

	June 30,	December 31,
	2005	2004

Directors	$37,500	$98,706
Officers and employees	168,775	115,013
Total	206,275	213,719
Less current maturities	(147,912)	(123,013)
Total long term note payable, related party	$58,363	$90,706

Other Related Party Transactions

The Company leases office and laboratory facilities from the Chairman of the Company. Lease payments to the Chairman were $7,500 and $9,000 in the quarters ended June 30, 2005 and 2004, plus utilities and maintenance.  Lease payments were $18,000 and $19,500 in the six months ended June 30, 2005 and 2004, plus utilities and maintenance.

The Chairman and Chief Executive Officer has guaranteed $29,185 borrowed from a bank under a note issued in 2001. In addition, the Chairman and Chief Executive Officer and Vice President have guaranteed approximately $20,450 of Company credit cards balances used for Company business.

Included in accrued sales commissions as of June 30, 2005 is $46,919 owed the Chairman and Chief Executive Officer under a management services fee agreement dated April 1, 1991 expiring December 31, 2005 calling for a management services/sales incentive fee equal to one-half percent (0.5%) of the company’s gross product revenues less any related product returns, rebates, allowances, freight charges, tariffs and sales taxes, not to exceed $250,000 per annum.

In 2002 the Company granted 1,000,000 shares of restricted common stock for the benefit of its Chairman and Chief Executive Officer. Compensation expense for the grant was based on the market price ($0.15) for the common stock and is being amortized on a straight-line basis over the five year vesting period based on continuous service. The recipient has the right to vote all shares subject to the grant, whether or not the shares have vested. The balance of unearned compensation related to the restricted shares as of June 30, 2005 was $60,000. Compensation expense recognized in the six months ended June 30, 2005 and 2004 was $15,000, respectively.

Note (8)                    Convertible Preferred Stock

In 2000, the Company issued 611,111 shares of Series B 7% three-year Convertible Preferred Stock at $0.90 per share. The Series B Preferred Stock proceeds were intended to be used by the Company for the initial operating requirements of WorldWater (Phils) Inc., the Philippine subsidiary of the Company. The conversion privileges, which expired September 2003, were either into 10% of WorldWater (Phils) Inc. or into 611,111 common shares of the Company.

It is the Company’s position that the holder of these preferred shares failed to convert to shares of the Company’s common stock in accordance with the terms of issuance, and that the preferred shares expired on September 8, 2003. It is the Company’s position that the obligations for the payment of dividends on such shares also terminated on that date. The Company is in negotiations with the holder of the Series B preferred shares to resolve the disputed terms of conversion. Dividends were accrued through September 30, 2004 at the rate of 7%.

Note (9)                    Common Stock Transactions

Common stock transactions during the six months ended June 30, 2005 consisted of the following:

	Shares	Average Price Per Share	Addition to Common Stock Par Value	Addition to Paid-In Capital

Shares Issued and Outstanding December 31, 2004	79,834,341
Shares sold under Stock Purchase Agreement	740,741	$0.27	$741	$199,259
Conversion of Convertible Loans totaling $910,000	6,066,669	0.15	6,067	903,933

Warrants exercised	2,349,418	0.20	2,349	469,078

Shares issued as compensation for public relations, business development and for the purchase of RECs	164,201	0.51	164	40,336

Stock options exercised	578,245	0.18	578	103,718

Shares issued in lieu of payment of cash for interest	1,124,613	0.25	1,125	277,139
Shares issued during the six months ended June 30, 2005	11,023,887	0.19	$11,024	$1,993,464

Shares issued and Outstanding June 30, 2005	90,858,228

In April 2004, the Company entered into a securities purchase Agreement (SPA) with SBI Brightline VIII LLC (“Purchaser”) calling for the sale of 17,000,000 registered shares of common stock and issuance of 5,100,000 warrants both at an average price of $0.214 per share.  As of December 31, 2004, the Company issued and sold to the Purchaser 12,000,000 shares and issued 3,600,000 warrants at an average price of $0.191 and had 5,000,000 registered shares of common stock and 1,500,000 unregistered warrants to be issued under the SPA.

In the first quarter 2005 the Company issued and sold to the Purchaser 740,741 registered shares of common stock at a price of $0.27 per share as the initial installment of the third Tranche resulting in equity proceeds of $200,000. In conjunction with the sale of the stock, the Company issued 222,222 unregistered warrants at a price of $0.27 per share.

As of June 30, 2005, the Company had 4,259,259 registered shares of common stock and 1,277,778 unregistered warrants to be issued under the SPA.  The purchase rights were assigned to Camofi Master LDC as of July 21, 2005, see subsequent event note.

Note (10)             Warrant Transactions

The Company accounts for transactions with non-employees, in which financing, goods or services are the consideration received for the issuance of equity warrant instruments under the fair value method. The fair value of the warrant was calculated using the Black-Scholes pricing model. The relative fair value of the warrants resulted in non-cash expenses charges of $70,837 (including $22,000 limited period offer to warrant holders having an exercise price greater than $0.20 per share to exercise at $0.20 per share) and $648,962 for the six months ended June 30, 2005 and 2004, respectively.

Warrant transactions consisted of the following during the six months ended June 30, 2005:

	Exercisable Warrants	Stock Price Range	Addition to Paid In Capital	Expense Recorded 2005

Warrants Outstanding As of December 31, 2004	31,164,631	$0.15 to $0.50

Detachable warrants issued in conjunction with the issuance of $200,000 of registered common stock shares	222,445	0.27 to 0.30	$31,970	$31,970

Warrants issued in consideration for extentsions of short-term loans by a Director and Shareholders	248,363	0.26	16,867	16,867

Exercise of Warrants (capital addition included in the Stock Transactions Note)	(2,349,417)	0.20

Charge recorded for warrant discount offer	—		22,000	22,000

Expiration of Outstanding Warrants	(133,917)

	(2,012,526)		$70,837	$70,837
Warrants Outstanding As of June 30 2005	29,152,105	$0.15 to $0.50

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

In 2004 and 2005 to date revenues have been principally generated within the United States. In 2004 the Company initiated a marketing initiative in Iraq and other Middle East countries and the Peoples Republic of China and in 2005, following the tsunami of December 2004 that hit south east Asia, re-started its marketing initiatives in Sri Lanka. Unsettled political conditions, social unrest, acts of terrorism, force majeure, war or other armed conflict, exploitation or other governmental actions, inflation, exchange controls or currency devaluation may result in increased business risk in these regions.

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

Note (13)             Subsequent Events

The Company completed a re-capitalization in the month of July 2005 to address its on going liquidity requirements.  Below is a description of the various parts of the completed re-capitalization.

Camofi Master LDC Securities Purchase Agreement

On July 21, 2005, the Company entered into a Securities Purchase Agreement with Camofi Master LDC (Camofi). Under the terms of the agreement, Camofi acquired:

• 4,259,260 common shares of the Company at $0.24 per share resulting in net proceeds of $1,022,222.

• A $3,250,000 principal amount 10% Convertible Note Due July 21, 2008 for a purchase price of $3,000,000, which Note is convertible into 18,055,556 shares of our common stock;

• Warrants to purchase an aggregate of 9,027,778 shares of common stock of the Company at an exercise price of $.18 per share; and

• Warrants to purchase an aggregate of 1,277,778 shares of common stock of the Company at an exercise price of $.22 per share.

Of the $3,000,000 purchase price of the Note described above, $1,000,000 was paid to the Company upon execution of the Securities Purchase Agreement, and the balance will be held in escrow by a commercial bank pending the satisfaction of the following conditions: $1,000,000 will be released from the escrow when the Company’s common stock is trading at or above $0.40 per share and its trading volume exceeds 500,000 shares for a period of 10 consecutive days, and $1,000,000 will be paid upon the execution of new contracts for our products and services in the aggregate amount of $5,000,000.

The notes are convertible into our common stock at a price equal to the lesser of (i) the volume-weighted average stock price for the 10 trading days prior to conversion, and (ii) $0.18 per share; provided that the conversion price shall not exceed the closing price on the day prior to conversion. The note bears interest at a rate of 10% per annum payable monthly and is due and payable three years after the date of purchase with monthly amortization commencing November 2006. Interest is payable in cash, or in shares of our common stock (at the Company’s option subject to certain conditions described in the note) at a rate of 85% of the volume-weighted average closing price for the 10 trading days immediately prior to the applicable interest payment date. The Company’s obligations under the note are secured by a first lien security interest on the Company’s assets.

Issuance of $350,000- 10% Convertible Note Due August 15, 2008

On July 25, 2005, the Company issued 10% Convertible Notes Due August 15, 2008 notes totaling $350,000 to The Water Fund, LP ($250,000) and a private investor ($100,000) which are convertible into 1,944,444 shares of the Company’s common stock. The notes bear interest at a rate of 10% per annum payable semi-annually in cash or stock at the Company’s option.  In conjunction with the issuance of the notes warrants to purchase an aggregate of 583,333 shares of common stock at an exercise price of $.22 per share were sold.

Hong League Central Credit Union and HIT Credit Union Line of Credit

In April 2004, we obtained term loans from HIT Credit Union and Hong Kong League Central Credit Union (the “Lenders”) in the aggregate original principal amount of $800,000. The term loans subsequently were amended to a revolving line of credit in the aggregate maximum principal amount of $1,000,000. As a condition to obtaining an extension in the maturity date from October 31, 2005 to July 31, 2006, on July 22, 2005, the Company paid down $400,000 in principal resulting in $600,000 of principal remaining outstanding and agreed to increase the the annual interest rate to 18% from 15%. The Company has the option, to convert the principal amount of the loan and all accrued and unpaid interest may be repaid in shares of our common stock, provided such shares are registered under the Securities Act of 1933, as amended. The conversion price at which common stock is issuable to the Lenders is the average closing price of our common stock for the 10 trading days immediately preceding the date of the notice of conversion, less a thirty percent (30%) discount; provided, that in no event will the conversion price be greater than $0.30 or less than $0.10 per share.

Warrant Exercises

In conjunction with the above transactions, the Company offered to warrant holders having warrants with exercise prices higher than $0.18 per share the opportunity to exercise at $0.18 per share.  Warrants for 3,208,271 shares of common stock were exercised resulting in proceeds of $577,489.

Conversion of Convertible Debt

In association with these transactions, $395,000 face amount of convertible debt outstanding as of June 30, 2005 was converted into 2,633,333 shares of common stock of the Company in accordance with the terms of the convertible debt notes.

Extension of Maturity

In addition, Note Holders of $200,000 face amount of convertible debt outstanding as of June 30, 2005 agreed to extend the maturity of their respective notes from 2006 to August 12, 2008 in conjunction with the Company’s recapitalization efforts.

Financial Advisory Fees & Expenses

The Company incurred fees and expenses of approximately $428,833 and issued warrants to purchase 2,171,637 shares of the Company’s common stock at an exercise price of $0.19 per share in conjunction with the above described transactions.

The Company is currently evaluating the financial statement reporting of various parts of its recapitalization efforts including estimating the beneficial conversion charge of the debt issued which will be reported in its third quarter of 2005 reporting.

ITEM 2                       MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATIONS

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

As of June 30, 2005, the Company has six signed contracts to deliever solar driven irrigation, pumping and energy systems totaling approximately $11.9 million of which two contracts totaling $1.9 million achieved notice to proceed and and were in construction as of June 2005.  During 2004, the Company had two major sales orders resulting in $5,614,362 in net revenues. In the second half of 2004 the Company strengthened its sales and marketing organization with four new hires and is focused on expanding its domestic sales channels to take advantage of the recent state governmental initiatives in New York, Pennsylvania, Colorado and other states aimed at accelerating the adoption of solar power for commercial and residentaio applications. Internationally the Company formed an alliance with The Sandi Group to pursue opportunities in the reconstruction required in Iraq and formed an alliance with the Xinhua Financial Network Limited to explore introduction of its products in the Peoples Republic of China.

The cash raised through bridge loans, private equity sales including the registered Stock Purchase Agreement (“SPA”) and the collection of accounts receivable net of payables associated with equipment sales provided the Company with the working capital resources to meet its operating activities in the six months ended June 30, 2005.  In the second quarter the Company pursued a re-capitalization effort to raise significant additional financing to successfully fund operations which was complete in July 2005, refer to the Subsequent Events discussion below and in the financial statement notes.

If future operating results do not generate adequate operating cash flow, the Company does not know whether it will be able to raise additional financing or financing on terms favorable to it. If adequate funds are not available or are not available on acceptable terms, the Company’s ability to fund current operations or otherwise respond to competitive pressures will be significantly limited.

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

The preparation of consolidated financial statements in accordance with principals generally accepted in the U.S. requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

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

ACCOUNTING FOR INCOME TAXES

The Company is required to estimate its income taxes in each of the jurisdictions in which it operates as part of its consolidated financial statements. This involves estimating the actual current tax in addition to assessing temporary differences resulting from differing treatments for tax and financial accounting purposes. These differences together with net operating loss carryforwards and tax credits may be recorded as deferred tax assets or liabilities on the balance sheet. A judgment must then be made of the likelihood that any deferred tax assets will be recovered from future taxable income. To the extent that the Company determines that it is more likely than not that deferred tax assets will not be utilized, a valuation allowance is established. Taxable income in future periods significantly different from that projected may cause adjustments to the valuation allowance that could materially increase or decrease future income tax expense. As of June 30, 2005 and December 31, 2004 an allowance equal to 100% of the deferred tax asset was recorded.

RESULTS OF OPERATIONS

Equipment Sales.  As of June 30, 2005, the Company has six signed contracts to deliever solar driven irrigation, pumping and energy systems totaling approximately $11.9 million of which two contracts totaling $1.9 million were under construction as of June 30, 2005.  During the first six months of 2004 the Company had sales of solar equipment to a constructor of a 1,132.200 kW(dc) solar energy system constructed for a community college. For the six months ended June 30, 2005 and 2004, equipment sales represented 88% and 96% of total revenues.

The Company recorded immaterial international equipment sales revenue in the six months ended June 30, 2005 and 2004, respectively. The Company’s capabilities and technology are being reviewed by various relief organization including USAID, the United Nations and CARE to determine its role in the relief efforts going on in South East Asia as a result of the December 26, 2004 tsunami.

Grant Revenue.  Grant revenue consists of revenues from state and federal governmental agencies used to fund the Company’s ongoing research, development and testing of new products and technologies. The Company recognizes research as services are rendered. In the fourth quarter of 2003 the Company was awarded a grant in which work commenced in 2004 and will extend through 2005. In the third quarter of 2004 the Company was award a grant which will also extend through 2005.

Cost of Equipment Sales.  Cost of equipment sales consists primarily of third party construction and installation expense, materials and supplies required for construction and component equipment including the solar panels, solar array, inverters, variable speed drives and meters. In addition, commissions earned and warranty expense is included in the cost of equipment sales.

Loss On RECs.  Under a equipment sales contract for a 42.7 kW(dc) solar-driven pumping and energy system in construction the Company has guaranteed the price of certain Renewable Energy Certificates (RECs) to be generated by the installation during the first seven years of operation. Based on current market indications the Company estimates its guarantee obligation could result in a loss of $59,290 which is tied to the future market and trading value of RECs traded in California. Without the knowledge of the future value of these RECs, the Company recorded the estimated loss, $59,290 in the first quarter of 2005. Adjustments to the estimated guarantee obligation will be recognized as an adjustment of revenue over the seven year term of the guarantee obligation.

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

Debt sourcing fees and commissions.  The Company historically has financed its operations through a combination of convertible debt, convertible preferred stock, and equity. To date on-going operations have been a net user of capital and is expected to continue to be a net user of capital through 2005. The result of having to rely on outside sources of capital for financing has been very costly for the Company. Debt sourcing fees and commissions are expected to be incurred in 2005 until the Company’s revenue from equipment sales grows to a level where gross profit can cover operating expenses.

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

COMPARISON OF QUARTER ENDED AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004

Revenues.   In the quarter ended June 30, 2005 and 2004, the Company had  equipment sales of $200,706 and $3,324,620, respectively, a decrease of  $3,123,914 or 94%.  The Company had equipment sales of $200,706 and $4,000,000, a decrease of $3,799,294, or 95% for the six months ended June 30, 2005 and 2004.  In both the second quarter of 2005 and 2004 the Company was working one contract , however, the contracts for the respective periods were materially different in size. As of June 30, 2005, the Company had six signed contracts to construct solar driven irrigation, pumping and energy systems totaling approximately $11.9 million of which two contracts had commenced construction, whereas, as of June 30, 2004, the Company had only one signed contract totaling $1.9 million pending notice to proceed.

Grant revenue for the quarter ended June 30, 2005 and 2004 was $16,457 and $51,008, respectively, a decrease of $34,551, or 68%. The Company had grant revenues of $32,900 and $156,474, a decrease of $123,574, or 79% for the six months ended June 30, 2005 and 2004. The decrease in grant revenue recognized was attributable to the Company being in the process of completing the final task of its research grant from the Board of Public Utilities of the State of New Jersey for which work and associated revenue was recognized beginning in the first quarter of 2004 and will continue through 2005.

Cost of Goods Sold.   The Company has had no equipment sales for the quarter ended June 30, 2005.  Cost of equipment sales for the quarter ended June 30, 2004 were attributable to the cost of equipment (panels and associated solar equipment components) being the supplied to the contractor of a 1,132.200 kW(dc) solar energy system constructed at a community college in California.

Loss On RECs.   Under an equipment sales contract for a 42.7 kW(dc) solar-driven pumping and energy system in construction, the Company has guaranteed the price of certain Renewable Energy Certificates (RECs) to be generated by the installation during the first seven years of operation. Based on current market indications the Company estimates its guarantee obligation could result in a loss of $59,290 which is tied to the future market and trading value of RECs traded in California. Without the knowledge of the future value of these RECs, the Company has recorded the estimated loss, $59,290 in the first quarter of 2005. Adjustments to the estimated guarantee obligation will be recognized as an adjustment of revenue over the seven year term of the guarantee obligation.

Gross Profit (Loss).   On equipment sales, in the quarters ended June 30, 2005 and 2004, the Company had a gross loss of  $135,570 compared to a gross profit of $206,390 respectively, a decrease of  $341,960, or a 166% decrease.  In the six months ended June 30, 2005 and 2004, the Company had a gross loss of $194,860 (including loss on REC’s) compared to a gross profit of $237,916 respectively, a decrease of $432,776, or a 182% decrease. The Company’s decline in gross profit is attributable to: (a) in 2004 the Company acted as a supplier of panels and associated solar equipment components for a 1,400 kW(dc) watts solar energy system  constructed by a third party contractor with a margin and was not replaced in 2005 with new equipment sales, (b) in 2005 on one of the orders the Company is constructing the Company estimates its cost to complete will exceed the contract price by $78,200 and (c) the Company has recorded a contingent guarantee liability of $59,290 associated with the Company’s guarantee of the future value of Renewable Energy Certificates (RECs) associated with one of its  current projects in construction.

The Company had a gross profit of $16,457 and a gross loss of $27,843 on grant revenue in the quarters ended June 30, 2005 and 2004, respectively.  In the six months ended June 30, 2005 and 2004, the Company had a gross profit of  $32,900 and a gross loss of  $4,155, respectively. This  change reflects both the timing of cost incurred to complete the research and the late stages of the Company’s research grant from the Board of Public Utilities of the State of New Jersey for which work and associated revenue was recognized beginning in the first quarter of 2004 and will continue through 2005.

Marketing, General and Administrative.   Marketing, general and administrative expenses for the quarter ended June 30, 2005 were $1,010,574, an increase of $65,682 or 7% from $944,892 for the same period in 2004.  In the six months ended June 30, 2005 marketing, general and administrative expenses were $1,929,664, an increase of $408,983 or 27% from $1,520,681 in 2004.  The increase for the quarter and six months ended June 30, 2005 compared to the respective periods in 2004 is primarily attributable to increased personnel cost and associated costs incurred to support the Company’s expanded domestic sales and marketing efforts.

Debt Sourcing Fees and Commissions.   Fees and commissions incurred to raise debt in the quarter ended June 30, 2005 were $52,895 a decrease of $636,323 or 92% from $689,218 in same period in 2004.   In the six months ended June 30, 2005, fees and commissions were $106,127 a decrease of $837,441 or 89% from $943,568 in 2004.

   The Company has incurred, and will continue to incur substantial fees and commissions, including investor relations fees, raising convertible debt to fund its working capital requirements until equipment sales and associate gross profits reach a level to cover operating expenses. The decrease in 2005 reflects the Company having put in place $290,000 in short-term bridge financing in the first six months of 2005 compared with raising $2,150,153, principally convertible term debt in the same period in 2004.

Research and Development.   Research and development expenses in the quarter ended June 30, 2005 were $33,195, a decrease of $23,326 or 41% from $56,521 in the same period in 2004.  In the six months ended June 30, 2005 research and development expenses were $76,015, a decrease of $18,575 or 20% from $94,590 in 2004.

Loss from Operations.   In the quarters ended June 30, 2005 and 2004 the Company incurred a loss from operations of $1,215,777, a decrease of $296,307 or 20% from $1,512,084 in the same period in 2004. In the six months ended June 30, 2005 the loss from operations was $2,273,766, a decrease of $51,312 or 2% from $2,325,078 in 2004.

 The decrease in the loss for the quarter and six months ended June 30, 2005 is primarily attributable to the decrease in non-recurring debt financing fees and commissions.  The increase in the Company’s marketing and administration cost for the six months ended in June 2005 is reflected in the material increase in the Company’s backlog of contracts both in number and gross amount. As of June 30, 2005 the Company had a back log of four (4) contracts totaling $10.0 million and as of June 30, 2004 the Company had a backlog of one (1) contract totaling $2.0 million.

Interest Expense.   Interest expense was $280,224 in the quarter ended June 30, 2005 a decrease of $120,415 or  30% from $400,639 in the same period in 2004. In the six months ended June 30, 2005 interest expense was $567,285, a decrease of $687,580 or 55% from $1,254,865 in 2004. This reflects: a) the Company not incurring $427,167 in beneficial conversion charges associated with new convertible debt issued in the quarter ended March 31, 2005 as it had in the same period in 2004; b) a decrease in the amount of amortization of original issue discount of $229,016 attributable to the value of warrants that were attached to convertible debt issued in 2003 and 2004 offset by an increase in average debt outstanding with a slight increase in the average interest rate.

Income Taxes.   The Company recognized no income tax (benefit) in the quarters ended June 30, 2005 and 2004.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2005, WorldWater & Power Corp. (the “Company”) had a working capital deficiency of $(2,855,180) and a Stockholders’ deficiency of $(5,022,241) and a net loss of $(2,839,394) for the six months ended June 30, 2005.

The Company completed a re-capitalization in the month of July 2005 to address its on going liquidity requirements.  Below is a description of the various parts of the completed re-capitalization.

Camofi Master LDC Securities Purchase Agreement

On July 21, 2005, the Company entered into a Securities Purchase Agreement with Camofi Master LDC (Camofi). Under the terms of the agreement, Camofi acquired:

• 4,259,260 common shares of the Company at $0.24 per share resulting in net proceeds of $1,022,222.

• A $3,250,000 principal amount 10% Convertible Note Due July 21, 2008 for a purchase price of $3,000,000, which Note is convertible into 18,055,556 shares of our common stock;

• Warrants to purchase an aggregate of 9,027,778 shares of common stock of the Company at an exercise price of $.18 per share; and

• Warrants to purchase an aggregate of 1,277,778 shares of common stock of the Company at an exercise price of $.22 per share.

Of the $3,000,000 purchase price of the Note described above, $1,000,000 was paid to the Company upon execution of the Securities Purchase Agreement, and the balance will be held in escrow by a commercial bank pending the satisfaction of the following conditions: $1,000,000 will be released from the escrow when the Company’s common stock is trading at or above $0.40 per share and its trading volume exceeds 500,000 shares for a period of 10 consecutive days, and $1,000,000 will be paid upon the execution of new contracts for our products and services in the aggregate amount of $5,000,000.

The notes are convertible into our common stock at a price equal to the lesser of (i) the volume-weighted average stock price for the 10 trading days prior to conversion, and (ii) $0.18 per share; provided that the conversion price shall not exceed the closing price on the day prior to conversion. The note bears interest at a rate of 10% per annum payable monthly and is due and payable three years after the date of purchase with monthly amortization commencing November 2006. Interest is payable in cash, or in shares of our common stock (at the Company’s option subject to certain conditions described in the note) at a rate of 85% of the volume-weighted average closing price for the 10 trading days immediately prior to the applicable interest payment date. The Company’s obligations under the note are secured by a first lien security interest on the Company’s assets.

Issuance of $350,000- 10% Convertible Note Due August 15, 2008

On July 25, 2005, the Company issued 10% Convertible Notes Due August 15, 2008 notes totaling $350,000 to The Water Fund, LP ($250,000) and a private investor ($100,000) which are convertible into 1,944,444 shares of the Company’s common stock. The notes bear interest at a rate of 10% per annum payable semi-annually in cash or stock at the Company’s option.  In conjunction with the issuance of the notes warrants to purchase an aggregate of 583,333 shares of common stock at an exercise price of $.22 per share were sold.

Hong League Central Credit Union and HIT Credit Union Line of Credit

In April 2004, we obtained term loans from HIT Credit Union and Hong Kong League Central Credit Union (the “Lenders”) in the aggregate original principal amount of $800,000. The term loans subsequently were amended to a revolving line of credit in the aggregate maximum principal amount of $1,000,000. As a condition to obtaining an extension in the maturity date from October 31, 2005 to July 31, 2006, on July 22, 2005, the Company paid down $400,000 in principal resulting in $600,000 of principal remaining outstanding and agreed to increase the the annual interest rate to 18% from 15%. The Company has the option, to convert the principal amount of the loan and all accrued and unpaid interest may be repaid in shares of our common stock, provided such shares are registered under the Securities Act of 1933, as amended. The conversion price at which common stock is issuable to the Lenders is the average closing price of our common stock for the 10 trading days immediately preceding the date of the notice of conversion, less a thirty percent (30%) discount; provided, that in no event will the conversion price be greater than $0.30 or less than $0.10 per share.

Warrant Exercises

In conjunction with the above transactions, the Company offered to warrant holders having warrants with exercise prices higher than $0.18 per share the opportunity to exercise at $0.18 per share.  Warrants for 3,208,271 shares of common stock were exercised resulting in proceeds of $577,489.

Conversion of Convertible Debt

In association with these transactions, $395,000 face amount of convertible debt outstanding as of June 30, 2005 was converted into 2,633,333 shares of common stock of the Company in accordance with the terms of the convertible debt notes.

Extension of Maturity

In addition, Note Holders of $200,000 face amount of convertible debt outstanding as of June 30, 2005 agreed to extend the maturity of their respective notes from 2006 to August 12, 2008 in conjunction with the Company’s recapitalization efforts.

Financial Advisory Fees & Expenses

The Company incurred fees and expenses of approximately $428,833 and issued warrants to purchase 2,171,637 shares of the Company’s common stock at an exercise price of $0.19 per share in conjunction with the above described transactions.

The Company is currently evaluating the financial statement reporting of various parts of its recapitalization efforts including estimating the beneficial conversion expense of the debt issued which will be reported in its third quarter of 2005 reporting.

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

Cash Used in Operating Activities.  The Company used $923,358 in its operating activities in the six ended June 30, 2005, a decrease of $1,118,141 or 55 % from $2,041,499 used in the same period in 2004.  The reduction in cash used in operating activities is principally attributable to collection of the working capital invested in equipment sales recorded in the fourth quarter of 2004..

Cash Used in Investing Activities.   The cash used in investing activities in the six June 30 2005 was $11,770, a decrease of $2,932 or 20% from $14,702.  In both 2005 and 2004, the Company made limited investments in computers and office furniture and fixtures.

Cash Provided By Financing Activities.  The Company financed its operations through the issuance of common stock as the result of registered stock sales, exercise of options and warrants and short –term bridge loans in the quarter ended June 30, 2005. In the same period in 2004, the Company financed its operations through the issuance of convertible debentures and the issuance of common stock as the result of restricted stock sales and exercise of options and warrants and short-term bridge loans. The cash provided by financing activities in the six months ended June 30, 2005 was $923,684 a decrease of $1,226,340 or 57%, from $2,150,024 for the same period in 2004.

In the first six months of 2004, the Company issued three-year convertible notes having a face amount of $1,180,000 to institutional and accredited investors.  The three-year notes bear interest at 10% per annum payable semi-annually in either cash or common stock of the Company, at the election of the holder, and are convertible into common stock of the Company at $0.15 per share.  The conversion feature of the convertible notes issued in 2004 resulted in the recording of beneficial conversion interest, a non-

cash operating charge, of $427,167.  In addition, the Company entered into a short term loan of $800,000 originally with an original maturity date of October 1, 2004. The short term loan through a series of amendments was converted to a convertible term credit facility of $1,000,000 with a maturity of October 31, 2005.  Conversion is at the option of the Company, with the conversion price equal to 70% of the then market price of the Company’s stock with a floor of $0.10 and a cap of $0.30, provide the Company can deliver registered stock at the date of conversion.

In the six months ended June 30, 2005 warrants having the following terms were issued resulting in non-cash charges of $49,169 based on valuation determined using Black Scholes.

Qtr	Detachable Warrants Issued	Average Exercise Price Per Share	Average Term (Years)	Non-Cash Charges

1st Qtr	397,445	$0.27	4.1	$44,627
2nd Qtr	73,363	0.25	3.0	4,542

The Company currently does not have any special purpose entities or off-balance sheet financing arrangements.

INCOME TAXES

As of December 31, 2004, the Company had federal and state net operating loss carryforwards totaling approximately $20,991,800 and $1,934,000, respectively, available to reduce future taxable income and tax liabilities which expire at various dates between 2005 and 2024. In addition, as of December 31, 2004, the Company had federal and state research and development tax credit carryforwards of approximately $180,600 and $20,000, respectively, available to reduce future tax liabilities which expire at various dates between 2009 and 2024. Under provisions of the Internal Revenue Code, substantial changes in the Company ownership may limit the amount of net operating loss carryforwards and research and development credit carryforwards, which can be used annually to offset future taxable income and tax liabilities. Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Management has considered the Company’s history of losses and, in accordance with the applicable accounting standards, has fully reserved the deferred tax asset as of June 30, 2005 and December 31, 2004.

The Company participates in the State of New Jersey’s Corporation Business Tax Benefit Certificate Transfer Program (the “Program”), which allows certain high technology and biotechnology companies to transfer unused New Jersey net operating loss carryovers and research and development tax credits to other New Jersey corporation business taxpayers. The Company has submitted applications to the New Jersey Economic Development Authority (the “EDA”) to participate in the program with the sale anticipated to be completed in the fourth quarter of 2005.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections – replacement of APB Opinion No. 20 and FASB Statement No. 3” was issued. SFAS No. 154 changes the accounting for and reporting of a change in accounting principle by requiring retrospective application to prior periods’ financial statements of changes in accounting principle unless impracticable. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005.

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

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2005. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are generally effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports filed under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Such evaluation did not identify any change in the six monthsended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting but there are two areas of material weakness of concern.

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

In the second quarter of 2005, 611,300 shares were issued in lieu of the payment of $147,577 in interest on outstanding convertible notes and short-term bridge notes at an average price of $0.24 per share.

In addition in the second quarter of 2005, 115,201 shares of common stock were issued at an average price of $0.24 per share in consideration for the purchase of Renewable Energy Credits (RECs) and investor research analysis, in lieu of cash payments totaling $26,040.

ITEM 3.                    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On June 22, 2005, the Company held its annual shareholders meeting at which Davinder Sethi was reelected to the Board of Directors for a term of two years, the Company changed its name from WorldWater Corp. to WorldWater & Power Corp., the authorized common stock of the company was increased from 160,000,000 to 200,000,000 shares and the selection of Amper, Politziner & Mattia as our independent public accountants for 2005 was approved.

ITEM 5.                    OTHER INFORMATION.

None.

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

WorldWater & Power Corp. (Registrant)

By:	/s/ QUENTIN T. KELLY	Date:	August 18, 2005
Quentin T. Kelly, Chairman/CEO

By:	/s/ JAMES S. BROWN		August 18, 2005
James S. Brown Executive Vice President/Chief Operating & Financial Officer