Form 10QSB
period 2005-09-30
WORLDWATER & POWER CORP
filed 2005-11-21
CIK 811271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

OR

☐  TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

Commission file number: 000-16936

WorldWater & Power Corp.

(Name of small business issuer in its charter)

Delaware	33-0123045
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification Number)
organization)

55 Route 31 South, Pennington, NJ	08534
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (609) 818-0700

Securities registered under Section 12(b) of the Exchange Act: None

Title of each class Name of each exchange on which registered

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

As of November 17, 2005 the Registrant had outstanding 106,874,745 shares of Common Stock, $0.001 par value outstanding.

Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one)Yes ☐  No ☒

WORLDWATER & POWER CORP.

PART I.    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

WORLDWATER & POWER CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

	9/30/2005	12/31/2004
	(Unaudited)
Assets

Current Assets:
Cash and cash equivalents	$1,503,382	$38,852
Restricted cash and restricted cash equivalents	1,149,411	—
Accounts receivable, net of allowance for doubtful accounts of $53,580 and $22,388 respectively	640,279	1,590,221
Accounts receivable, related party	27,466	—
Inventory	20,499	—
Costs and estimated earnings in excess of billings	133,379	—
Prepaid expenses	22,739	70,062
Advances to employees	39,457	14,033
Total Current Assets	3,536,612	1,713,168

Equipment and Leashold Improvements, Net	68,961	58,611

Intangible And Other Assets
Loan origination costs	624,877	—
Non-compete agreement	116,667	—
Customer contracts	62,900	—
Deposits	11,384	19,089
Total Assets	$4,421,401	$1,790,868

Liablilties and Stockholders’ (Deficiency)

Current Liabilities:
Accounts payable and accrued expenses	$2,494,598	$2,558,135
Long-term debt and notes payable, net of discount	381,922	1,235,714
Notes payable, related parties	41,569	123,013
REC guarantee liability, current portion	75,737	63,260
Customer deposits	105,211	57,798
Total Current Liabilities	3,099,037	4,037,920

Long-term debt and notes payable, net of discount	2,730,810	1,605,526
REC guarantee liability, net of current portion	353,839	330,357
Long-term debt, related parties	—	90,706
Total Liabilities	6,183,686	6,064,509

Commitments and contingencies	—	—

Stockholders’ (Deficiency):
Preferred Stock 7% Convertible $.01 par value authorized 10,000,000; issued and outstanding:
Series B 611,111 shares liquidation preference $550,000 as of Sebtember 30, 2005 and December 31, 2004	6,111	6,111
Common Stock, $.001 par value; authorized 200,000,000; 106,874,745 issued and outstanding at September 30, 2005 and 79,834,341 at December 31, 2004	106,875	79,834
Additional paid-in capital	33,402,499	23,401,472
Deferred compensation	(52,500)	(75,000)
Accumulated other comprehensive (loss)	(54,048)	(56,080)
Accumulated deficit	(35,171,222)	(27,629,978)
Total Stockholders’ (Deficiency)	(1,762,285)	(4,273,641)
Total Liabilities and Stockholders’ (Deficiency)	$4,421,401	$1,790,868

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements

WORLDWATER & POWER CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 AND

NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	9/30/05	9/30/04	9/30/05	9/30/04
Revenue:
Equipment sales	$609,791	$—	$810,497	$4,000,000
Grant revenue	—	61,040	32,900	217,514
Total	609,791	61,040	843,397	4,217,514

Cost of goods sold:
Cost of equipment sales	828,138	241,313	1,223,704	4,003,397
Cost of grant revenue	—	70,356	—	230,985
	828,138	311,669	1,223,704	4,234,382
Gross (Loss) Profit	(218,347)	(250,629)	(380,307)	(16,868)

Operating Expenses:
Marketing, general and administrative expenses	1,135,930	1,610,160	3,065,594	4,074,409
Research and development expense	39,493	60,577	115,508	155,167
Total Expenses	1,175,423	1,670,737	3,181,102	4,229,576

Loss from Operations	(1,393,770)	(1,921,366)	(3,561,409)	(4,246,444)

Other (Expense)
Beneficial conversion interest	(3,072,964)	—	(3,072,964)	(427,167)
Interest expense, net	(347,226)	(333,225)	(914,511)	(1,160,923)
Other income, net	5,983	2,200	7,640	2,200
Total Other (Expense) Income, Net	(3,414,207)	(331,025)	(3,979,835)	(1,585,890)

Net loss	(4,807,977)	(2,252,391)	(7,541,244)	(5,832,334)

Accretion of preferred stock dividends	—	(9,625)	—	(28,875)

Net Loss Applicable to Common Shareholders	$(4,807,977)	$(2,262,016)	$(7,541,244)	$(5,861,209)

Net loss applicable per Common Share (basic and diluted):	$(0.05)	$(0.03)	$(0.08)	$(0.10)

Weighted Average Common Shares Outstanding used in Per Share Calculation:	100,201,163	67,076,669	89,003,758	60,959,673

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WORLDWATER & POWER CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(UNAUDITED)

	2005	2004

Cash Flows Used In Operating Activities:
Net loss before accretion of preferred stock dividends	$(7,541,244)	$(5,832,334)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of warrants for services	99,722	1,036,391
Beneficial conversion feature of convertible notes	3,072,964	427,167
Amortization of interest expense	577,386	723,145
Issuance of stock for service	60,300	222,268
Amortization of intangibles and loan origination costs	75,690	—
Depreciation and amortization	24,501	26,429
Issuance of stock in lieu of interest	367,319	—
Amortization of deferred compensation	22,500	22,500
(Gain) Loss on sale of vehicle		(2,200)

Changes in assets and liabilities (net of acquisition assets):
Increase in Restricted Cash and Restricted Cash Equivalents	(149,411)
Accounts receivable	949,942	(1,013,671)
Accounts receivable, related party	(15,031)	—
Inventory	(18,049)	—
Costs and estimated earnings in excess of billings	(133,379)	(1,995,761)
Prepaid expenses and other assets	32,804	(89,091)
Accounts payable and other accrued expenses	(69,628)	1,615,572
Customer deposits	44,413	539,558
Renewable energy certificate guarantee liability	35,959	393,617
Net Cash (Used in) Operating Activities	(2,563,242)	(3,926,410)

Cash Flows Used In Investing Activities:
Purchase of equipment and leasehold improvements	(11,703)	(23,776)
Proceeds from sale of vehicle	—	2,200
Net Cash (Used in) Investing Activities	(11,703)	(21,576)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	1,222,222	1,950,000
Proceeds from issuance of debt, notes payable and warrants	3,780,000	2,195,153
Proceeds from exercise of warrants and stock options	1,309,455	381,503
Payments on long-term debt	(855,402)	(406,752)
Increase in Restricted Cash and Restricted Cash Equivalents	(1,000,000)	—
Increase in Loan Origination Costs	(418,832)	—
Net Cash from Financing Activities	4,037,443	4,119,904

Net effect of currency translation on cash	2,032	(1,020)

Net Increase in Cash	1,464,530	170,898

Cash and cash equivalents at Beginning of Period	38,852	59,045

Cash and cash equivalents at End of Period	$1,503,382	$229,943

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WORLDWATER & POWER CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FOR THE NINE MONTHS ENDED SEPTEMBER, 2005

(UNAUDITED)

					Additional Paid-In Capital (Common)	Additional Paid-In Capital (Preferred)	Deferred Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total

	Common Stock		Preferred Stock
	Shares	Par Value	Shares	Par Value

Balance, December 31, 2004	79,834,341	$79,834	611,111	$6,111	$22,864,141	$537,331	$(75,000)	$(27,629,978)	$(56,080)	$(4,273,641)

Beneficial conversion feature of convertible notes					3,072,964					3,072,964
Conversion of convertible notes	10,802,240	10,802	—	—	1,794,198	—	—	—	—	1,805,000
Issuance of common stock:
For services	236,416	236	—	—	60,064	—	—	—	—	60,300
Under Stock Purchase Agreements	5,000,001	5,000	—	—	1,217,222	—	—	—	—	1,222,222
Exercise of warrants	6,177,605	6,180	—	—	1,149,996	—	—	—	—	1,156,176
Exercise of “cash-less” warrants	1,207,341	1,207			(1,207)					—
Exercise of options	1,380,382	1,380	—	—	312,875	—	—	—	—	314,255
In lieu of payment of interest	1,486,419	1,486	—	—	365,833	—	—	—	—	367,319
Purchase of Quantum Energy Net Assets	750,000	750	—	—	239,250	—	—	—	—	240,000
Warrants granted for commissions on financing	—	—	—	—	282,001	—	—	—	—	282,001
Warrants granted for services					60,523					60,523
Detachable warrants granted with convertible debt					1,447,308					1,447,308
Amortization of deferred compensation	—	—	—	—	—	—	22,500	—	—	22,500
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(7,541,244)	—	$(7,541,244)
Other comprehensive expense -Currency translation adjustment	—	—	—	—	—	—	—	—	2,032	2,032
Total comprehensive loss										$(7,539,212)

Balance, September 30, 2005	106,874,745	$106,875	611,111	$6,111	$32,865,168	$537,331	$(52,500)	$(35,171,222)	$(54,048)	$(1,762,285)

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WORLDWATER & POWER CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note (1)  Liquidity

At September 30, 2005, WorldWater & Power Corp. (the “Company”), formerly WorldWater Corp., had a Stockholders’ deficiency of $1,762,285 and a net loss of $7,541,244 (net of a non-cash charge of $3,072,964 for beneficial conversion interest associated with the issuance of convertible notes, see below) for the nine months ended September 30, 2005.

In the nine months ended September 30, 2005, the Company has raised $6,311,677 through: a) the issuance of debt $3,780,000 and b) proceeds of $2,531,677 from the sale of stock, including the exercise of warrants and stock options. As of September 30, 2005, $1,000,000 of the funds raised is restricted in use until certain milestones are met, (referred to the Restricted Cash and Restricted Cash Equivalent note).  The Company expects to achieve these milestones within the next 90 days.  Through the nine months ended September 30, 2005, the Company has reduced debt by $2,660,402 through a) payments of $855,402 and b) the conversion of $1,805,000 of notes into common stock of the Company.

On November 4, 2005, the Company delivered a Conversion Notice to the agent of the Foreign Credit Unions debt of its intent to exercise its option to convert the remaining $300,000 of the 18% debt maturing July, 2006 into 1,000,000 shares of common stock of the Company. On November 14, 2005 the Company received a Conversion Notice from a Fund converting $92,178 ($125,000 face amount) of a 10% convertible notes maturing August, 2008 into 694,444 shares of common stock of the Company. Refer to subsequent events footnote.

These consolidated financials are presented on the basis that the Company will continue as a going-concern. The going-concern concept contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company’s stockholders’ deficiency raises substantial doubt about the Company’s ability to continue as a going-concern. The Company has historically financed operations and met capital expenditures requirements primarily through sales of capital stock and, to a lesser extent, research and solar system equipment sales. Management continues to raise capital through the sale of common stock and additional borrowings. In addition, management is continuing to market their products domestically and internationally. However, there can be no assurances that the Company will be successful in these efforts. The consolidated financial statements do not include any adjustments that might result from the outcome of this going-concern uncertainty.

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

Note (3)  Summary of Significant Accounting Policies

Financial Information and Results of Operations

The financial statements as of September 30, 2005 and for the three and nine months ended September 30, 2005 and 2004, are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2005, and the results of operations and cash flows for the three months ended September 30, 2005 and 2004. The results for the three months and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the entire year. While management of the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

A summary of the major accounting policies followed by the Company in the preparation of the accompanying financial statements is set forth below.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company’s subsidiaries, WorldWater (Phils) Inc. and WorldWater Holdings Inc. doing business as Quantum Energy Group and certain other inactive subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company’s wholly-owned inactive subsidiaries include:

WorldWater, Inc., a Delaware Corporation

WorldWater East Africa Ltd., a Tanzanian Corporation

WorldWater Pakistan (PVT.), LTD., a Pakistan Company

Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.   Estimates are used for, but not limited to, foreign currency translation, depreciation, taxes, the guaranty liability for the value of Renewable Energy Certificates, warranty reserve, and the value of shares issued. Although these estimates are based on management’s best knowledge of current events and actions that the company may undertake in the future, actual results may be different from the estimates.

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

Fair Value of Financial Instruments

The carrying value of marketable securities, accounts receivable, accounts payable, and accrued expenses approximate their respective fair values due to their short maturities. The fair value of the Company’s notes payable and debt are estimated based on the current rates offered to the Company for debt of the same remaining maturities and similar terms. See “Guarantor Agreements” below for disclosures regarding the fair value of the of the Company’s exposure for Renewable Energy Certificates (“RECs”) which have been accrued on the Balance Sheet as of September 30, 2005 and December 31, 2004.

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

Renewable Energy Certificates Guarantee (RECs)

Under the equipment sales contract for the 267,840 kW (dc) solar-driven irrigation and energy system the built in 2004 and the 42.7 kW solar-pumping and energy system currently in construction the Company has guaranteed the price of certain Renewable Energy Certificates (RECs) to be generated by the installation during the first seven years of operation. Based on current market indications the Company estimates its guarantee obligation may result in a potential loss of $452,907 which is tied to the future market and trading value of RECs traded in California. Without the knowledge of the future value of these RECs, the Company recorded as a reduction of Equipment Sales revenue an estimated loss of $393,617in the year ended December 31, 2004.  In the nine months ended September 30, 2005 the Company recorded an estimated loss of $59,290 as a reduction of Equipment Sales revenue.  Adjustments to the estimated guarantee obligation will be recognized as an adjustment of revenue over the seven year term of the guarantee obligation.

Product Warranty

The Company provides for the estimated cost of product warranties at the time revenue is recognized. Since the Company has a limited operating history, adjustments in future periods may be required as its installations mature. The Company’s warranty accrual balance as of September 30, 2005 and December 31, 2004 was $109,387 and $107,000, respectively.

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

Revenues from time and material service arrangements are recognized using the percentage of completion method measured by labor and other costs incurred to total estimated labor and other costs required. Estimates of costs to complete are reviewed periodically and modified.  as required. Provisions are made for the full amount of anticipated losses, if any, on all contracts in the period in which the losses are first determined. Changes in estimates are also reflected in the period they become known.

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

Inventory

Inventory consists of purchased system components and is stated at the lower of cost or market determined by the First-In, First-Out (FIFO) method.

Equipment and Leasehold Improvements

Equipment and leasehold improvements are carried at cost, less accumulated depreciation and amortization are depreciated and amortization for financial reporting purposes using the straight-line method. The estimated useful lives are: office furniture and equipment, vehicles, computers, test equipment and assembly fixtures 3 to 10 years; leasehold improvements, the shorter of 7 years or the life of the lease. Upon retirement or disposal, the asset cost and related accumulated depreciation are removed from the accounts and the net amount, less any proceeds, is charged or credited to income.  Depreciation for income tax purposes is computed using accelerated methods.

Expenditures for maintenance and repairs are expensed as incurred. Expenditures, which significantly increase asset value or extend useful lives, are capitalized.

Intangible Assets and Amortization

Intangible assets are stated at cost less accumulated amortization.  Loan origination costs are amortized on a straight-line basis over the life of the respective loans (3 years), the non-compete agreement is being amortized over the term of the agreement (3 years) and the customer contracts are amortized over the life of the contracts (1 year).

Research and Development

Research and development costs are expensed as incurred.

Advertising Costs

Advertising costs are expensed as incurred.  Advertising costs were $5,966 and $28,258 in the quarter ended September 30, 2005, and 2004, respectively.  In the nine months ended September 30, 2005 and 2004 advertising costs were $27,408 and $49,930, respectively.

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

Accordingly, no compensation cost has been recognized for the stock option plans because the exercise price of employee stock options equals the market prices of the underlying stock on the date of grant. Had compensation cost been determined based on the fair value at the grant date for awards in the nine months ended September 30, 2005 and 2004, respectively, consistent with the provisions of SFAS No. 123, the Company’s net loss and loss per common share would have been reduced to the pro forma amounts indicated below.

	September 30, 2005	September 30, 2004

Net loss applicable to Common Shareholders	$(7,541,244)	$(5,861,209)

Add: Stock based employee compensation expense included in reported net loss, net of related tax effects	22,500	22,500

Deduct: Stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(294,511)	(264,118)

Pro forma net loss	$(7,813,255)	$(6,102,827)

Loss per share:
Basic and Diluted -as reported	$(0.08)	$(0.10)

Basic and Diluted -pro forma	$(0.09)	$(0.10)

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

Net Loss Per Common Share

Basic loss per share includes no dilution and is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. As presented, the Company’s basic and diluted loss per share attributable to common stockholders is based on the weighted average number of common shares outstanding during the period. The calculation of diluted net loss per common share for the quarter and nine months ended September 30, 2005 and 2004 does not include other potential common shares, including shares issuable upon exercise of options, warrants and conversion rights, since their effect would be antidilutive due to the Company’s losses. Below is a table of the potential issuable shares as of September 30, 2005 and September 30, 2004.

Potential Issuable Shares	As of September 30, 2005	As of September 30, 2004

Warrants	36,789,366	25,312,661
Debt conversion rights	28,060,359	18,287,562
Stock options	10,246,195	6,437,435
Stock Purchase Agreement (SPA) rights	—	22,100,000
Preferred stock conversion rights	611,111	677,778

Total	75,707,031	72,815,436

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

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Statement is effective beginning in fiscal years after September 15, 2005 and is not anticipated to have a material impact on the Company.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The compensation cost will be measured based on the fair value of the equity or liability instruments issued.

The Statement is effective as of the beginning of the first annual period beginning after December 15, 2005 for public entities that file as small business issuers, such as the Company.  The Company has not completed the calculations of the impact of applying SFAS 123.

Reclassifications

Certain prior year balances have been reclassified to conform to current year presentation.

Note (4)    Business Acquisition

On September 1, 2005, the Company acquired, through its wholly-owned subsidiary, WorldWater Holdings Inc., assets of MJD Solutions, Inc., a Nevada Corporation doing business as Quantum Energy Group for 750,000 shares (valued at $240,000) of the Company’s common stock.  The results of MJD Solutions, Inc. operations have been included in the consolidated financial statements since that date.

Quantum Energy Group, a solar energy, construction and project management company, are licensed contractors in the State of California and will assist the Company in the design and installation of its commercial and institutional solar installations.

The Company has accounted for this acquisition using the purchase method of accounting as of the effective date of the transaction.  Accordingly, the purchase price has been allocated based upon the estimated fair value of the assets and liabilities acquired as of the acquisition date.

Assets acquired and liabilities assumed are as follows:

Fair value of assets purchased	$41,233
Intangible assets	218,500
259,733

Fair value of liabilities assumed	19,733
Common stock of Company issued	240,000
Net cash paid	—

Of the $218,500 of the acquired intangible net assets, $120,000 was assigned to a non-compete agreement and will be charged to operations over the term of the agreement (3 years) and $98,500 was assigned to customer contracts which will be charged to operations over the life of the contracts, which should be completed by March 2006.  The pro-forma effect of the acquired company was deemed immaterial to the Company with the exception of revenue, which was approximately $450,000 for the period January 1, 2005 through August 31, 2005.

Note (5)   Restricted Cash and Restricted Cash Equivalents

As of September 30, 2005 restricted cash and cash equivalents was comprised of the following:

Private Placement restricted funds	$1,000,000
Construction Joint Venture restricted funds	149,411
$1,149,411

In conjunction with a private placement completed in July 2005, $1,000,000 of the purchase price of the convertible notes is subject to restrictions and is being held in escrow at held a commercial bank.  Upon the execution of new contracts for the Company’s products and services in the aggregate amount of $5,000,000, the $1,000,000 will be released form the escrow account to the Company.  The restricted cash is not subject to rescission and the Company anticipates achieving the “execution of new contracts” milestone within the next 90 days.

The Company entered into an agreement with a third party constructor to jointly perform the construction services under a construction contract for the installation of a 500 kW(dc) solar energy system for the Atlantic County Utility Authority (ACUA).  The agreement provides that payments received from ACUA are deposited into a escrow account held at a commercial bank for the purpose of a) paying vendors providing materials and or services with the construction contract, b) reimbursing the Company and the third party constructor for materials and or services under the construction contract, and c) disbursing profit, if any, to the Company and the third party constructor.

Note (6)  Costs and Estimated Losses on Uncompleted Contracts

Costs and estimated earnings (losses) consist of the following as of September 30, 2005.  The Company had no costs and estimated earnings (losses) as of December 31, 2004.

September 30,
2005

Costs incurred on uncompleted contracts	$945,465
Estimated gross loss	(349,410)
Estimated gross loss	596,055
Estimated earnings	812,086
Billings to date	$(216,031)

Included in the accompanying balance sheet as follows:

Cost and estimated earnings in excess of billings	$133,379
Estimate of losses on Construction Contracts	(349,410)
$(216,031)

Note (7)  Equipment and Leasehold Improvements

Equipment and leasehold improvements consist of the following as of September 30, 2005 and December 31, 2004:

	September30, 2005	December 31, 2004

Office furniture and equipment	$118,993	$115,225
Vehicles	84,826	92,307
Computers	73,305	59,221
Test equipment and assembly fixtures	38,334	38,334
Leasehold improvements	8,123	8,123
	323,581	313,210
Less accumulated depreciation and amortization	254,620	(254,599)
Equipment and leasehold improvements, net	$68,981	$58,611

Note (8)  Intangible Assets

Intangible assets are listed below as of September 30, 2005 and the associated amortization for the quarter and nine months ended September 30, 2005.  The Company did not have capitalized intangible assets as of December 31, 2004.

September 30,
2005

Loan origination costs	$661,634
Accumulated amortization	(36,757)
Loan origination costs, net	$624,877

Non- compete agreement	$120,000
Accumulated amortization	(3,333)
Non- compete agreement, net	$116,667

Purchased customer contracts	$98,500
Accumulated amortization	(35,600)
Purchased customer contracts, net	$62,900

Amortization for the quarter and nine months ended September 30, 2005	$75,690

Note (9)  Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of September 30, 2005 and December 31, 2004:

	September 30,	December 31,
	2005	2004

Accounts payable	$1,401,707	$1,433,065
Accrued salaries	350,030	475,478
Accrued interest	205,249	402,467
Estimate of losses on construction contracts	349,410	—
Accrued warranty reserve	109,387	107,000
Accrued sales commission	58,419	88,023
Accrued payroll taxes and withholdings	20,396	41,792
Other accrued expenses	—	10,310
Total	$2,494,598	$2,558,135

Note (10)    Long-Term Debt and Notes Payable

Long-term debt (including convertible debt) and notes payable, excluding related party transactions (see Related Party Transaction note below), consist of the following uncollateralized loans outstanding at September 30, 2005 and December 31, 2004:

					Option to Pay
					Interest in		Potential
					either	Conversion	Number of	September 30, 2005		December 31, 2004
	Holders of	Stated Interest	Effective		Common	Price of	Shares Upon	Face	Net Amount	Face	Net Amount
Maturity Date	Loans	Rate	Interest Rate	Interest Period	Stock or Cash	Common Stock	Conversion	Amount	Outstanding	Amount	Outstanding

July 31, 2006	Foreign Credit Unions	18%	18%	Monthly	Yes	30% Discount to Market with Cap of $0.40 and floor of $0.10 per share at option of Company	3,000,000	300,000	300,000	1,000,000	1,000,000

2006	Funds & Qualified Individual Investors	10%	19-30%	Semi-Annual	Yes	$0.150	1,600,000	240,000	215,986	1,220,000	932,164

2007	Funds & Qualified Individual Investors	10%	19-30%	Semi-Annual	Yes	$0.150	1,783,667	267,550	221,225	912,550	648,223

2008	Funds & Qualified Individual Investors	10%	19-30%	Majority Monthly	Yes	$0.178	21,333,333	3,800,000	2,189,853

On Demand	Qualified Individuals	0% to 10%	0% to 15%	Majority Monthly & Semi Annual	No	N/A	N/A	3,000	3,000	83,000	83,000

On Demand	Qualified Individual Investors	10%	10%	Maturity	No	$0.400	132,500	53,000	53,000	53,000	53,000

Stated Maturity Date 1997	Qualified Individual Investor	8%	8%	Maturity	No	$0.400	125,000	50,000	50,000	50,000	50,000

Not Stated	Qualified Individual Investors	Not stated—impute d at 4.5%	4.50%	Not stated	N/A	$0.495	85,859	42,500	42,500	42,500	42,500

2008	Financial Institutions	8%		Monthly principal payments of $813	No	N/A	N/A	37,168	37,168	32,353	32,353

						Total	28,060,359	$4,793,218	3,112,732	$3,393,403	2,841,240

							Less current portion		381,922		1,235,714

							Long-term portion		$2,730,810		$1,605,526

On November 4, 2005, the Company delivered a Conversion Notice to the agent of the Foreign Credit Unions debt of its intent to exercise its option to convert the remaining $300,000 of the 18% debt maturing July, 2006 into 1,000,000 shares of common stock of the Company.  The conversion price was $0.30 the highest allowed under the terms of the debt thereby avoiding the issuance of 2,000,000 shares.  In addition, on November 14, 2005 the Company received a Conversion Notice from a Fund converting $92,178 ($125,000 face amount) of the 10% debt maturing August, 2008 into 694,444 shares of common stock of the Company.    Refer to Subsequent Events note.

In July, 2005, the Company entered into three Convertible Notes totaling $3,600,000 with two investment funds and a private investor. The Company incurred a premium of $250,000 which will be amortized over the three year term of the applicable note. The Company received $1,350,000 million of the proceeds upon closing and the remaining $2,000,000 was placed into an escrow account until certain milestones were met.  As of September 30, 2005, $1,000,000 remained in the escrow account and will be released upon the Company executing contracts for products and services in the aggregate amount of $5,000,000 subsequent to May 31, 2005.  The Company expects to achieve these milestones within the next 90 days.

Repayment of $3,250,000 of the 10% Convertible Notes is over a three year term and is secured by a first lien security interest on the Company’s assets. Repayment of principal and interest can be made in cash or in registered shares of common stock of the Company, or a combination of both, at the option of the Company, in equal principal installments of $154,762 commencing November 2006 and ending July 2008. The Holder has the option to convert all or any part of the outstanding principal to common stock of the Company.

The remaining $350,000 of the Convertible Notes issued in July 2005 matures in August 2008. At the option of the Company, interest, paid semi-annually, can be paid in cash or in shares of common stock of the Company, or a combination of both. The Holder has the option to convert all or any part of the outstanding principle to common stock.

The Company also issued four-year warrants to the investors for the purchase of up to 9,027,778 shares of the Company’s common stock, at an exercise price of $0.18 per share, which are exercisable at any time.

The Company recorded a discount to the 10% Convertible Notes of $1,447,308 that represented the discount allocated to the warrants and $3,072,964 that represented the beneficial conversion feature of the notes.  The fair value of the warrants was determined using a Black-Scholes option pricing model.  The discount relating to the warrants on the note was allocated from the gross proceeds and recorded as additional paid-in capital and is being amortized over the term of the Convertible Notes. Should the notes be converted or paid off prior to the repayment terms, the amortization of the warrant discount will be accelerated.  The discount represented by the beneficial conversion feature of the notes was expensed in the quarter ended September 30, 2005.

Note (11)    Related Party Transactions

Accounts Receivable MJD Solutions, Inc

The Company has an account receivable of $ 27,466 from MJD Solutions, Inc. the seller of the Quantum Energy Group, refer to Business Acquisition note.  The receivable reflects the net transactions between the Company and MJD Solutions, Inc. subsequent to the acquisition on September 1, 2005.   MJD Solutions, Inc. is controlled by an employee who joined the Company as of the date of the acquisition and signed employment agreement containing a non compete clause.

Notes Payable

Below are notes payable owed to directors, officers and employees of the Company as of September 30, 2005 and December 31, 2004:

	September 30,	December 31,
	2005	2004

Directors	$3,000	$98,706
Officers and employees	38,569	115,013
Total	41,569	213,719
Less current maturities	(41569)	(123,013)
Total long term note payable, related party	$—	$90,706

Other Related Party Transactions

The Company leases office and laboratory facilities from the Chairman of the Company. Lease payments to the Chairman were $7,500 and $12,000 in the quarters ended September 30, 2005 and 2004, plus utilities and maintenance.  Lease payments were $27,000 and $31,500 in the nine months ended September 30, 2005 and 2004, plus utilities and maintenance.

The Chairman and Chief Executive Officer and Vice President have guaranteed approximately $19,150 of Company credit cards balances used for Company business.

Included in accrued sales commissions as of September 30, 2005 is $46,919 owed the Chairman and Chief Executive Officer under a management services fee agreement dated April 1, 1991 expiring December 31, 2005 calling for a management services/sales incentive fee equal to one-half percent (0.5%) of the company’s gross product revenues less any related product returns, rebates, allowances, freight charges, tariffs and sales taxes, not to exceed $250,000 per annum.

In 2002 the Company granted 1,000,000 shares of restricted common stock for the benefit of its Chairman and Chief Executive Officer. Compensation expense for the grant was based on the market price ($0.15) for the common stock and is being amortized on a straight-line basis over the five year vesting period based on continuous service. The recipient has the right to vote all shares subject to the grant, whether or not the shares have vested. The balance of unearned compensation related to the restricted shares as of September 30, 2005 was $52,500. Compensation expense recognized in the nine months ended September 30, 2005 and 2004 was $22,500, respectively.

Note (12)    Convertible Preferred Stock

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

Note (13)    Common Stock Transactions

Common stock transactions during the nine months ended September 30, 2005 consisted of the following:

		Price Per
	Shares	Share

Shares Issued and Outstanding December 31, 2004	79,834,341

Conversion of Convertible Loans totaling $910,000	10,802,240	$0.17

Warrants exercised	7,384,946	$0.22

Shares sold under Stock Purchase Agreements	5,000,001	$0.24

Shares issued in lieu of payment of cash for interest	1,486,419	$0.25

Stock options exercised	1,380,382	$0.23

Shares issued to purchase Quantum Energy Net Assets	750,000	$0.32
Shares issued as compensation for public relations, business development and for the purchase of RECs	236,416	$0.26
Shares issued during the nine months ended September 30, 2005	27,040,404	$0.21

Shares issued and Outstanding September 30, 2005	106,874,745

In the first quarter 2005 the Company issued and sold to SBI Brightline VIII LLC 740,741 registered shares of common stock at a price of $0.27 per share under a stock purchase agreement signed in April, 2004.  In July, 2005, the Company issued and sold to Camofi Master LDC 4,259,260 registered shares of common stock at a price of $0.24 per share under an amended stock purchase agreement assigned by SBI Brightline VIII LLC.

Note (14)    Warrant Transactions

The Company accounts for warrant transactions issued in conjunction with financings (debt and equity), the purchase of goods or services under the fair value method. The fair value of the warrants issued is calculated using the Black-Scholes pricing model. The relative fair value of detachable warrants issued in conjunction with debt financing, $1,447,308, was recorded as reduction of the face amount of the associated debt as original issue discount.  The relative fair value of detachable warrants issued in conjunction with the issuance of common stock and associated warrants issued as consideration for raising equity, $248,362, was recorded as reduction as a reduction and addition to additional paid in capital.  The relative fair value of warrants issued as consideration for short-term notes and services resulted in non-cash charges of $99,722 and $1,036,391 for the nine months ended September 30, 2005 and 2004, respectively. In the nine months ended September 30, 2005 the Company capitalized $242,802, the relative fair value of warrants issued as consideration for loan origination services. Warrant transactions consisted of the following during the nine months ended September 30, 2005:

	Exercisable
	Warrants	Stock Price

Warrants Outstanding As of December 31, 2004	31,164,631	$0.15 to $0.50

Detachable warrants issued in conjunction with the issuance of $3,600,000 in Notes Payable	9,611,112	$0.18

Warrants issues as compensation for arranging debt and equity financings	2,171,637	0.19

Detachable warrants issued in conjunction with the issuance of $1,222,222 of registered common stock shares	1,500,223	$0.23

Warrants issued as consideration for extensions of short-term loans by a Director and Shareholders	318,363	$0.25

Warrants for services	425,000	$0.35

Exercise of Warrants	(7,384,946)	$0.22

Expiration of Outstanding Warrants	(1,016,654)

	5,624,735
Warrants Outstanding As of September 30 2005	36,789,366	$0.15 to $0.50

Note (15)    Risk and Uncertainties

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

Government Incentives

The competitiveness of our technology and equipment is very much dependent upon governmental rebates and incentives. If these governmental rebates and incentives were to be materially reduced or eliminated our business and revenues could be materially and adversely affected.

The Company markets its products to developing nations. The ability of these customers to order and pay for the Company’s products and services is dependent on a variety of factors including government approval, adequate funding and vigorous testing procedures.

Effective Internal Controls

Effective internal controls are necessary for the Company to provide reliable financial reports. The Company has in the past discovered, and may in the future discover, areas of its internal controls that need improvement. In addition, Section 404 of the Sarbanes-Oxley Act of 2002 requires the Company to evaluate and report on its internal controls over financial reporting and have its independent auditors annually attest to its evaluation, as well as issue their own opinion on the Company’s internal controls over financial reporting, beginning with our Annual Report on Form 10-KSB for the fiscal year ending December 31, 2007.

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

Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm the Company’s operating results or cause the Company to fail to meet its reporting obligations. If the Company or its auditors discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm the Company’s stock price.

Note (16)    Contingencies

The Company is subject to various claims and suits from time to time in the ordinary course of its business. The Company is not aware of any pending or threatened litigation that could have a material adverse effect on the Company’s business, financial condition or results of operations.

Note (17)    Subsequent Events

On November 4, 2005, the Company delivered a Conversion Notice to the agent of the Foreign Credit Unions debt of its intent to exercise its option to convert the remaining $300,000 of the 18% debt maturing July, 2006 into 1,000,000 shares of common stock of the Company.  The conversion price was $0.30 the highest allowed under the terms of the debt thereby avoiding the issuance of 2,000,000 shares.  In addition, on November 14, 2005 the Company received a Conversion Notice from a Fund converting $92,178 ($125,000 face amount) of a 10% convertible note maturing August, 2008 into 694,444 shares of common stock of the Company.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATIONS

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

OVERVIEW

WorldWater & Power Corp. is an international solar engineering and water management company with unique, high-powered solar technology providing solutions to water supply and energy problems worldwide. Through research and development, the Company created proprietary solar technology capable of operating pumps and motors up to 600 horsepower used in irrigation, water utility pumping systems and refrigeration. This increased power capability, coupled with growing energy shortages in the United States, has opened domestic market opportunities that have now become the principal focus of its business. The Company has focused its efforts on aggressively marketing this proprietary solar technology domestically in conjunction with its on-going international efforts. In the U.S., this includes public and private commercial markets, particularly in California, New Jersey and other states which offer incentives for renewable energy sources. The Company continues to seek opportunities throughout the world, including Asia, the Philippines where it maintains a subsidiary, the Middle East (primarily Iraq), and Africa.

As of September 30, 2005, the Company has fifteen signed contracts subject to delivery of solar-driven irrigation, pumping and energy systems, totaling approximately $13.8 million of which two contracts totaling $2.1 million have achieved notices to proceed and were in construction as of September 2005.  The Company recognized $.8 million in equipment sales revenue in the nine months ended September 30, 2005.  Notices to proceed for the remaining contracts are dependent on a combination of regulatory permitting, customer arrangement of financing, and/or the timing of solar module availability.  During 2004, the Company had two major sales orders resulting in $5,614,362 in net revenues. Beginning in the second half of 2004 the Company strengthened its sales and marketing organization with the addition of new hires focused on expanding its domestic sales channels to take advantage of the recent state governmental initiatives in various states aimed at accelerating the adoption of solar power for commercial and residential applications. In the third quarter of 2005, the Company acquired the assets and employed the personnel of the Quantum Energy Group to improve and expand its project construction and implementation capabilities.  In the fourth quarter of 2004, the Company formed an alliance with The Sandi Group to pursue opportunities in the reconstruction required in Iraq and formed an alliance with the Xinhua Financial Network Limited to explore introduction of its products in the Peoples Republic of China.

The cash raised through issuance of convertible debt, private equity sales, exercise of warrants and options and the collection of accounts receivable net of payables associated with equipment sales provided the Company with the working capital resources to meet its operating activities in the nine months ended September 30, 2005.  See “Liquidity and Capital Resources.”  If future operating results do not generate adequate operating cash flow, the Company does not know whether it will be able to raise additional financing or financing on terms favorable to it. If adequate funds are not available or are not available on acceptable terms, the Company’s ability to fund current operations or otherwise respond to competitive pressures will be significantly limited.

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

ACCOUNTING FOR INCOME TAXES

The Company is required to estimate its income taxes in each of the jurisdictions in which it operates as part of its consolidated financial statements. This involves estimating the actual current tax in addition to assessing temporary differences resulting from differing treatments for tax and financial accounting purposes. These differences together with net operating loss carryforwards and tax credits may be recorded as deferred tax assets or liabilities on the balance sheet. A judgment must then be made of the likelihood that any deferred tax assets will be recovered from future taxable income. To the extent that the Company determines that it is more likely than not that deferred tax assets will not be utilized, a valuation allowance is established. Taxable income in future periods significantly different from that projected may cause adjustments to the valuation allowance that could materially increase or decrease future income tax expense. As of September 30, 2005 and December 31, 2004 an allowance equal to 100% of the deferred tax asset was recorded.

RESULTS OF OPERATIONS

Equipment Sales.  As of September30, 2005, the Company has fifteen signed contracts to deliver solar driven irrigation, pumping and energy systems totaling approximately $13.8 million of which two projects totaling $2.1 million were under construction as of September 30, 2005 and $.8 million in revenues associated with these contracts had been recognized through September 30, 2005.  During the first nine months of 2004 the Company had sales of solar energy equipment to a constructor of a 1,132,200 kW(dc) solar energy system for a community college. For the nine months ended September 30, 2005 and 2004, equipment sales represented 96% and 95% of total revenues, respectively.  Under an equipment sales contract for a 42.7 kW(dc) solar-driven pumping and energy system under construction, the Company has guaranteed the price of certain Renewable Energy Certificates (RECs) to be generated by the installation during the first seven years of operation. Based on current market indications, the Company estimates its guarantee obligation could result in a loss of $59,290 which is tied to the future market and trading value of RECs traded in California. Without the knowledge of the future value of these RECs, the Company recorded the estimated loss, $59,290 as a reduction of equipment sales revenue in the nine months ended in the third quarter of 2005. Adjustments to the estimated guarantee obligation will be recognized as an adjustment of revenue over the seven year term of the guarantee obligation.

The Company recorded immaterial international equipment sales revenue in the nine months ended September 30, 2005 and 2004, respectively. The Company’s capabilities and technology are being reviewed by various relief organizations including USTDA, USAID, the United Nations and CARE to determine its role in the relief efforts going on in South East Asia as a result of the December 26, 2004 tsunami.  Additionally, the Company was awarded a grant by U.S. Trade and Development Agency (USTDA) which may result in future international grant revenues, see below.

Grant Revenue.  Grant revenue consists of revenues from state and federal governmental agencies used to fund the Company’s ongoing research, development and testing of new products and technologies. The Company recognizes research as services are rendered. In the fourth quarter of 2003, the Company was awarded a grant in the amount of $300,235 in which work commenced in 2004 and will extend through 2005. In the third quarter of 2004, the Company was awarded a grant in the amount of $40,000 which will also extend through 2005.

The U.S. Trade and Development Agency (USTDA) awarded $360,000 in grant funds to WorldWater & Power Corp., to support a pilot project for water supply in Sri Lanka at the end of September 2005. The project is designed to assess solar technology methods to provide safe, sustainable water supplies to people in six villages near the tsunami-ravaged southern coast of Sri Lanka.  The funding of the grant and associated work will commence in the fourth quarter of 2005 and run through the first half of 2006.

Cost of Equipment Sales.  Cost of equipment sales consists primarily of third party construction and installation expense, materials and supplies required for construction and component equipment including the solar panels, solar array, inverters, variable speed drives and meters. In addition, commissions earned and warranty expense is included in the cost of equipment sales.

Cost of Grant Revenue.  Cost of grant revenue consists primarily of third party subcontracted costs incurred for consulting expenses and prototype costs. The Company expenses internal research engineering and development costs as incurred, (see Research and Development expense below).

Marketing, general and administrative expenses.  Marketing, general and administrative expenses consist of salaries and related personnel costs, travel, professional fees, including legal and accounting, debt sourcing fees and commissions, rent, insurance, and other sales and marketing expenses. The Company increased the personnel directly involved in the marketing and sales of its installation during the second half of 2004 and in September 2005 added additional engineering and construction personnel as a result of the Quantum Energy Group acquisition.

The Company historically has financed its operations through a combination of convertible debt, convertible preferred stock, and equity. To date on-going operations have been a net user of capital and are expected to continue to be a net user of capital through 2005. The result of having to rely on outside sources of capital for financing has been costly for the Company. Debt sourcing fees and commissions are expected to continue to be incurred until the Company’s revenue from equipment sales grows to a level where gross profit can cover operating expenses.

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

COMPARISON OF QUARTER ENDED AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

Revenues.   In the quarter ended September 30, 2005 and 2004, the Company had equipment sales of $609,791 and no revenue, respectively, an increase of $609,791.  The Company had equipment sales of $810,497 and $4,000,000, for the nine months ended September 30, 2005 and 2004, respectively, a decrease of $3,189,503, or 80%.  In 2005 the Company was operating under terms of two contracts totaling $2.1 million whereas in 2004 the Company had completed one contract totaling $4 million and was constructing a second totaling $2.0 million.

Under an equipment sales contract for a 42.7 kW(dc) solar-driven pumping and energy system in construction, the Company has guaranteed the price of certain Renewable Energy Certificates (RECs) to be generated by the installation during the first seven years of operation. Based on current market indications the Company estimates its guarantee obligation could result in a loss of $59,290 which is tied to the future market and trading value of RECs traded in California. Without the knowledge of the future value of these RECs, the Company has recorded the estimated loss, $59,290 in the first quarter of 2005. Adjustments to the estimated guarantee obligation will be recognized as an adjustment of revenue over the seven year term of the guarantee obligation

The Company had no grant revenue for the quarter ended September 30, 2005 and $61,040 in the quarter ended September 30, 2004, respectively, a decrease of $61,040. The Company had grant revenues of $32,900 and $217,514, a decrease of $184,614, or 85% for the nine months ended September 30, 2005 and 2004, respectively. The decrease in grant revenue recognized was attributable to the Company completing all but the final task of its research grant from the Board of Public Utilities of the State of New Jersey.  The final task will be completed when an adequate solar site can be secured to complete testing and as deferred funding, $34,453, is received associated with this final task.

Cost of Goods Sold.   Cost of equipment sales for the quarter ended September 30, 2005 and 2004 was $828,238 and $241,313, respectively, an increase of $586,825 or a 243% increase. Included in Cost of Goods Sold is an estimated loss of $349,410 attributable to construction in progress.  Cost of equipment sales for the nine months ended September 30, 2005 and 2004 was $1,223,704 and $4,003,397, respectively, a decrease of $2,779,693 or a 69% decrease.  Included in Cost of Goods Sold is an estimated loss of $349,410 attributable to construction in progress.  The decrease between 2005 and 2004 is attributable to the cost of equipment (panels and associated solar equipment components) supplied to the contractor of a 1,132.2 kW(dc) solar energy system constructed at a community college in California.

Gross Profit (Loss).   On equipment sales, in the quarters ended September 30, 2005 and 2004, the Company had a gross loss of $218,347 and $241,313 respectively, a decrease of $22,966, or a 9.5% decrease.  In the nine months ended September 30, 2005 and 2004, the Company had a gross loss of $413,207 (including loss on REC’s of $59,290) compared to a gross loss of $3,397, respectively, a decrease of $409,810. The Company’s decline in gross profit is attributable to: (a) in 2004 the Company acted as a supplier of panels and associated solar equipment components for a 1,400 kW(dc) watts solar energy system constructed by a third party contractor with a margin and was not replaced in 2005 with new equipment sales, (b) in 2005 the Company estimates its cost to complete on construction in progress will exceed the contract prices by $349,410 and (c) the Company has recorded a contingent guarantee liability of $59,290 associated with the Company’s guarantee of the future value of Renewable Energy Certificates (RECs) associated with one of its current projects in construction.

The Company had no gross profit in the quarter ended September 30, 2005 and in the quarter ended September 30, 2004, had a gross loss of $ 9,316.  In the nine months ended September 30, 2005 and 2004, the Company had a gross profit of $32,900 and a gross loss of $13,471, respectively.

Marketing, General and Administrative.   Marketing, general and administrative expenses (including debt sourcing fees and commissions) for the quarter ended September 30, 2005 were $1,135,930, a decrease of $474,230 or 29% from $1,610,160 for the same period in 2004.  In the nine months ended September 30, 2005 marketing, general and administrative expenses were $3,065,594, a decrease of $1,008,815 or 25% from $4,074,409 in 2004.  The decrease for the quarter and nine months ended September 30, 2005 compared to the respective periods in 2004 is primarily attributable to a decrease in fees and commissions paid to raise capital in the quarter and nine months of $783,875 and $1,621,316, respectively. In the quarter ended September 30, 2005, the Company capitalized $698,391 (including the relative fair value of warrants issued of $242,802) as loan origination cost to be amortized over the life of the capital raised.   The decrease in capital sourcing fees and commissions during the quarter and nine months ended September 2005 compared to September 2004 reflects a decrease in fees incurred and the short-term repayment period of the capital raised in 2004 compared to 2005, resulting in fees and commissions being expensed in 2004 as compared to $698,391 being capitalized in 2005.

In the quarter and nine months ended September 30, 2005, marketing and general administrative expenses increased $309,645 and $612,501, respectively. The increase is primarily attributable to increased personnel cost and associated costs incurred to support the Company’s expanded domestic sales and marketing efforts. In addition beginning in the month of September, 2005 the addition of engineering and construction personnel as a result of the Quantum Energy Group acquisition.  The increase in the Company’s marketing and general administration cost for the nine months ended in September 2005 is reflected in the material increase in the Company’s backlog of contracts both in number and gross amount. As of September 30, 2005 the Company had a backlog of fifteen contracts totaling $13.8 million. As of September 30, 2004 the Company’s contract backlog was limited to 1 contract totaling $2.0 million.

   The Company will continue to incur substantial fees and commissions, including investor relations fees, raising capital to fund its working capital requirements until equipment sales and the associated gross profits reach a level to cover operating expenses.

Research and Development.   Research and development expenses in the quarter ended September 30, 2005 were $39,493, a decrease of $21,084 or 35% from $60,577 in the same period in 2004.  In the nine months ended September 30, 2005 research and development expenses were $115,508, a increase of $39,659 or 26% from $155,167 in 2004.  The decrease in research and development expenses during the quarter ended and nine months ended September 2005 compared to September 2004 reflects the Company’s increased allocation of resources during the respective period to support construction project implementation, however, the Company has continued to develop its intellectual property as evidence by the filing of three patent applications in the nine months ended September 30, 2005.

Loss from Operations.   In the quarters ended September 30, 2005 and 2004 the Company incurred a loss from operations of $1,393,770, a decrease of $527,596 or 27% from $1,921,366 in the same period in 2004. In the nine months ended September 30, 2005 the loss from operations was $3,561,409, a decrease of $685,035 or 16% from $4,246,444 in 2004. The decrease in the loss for the quarter and nine months ended September 30, 2005 is primarily attributable to an increase in the Company’s gross loss offset by a net decrease in operating expenses as described above.

Beneficial Conversion Interest.  This expense is a non-cash charge incurred as a result of the market price of the Company’s common stock on the date of issuance of convertible notes being higher than the conversion price of the convertible notes being issued.  In the quarter ended September 30, 2005 the Company incurred $3,072,964 of beneficial interest associated with the issuing of $3,600,000 (face value debt) convertible notes.  In the quarter ended September 30, 2004 the Company did not issue convertible notes and therefore did incur beneficial interest.  In the nine months ended September 30, 2005 and 2004 the Company incurred beneficial interest of $3,072,964 and $427,167, respectively.  The increase is attributable to an increase in the amount of convertible debt issued in 2005 of $2,687,450 over the amount raised in 2004 and variance in the market price of the Company’s common stock on the various issuance date in the two years.

Interest Expense.   Interest expense was $347,226 in the quarter ended September 30, 2005 an increase of $14,001 or 4% from $333,225 in the same period in 2004. In the nine months ended September 30, 2005 interest expense was $914,511, a decrease of $246,412 or 21% from $1,160,923 in 2004. The increase in interest expense for the quarter ended September 30, 2005 compared to the quarter ended September 30, 2004 is attributable to an increase in the average debt outstanding offset by a decrease in the average interest rate of debt outstanding.  The decrease in interest expense for the nine months ended September 30, 2005 compared to same period in 2004 is attributable to a decrease in the average debt outstanding and a decrease in the average interest rate.

Income Taxes.   The Company recognized no income tax (benefit) in the quarters ended September 30, 2005 and 2004.

Net Loss Applicable to Common Shareholders.   The net loss of $4,807,977 for the quarter ended September 30, 2005 is primarily attributable to the recognition of $3,072,964 in beneficial conversion interest (see above), a non-cash charge in the quarter.  Excluding the beneficial interest expense from the loss the Company’s adjusted loss for the quarter would have been $1,735,013 compared to a net loss of $2,262,016 in the same period of 2004, a loss decrease of $527,003.  Similarly, excluding the beneficial conversion interest included in the operating results for the nine months ended September 30, 2005 and 2004, the Company’s adjusted loss for the respective periods would have been $4,468,280 and $ 5,434,042, respectively, a loss decrease of $965,762.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2005, WorldWater & Power Corp. (the “Company”), formerly WorldWater Corp., had a Stockholders’ deficiency of $1,762,285 and a net loss of $7,541,244 (net of a non-cash charge of $3,072,964 for beneficial conversion interest associated with the issuance of convertible notes, see below) for the nine months ended September 30, 2005.

In the nine months ended September 30, 2005, the Company has raised $6,311,677 through: a) the issuance of debt $3,780,000 and b) proceeds of $2,531,677 from the sale of stock, including the exercise of warrants and stock options. As of September 30, 2005, $1,000,000 of the funds raised is restricted in use until certain milestones are met, (referred to the Restricted Cash and Restricted Cash Equivalent note).  The Company expects to achieve these milestones within the next 90 days. Through the nine months ended September 30, 2005, the Company has reduced debt by $2,660,402 through a) payments of $855,402 and b) the conversion of $1,805,000 of notes into common stock of the Company.

On November 4, 2005, the Company delivered a Conversion Notice to the agent of the Foreign Credit Unions debt of its intent to exercise its option to convert the remaining $300,000 of the 18% debt maturing July, 2006 into 1,000,000 shares of common stock of the Company. On November 14, 2005 the Company received a Conversion Notice from a Fund converting $92,178 ($125,000 face amount) of a 10% convertible notes maturing August, 2008 into 694,444 shares of common stock of the Company.

The Company completed a re-capitalization in the month of July 2005 to address on-going liquidity requirements.  Below is a description of the various parts of the completed re-capitalization.

Camofi Master LDC Securities Purchase Agreement

In July, 2005, the Company entered into a Securities Purchase Agreement with Camofi Master LDC (Camofi). Under the terms of the agreement, Camofi acquired:

• 4,259,260 common shares of the Company at $0.24 per share resulting in net proceeds of $1,022,222.

• A $3,250,000 principal amount 10% Convertible Note Due July 21, 2008 for a purchase price of $3,000,000, which is convertible into 18,055,556 shares of the Company’s common stock;

• Warrants to purchase an aggregate of 9,027,778 shares of common stock of the Company at an exercise price of $.18 per share; and

• Warrants to purchase an aggregate of 1,277,778 shares of common stock of the Company at an exercise price of $.22 per share.

Of the $3,000,000 purchase price of the Note described above, $2,000,000 has been made available to the Company as of September 30, 2005, and the balance, $1,000,000, is being held in escrow by a commercial bank pending until the Company has executed contracts for products and services in the aggregate amount of $5,000,000 subsequent to May 31, 2005.

The notes are convertible into the Company’s common stock at a price equal to the lesser of (i) the volume-weighted average stock price for the 10 trading days prior to conversion, and (ii) $0.18 per share; provided that the conversion price shall not exceed the closing price on the day prior to conversion. The note bears interest at a rate of 10% per annum payable monthly and is due and payable three years after the date of purchase with monthly amortization commencing November 2006. Interest is payable in cash, or in shares of the Company’s common stock subject to certain conditions. The Company’s obligations under the note are secured by a first lien security interest on the Company’s assets.

Issuance of $350,000 - 10% Convertible Note Due August 15, 2008

In July, 2005, the Company issued 10% Convertible Notes Due August 15, 2008 notes totaling $350,000 to The Water Fund, LP ($250,000) and a private investor ($100,000) which are convertible into 1,944,444 shares of the Company’s common stock. The notes bear interest at a rate of 10% per annum payable semi-annually in cash or stock at the Company’s option.  In conjunction with the issuance of the notes warrants to purchase an aggregate of 583,333 shares of common stock at an exercise price of $.22 per share were sold.

On November 14, 2005 the Company received a Conversion Notice from a Fund converting $92,178 ($125,000 face amount) of the 10% debt maturing August, 2008 into 694,444 shares of common stock of the Company.

Hong Kong League Central Credit Union and HIT Credit Union Line of Credit

In April 2004, the Company obtained term loans from HIT Credit Union and Hong Kong League Central Credit Union (the “Lenders”) in the aggregate original principal amount of $800,000. The term loans subsequently were amended to a revolving line of credit in the aggregate maximum principal amount of $1,000,000. As a condition to obtaining an extension in the maturity date from October 31, 2005 to July 31, 2006, in July, 2005, the Company paid down $400,000 in principal resulting in $600,000 of principal remaining outstanding and agreed to increase the annual interest rate to 18% from 15%. The Company has the option to convert the principal amount of the loan, and all accrued and unpaid interest may be repaid in shares of our common stock, provided such shares are registered under the Securities Act of 1933, as amended. The conversion price at which common stock is issuable to the Lenders is the average closing price of our common stock for the 10 trading days immediately preceding the date of the notice of conversion, less a thirty percent (30%) discount; provided, that in no event will the conversion price be greater than $0.30 or less than $0.10 per share.

In addition, September 2005 the Company exercised its option to convert $300,000 of the term loan in to 1,000,000 shares of the Company’s stock. As described above, on November 4, 2005 the Company exercised its option to convert the remaining $300,000 of the term loan into an additional 1,000,000 shares of the Company’s common stock.

Warrant Exercises

In conjunction with the above transactions, the Company offered to warrant holders having warrants with exercise prices higher than $0.18 per share the opportunity to exercise at $0.18 per share.  Warrants for 3,208,271 shares of common stock were exercised resulting in proceeds of $577,489.

Conversion of Convertible Debt

In association with these transactions, $395,000 face amount of convertible debt was converted into 2,633,333 shares of common stock of the Company in accordance with the terms of the convertible debt notes.

Extension of Maturity

Note Holders of $200,000 face amount of convertible debt outstanding as of June 30, 2005 agreed to extend the maturity of their respective notes from 2006 to August 12, 2008 in conjunction with the Company’s recapitalization efforts.

The consolidated financials include herein are presented on the basis that the Company will continue as a going-concern. The going-concern concept contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company’s stockholders’ deficiency raises substantial doubt about the Company’s ability to continue as a going-concern. The Company has historically financed operations and met capital expenditures requirements primarily through sales of capital stock and, to a lesser extent, research revenues and solar system equipment sales. Management continues to raise capital through the sale of common stock and additional borrowings. In addition, management is continuing to market company products domestically and internationally. However, there can be no assurances that the Company will be successful in these efforts. The consolidated financial statements do not include any adjustments that might result from the outcome of this going-concern uncertainty.

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

Cash Used in Operating Activities.  The Company used $2,563,242 in its operating activities in the nine months ended September 30, 2005, a decrease of $1,399,168 or 36 % from $3,926,410 used in the same period in 2004. After adjustments to reconcile net loss to net cash used in operating activities, the reduction in cash used in operating activities is principally attributable to collection of the working capital invested in equipment sales recorded in the fourth quarter of 2004.

Cash Used in Investing Activities. The cash used in investing activities in the nine months ended September 30 2005 was $11,703, a decrease of $9,873 or 46% from $21,576.  In both 2005 and 2004, the Company made limited investments in computers office furniture and fixtures and vehicles.

Cash Provided By Financing Activities.  The Company financed its operations in the nine months ended September 30, 2005 and through: a) the issuance of common stock as the result of stock sales, exercise of options and warrants; b) the issuance of convertible debt and c) short-term bridge loans. In the same period in 2004, the Company financed its operations through the issuance of convertible debentures and the issuance of common stock as the result of restricted stock sales and exercise of options and warrants and short-term bridge loans. As of September 30, 2005 the Company has restricted funds of $1,000,000 reducing the cash provided by financing activities. The cash provided by financing activities in the nine months ended September 30, 2005 was $4,037,443 a decrease of $82,461 or 2%, from $4,119,904 for the same period in 2004.

The Company currently does not have any special purpose entities or off-balance sheet financing arrangements.

INCOME TAXES

As of December 31, 2004, the Company had federal and state net operating loss carryforwards totaling approximately $20,991,800 and $1,934,000, respectively, available to reduce future taxable income and tax liabilities which expire at various dates between 2005 and 2024. In addition, as of December 31, 2004, the Company had federal and state research and development tax credit carryforwards of approximately $180,600 and $20,000, respectively, available to reduce future tax liabilities which expire at various dates between 2009 and 2024. Under provisions of the Internal Revenue Code, substantial changes in the Company ownership may limit the amount of net operating loss carryforwards and research and development credit carryforwards, which can be used annually to offset future taxable income and tax liabilities. Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Management has considered the Company’s history of losses and, in accordance with the applicable accounting standards, has fully reserved the deferred tax asset as of September 30, 2005 and December 31, 2004.

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

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Statement is effective beginning in fiscal years after September 15, 2005 and is not anticipated to have a material impact on the Company.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The compensation cost will be measured based on the fair value of the equity or liability instruments issued. The Statement is effective as of the beginning of the first annual period beginning after December 15, 2005 for public entities that file as small business issuers, such as the Company.  The Company has not completed the calculations of the impact of applying SFAS 123.

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

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2005. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are generally effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports filed under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Such evaluation did not identify any change in the nine months ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, but there are two areas of material weakness of concern.

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

The Company believes, as stated above, that the limited number of projects completed in the year ended 2004, two, and the recruitment of its CFO in 2004, the Company’s disclosure controls and procedures are generally effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports filed under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. The Company agrees with its independent auditors that its system of internal control and reporting controls should be improved in line with expected continued growth in commercial operations and has taken the following implementation steps to improve its accounting functions. The impact of the above conditions were relevant to the fiscal year ended December 31, 2004 and did not affect the results of this period and the nine months ended September 30, 2005.

Mitigation Steps Being Implemented By The Company

To address the issue of limited resources in the accounting function, the Company has retained external accounting professional consultants with a depth of accounting, auditing and public company reporting expertise to augment the Company’s existing resources in the preparation of the required periodic financial reports of the Company with a primary emphasis on developing an effective quarterly and annual review closing procedures, including researching and selecting the appropriate accounting for and disclosure of significant non-routine complex transactions and hired a full time Controller in September, 2005.

In January 2005 the Company upgraded the version of accounting software.  The software has controls built-in to mitigate internal control risk which the Company began using upon completion of the audit of its 2004 annual financial statements.

b)  Changes in internal controls.

There has been no significant change in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.  There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

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

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the first quarter of 2005, 513,313 shares were issued in lieu of the payment of interest on outstanding convertible notes at prices ranging between $0.19 and $0.34 per share.

In the first quarter of 2005, the Company issued 49,000 shares of common stock at prices ranging between $0.29 and $0.30 per share in consideration for public relations and business development services performed by consultants.

Also in the first quarter of 2005, 781,667 warrants (excluding 76,083 registered warrants) were exercised at a price of $0.20 per share.  The underlying shares issued were included in the Company’s registration which became effective April 22, 2005.

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

In the third quarter of 2005, 750,000 shares of common stock were issued at $0.32 to acquire the net assets of Quantum Energy Group and 213,355 shares of common stock were issued as the result of exercise of warrants of which the re sale of shares issued had not been registered when issued.  Of the shares issued as a result of exercise of warrants, 213,132 were in the Company’s registration which became effective November 3, 2005.

In addition in the third quarter of 2005, 72,215 shares of common stock were issued at an average price of $0.27 per share for investor relations services.

Also in the third quarter of 2005, 361,806 shares of common stock were issued at an average price of $0.25 per share in lieu of the payment of interest on convertible notes and short-term bridge notes.

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

WorldWater & Power Corp. (Registrant)

By:	/s/ QUENTIN T. KELLY	Date:	November 18, 2005
Quentin T. Kelly, Chairman/CEO

By:	/s/ JAMES S. BROWN		November 18, 2005
James S. Brown Executive Vice President/Chief Operating & Financial Officer