Form 10KSB
period 2005-12-31
WORLDWATER & POWER CORP
filed 2006-04-14
CIK 811271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common Stock, $0.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

The issuer’s revenues for its most recent fiscal year was $2,031,480.

On March 31, 2006 the aggregate market value of the voting stock held by non-affiliates of the  registrant was approximately $59,024,000.

As of March 31, 2006 the Registrant had outstanding 132,107,949 shares of Common Stock and 611,111 shares of Preferred Stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one) Yes  ☐  No  ☒

TABLE OF CONTENTS

PART I.		3
ITEM 1. DESCRIPTION OF BUSINESS		3
a)	Overview	3
b)	Major Customers By Geographic Location	4
c)	Implementation Strategy	6
d)	Products and Services	6
e)	Marketing	7
f)	Research and Development	8
g)	Intellectual Property	8
h)	Source And Availability of Components	9
i)	Competitive Conditions Affecting the Company	9
j)	Subsidiaries	9
k)	Government Regulations	9
l)	Employees	9
m)	Risks and Uncertainties	10
ITEM 2. DESCRIPTION OF PROPERTIES		12
ITEM 3. LEGAL PROCEEDINGS		12
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS		12
PART II.		13
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS		13
a)	Price Range of Common Stock	13
b)	Holders of Common Stock	13
c)	Dividends	13
d)	Recent Sales of Unregistered Securities	13
e)	Preferred Stock	13
ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATION		14
OVERVIEW		14
CRITICAL ACCOUNTING POLICIES AND ESTIMATES		15
REVENUE RECOGNITION		15
ALLOWANCE FOR DOUBTFUL ACCOUNTS		16
ACCOUNTING FOR INCOME TAXES		16
SELECTED FINANCIAL DATA		16
RESULTS OF OPERATIONS		17
COMPARISON OF YEARS ENDED DECEMBER 31, 2005 AND 2004		18
HISTORICAL CASH FLOW ANALYSIS		20
LIQUIDITY AND CAPITAL RESOURCES		21
COMMITMENTS AND GUARANTEES		22
INCOME TAXES		22
RECENT ACCOUNTING PRONOUNCEMENTS		22
ITEM 7. FINANCIAL STATEMENTS		24
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE		48
ITEM 8A. CONTROLS AND PROCEDURES		48
PART III.		49
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT		49
ITEM 10. EXECUTIVE COMPENSATION		51
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS		53
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS		54
ITEM 13. EXHIBITS		55
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES		57

PART I.

ITEM 1.                DESCRIPTION OF BUSINESS

a)   OVERVIEW

WorldWater & Power Corp. (“WorldWater/Company”) is an international solar engineering and project management company with unique, high-powered solar electric technology and expertise, providing alternative energy solutions to a wide variety of customers in both domestic and international markets. Until 2002, WorldWater’s business was focused exclusively on providing developing countries with water and power solutions. Since then, following power advances in its technology, the Company has placed increasing emphasis on domestic markets, principally in California, New Jersey, and their surrounding states, and is addressing the needs of residential, commercial and industrial customers, in both the public and private sectors. The Company will continue to selectively submit proposals to various foreign governments in need of solving critical water supply and energy problems using the Company’s proprietary solar technology.

With significantly rising energy prices and related shortages, along with significant state and federal incentives, and utility company rebate programs, domestic markets have emerged as the Company’s highest priority. WorldWater is uniquely positioned to deliver a wide range of product and service offerings, from solar-powered equipment and installations, both fixed and mobile, to large-scale, turnkey solar energy and water system solutions, specializing in variable frequency drive (VFD) applications that deliver high customer value. The foundation and enabler for these offerings is WorldWater’s substantial technical expertise and proprietary solar technology, including its AquaMax™ System, AquaDrive™ Controller, AquaMeter™ Water Meter, and soon to be introduced MobileMaxPure™.

The Company’s patented AquaMax™ solar electric system, capable of operating pumps and motors up to 600 hp for irrigation, refrigeration and cooling, and water utilities, make it a breakthrough product delivering mainstream pumping capacity powered by solar technology. The AquaMax™ System has an electronic board that reads and translates the output of direct current (DC) from solar panels, converting the flow into alternating current (AC) for delivery to the electric grid, water pumps or any 3-phase AC motor. These hybrid solar irrigation pumps are able to operate on solar alone or in combination with the electric grid or diesel generators. Among the unique advantages of the Company’s proprietary solar technology is that, in the event of a grid outage, load can be seamlessly and automatically transferred to the solar electric system for continued operation without interruption and without operator intervention.

WorldWater’s proprietary technology permits the use of high power (up to 600 hp) AC motors and pumps, an option previously unavailable from solar power. AC pumps are widely available in countries throughout the world, allowing replacement pumps and parts to be supplied on a local basis. Other forms of solar-powered photovoltaic (PV) pumping systems currently available use less reliable and less durable DC pumps or custom AC pumps, which are more costly and not commonly in use.

By employing the hybrid AquaMax™ irrigation system, which can operate motors up to 600 horsepower by sunshine alone or in combination with the existing electric grid or diesel, a farmer can irrigate at little or no additional cost over what is paid currently for irrigation powered by grid electricity. There is limited ongoing maintenance cost associated with the sun power source used to drive the irrigation equipment.

When a farmer is not irrigating, the sun is developing electricity through WorldWater’s system, and the power is returned to the electric utility for credit, a form of storage for later use, or for direct utility bill credit (depending upon the state). This process is called net metering and is already in operation in New Jersey and California as well as 38 other states. By automatically switching between solar and other power sources, the AquaMax™ enables a farmer to protect against a loss of irrigation ability during daylight power shortages or blackouts. The functionality of this technology goes far beyond the agricultural applications and is extremely well-suited for a wide range of industrial and commercial uses.

WorldWater’s continuing commitment to its technology and innovation is demonstrated in the development of the MobileMaxPure™, a self-contained, trailer-mounted solar-powered system designed to pump and purify water for both drinking and food preparation. This system, which will be introduced in the second quarter of 2006, has the ability to draw surface water from contaminated city resources, lakes, streams, canals, ponds, rivers, wells or other sources and turn it into clean, drinkable water for thousands of people per day. A predecessor of Mobile MaxPure was and is still being used in the recovery efforts in Waveland, MS in the U.S. Gulf Coast in the wake of Hurricane Katrina.

The Company was incorporated in the state of Nevada on April 3, 1985 under the name of Golden Beverage Company. In April 1997, the Company entered into a reverse merger transaction with WorldWater, Inc., a Delaware corporation formed in January 1984. Since the merger transaction, the Company, operating under the name of WorldWater Corp., has been engaged exclusively in the solar/water power industry. In June of 2000, the Company shareholders voted to change the state of incorporation from Nevada to Delaware. In June 2005, the Company shareholders voted to change the name to WorldWater & Power Corp. from WorldWater Corp. The Company stock is publicly traded on the NASDAQ OTC Bulletin Board under the symbol WWAT.OB.

The Company has its corporate headquarters and research facilities located at 55 Route 31 South in Pennington, New Jersey 08534. WorldWater conducts research and designs, develops and markets proprietary technology relating to solar energy and water engineering, including solar power projects and international water management consulting, at this location.

b)   MAJOR CUSTOMERS BY GEOGRAPHIC LOCATION

CALIFORNIA

The Company entered the California agriculture market in 2002 with the implementation of a 50 hp irrigation pumping system for a cotton farm in the San Joaquin Valley. In 2003, WorldWater installed its first solar refrigeration system at a food processing facility near Bakersfield, CA. In the first half of 2004, WorldWater supplied a one megawatt (MW) solar electric system at Cerro Coso Community College, Ridgecrest, CA, the largest PV installation on a U.S. community college campus. In December 2004, WorldWater completed the installation of a major solar irrigation pumping system at a citrus ranch in San Diego County, CA, which powers a 200 hp irrigation pump.

Consistent with the Company’s focus on domestic projects, and specifically in California, and surrounding states, WorldWater, in September 2005, through its wholly-owned subsidiary, WorldWater Holdings Inc., acquired the assets of MJD Solutions, Inc., a Nevada Corporation, doing business as Quantum Energy Group (Quantum). Quantum, based in Applegate, California, is a solar energy, construction and project management company, and will assist in the sales, design and installation of residential, commercial, and institutional solar projects.

During 2005, the Company completed three residential projects with aggregate revenue of $105,000, and completed one consulting services project with revenue of $133,000. In addition, the Company had one commercial project in progress as of December 31, 2005, with recognized revenue in 2005 of $199,000. This project is a 45 kW net-metering photovoltaic system being installed for a municipal water authority.

Three other projects, with aggregate contract value of $2,110,000, were awarded in 2005, but had no recognized revenue in 2005. These projects include: a 44 kW installation of a solar electric generation and distribution system, and the design, installation, and commissioning of two net-metering photovoltaic systems; one at 229 kW and one at 44 kW. These projects were started in the first quarter of 2006, and are expected to be completed in 2006.

The Company has an additional contract that was signed in the first quarter of 2006, was started in the second quarter of 2006, and will be completed during 2006. This $676,000 contract is for the design and installation of a 96 kW roof-mounted, net-metering photovoltaic system for a large car wash.

Finally, the Company has two projects that were awarded in 2005, but have not commenced, subject to securing the appropriate building permits and project financing. These projects have an aggregate contract value of approximately $9,500,000.

NEW JERSEY

The Company entered the New Jersey agricultural market in 2003 with the completion of a 24 kW solar electrical system at Flatbrook Farm, an organic meat and poultry farm in Montague, NJ. The New Jersey Board of Public Utilities (BPU) has authorized a comprehensive range of incentives which took effect in January 2004 and which will support more than $600 million worth of new PV installations in the state over the next five years. The Company has made New Jersey a target state for the commercial and residential markets.

During 2005, the Company completed four residential projects with aggregate revenue of $159,000. In 2005, the Company was awarded a major residential project to install a solar electric generation and distribution system with contract value of $223,000. This project had not been started, and is pending receipt of approved rebate application.

One commercial project, with recognized revenue of $1,057,000 in 2005, was in progress as of December 31, 2005. This project is a 500 kW solar energy system at a municipal wastewater treatment plant, where the Company, via a Joint Venture with Conti Corp, is supplying solar-related equipment, engineering and design services, and installation.

In addition, one commercial project, with a contract value of $180,000 was awarded in 2005, but was not started until the first quarter of 2006. This project is for the design and supply of photovoltaic components for a 26 kW roof-mounted, net metering system. All projects in progress as of December 31, 2005 are expected to be completed in 2006.

Finally, as of March 31, 2006, the Company has two contracts that were awarded, but have not started. The start of these projects is subject to securing the appropriate building permits and project financing. These projects have an aggregate contract value of approximately $2,800,000.

DELAWARE

The Company has one project in progress as of December 31, 2005. This contract is with a large publicly-traded chemical company, and covers the design and installation of a solar electric power generation system for its photovoltaic solutions technical laboratory. The project has a contract value of $363,000, of which $234,000 was recognized in 2005. The 40 kW installation will serve as a photovoltaic demonstration unit for this customer. Construction commenced 2005 and field construction of the system was completed in the first quarter of 2006. This demonstration unit will serve as a showcase and, hopefully, lead to additional projects for this customer.

INTERNATIONAL

WorldWater has operated in the Philippines since 1997 when the Company delivered 25 solar powered pumps for installation by the National Irrigation Authority (NIA) under a directive from former President Fidel V. Ramos. The Company has a Philippine subsidiary, WorldWater (Phils) Inc.

The Company is evaluating its Philippine strategy and, as of December 31, 2005, the Company has written down all non-cash assets of the subsidiary.

In 2005, the Company was awarded a $360,000 grant by the U.S. Trade and Development Agency (USTDA) to support completion of a pilot project for water supply in Sri Lanka. Billings of $71,000 were rendered as of December 31, 2005, and collected in the first quarter of 2006. The project is designed to assess the hydro-geological conditions of the project area, and to provide safe, sustainable water supplies to people in six villages near the tsunami-ravaged southern coast of Sri Lanka. Subject to satisfactory results of WorldWater’s ground water assessment study, WorldWater anticipates further contracts with the Ministry of Urban Development and Water Supply to pump and deliver water to 13,600 people in approximately 4,000 households in the six villages through use of its AquaMax™ solar water pumping systems.

c)   IMPLEMENTATION STRATEGY

James S. Farrin was appointed Interim CEO on January 23, 2006, with Quentin T. Kelly, the founder of the Company, retaining the Chairman’s role.

Mr. Farrin has established a strategy direction which is to optimize 2006 revenue by focusing the sales force on two states, New Jersey and California, and the engineering/operations department on effective implementation of booked projects.

The Company is also implementing appropriate processes, policies, and procedures to make the Company more effective and to increase productivity. In addition, the Company is improving the organization by making key additions to the infrastructure, especially project managers and application engineers to better handle the increasing load of projects to be implemented.

d)   PRODUCTS AND SERVICES

SOLAR POWER SYSTEMS

WorldWater’s photovoltaic (PV) net-metering systems are designed to “zero out” electric usage charges for residential, commercial, industrial, and governmental applications. The systems generate clean electricity from the sun and, when the power from the sun exceeds the amount consumed by the facility, are able to “spin the meter backwards,” thus accumulating credit from the local electric utilities. These systems allow organizations to manage their present and future energy costs by significantly reducing the energy purchased from the utility. Therefore, hedging escalation of electricity charges over time, the net-metered client will be significantly less affected.

SOLAR WATER SYSTEMS

AquaMax™ high yield hybrid irrigation pumps take solar water pumping systems to unprecedented production levels. WorldWater has the technological capability to drive motors and pumps up to 600 hp, delivering thousands of gallons of water per minute by solar energy alone, or in automatic combination with the electric grid or diesel generators. Irrigating fields in remote areas with solar power requires no fuel costs, limited maintenance, while generating no noise and no pollution. With WorldWater’s hybrid systems, if sunlight is not available or decreases as a result of cloud cover, the AquaMax™ can automatically switch to an alternate power source: diesel generation, batteries, or the electric grid.

The patented AquaDrive™ controller converts solar DC current to AC, then supplies the AC power to a motor or pump from either the solar array or the grid (or other sources such as diesel generators, wind generators, etc.) or simultaneously from both sources. The hybrid operation is programmed to be completely automatic so manual intervention is not required to switch from one power source to the other.

WorldWater has crossed another technological threshold in the deployment and use of photovoltaics into previously conventional electricity areas. Idyllwild Water District in California is the first water utility to use solar to save up to 70% of the energy of its operation. This is due to WorldWater’s technology running its booster pumps and operating its major wells while also being available to perform net metering while providing back-up power capability in the event of grid power interruption. Should the gird fail, an automatic isolation from the grid will occur allowing operations to continue running until the electric grid is restored thereby eliminating the use of diesel or natural gas during this potentially peak demand period. WorldWater is uniquely positioned to provide this service to the water utility market, as well as the agricultural market.

e)   MARKETING

Today, the price of the WorldWater commercial systems marketed in California and New Jersey range from approximately $300,000 to several million dollars. Residential solar installations average $30,000 to $50,000. In California, WorldWater has a sales and technical support office in Applegate, north of Sacramento. WorldWater’s east coast and international operations are managed from its headquarters in Pennington, NJ.

The market for the photovoltaic industry is exploding, aided by steep increase in oil generated electricity. The total market is expected to soar from $5 billion to $27 billion by 2020. Management believes that WorldWater is positioned to capitalize on this trend with its solar expertise and proprietary technology in both power and water.

Solar energy continues to be increasingly more attractive given the energy cost increases in fossil fuels as the following table shows.

			Percent of
	Percent Increase In Electric		Electric
	Generation Fuels		Generation
	2003 to 2004	2004 to 2005	December ’05
Coal	10%	11%	51%
Natural Gas	37%	46%	15%
Petroleum	15%	61%	3%
Pet Coke	46%	18%	1%
Solar	0%	0%	.0006%

Source:   March 2006 Electric Power Monthly published by the Energy Information Administration of the Department of Energy.

WorldWater provides solar solutions for water and power by:

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

•       Arranging project financing.

A key marketing strategy is the utilization of strategic alliances. WorldWater, as a water and power solutions provider, has partnered with major international organizations to enhance its financing capabilities and with local organizations to enhance project implementation.

WorldWater has a longstanding relationship with the U.S.-based firm Vincent Uhl Associates for hydro-geological studies and with Morehouse Engineering, a power system controls engineering firm. The companies have collaborated successfully in a number of international markets. Vincent Uhl Associates has located, drilled and tested new groundwater sources in the Americas, Africa and Asia including a detailed analysis of the available water resources in Sri Lanka; Morehouse Engineering has teamed with the Company in Africa and Pakistan.

f)   RESEARCH AND DEVELOPMENT

A key strategy of WorldWater is to continue developing innovative, cutting edge products to meet water and electricity needs with proprietary solar technology. The Company holds a patent on the electronic board controller AquaDrive™ of the AquaMax™ system. In 2003, the Company also was awarded a patent on its automatic switching technology, which enables the system to perform multiple functions such as water pumping and battery charging and also to switch automatically between solar and grid-tied, diesel or battery power sources.

g)   INTELLECTUAL PROPERTY

WorldWater has obtained patents and continuations-in-part for its newly developed electronics systems and has filed for protections of its patents. Thomas McNulty, Sr., Dr. Anand Rangarajan, and Douglas Williams all of WorldWater and Quentin T. Kelly, Chairman, together with Princeton University engineers have been issued patents, all of which are assigned to WorldWater. The Company holds patents on the electronic board controller AquaDrive™ of the AquaMax™ system and on the Solar Thermal Powered Water Pump. In 2003, the Company was issued a patent on an electronic board that allows, in case of the interruption of service in an AC grid power system, the automatic transfer to solar-powered systems for uninterrupted operation of motors and other power loads. The following table shows the Company’s existing patents and pending patent applications.

INTELLECTUAL PROPERTY

Patent Title	Domestic/ International	Patent File No.	Status	Expiration
Solar Thermal Powered Water Pump	Domestic	US 5,163,821	Approved	2011
Switchable Multiple Source Power Supply	Domestic	US 6,583,522	Approved	2020
Bias controlled DC to AC Converter and Systems	Domestic	US 6,275,403	Approved	2018
Bias controlled DC to AC Converter and Systems	International/ Philippines	1-1999-03261	Approved	2019
No Load Motor Cut-off Method and Apparatus	Domestic	Application #10/938,829	Pending
AC/DC Hybrid Power System	Domestic	Application #10/704,241	Pending
Maximum Power Point Motor Control	Domestic	Application #11/158,876	Pending
Multiple Motor Operation Using Solar Power	Domestic	Application #60/723,268	Pending/ Provisional
Using a Variable Frequency for Non-Motor Loads	Domestic	Application #0/723,269	Pending/ Provisional

h)   SOURCE AND AVAILABILITY OF COMPONENTS

The solar modules used in the Company’s systems are composed of silicon and other photovoltaic materials. Suppliers of solar modules include GE Energy LLC, Solar World (formerly Shell Solar), Kyocera, Sharp Electronics, BP Solar and RWE Schott. WorldWater orders solar modules and related articles from several suppliers and has not entered into any exclusive term supply contracts.

Sub-contractors currently manufacture components of the AquaMax™ systems in the United States. WorldWater will continue to source components, specifically solar modules, worldwide, based on quality and cost considerations.

i)   COMPETITIVE CONDITIONS AFFECTING THE COMPANY

The Company’s products compete with both conventional power generation and other renewable energy technologies. The main competitive technologies are fossil-fuel generators, and electric grid extension. The cost of installing a solar energy system may be more or less than the cost of an electric grid extension, depending on the particular installation. However, the life-cycle cost benefit of the solar-driven motor or pump is the reduction in ongoing electric costs. Solar generation is a hedge against escalation in fossil fuel prices, without the negative pollution attributes. The initial cost of acquiring a diesel pump is less than the initial cost of a solar pump, but the ongoing incremental operating and maintenance costs of the diesel pump are greater and, in remote areas, the supply of fuel and spare parts are not always readily available.

The Company’s most commonly encountered solar pumping competitor is Grundfos A/S of Denmark, a manufacturer of a large range of water pumps, including a solar pump line. The Grundfos pumps run off a specially wound AC motor. Aero-Environment of California has somewhat similar technology using limited size AC pumps. There are a number of other solar pump companies, including Solar Jack of the US, Sun Motor of Canada, Southern Cross of Australia, and Total Energie from Europe, which produce limited horsepower DC pumps. The Company’s systems operate conventional AC powered pumps up to 600 hp.

j)   SUBSIDIARIES

WorldWater has an active 100% domestic subsidiary, WorldWater Holdings Inc., dba Quantum Energy Group and also owns a 90% interest in WorldWater (Phils) Inc., a Philippine corporation.

WorldWater has the following 100% wholly-owned inactive subsidiaries:

WorldWater, Inc.

WorldWater East Africa Ltd.

WorldWater Pakistan (Pvt.), Ltd.

k)   GOVERNMENT REGULATIONS

Compliance with federal, state, and local provisions regarding the production and discharge of materials into the environment is expected to have no effect on capital expenditures, earnings and competitive position. The Company has a program to comply fully with the U.S. Foreign Corrupt Practices Act.

l)   EMPLOYEES

On December 31, 2005, the company employed 33 people on a full-time basis. The Company also hires consultants on an as-needed basis and has informal arrangements with two water consulting companies, the hydrogeological firm of Vincent Uhl Associates and Morehouse Engineering, specialists in power control, and water/wastewater treatment systems integration.

m)   RISKS AND UNCERTAINTIES

Additional Financing

The Company needs additional financing to execute its business plan and to enhance its intellectual property rights, respond to competitive pressures, and develop complementary businesses or necessary technologies. The Company does not know whether it will be able to raise additional financing on favorable financing terms. If adequate funds are not available or are not available on acceptable terms, the Company’s ability to fund its operations and expand its sales distribution network, or otherwise respond to competitive pressures will be significantly limited.

Going –Concern Opinion On Consolidated Financial Statements

Amper, Politziner & Mattia, P.C., the Company’s independent registered public accounting firm, has included an explanatory paragraph in its report on the Company’s consolidated financial statements for the years ended December 31, 2005 and 2004, raising substantial doubt about the Company’s ability to continue as a going-concern. The inclusion of a going-concern explanatory paragraph in Amper, Politziner & Mattia, P.C.'s report on the Company’s  consolidated financial statements could have an adverse affect on the Company’s stock price and its ability to raise additional capital. The Company’s consolidated financial statements have been prepared on the basis of a going-concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has not made any adjustments to the consolidated financial statements as a result of the outcome of the uncertainty described herein.

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

In 2005, foreign contract revenue was limited to $32,543 in the Philippines and grant revenue, funded by USTDA, $80,160 derived from work in Sri Lanka. Unsettled political conditions, social unrest, acts of terrorism, force majeure, war or other armed conflict, exploitation or other governmental actions, inflation, exchange controls or currency devaluation may result in increased business risk in these regions.

Fixed-price Contracts

The Company utilizes fixed-price contracts which result in business risk, such as:

•       uncertainty in estimating the technical aspects and effort involved to accomplish the work within the contract scope and schedule;

•       labor availability and productivity;

•       supplier and subcontractor pricing and performance; and

•       availability and pricing of components (particularly solar modules)

Intellectual Property Rights

The Company relies on a variety of intellectual property rights in the performance of its product and service delivery to its customers. The Company may not be able to preserve these intellectual property rights in the future and these rights could be invalidated, circumvented or challenged. In addition, the laws of some foreign countries in which our equipment may be sold do not protect intellectual property rights to the same extent of the United States. Failure to protect the Company’s proprietary information and successfully defend challenges or infringement proceedings against the Company could materially and adversely affect the Company’s competitive position.

Technological Developments

The market for our equipment and services is characterized by continual technological developments to provide better and more reliable performance and services. If the Company is not able to design, develop, and produce commercially competitive products and complete installation in a timely manner in response to changes in technology, the business and revenues could be materially and adversely affected. Similarly, if the Company’s proprietary technologies and equipment become obsolete, it may no longer be competitive and its business and revenues could be materially and adversely affected.

Technical Personnel

The engineering services provided by the Company are complex and highly engineered and often must be performed in harsh conditions. The Company’s success depends on its ability to employ and retain technical personnel with the ability to design, utilize and enhance these products and services. In addition, our ability to expand our operations depends in part on our ability to increase our skilled labor force. The demand for skilled workers is high and the supply is limited. A significant increase in wages paid by competing employers could result in a reduction of our skilled labor force and/or increases in wage rates that we must pay. If either of these events were to occur, our cost structure could increase, our margins decrease and our growth potential could be impaired.

Government Incentives

The competitiveness of our technology and equipment is very much dependent upon governmental and utility rebates and incentives. If these rebates and incentives were to be materially reduced or eliminated, the Company’s business and revenues could be materially and adversely affected.

Effective Internal Controls

Effective internal controls are necessary for the Company to provide reliable financial reports. The Company has in the past discovered, and may in the future discover, areas of its internal controls that need improvement. In addition, Section 404 of the Sarbanes-Oxley Act of 2002 requires the Company to evaluate and report on its internal controls over financial reporting and have its independent auditors annually attest to its evaluation, as well as issue their own opinion on the Company’s internal controls over financial reporting, beginning with our Annual Report on Form 10-KSB for the year ending December 31, 2007.

The Company is preparing for compliance with Section 404 by strengthening, assessing and testing its system of internal controls to provide the basis for its report. The process of strengthening its internal controls and complying with Section 404 is expensive and time-consuming, and requires significant management attention. The Company cannot be certain that these measures will ensure that it will maintain adequate controls over its financial processes and reporting in the future. Furthermore, as the Company grows its business, its internal controls will become more complex and will require significantly more resources to ensure its internal controls remain effective.

Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm the Company’s operating results or cause the Company to fail meet its reporting obligations. If the Company or its auditors discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in its financial statements and harm the Company’s stock price.

ITEM 2.                DESCRIPTION OF PROPERTIES

The Company’s executive office, research and development facility is housed in a 13,270 square foot site located at 55 Route 31 South, Pennington, New Jersey 08534. This facility is leased under an operating lease expiring June 25, 2007. The Company also uses a second facility in Hopewell, New Jersey for conferences, meetings and demonstrations of its products. This facility is leased from Quentin T. Kelly, Chairman of WorldWater, on a month-to-month basis. See “Certain Relationships and Related Transactions.”

In September 2005, the Company acquired Quantum Energy Group in Applegate, CA which included the transfer of their five year lease expiring April 30, 2009, with two five-year options to extend the lease.

In July 2004, the Company opened a sales and technical support office in Foster City, California under a two-year lease expiring May 31, 2006, and which office was closed in June 2005.

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

None.

PART II.

ITEM 5.                MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

	High	Low	Close
FISCAL 2005
First Quarter	$0.31	$0.25	$0.29
Second Quarter	0.29	0.20	0.25
Third Quarter	0.67	0.20	0.49
Fourth Quarter	0.49	0.30	0.32

	High	Low	Close
FISCAL 2004
First Quarter	$0.34	$0.10	$0.31
Second Quarter	0.49	0.26	0.41
Third Quarter	0.41	0.22	0.28
Fourth Quarter	0.31	0.23	0.30

b)   Holders of Common Stock

On March 31, 2006 there were approximately 700 holders of record of common stock. This number does not include beneficial owners of the common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

d)   Recent Sales of Unregistered Securities

In consideration for providing business development and financial strategic advisory services, the Company issued 125,000 restricted common stock shares valued at $0.41 to an unaffiliated party.

e)   Preferred Stock

Since 2001, the Company has not issued Preferred Stock. As of October 1, 2004, the preferred shareholder converted 66,667 shares of Series A 7% Convertible Preferred Stock into a like number of common shares. As of December 31, 2004 and 2005, the Company has 611,111 shares of Series B 7% Convertible Preferred Stock outstanding.

The Series B 7% three-year Convertible Preferred Stock was issued at $0.90 per share in 2000. The Series B Preferred Stock proceeds were intended to be used by the Company for the initial operating requirements of WorldWater (Phils) Inc., the Company’s Philippine subsidiary. The conversion privilege, which expired September 2003, was either into 10% of WorldWater (Phils) Inc. or into 611,111 common shares of the Company.

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

ITEM 6.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATION

Statements in this Management’s Discussion and Analysis, and elsewhere in this Annual Report on Form 10-KSB concerning the Company’s outlook or future economic performance; anticipated profitability, gross billings, commissions and fees, expenses or other financial items; and, statements concerning assumptions made or exceptions to any future events, conditions, performance or other matters constitute forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, (1) that there can be no assurance that the Company will grow and/or manage its growth profitably, (2) risks-associated reliance on governmental regulations, (3) competition, (4) the Company’s results have fluctuated in the past and are expected to fluctuate in the future, (5) the loss of services of key individuals which could have a material adverse effect on the Company’s business, financial condition or operating results, and (6) risks associated with operating in emerging countries.

OVERVIEW

WorldWater & Power Corp. (“WorldWater/Company”) is an international solar engineering and project management company with unique, high-powered solar electric technology and expertise, providing alternative energy solutions to a wide variety of customers in both domestic and international markets. Until 2002, WorldWater’s business was focused exclusively on providing developing countries with water and power solutions. Since then, the Company has placed increasing emphasis on domestic markets, principally in California, New Jersey, and surrounding states, and is addressing the needs of residential, commercial and industrial customers, in both the public and private sectors. The Company will continue to selectively submit proposals to various foreign governments in need of solving critical water supply and energy problems using the Company’s proprietary solar technology.

With significantly rising energy prices and related shortages, along with significant state and federal incentives, and utility company rebate programs, domestic markets have emerged as the Company’s highest priority. WorldWater is uniquely positioned to deliver a wide range of product and service offerings, from solar-powered equipment and installations, both fixed and mobile, to large-scale, turnkey solar energy and water system solutions, specializing in variable frequency drive (VFD) applications that deliver high customer value. The foundation and enabler for these offerings is WorldWater’s substantial technical expertise and proprietary solar technology, including its AquaMax™ System, AquaDrive™ Controller, AquaMeter™ Water Meter, and soon to be introduced, Mobile MaxPure.

The Company is moving from an entrepreneurial operating mode to that of a fast growth company. This transition will mean development of more policies, procedures, and processes to enable effective implementation of booked projects.

Importantly, the Company will continue work to develop innovative new products to meet customer needs, especially using new technology to clearly differentiate from current/competitive products.

The cash raised through the issuance of convertible debt and private equity sales including the registered Stock Purchase Agreement (SPA) has provided the Company with the working capital resources needed to meet its operating activities in 2005 and 2004. However, the Company’s current cash and cash equivalents will not be sufficient to fund current and expected increased levels of activities through fiscal year 2006, and, as a result, the Company is seeking to raise significant additional financing to successfully fund the Company’s growing operations.

The Company does not know whether it will be able to raise additional financing or financing on terms favorable to it. If adequate funds are not available or are not available on acceptable terms, the Company’s ability to fund current operations or otherwise respond to competitive pressures will be significantly limited.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The consolidated financials are presented on the basis that the Company will continue as a going-concern. The going-concern concept contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company’s history of recurring losses, a working capital deficit, and a stockholders’ deficiency, raise substantial doubt about the Company’s ability to continue as a going-concern. The Company continues to market its products domestically and internationally. However, there can be no assurances that the Company will be successful in its marketing efforts or in its ability to raise additional financing to remain a going-concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this going-concern uncertainty.

The preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of these consolidated financial statements:

REVENUE RECOGNITION

The Company derives revenue primarily from fixed-price contracts through which the Company provides engineering, design, and procurement services, materials and equipment, and construction / installation services. Revenue is also generated through the sale of solar-related equipment and, to a lesser extent, from consulting projects and government-funded grants.

Contract revenues are recorded when there is persuasive evidence that a binding contractual arrangement exists, the price is fixed and determinable, the Company has commenced work on the project, and collectibility is reasonably assured.

Contract revenues are recognized using the percentage of completion method. The percentage of completion is calculated by dividing the direct labor and other direct costs incurred by the total estimated direct cost of the project. Contract value is defined as the total value of the contract, plus the value of approved change orders. Estimates of costs to complete are reviewed periodically and modified as required. Provisions are made for the full amount of anticipated losses, on a contract-by-contract basis.

These loss provisions are established in the period in which the losses are first determined. Changes in estimates are also reflected in the period they become known.

Revenues from equipment sales containing acceptance provisions are recognized upon customer acceptance. Cash payments received in advance of product or service revenue are recorded as customer deposits.

Revenues from consulting projects are recognized as services are rendered. Grant revenues are recognized when received, or if based on entitlement periods, when entitlement occurs.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of its customers were to deteriorate, such that their ability to make payments was impaired, additional allowances could be required.

ACCOUNTING FOR INCOME TAXES

The Company is required to estimate its income taxes in each of the jurisdictions in which it operates as part of its consolidated financial statements. This involves estimating the actual current tax in addition to assessing temporary differences resulting from differing treatments for tax and financial accounting purposes. These differences together with net operating loss carryforwards and tax credits may be recorded as deferred tax assets or liabilities on the balance sheet. A judgment must then be made of the likelihood that any deferred tax assets will be recovered from future taxable income. To the extent that the Company determines that it is more likely than not that deferred tax assets will not be utilized, a valuation allowance is established. Taxable income in future periods significantly different from that projected may cause adjustments to the valuation allowance that could materially increase or decrease future income tax expense. As of December 31, 2005 and 2004 an allowance equal to 100% of the deferred tax asset was recorded.

SELECTED FINANCIAL DATA

The data set forth below should be read in conjunction with the Company’s financial statements and related notes and this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this filing. The statement of operations data presented below for the fiscal years ended December 31, 2005 and 2004 and the balance sheet data at December 31, 2005 and 2004 have been derived from the audited financial statements which appear elsewhere in this filing. The statement of operations data presented below for the year ended December 31, 2003, and the balance sheet data at December 31, 2003 have been derived from the Company’s prior year’s audited financial statements, which are not included in this filing.

	Year Ended December 31,
	2005	2004	2003
Operating Results
Revenue	$2,031,480	$5,837,224	$1,279,573
Gross Profit (Loss)	(485,336)	(149,085)	318,928
Loss From Operations	(5,517,240)	(6,087,358)	(3,301,020)
Loss Applicable To Common Stock	(10,213,938)	(8,056,694)	(3,924,774)
Net Loss Per Basic & Diluted Share Attributable To Common Stock	(0.11)	(0.12)	(0.08)

	As of December 31,
	2005	2004	2003
Balance Sheet Data
Cash and Cash Equivalents	$810,792	$38,852	$59,045
Working Capital Deficit	(1,282,316)	(2,324,752)	(2,350,312)
Total Assets	2,664,404	1,790,868	221,225
Long term obligations—less current portion	3,088,797	2,026,589	1,665,396
Stockholders’ Deficiency	(3,881,759)	(4,273,641)	(3,941,442)

RESULTS OF OPERATIONS (amounts are rounded to the nearest thousand)

Contract Revenue.   Contract revenue for 2005 amounts to $1,918,000, and represents 94% of the Company’s revenue. Revenue of $1,886,000, or 98% of the total contract revenue, was generated by domestic commercial and residential projects, with the remaining $33,000 from a water systems project in the Philippines.

Commercial projects account for $1,622,000 or 86% of domestic contract revenue, and is made up of the following four projects:

600 kW solar energy system at NJ wastewater treatment plant—$1,057,000

40 kW solar electric power generation system for commercial customer in Delaware—$234,000

45 kW net-metering photovoltaic system at municipal water authority in CA—$199,000

386 kW solar energy power generation system for commercial buildings in CA—$132,000

Residential projects account for $264,000 or 14% of domestic contract revenue; $105,000 from four California projects, and $159,000 from four New Jersey projects.

The Company is evaluating its Philippine strategy, and does not expect international contract revenue to be material in 2006.

Grant Revenue.   The Company recognized grant revenue of $113,000 in 2005. This is composed of $80,000 from the U.S. Trade and Development Agency (USTDA) and $33,000 from the New Jersey Board of Public Utilities (NJBPU). The USTDA grant is in connection with a pilot project for water supply in Sri Lanka. This project is designed to assess solar technology methods to provide safe, sustainable water supplies to people in six villages near the tsunami-ravaged southern coast of Sri Lanka. The NJBPU grant is for research in the development of cost effective, grid-tied motor drives for photovoltaic applications.

Cost of Contract Revenue.   Cost of contract revenue consists primarily of third party construction and installation expense, materials and supplies required for construction and component equipment, including the solar panels, solar array, inverters, variable speed drives and meters.

Cost of Grant Revenue.   Cost associated with grant revenue consists primarily of third party subcontracted costs incurred for consulting expenses and prototype costs. The Company expenses internal research, engineering and development costs, as incurred. See Research and Development expense below.

Gross Profit (Loss) on Contracts.   The Company generated gross losses on contracts totaling $527,000. Gross losses of $562,000 are attributable to two projects that are in loss positions; both are solar energy systems being installed at water treatment plants, one in New Jersey and the other in California. These gross losses are offset by gross profit of $49,000 generated by the eight residential projects the Company completed in 2005. All other contract activities yielded nominal gross profits and losses, and in aggregate, amount to a gross loss of $14,000.

Gross Profit (Loss) on Grants.   Gross profit of $42,000 was earned in connection with the Company’s grant revenue; $9,000 from the USTDA grant, and $33,000 from the NJBPU grant.

Marketing, General and Administrative Expenses.   Marketing, general and administrative expenses amount to $4,448,000 in 2005, and consist primarily of salaries and related personnel costs, travel, professional fees, including legal and accounting, rent, insurance, and other sales and marketing expenses. The Company increased the number of personnel involved in marketing and sales to initiate sales campaigns targeted to water utilities, schools and governmental entities, and commercial enterprises. In the fall of 2005, the Company rolled out a residential marketing program.

As a result of the acquisition of the Quantum Energy Group in September 2005, the Company added additional engineering and construction management personnel.

Debt Sourcing Fees and Commissions.   The Company historically has financed its operations through a combination of convertible debt, convertible preferred stock, and equity. To date, ongoing operations have been a net user of capital, and this is expected to continue through the end of 2006. The result of having to rely on outside sources of capital for financing has been very costly for the Company. Significant debt sourcing fees and commissions are expected to continue to be incurred in 2006 until the Company’s contract revenue and related gross profit grows to a level that covers, and then exceeds, operating expenses.

Research and Development Expense.   Research and development expense consists primarily of salary expense for internal personnel, and related personnel costs, as well as prototype costs incurred to improve the design of the Company’s installations, and expand the Company’s product line. Research and development are critical to the Company’s strategic objectives of enhancing its technology to meet the requirements of its targeted customers. The Company expects to maintain, if not increase, its current level of expenditure for research and development on a going-forward basis.

COMPARISON OF YEARS ENDED DECEMBER 31, 2005 AND 2004 (amounts are rounded to the nearest thousand)

Contract Revenue.   Contract revenue for the year ended December 31, 2005 was $1,918,000, a decrease of $3,696,000, or 66%, from $5,614,000 for 2004. Two projects (a 268,000 kW solar-driven irrigation and energy system for a citrus farm and a 1,132,000 kW solar energy system constructed for a community college) represented $5,400,000 or 96% of the contract revenue in 2004. Both projects were completed in 2004. The absence of these two projects in 2005, has been partially offset by the contract revenue generated by the new commercial and residential projects booked in 2005.

Grant Revenue.   Grant revenue for the year ended December 31, 2005 was $113,000, a decrease of $110,000, or 49% from $223,000 for 2004. The fluctuation is a reflection of the timing of grant awards and completion of associated tasks/milestones called for under the grants. Grant revenue is expected to be an immaterial portion of the Company’s revenue stream going forward into 2006.

Cost of Contract Revenue.   The cost of contract revenue for the year ended December 31, 2005 was $2,445,000, a decrease of $3,287,000 or 57% from $5,732,000 in 2004. The decrease in cost of contract revenue is principally the result of lower volume in 2005 (revenue is down 66%), offset by cost overruns on two projects in 2005.

Cost of Grant Revenue.   The cost of grant revenue for the year ended December 31, 2005 was $71,000, a decrease of $183,000 from $254,000 in 2004.

Gross Profit (Loss) on Contracts.   The Company generated gross losses on contracts in both 2005 and 2004. The gross loss of $527,000 in 2005, represents an increase of $410,000 or 350%, versus the gross loss of $117,000 in 2004. Gross losses of $562,000 in 2005 are attributable to two projects that are in loss positions; both are solar energy systems being installed at water treatment plants, one in New Jersey and the other in California. These gross losses are offset by gross profit of $49,000 generated by the eight residential projects the Company completed in 2005. All other contract activities yielded nominal gross profits and losses, and in aggregate, netted to a gross loss of $14,000.

The increased gross losses on contracts in 2005 are the result of the Company experiencing unanticipated additional engineering, construction, and procurement costs, and the Company not replacing the positive margin associated with the 1,132,000 kW solar energy system completed in 2004.

Gross Profit (Loss) from Grants.   The Company generated gross profit of $42,000 from grants in 2005, versus a gross loss of $32,000 in 2004.

Marketing, General and Administrative.   Marketing, general and administrative expenses for the year ended December 31, 2005 were $4,448,000, an increase of $626,000, or 16%, from $3,822,000 for 2004. The $626,000 increase includes higher salaries and benefits, and higher travel and office expenses associated with the increased headcount in 2005. The number of full-time employees increased from 19 as of December 31, 2004 to 33 as of December 31, 2005. Ten of the additional 14 employees joined the Company by way of the September 2005 acquisition of Quantum Energy Group. The increased expenses were partially offset by lower foreign business development expense and lower sales commissions.

Debt Sourcing Fees and Commissions.   Fees and commission expenses incurred to raise debt funding in the year ended December 31, 2005 were $442,000, a decrease of $1,471,000 or 77% from $1,913,000 in 2004. This decrease is attributable to a decrease in fees incurred in absolute terms, and the short-term repayment period of the significant bridge capital raised in 2004 compared to 2005, resulting in fees and commissions being expensed in the period incurred, 2004, as compared to $698,000 being capitalized in 2005.

The Company has incurred and will continue to incur substantial fees and commissions, including investor relations fees, in raising convertible debt to fund its working capital requirements until contract revenue and associate gross profits reach a level to cover operating expenses.

Research and Development Expenses.   Research and development expenses incurred in the year ended December 31, 2005 were $142,000, a decrease of $61,000 or 30% from $203,000 in 2004. The decrease is a result of the Company shifting resources from research and development to support construction project implementation. The Company has continued to develop its intellectual property as evidenced by the filing of three patent applications in 2005. In addition, the Company will be filing a patent application for its MobileMaxPure™ in the second quarter of 2006.

Loss from Operations.   In the year ended December 31, 2005 the Company incurred a loss from operations of $5,517,000, a decrease of $570,000 or 9% from $6,087,000 in 2004. This reduction is a result of a significant reduction in expensed debt sourcing fees and commissions, offset by increased marketing, general and administrative expenses, and increased gross losses on contracts.

Beneficial Conversion Interest.   This expense is a non-cash charge incurred as a result of the market price of the Company’s common stock on the date of issuance of convertible notes being higher than the conversion price of the convertible notes being issued. In the year ended December 31, 2005, the Company incurred $3,073,000 of beneficial conversion interest associated with the issuing of $3,600,000 (face value debt) convertible notes. In 2004, the Company incurred beneficial conversion interest of $856,000. The increase is attributable to an increase in the amount of convertible debt issued in 2005 of $2,687,000 over the amount raised in 2004, and the variance in the market price of the Company’s common stock on the various issuance dates in the two years.

Interest Expense.   Interest expense was $1,792,000 in the year ended December 31, 2005, an increase of $470,000 or 36% from $1,322,000 in 2004. This reflects the increase in average convertible debt outstanding during 2005 compared to 2004, and greater amortization of original issue discount of $633,000 attributable to the value of warrants that were attached to the convertible debt when issued, and a decrease in the average interest rate on borrowed funds.

Income Taxes.   The Company recognized an income tax benefit of $201,000 and $219,000 for the years ended December 31, 2005 and 2004, respectively. The Company participates in the State of

New Jersey’s Corporation Business Tax Benefit Certificate Transfer Program (the “Program”), which allows certain high technology and biotechnology companies to sell unused New Jersey net operating loss carryovers and research and development tax credits to other New Jersey corporate taxpayers.

During 2005, the Company sold $2,207,000 and $210,000 of its 2004 and 2003 New Jersey State net operating loss carryforwards, and $11,000 of its 2004 research and development tax credits, resulting in the recognition of a $201,000 tax benefit.

During 2004, the Company sold approximately $1,200,000 and $1,450,000 of its 2003 and 2002 New Jersey State net operating loss carryforwards, and $6,000 and $14,000 of its 2003 and 2002 research and development tax credits, and recognized a tax benefit of $219,000.

HISTORICAL CASH FLOW ANALYSIS

The “Historical Cash Flows Analysis” section discusses consolidated cash flow from operations, investing activities and financing activities. Amounts have been rounded to the nearest thousand.

Cash Flows from Operating Activities

	Year ended December 31,
	2005	2004
Net Cash Used in Operating Activities	$4,305,000	$4,975,000

In 2005, the Company had a decrease in net cash used in operating activities of $670,000 in a period when the Company had an increase in net loss of $2,186,000. An analysis of the increased loss is above in the RESULTS OF OPERATIONS and COMPARISON OF YEARS ENDED DECEMBER 31, 2005 AND 2004. The decrease in net cash used in operating activities in 2005, a period when the Company’s net loss increased, is attributable to changes in non-cash charges and from the timing of cash receipts and disbursements related to working capital items in 2005 shown below.

Increases (decreases) in non-cash charges:
Beneficial conversion interest	$2,217,000
Amortization of interest expense	633,000
Amortization of loan origination costs	498,000
Issuance of stock in lieu of payment of interest	299,000
Other	41,000
Issuance of warrants for services	(1,286,000)
Issuance of stock for services	(213,000)
Depreciation and amortization	(11,000)
2,178,000
Changes in timing of cash receipts and disbursements related to working capital items	678,000
2,856,000
Change in net loss—2005 compared to 2004	(2,186,000)
Decrease in net cash used in operating activities	$670,000

Cash Flows from Investing Activities

	Year ended December 31,
	2005	2004
Net Cash Used in Investing Activities	$36,000	$30,000

In 2005 and 2004, investing activities included the purchase of office equipment including computers for the increased workforce.

Cash Flows from Financing Activities

	Year ended December 31,
	2005	2004
Net Cash Provided By Financing Activities	$5,045,000	$4,991,000

In 2005 and 2004, the Company financed its operations through the issuance of convertible debentures and the issuance of common stock as the result of private sales and the exercise of warrants and stock options.

In 2005, the Company issued $3,600,000 of 10% convertible debentures maturing in 2008 generating net proceeds of $3,350,000 and issued and sold in private sales 5,000,000 shares of common stock raising $1,222,000. In addition, 8,815,000 shares of common stock were issued upon the exercise of warrants and stock options, raising $1,317,000. In conjunction with the issuance of the convertible debentures, in 2005 the Company issued four-year warrants for the purchase of up to 9,611,112 shares of the Company’s common stock, at an average exercise price of $0.18 per share, which are exercisable at any time. These capital infusions were reduced by the repayment of $855,000 in long-term debt and the incurrence of $419,000 in loan origination costs.

In 2004, the Company issued $1,180,000 of 10% convertible debentures maturing in 2007 and $1,000,000 of 15% convertible debentures maturing in 2005. In a private sale, the Company issued and sold 13,000,000 shares of common stock raising $2,440,000. In addition, 2,732,000 shares of common stock were issued upon the exercise of warrants and stock options, raising $464,000. These capital infusions were reduced by the repayment of $308,000 in long-term debt.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2005, the Company had a working capital deficit of $1,282,000 and a Stockholders’ deficiency of $3,882,000.

The consolidated financial statements included herein are presented on the basis that the Company will continue as a going-concern. The going-concern concept contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company’s history of recurring losses, a working capital deficit, and a stockholders’ deficiency raise substantial doubt about the Company’s ability to continue as a going-concern. The Company has historically financed operations and met capital expenditures requirements primarily through sales of capital stock and, to a lesser extent, research revenues and solar system equipment sales. Management continues to raise capital through the sale of common stock and additional borrowings. Below is a table showing the potential issuable shares and available authorized common to be issued as of March 31, 2006, December 31, 2005 and December 31, 2004.

	As of March 31, 2006	As of December 31, 2005	As of December 31, 2004
Number of authorized common shares:	200,000,000	200,000,000	160,000,000
Less common shares outstanding:	132,108,000	108,787,000	79,834,000
Less potential issuable common shares:
Warrants	28,760,000	36,789,000	31,165,000
Debt conversion rights	10,244,000	24,333,000	25,227,000
Stock options	12,884,000	11,810,000	10,015,000
Stock purchase agreement rights			6,500,000
Preferred stock conversion rights	611,000	611,000	611,000
	52,499,000	73,543,000	73,518,000
Available common shares to be issued:	15,393,000	17,670,000	6,648,000

Management continues to market its products domestically and internationally. However, there can be no assurances that the Company will be successful in these efforts. The consolidated financial statements do not include any adjustments that might result from the outcome of this going-concern uncertainty.

The Company needs additional financing to execute its business plan and to enhance its intellectual property rights, respond to competitive pressures, and develop complementary businesses or necessary technologies. The Company does not know whether it will be able to raise additional financing on favorable financing terms. If adequate funds are not available or are not available on acceptable terms, the Company’s ability to fund its operations and expand its sales distribution network, or otherwise respond to competitive pressures, will be significantly limited.

COMMITMENTS AND GUARANTEES

The Company’s commitments as of December 31, 2005, for the years 2006 through 2010 and thereafter as summarized below:

	2006	2007	2008	2009	2010	Thereafter	Total
	(Amount rounded in thousands)
Long-tem debt maturities (face amount)	$769,000	$2,136,000	$1,520,000	$4,000	$4,000	$—	$4,433,000
Employment obligations	686,000	203,000	120,000		—	—	1,009,000
Renewable energy credit guarantee obligations	87,220	64,176	64,176	64,176	64,176	72,646	416,571
Operating lease payments	221,000	143,000	54,000	—	—	—	418,000
Repayment of grant	118,367	118,367	—	—	—	—	236,734
Total	$1,763,220	$2,546,176	$1,758,176	$68,176	$68,176	$72,646	$6,276,571

INCOME TAXES

As of December 31, 2005, the Company had federal and state net operating loss carryforwards totaling approximately $28,244,000 and $9,914,000, respectively, available to reduce future taxable income and tax liabilities which expire at various dates between 2006 and 2025. In addition, as of December 31, 2005, the Company had federal research and development tax credit carryforwards of approximately $131,000 available to reduce future tax liabilities which expire at various dates between 2009 and 2024. Under provisions of the Internal Revenue Code, substantial changes in the Company ownership may limit the amount of net operating loss carryforwards and research and development credit carryforwards, which can be used annually to offset future taxable income and tax liabilities. Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Management has considered the Company’s history of losses and, in accordance with the applicable accounting standards, has fully reserved the deferred tax asset as of December 31, 2005 and 2004.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections—replacement of APB Opinion No. 20 and FASB Statement No. 3” was issued. SFAS No. 154 changes the accounting for and reporting of a change in accounting principle by requiring retrospective application to prior periods’ financial statements of changes in accounting principle unless impracticable. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” or SFAS 123R. SFAS 123R requires compensation cost relating to share-based payment transactions be recognized in financial statements based on the fair value of the equity or liability instruments issued. SFAS 123R covers a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. SFAS 123R replaces SFAS 123, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, SFAS 123 permitted entities to continue to apply the guidance in APB Opinion No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used.

The Company adopted Statement 123(R) on January 1, 2006. This statement applies to all awards granted after the date of adoption and to awards modified, repurchased, or cancelled after that date. The value of the unvested stock options at December 31, 2005 is $882,152, of which $753,505 will be expensed in 2006. The amount will be expensed in the future over the remaining vesting period, which is two years.

On November 24, 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which is an amendment to ARB No. 43, Chapter 4. It clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Under this Statement, these costs should be expensed as incurred and not included in overhead. Further, SFAS No. 151 requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management believes the adoption of this Statement will not have a material effect on the consolidated financial statements.

ITEM 7.                FINANCIAL STATEMENTS.

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of WorldWater & Power Corp. and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ deficiency, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WorldWater & Power Corp. and Subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going-concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency that raise substantial doubt about its ability to continue as a going-concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ AMPER, POLITZINER, MATTIA, P.C.
March 31, 2006
Edison, New Jersey

WORLDWATER & POWER CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005 AND 2004

	2005	2004
Assets
Current Assets:
Cash and cash equivalents	$798,649	$38,852
Restricted cash and cash equivalents	12,143	—
Accounts receivable, net of allowance for doubtful accounts of $53,580 and $22,388 respectively	354,739	1,590,221
Accounts receivable, related party	32,426	—
Inventory	383,722	—
Costs and estimated earnings/losses in excess of billings	466,985	—
Prepaid expenses and deposits	109,104	70,062
Advances to employees	17,282	14,033
Total Current Assets	2,175,050	1,713,168
Equipment and Leashold Improvements, Net	50,615	58,611
Intangible And Other Assets
Loan origination costs, net	287,688	—
Non-compete agreement, customer list, trade name, net	109,667	—
Deposits	41,384	19,089
Total Assets	$2,664,404	$1,790,868
Liablilties and Stockholders' Deficiency
Current Liabilities:
Accounts payable and accrued expenses	$2,288,607	$2,558,135
Long-term debt and notes payable, current portion	769,180	1,235,714
Notes payable, related parties	35,748	123,013
Accrued losses on construction in progress	155,090	—
Billings in excess of costs and estimated earnings/losses	31,802	—
REC guarantee liability, current portion	87,220	63,260
Customer deposits	89,719	57,798
Total Current Liabilities	3,457,366	4,037,920
Long-term debt and notes payable	2,759,446	1,605,526
Long-term debt, related parties	—	90,706
REC guarantee liability, net of current portion	329,351	330,357
Total Liabilities	6,546,163	6,064,509
Commitments and contingencies	—	—
Stockholders' Deficiency:
Preferred Stock 7% Convertible $.01 par value authorized 10,000,000; issued and outstanding:
Series B 611,111 shares liquidation preference $550,000 as of December 31, 2005 and 2004	6,111	6,111
Common Stock, $.001 par value; authorized 200,000,000; 108,786,940 issued and outstanding at December 31, 2005 and 79,834,341 issued and outstanding at December 31, 2004	108,787	79,834
Additional paid-in capital	33,893,104	23,401,472
Deferred compensation	(45,000)	(75,000)
Accumulated other comprehensive (loss)	(845)	(56,080)
Accumulated deficit	(37,843,916)	(27,629,978)
Total Stockholders' Deficiency	(3,881,759)	(4,273,641)
Total Liabilities and Stockholders' Deficiency	$2,664,404	$1,790,868

The Notes to Consolidated Financial Statements are an integral part of these statements.

WORLDWATER & POWER CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
Revenues:
Contract	$1,918,420	$5,614,362
Grant	113,060	222,862
Total	2,031,480	5,837,224
Cost of Revenues:
Contract	2,445,441	5,731,841
Grant	71,375	254,468
Total	2,516,816	5,986,309
Gross Profit (Loss):
Contract	(527,021)	(117,479)
Grant	41,685	(31,606)
Total	(485,336)	(149,085)
Operating Expenses:
Marketing, general and administrative expenses	4,447,767	3,821,978
Debt sourcing fees and commissions	441,956	1,913,071
Research and development expense	142,182	203,224
Total Expenses	5,031,905	5,938,273
Loss from Operations	(5,517,241)	(6,087,358)
Other (Expense) Income
Beneficial conversion interest	(3,072,963)	(855,738)
Interest expense, net	(1,792,000)	(1,322,484)
Other income, net	(32,687)	18,380
Total Other (Expense) Income, Net	(4,897,650)	(2,159,842)
Loss before income taxes (benefit)	(10,414,891)	(8,247,200)
Benefit from sale of NJ net operating losses and NJ Research Credits	200,953	219,381
Net loss	(10,213,938)	(8,027,819)
Accretion of preferred stock dividends	—	(28,875)
Net Loss Applicable to Common Shareholders	$(10,213,938)	$(8,056,694)
Net loss applicable per Common Share (basic and diluted):	$(0.11)	$(0.12)
Weighted Average Common Shares Outstanding used in
Per Share Calculation:	93,767,378	65,360,690

The Notes to Consolidated Financial Statements are an integral part of these statements.

WORLDWATER & POWER CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
Cash Flows from Operating Activities:
Net loss	$(10,213,938)	$(8,027,819)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of warrants and options for services	99,722	1,386,015
Beneficial conversion feature of convertible notes	3,072,963	855,738
Amortization of interest expense	1,417,460	784,772
Issuance of stock for service	111,550	324,668
Amortization of intangibles and loan origination costs	498,214	—
Depreciation and amortization	27,897	38,507
Issuance of stock in lieu of interest	371,087	72,108
Amortization of deferred compensation	30,000	30,000
Loss/ (Gain) on disposal of assets	39,118	(2,200)
Changes in assets and liabilities:
Restrcted cash and cash equivalents	(12,143)	—
Accounts receivable	1,235,482	(1,541,120)
Accounts receivable—related parties	(32,426)	—
Inventory	(381,272)	—
Costs and estimated earnings/losses in excess of billings	(466,985)	—
Prepaid expenses and deposits	(61,337)	(55,322)
Advances to employees	(3,049)	—
Accounts payable and other accrued expenses	(275,619)	842,981
Accrued losses on construction in progress	155,090	—
Billings in excess of costs and estimated earnings/losses	31,802
Renewable energy credits guarantee liability	22,954	393,617
Customer deposits	28,921	(76,717)
Net Cash (Used in) Operating Activities	(4,304,509)	(4,974,772)
Cash Flows from Investing Activities:
Purchase of equipment and leasehold improvements	(35,872)	(31,899)
Proceeds from sale of vehicle	—	2,200
Net Cash Used in Investing Activities	(35,872)	(29,699)
Cash Flows from Financing Activities:
Proceeds from issuance of debt, notes payable and warrants	3,780,000	2,395,153
Proceeds from exercise of warrants and stock options	1,316,955	464,003
Proceeds from issuance of common stock	1,222,222	2,440,000
Payments on long-term debt	(855,402)	(308,194)
Increase in loan origination costs	(418,832)	—
Net Cash Provided by Financing Activities	5,044,943	4,990,962
Net effect of currency translation on cash	55,235	(6,684)
Net Increase (Decrease) in cash and cash equivalents	759,797	(20,193)
Cash and cash equivalents at beginning of year	38,852	59,045
Cash and cash equivalents at end of year	$798,649	$38,852

The Notes to Consolidated Financial Statements are an integral part of these statements.

WORLDWATER & POWER CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

					Additional	Additional			Accumulated
	Common Stock		Preferred Stock		Paid-In Capital	Paid-In Capital	Deferred	Accumulated	Other Comprehensive
	Shares	Par Value	Shares	Par Value	(Common)	(Preferred)	Compensation	Deficit	Income (Loss)	Total
Balance, December 31, 2003	52,506,720	52,506	677,778	6,778	$15,146,565	$580,389	$(105,000)	$(19,573,284)	$(49,396)	$(3,941,442)
Preferred Stock
Accretion of dividends	—	—	—	—	—	28,875	—	(28,875)	—	—
Conversion of preferred to common stock	66,667	67	(66,667)	(667)	59,933	(59,333)	—	—	—	—
Payment of dividend in common stock	61,889	62	—	—	12,538	(12,600)	—	—	—	—
Beneficial conversion feature of convertible notes	—	—	—	—	855,738	—	—	—	—	855,738
Conversion of convertible notes	9,699,999	9,700	—	—	1,335,300	—	—	—	—	1,345,000
Issuance of common stock:
Under SPA	12,000,000	12,000	—	—	2,278,000	—	—	—	—	2,290,000
Restricted stock under private placement	1,000,000	1,000	—	—	149,000	—	—	—	—	150,000
Exercise of warrants	2,095,667	2,096	—	—	354,254	—	—	—	—	356,350
For services	1,506,357	1,506	—	—	323,074	—	—	—	—	324,580
Exercise of options	635,836	636	—	—	107,017	—	—	—	—	107,653
In lieu of payment of interest	261,206	261	—	—	71,847	—	—	—	—	72,108
Detachable warrants granted with:
Convertible debt	—	—	—	—	593,900	—	—	—	—	593,900
Restricted stock	—	—	—	—	80,400	—	—	—	—	80,400
Common stock under SPA	—	—	—	—	481,444	—	—	—	—	481,444
Warrants granted for:
Services arranging financing	—	—	—	—	643,600	—	—	—	—	643,600
Business development services	—	—	—	—	270,000	—	—	—	—	270,000
Extensions of short-term loans	—	—	—	—	46,000	—	—	—	—	46,000
Options granted in lieu of interest	—	—	—	—	55,531	—	—	—	—	55,531
Amortization of Deferred compensation	—	—	—	—	—	—	30,000	—	—	30,000
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(8,027,819)	—	(8,027,819)
Other comprehensive expense—
Currency translation adjustment	—	—	—	—	—	—	—	—	(6,684)	(6,684)
Total comprehensive loss	—	—	—	—	—	—	—	—	—	(8,034,503)
Balance, December 31, 2004	79,834,341	79,834	611,111	6,111	22,864,141	537,331	(75,000)	(27,629,978)	(56,080)	(4,273,641)
Beneficial conversion feature of convertible notes	—	—	—	—	3,072,963	—	—	—	—	3,072,963
Conversion of convertible notes	12,530,017	12,530	—	—	2,222,470	—	—	—	—	2,235,000
Issuance of common stock:
For services	361,416	361	—	—	111,189	—	—	—	—	111,550
Under SPA (SBI & Camofi)	5,000,001	5,000	—	—	1,217,222	—	—	—	—	1,222,222
Exercise of warrants	6,177,605	6,179	—	—	1,149,996	—	—	—	—	1,156,175
Exercise of “cash-less” warrants	1,207,341	1,207			(1,207)					—
Exercise of options	1,430,382	1,430	—	—	320,325	—	—	—	—	321,755
In lieu of payment of interest	1,495,837	1,496	—	—	369,590	—	—	—	—	371,086
Purchase of Quantum Energy Net Assets	750,000	750	—	—	239,250	—	—	—	—	240,000
Warrants granted for commissions on financing	—	—	—	—	282,001	—	—	—	—	282,001
Warrants granted for services	—	—	—	—	60,523	—	—	—	—	60,523
Detachable warrants granted with convertible debt	—	—	—	—	1,447,310	—	—	—	—	1,447,310
Amortization of deferred compensation	—	—	—	—	—	—	30,000	—	—	30,000
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(10,213,938)	—	$(10,213,938)
Other comprehensive expense—
Currency translation adjustment	—	—	—	—	—	—	—	—	55,235	55,235
Total comprehensive loss	—	—	—	—	—	—	—	—	—	$(10,158,703)

Balance, December 31, 2005	108,786,940	$108,787	611,111	$6,111	$33,355,773	$537,331	$(45,000)	$(37,843,916)	$(845)	$(3,881,759)

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements

WORLDWATER & POWER CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note (1)   Liquidity

At December 31, 2005, WorldWater & Power Corp. (“WorldWater/Company”) had a working capital deficit of $1,282,316 and a Stockholders’ deficiency of $3,881,759.

These consolidated financials are presented on the basis that the Company will continue as a going-concern. The going-concern concept contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company’s history of recurring losses, working capital deficit, and stockholders’ deficiency raise substantial doubt about the Company’s ability to continue as a going-concern. The Company has historically financed operations and met capital expenditures requirements primarily through sales of capital stock and, to a lesser extent, research and product revenues and solar system equipment sales. Management continues to raise capital through the sale of common stock and additional borrowings. In addition, management is continuing to market its products domestically and internationally. However, there can be no assurances that the company will be successful in these efforts. The consolidated financial statements do not include any adjustments that might result from the outcome of this going-concern uncertainty.

The Company needs additional financing to execute its business plan to enhance its intellectual property rights, respond to competitive pressures, and develop complementary businesses or necessary technologies. The Company does not know whether it will be able to raise additional financing on favorable financing terms. If adequate funds are not available or are not available on acceptable terms, the Company’s ability to fund its operations and expand sales distribution network, or otherwise respond to competitive pressures will be significantly limited.

Note (2)   Nature of the Business

Effective June 22, 2005 the shareholders of the Company approved the change of the Company’s name from WorldWater Corp. to WorldWater & Power Corp.

WorldWater is an international solar engineering and project management company with unique, high-powered solar electric technology and expertise, providing alternative energy solutions to a wide variety of customers in both domestic and international markets. Until 2002, WorldWater’s business was focused exclusively on providing developing countries with water and power solutions. Since then, the Company has placed increasing emphasis on domestic markets, principally in California, New Jersey, and their surrounding states, and is addressing the needs of residential, commercial and industrial customers, in both the public and private sectors. The Company will continue to selectively submit proposals to various foreign governments in need of solving critical water supply and energy problems using the Company’s proprietary solar technology.

With significantly rising energy prices and related shortages, along with significant state and federal incentives, and utility company rebate programs, domestic markets have emerged as the Company’s highest priority. WorldWater is uniquely positioned to deliver a wide range of product and service offerings, from solar-powered equipment and installations, both fixed and mobile, to large-scale, turnkey solar energy and water system solutions, specializing in variable frequency drive (VFD) applications that deliver high customer value. The foundation and enabler for these offerings is WorldWater’s substantial technical expertise and proprietary solar technology, including its AquaMax™ System, AquaDrive™ Controller, AquaMeter™ Water Meter, and soon to be introduced, MobileMaxPure™.

Information with respect to the Company’s geographic segments for the years ended December 31, 2005 and 2004 is presented below:

	Revenue		Long-lived Assets
	2005	2004	2005	2004
United States	$1,998,937	$5,837,224	$50,615	$58,611
Philippines	32,543	—	—	—
Total	$2,031,480	$5,837,224	$50,615	$58,611

Note (3)   Summary of Significant Accounting Policies

A summary of the major accounting policies followed by the Company in the preparation of the accompanying financial statements is set forth below.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company’s subsidiaries WorldWater (Phils) Inc. and WorldWater Holdings Inc., a Delaware Corporation, and certain other inactive subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company’s wholly-owned inactive subsidiaries include:

WorldWater, Inc., a Delaware Corporation

WorldWater East Africa Ltd., a Tanzanian Corporation

WorldWater Pakistan (PVT.), LTD., a Pakistan Company

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Estimates are used for, but not limited to, foreign currency translation, depreciation, taxes, the guaranty liability for the value of Renewable Energy Credits, loses on uncompleted contracts and the value of shares issued. Although these estimates are based on management’s best knowledge of current events and actions that the company may undertake in the future, actual results may be different from the estimates.

Foreign Currency Translation

Assets and liabilities of the Company’s active non-U.S. subsidiary, WorldWater (Phils) Inc., which operates in the local currency of the Philippines, are translated to U.S. dollars at exchange rates in effect at the balance sheet date with the resulting translation adjustment recorded in other comprehensive income. Income and expense accounts are translated at average exchange rates during the year.

Fair Value of Financial Instruments

The carrying value of accounts receivable, accounts payable, and accrued expenses approximate their respective fair values due to their short maturities. The fair value of the Company’s notes payable and debt are estimated based on the current rates offered to the Company for debt of the same remaining maturities and similar terms. See “Guarantor Agreements” below for disclosures regarding the fair value of the Company’s exposure for Renewable Energy Credits (“RECs”) which have been accrued on the Balance Sheet as of December 31, 2005 and 2004.

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with a high quality financial institution. With respect to accounts receivable as of December 31, 2005, 26% of the receivables, including related party receivables, were from two residential customers and two water utility customers and 56% were rebates owed by state agencies administering clean energy initiatives generated from the sale of solar equipment installed in the United States of which 40% had, been collected during the first quarter of 2006. The Company does not require collateral or other security against accounts receivable; however, it maintains reserves for potential credit losses and such losses have historically been within management’s expectations. The Company had 2 customers accounting for 64% of revenue in the year ended December 31, 2005 and two customers accounting for 96% of revenue in the year ended December 31, 2004. The Company had no amounts receivable from its 2 major customers in 2005 as of December 31, 2005.

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

Renewable Energy Credit Guarantee (RECs)

Under the equipment sales contract for the 267,840 kW (DC) solar-driven irrigation and energy system built in 2004 and a 42.7 kW solar-pumping and energy system currently in construction, the Company has guaranteed the price of certain Renewable Energy Certificates (RECs) to be generated by the installation during the first seven years of operation. Based on current market indications, the Company estimates its guarantee obligation may result in a potential loss of $452,907 which is tied to the future market and trading value of RECs traded in California. Without the knowledge of the future value of these RECs, the Company recorded as reductions of Contract Revenue: estimated losses of $393,617 in the year ended December 31, 2004 and $59,290 in the year ended December 31, 2005. Adjustments to the estimated guarantee obligation will be recognized as an adjustment of revenue over the seven year term of the respective guarantee obligations.

Product Warranty

The Company provides for the estimated cost of product warranties at the time revenue is recognized. Since the Company has a limited operating history, adjustments in future periods may be required as its installations mature. The following table summarizes the activity regarding the Company’s warranty accrual:

Balance, December 31, 2003	$27,206
Accruals for warranties issued during 2004	79,794
Utilization of warranty reserve	—
Balance, December 31, 2004	107,000
Accruals for warranties issued during 2005	6,863
Utilization of warranty reserve	(4,476)
Balance, December 31, 2005	$109,387

The product warranty accrual is included in Accounts Payable and Accrued Expenses in the Company’s Consolidated Balance Sheet.

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

Revenue Recognition

The Company derives revenue primarily from fixed-price contracts through which the Company provides engineering, design, and procurement services, materials and equipment, and construction / installation services. Revenue is also generated through the sale of solar-related equipment, and to a lesser extent from consulting projects, and government-funded grants.

Contract revenues are recorded when there is persuasive evidence that a binding contractual arrangement exists, the price is fixed and determinable, the Company has commenced work on the project, and collectibility is reasonably assured.

Contract revenues are recognized using the percentage of completion method. The percentage of completion is calculated by dividing the direct labor and other direct costs incurred, by the total estimated direct cost of the project. Contract value is defined as the total value of the contract, plus the value of approved change orders. Estimates of costs to complete are reviewed periodically and modified as required. Provisions are made for the full amount of anticipated losses, on a contract-by-contract basis. These loss provisions are established in the period in which the losses are first determined. Changes in estimates are also reflected in the period they become known.

Revenues from solar-related equipment sales containing acceptance provisions, are recognized upon customer acceptance. Cash payments received in advance of product or service revenue are recorded as customer deposits.

Revenues from consulting projects are recognized as services are rendered. Grant revenues are recognized when received, or if based on entitlement periods, when entitlement occurs.

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

Equipment and Leasehold Improvements

Equipment and leasehold improvements are carried at cost, less accumulated depreciation and amortization, and are depreciated and amortized for financial reporting purposes using the straight-line method. Depreciation for income tax purposes is computed using accelerated methods. The estimated useful lives are: computers and information equipment, 5 years; office furniture, vehicles, and test and assembly fixtures, 5 to 7 years; and, leasehold improvements, the shorter of 7 years or the life of the lease. Upon retirement or disposal, the asset cost and related accumulated depreciation are removed from the accounts and the net amounts, less any proceeds, are charged or credited to income.

Expenditures for maintenance and repairs are expensed as incurred. Expenditures, which significantly increase asset value or extend useful lives, are capitalized.

Loan Origination Costs

The Company finances part of its operations through the issuance of debt and incurs a substantial amount of costs associated with the acquisition of such debt. The Loan Origination Costs are capitalized and amortized over the life of the debt. Upon early termination of the debt, any remaining costs are charged to Debt Sourcing Fees.

Research and Development

Research and development costs are expensed as incurred.

Advertising Costs

Advertising costs are expensed as incurred and were approximately $42,472 and $85,106 for the years ending December 31, 2005 and 2004, respectively.

Stock-Based Compensation

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for its fixed stock option plans. As such, compensation expense for grants to employees or members of the Board of Directors would be recorded on the date of grant only if the current market price of the Company’s stock exceeded the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation,” or SFAS 123, as amended by SFAS No. 148 (“Accounting for Stock-Based Compensation—Transition and Disclosure”), establishes accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted under SFAS 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above and has adopted the disclosure requirements of SFAS 123, as amended.

If the exercise price of employee or director stock options is less than the fair value of the underlying stock on the grant date, the Company amortizes such differences to expense over the vesting period of the options. Options or stock awards issued to non-employees and consultants are recorded at fair value as determined in accordance with SFAS 123 and EITF No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employee for Acquiring, or in Conjunction with Selling, Goods or Services,” and expensed over the related vesting period.

The following table illustrates the effect on net income and net income per share as if the fair-value-based method under SFAS 123 had been applied. Option forfeitures are accounted for as they occurred and no amounts of compensation expense have been capitalized into inventory or other assets, but instead are considered period expenses in the pro forma amounts.

	2005	2004
Net loss, as reported	$(10,213,939)	$(8,027,819)
Add: Stock based employee compensation expense included in reported net loss, net of related tax effects	30,000	30,000
Deduct: Stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(840,210)	(874,076)
Pro forma net loss	$(11,024,149)	$(8,871,895)
Loss per share:
Basic and Diluted—as reported	$(0.11)	$(0.12)
Basic and Diluted—pro forma	$(0.12)	$(0.14)

The Company estimates the fair value using the Black-Scholes option pricing based on the following assumptions:

	2005	2004
Expected term until exercised, years	10	10
Expected stock price volatility, average	49%	60%
Risk-free interest rate, zero coupon U.S. Treasury Notes	4%	4%
Expected dividend yield	0%	0%
Weighted-average fair value per option	$0.26	$0.19

Equity Security Transactions

The Board of Directors has established the fair value of common stock based upon quoted market prices existing at the dates such equity transactions occurred.

Net Loss Per Common Share

Basic loss per share includes no dilution and is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. As presented, the Company’s basic and diluted loss per share attributable to common stockholders is based on the weighted average number of common shares outstanding during the period. The calculation of diluted net loss per common share for the years ended December 31, 2005 and 2004 does not include other potential common shares, including shares issuable upon exercise of options, warrants and conversion rights, since their effect would be antidilutive due to the Company’s losses. Below is a table of the potential issuable shares as of December 31, 2005 and 2004, respectively:

	As of December 31.2005	As of December 31, 2004
Warrants	36,789,366	31,165,000
Debt conversion rights	24,332,581	25,227,000
Stock options	11,810,392	10,015,000
Preferred stock conversion rights	611,111	6,500,000
Total	73,543,450	72,907,000

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections—replacement of APB Opinion No. 20 and FASB Statement No. 3” was issued. SFAS No. 154 changes the accounting for and reporting of a change in accounting principle by requiring retrospective application to prior periods’ financial statements of changes in accounting principle unless impracticable. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” or SFAS 123R. SFAS 123R requires compensation cost relating to share-based payment transactions be recognized in financial statements based on the fair value of the equity or liability instruments issued. SFAS 123R covers a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. SFAS 123R replaces SFAS 123, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, SFAS 123 permitted entities to continue to apply the guidance in APB Opinion No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used.

The pro forma disclosures included in the Company’s consolidated financial statements for 2005 and prior periods, as previously permitted under SFAS No. 123, will no longer be an alternative for financial statement recognition.

The Company adopted Statement 123(R) on January 1, 2006. This statement applies to all awards granted after the date of adoption and to awards modified, repurchased, or cancelled after that date. The value of the unvested stock options at December 31, 2005 is approximately $882,152, of which $753,505 will be expensed in 2006. The amount will be expensed in the future over the remaining vesting period, which is two years.

On November 24, 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which is an amendment to ARB No. 43, Chapter 4. It clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Under this Statement, these costs should be expensed as incurred and not included in overhead. Further, SFAS No. 151 requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.

Management believes the adoption of this Statement will not have a material effect on the consolidated financial statements.

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

The Company has accounted for this acquisition using the purchase method of accounting. Accordingly, the purchase price has been allocated based upon the estimated fair value of the assets and liabilities acquired.

Assets acquired and liabilities assumed are as follows:

Fair value of assets purchased (primarily inventory and fixed assets)	$38,233
Intangible assets	221,500
259,733
Fair value of liabilites assumed	(19,733)
Common stock of Company issued	(240,000)
Net cash paid	$—

Of the $221,500 of the acquired intangible net assets, $120,000 was assigned to a non-compete agreement and will be charged to operations over the term of the agreement (3 years) and $98,500 was assigned to customer contracts which was charged to operations in the fourth quarter of 2005, as the contracts were completed. The pro forma effect of the acquired company was deemed immaterial to the Company with the exception of revenue, which was approximately $450,000 for the period January 1, 2005 through August 31, 2005.

Note (5)   Contracts

	As of December 31,
	2005	2004
Costs incurred on contracts	$2,442,477	$—
Estimated earnings, less foreseeable losses	(527,021)	—
	1,915,456	—
Billings to date	(1,480,273)
Net costs and estimate earnings/losses in excess of billings	$435,183	$—
These amounts are included in the accompanying consolidated balance sheets under the following captions:
Costs and estimated earnings/losses in excess of billings	$466,985	$—
Billings in excess of costs and estimated earnings/losses	(31,802)	—
	$435,183	$—

Note (6)   Equipment and Leasehold Improvements

Equipment and leasehold improvements consist of the following at December 31, 2005 and 2004:

	2005	2004
Office furniture and equipment	$122,205	$115,225
Vehicles	79,634	92,307
Computers	64,719	59,221
Test equipment and assembly fixtures	34,903	38,334
Leasehold improvements	7,171	8,123
	308,632	313,210
Less accumulated depreciation and amortization	(258,017)	(254,599)
Equipment and leasehold improvements, net	$50,615	$58,611

Note (7)   Intangible Assets

Intangible assets are listed below as of December 31, 2005 and the associated amortization for the year ended December 31, 2005. The Company did not have capitalized intangible assets as of December 31, 2004.

	As of December 31,
	2005	2004
Loan origination costs	$661,634	$—
Accumulated amortization	(373,946)	—
Loan origination costs, net	$287,688	$—
Non-compete agreement, customer list and trade name	$123,000	$—
Accumulated amortization	(13,333)	—
Non-compete agreement, net	$109,667	$—
Purchased customer contracts	$98,500	$—
Accumulated amortization	(98,500)	—
Purchased customer contracts, net	$—	$—

Note (8)   Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at December 31, 2005 and 2004:

	2005	2004
Accounts payable—contracts	$854,397	$627,081
Accounts payable—other	761,809	805,984
Accrued salaries	250,085	475,478
Accrued interest	226,446	402,467
Accrued warranty reserve	109,387	107,000
Accrued sales commission	56,991	88,023
Accrued payroll taxes and withholdings	13,127	41,792
Other accrued expenses	16,365	10,310
Total	$2,288,607	$2,558,135

Note (9)   Securities Purchase Agreements

2004-Securities Purchase Agreement with SBI Brightline VIII LLC( “SBI Brightline SPA”)

In April 2004, the Company entered into the SBI Brightline SPA calling for the sale of common stock and issuance of warrants as shown in the table below.

	Common Stock Purchase Rights		Warrant Rights
Tranche No.	No. of Shares	Price Per Share	No. of Warrants	Price Per Warrant
Purchased Prior to December 31, 2004
1	7,000,000	$0.17	2,100,000	$0.17
2	5,000,000	$0.22	1,500,000	$0.22
Available to Be Purchased As of December 31, 2004
3	5,000,000	$0.27	1,500,000	$0.27
Total/Average	17,000,000	$0.214	5,100,000	$0.214

The trading price of the Company’s common stock during the several weeks leading up to April 1, 2004, the effective date of the SBI Brightline SPA, was generally greater than the price per share for the Tranche No. 1 shares that were sold under the SBI Brightline SPA; however, the average closing price during March 2004 was slightly more than $0.20 per share and the average share price of all of the shares to be sold under the SBI Brightline SPA is slightly greater than $0.21 per share.

In the first quarter of 2005, the Company issued and sold to SBI Brightline 740,740 shares of common stock at a price of $0.27 per share as the initial installment of the third Tranche resulting in equity proceeds of $200,000. In conjunction with the sale of the stock, the Company issued 222,222 unregistered warrants at a price of $0.27 per share included in the third Tranche shown above.

On July, 2005, SBI Brightline assigned its rights to the remaining shares of the third tranche of the SPA  to Camofi 2005.

2005 Securities Purchase Agreement with Camofi Master LDC (“Camofi SPA”)

Under the terms of the Camofi SPA agreement entered in July, 2005, Camofi acquired:

•  4,259,260 common shares of the Company at $0.24 per share resulting in net proceeds of $1,022,222 which were the remaining shares of the third Tranche of the SPA;

•  Warrants to purchase an aggregate of 1,277,778 shares of common stock of the Company at an exercise price of $.22 per share associated with the sale of common stock.

•  A $3,250,000 principal amount 10% convertible note due July 21, 2008 (“July 21, 2008 Note”) for a purchase price of $3,000,000, which was convertible into 18,055,556 shares of the Company’s common stock at closing (see Long-Term Debt and Notes Payable Note); and

•  Warrants to purchase an aggregate of 9,027,778 shares of common stock of the Company at an exercise price of $.18 per share associated with the July 21, 2008 Note issuance.

Note (10)   Long-Term Debt and Notes Payable

Long-term debt (including convertible debt) and notes payable consist of the following uncollateralized loans outstanding at December 31, 2005 and 2004:

					Option
					to Pay
					Interest		Potential
					in either	Conversion	Number of	December 31, 2005		December 31, 2004
		Stated	Effective		Common	Price of	Shares		Net		Net
Maturity	Holders	Interest	Interest	Interest	Stock	Common	Upon	Face	Amount	Face	Amount
Date	of Loans	Rate	Rate	Period	or Cash	Stock	Conversion	Amount	Outstanding	Amount	Outstanding
Paid-off 4th Qtr	Foreign Credit	18%	18%	Monthly	Yes	30%	—	$—	$—	$1,000,000	$1,000,000
	Unions					Discount
						to
						Market of
						with Cap
						$0.40 and
						floor of
						$0.10 per
						share at
						option of
						Company
2006	Funds &	10%	19-30%	Semi-Annual	Yes	$0.150	1,566,667	235,000	218,522	1,220,000	932,164
	Qualified
	Individual
	Investors
2007	Funds &	10%	19-30%	Semi-Annual	Yes	$0.150	1,783,667	267,550	230,842	912,550	648,223
	Qualified
	Individual
	Investors
2008	Funds &	10%	19-30%	Majority	Yes	$0.178	20,638,889	3,675,000	2,823,287
	Qualified			Monthly
	Individual
	Investors
On Demand	Qualified	0% to 10%	0% to 15%	Majority	No	N/A	N/A	3,000	3,000	83,000	83,000
	Individuals			Monthly &
				Semi-Annual
On Demand	Qualified	10%	10%	Maturity	No	$0.400	132,500	53,000	53,000	53,000	53,000
	Individual
	Investors
Stated Maturity	Qualified	8%	8%	Maturity	No	$0.400	125,000	50,000	50,000	50,000	50,000
Date 1997	Individual
	Investor
Not Stated	Qualified	Not	4.50%	Not stated	N/A	$0.495	85,859	42,500	42,500	42,500	42,500
	Individual	stated—
	Investors	imputed
		at 4.5%
2010	Financial	8%		Monthly	No	N/A	N/A	107,475	107,475	32,353	32,353
	Institution			principal &
				interest
				payments
						Total	24,332,581	$4,433,525	3,528,626	$3,393,403	2,841,240
							Less current portion		769,180		1,235,714
							Long-term portion		$2,759,446		$1,605,526

In conjunction with the Brightline SPA described in the Securities Purchase Agreements Note, the Company entered into a Term Loan with HIT Credit Union and Hong Kong League Central Credit Union (the “Lenders”) and SBI Advisors, LLC as agent for the Lenders for $800,000 in April, 2004. A financing fee of $80,000 was paid to the Lenders.  The financial advisor to the lenders, SBI Advisors, LLC, received five-year warrants to purchase 600,000 common stock shares exercisable at $0.30 as placement agent for the Term Loan. The Company recorded an expense of $138,000  in 2004 as a result of the issuance of these warrants.

In the third quarter of 2004, the Term Loan was amended to allow for borrowings up to $1,000,000 and amounts borrowed to be repaid and re-borrowed from time to time, the interest rate was lowered from 18% to 15% and the maturity date was extended to October 31, 2005. In December 2004, the Term Loan

was amended to allow for the Company, at its sole option, provided the shares issued are tradable, to convert a portion or all of the Term Loan outstanding into common stock of the Company at a discount of 30% to then current market price of the stock, provided the conversion price cannot be below $0.10 per share and higher than $0.40 per share. As a result of the addition of the conversion feature to the terms of the Term Loan, the Company recorded a beneficial conversion expense of $428,571 in the fourth quarter of 2004.

As a condition to obtaining an extension of the maturity date of the term loan  from October 31, 2005 to July 31, 2006, in July, 2005, the Company paid down $400,000 in principal resulting in $600,000 of principal remaining outstanding and agreed to increase the annual interest rate to 18% from 15%. The extension in maturity was a condition to closing the Camofi SPA described in Securities Purchase Agreements Note.

The Company had the option to convert the principal amount of the Term Loan, and all accrued and unpaid interest may be repaid in shares of the Company’s common stock, provided such shares are registered under the Securities Act of 1933, as amended. The conversion price at which common stock is issuable to the Lenders is the average closing price of the Company’s common stock for the 10 trading days immediately preceding the date of the notice of conversion, less a thirty percent (30%) discount; provided, that in no event will the conversion price be greater than $0.30 or less than $0.10 per share.  In addition, September, 2005 and November, 2005, the Company exercised its option and converted the remaining balance of $600,000 of the Term Loan in two installments ($300,000 each) into two blocks of 1,000,000 shares of the Company’s stock thereby retiring the Term Loan.

In conjunction with the Camofi SPA, described in the Securities Purchase Agreements Note, in July, 2005, the Company entered into the July 21, 2008 Note, a $3,250,000 principal amount 10% convertible note due July 21, 2008, for total proceeds of $3,000,000, which was convertible into 18,055,556 shares of the Company’s common stock.  The July 21, 2008 Note is convertible into the Company’s common stock at a price equal to the lesser of (i) the volume-weighted average stock price for the 10 trading days prior to conversion, and (ii) $0.18 per share; provided that the conversion price shall not exceed the closing price on the day prior to conversion. The Company is paying a premium of $250,000 which will be amortized over the three year term of the July 21, 2008 Note.  Repayment of the July 21, 2008 Note and payment of associated interest can be made in cash or in registered shares of common stock of the Company, or a combination of both, at the option of the Company, in equal principal installments of $154,762 commencing November 2006 and ending July 2008. The Investor has the option to convert all or any part of the outstanding principal to common stock of the Company.  In the first quarter of 2006 the note holder exercised its option to convert $2,500,000 of the outstanding principal into 13,888,890 common shares of the Company.   The Company’s obligations under the July 21, 2008 Note are secured by a first lien security interest on the Company’s assets.

In addition to the July 21, 2008 Note, the Company entered into Convertible Notes, $250,000 with an investment fund and $100,000 with a private investor in July, 2005.  The Convertible Notes bear 10% interest which at the option of the Company can be paid in cash or in shares of the common stock of the Company, or a combination of both.  The Holders have the option to convert all or any part of the outstanding principal into common stock of the Company at a conversion price of $0.18 per share. In the fourth quarter of 2005 the investment fund Holder converted $125,000 of their outstanding principal into 694,444 common shares of the Company.

In conjunction with the issuance of the July 21, 2008 Note and the Convertible Notes in July 2005, the Company issued four-year warrants for the purchase of up to 9,611,112 shares of the Company’s common stock, at an average exercise price of $0.18 per share, which are exercisable at any time by the Investor and Holders. In the first quarter of 2006 a Holder of the Convertible Notes exercised all of their warrants.

The Company recorded a discount to the July 21, 2008 Note and the Convertible Notes of $3,072,963 that represented the beneficial conversion feature of the July 21, 2008 Note and 1,447,308 that represented the discount allocated to the warrants issued in conjunction with the debt issuance. The discount represented by the beneficial conversion feature of the notes was expensed in 2005. The fair value of the warrants was determined using the Black-Scholes option pricing model. The discount relating to the warrants on the note was allocated from the gross proceeds and was recorded as additional paid-in capital and is being amortized to interest expense over the term of the Convertible Notes. Should the notes be converted or paid off prior to the repayment terms, the amortization of the warrant discount will be accelerated on a pro-rata basis.

The maturities of long-term debt (face amount) are:

2006	$769,180
2007	2,135,930
2008	1,520,433
2009	3,840
2010	4,142
Total	$4,433,525

Note (11)   Related Party Transactions

Notes Payable

The Company had outstanding notes payable owed to directors, officers and employees of the Company as of December 31, 2005 and 2004 as follows:

	2005	2004
Directors	$3,000	$98,706
Officers and employees	32,748	115,013
Total	35,748	213,719
Less current maturities	(35,748)	(123,013)
Total long term note payable, related party	$—	$90,706

Notes payable to directors, officers and employees are due on demand and accrue interest at 10% per annum.

Other Related Party Transactions

The Company leases office and laboratory facilities from the Chairman of the Company. Lease payments to the Chairman were $36,000 and $39,000 in 2005 and 2004, respectively, plus utilities and maintenance, see Commitments note.

Included in accrued sales commissions as of December 31, 2005 is $ 46,919 owed the Chairman under a management services fee agreement which expired December 31, 2005 calling for a management services/sales incentive fee equal to one-half percent (0.5%) of the Company’s gross product revenues less any related product returns, rebates, allowances, freight charges, tariffs and sales taxes, not to exceed $250,000 per annum.

Note (12)   Convertible Preferred Stock

In 2001, the Company issued a total of 66,667 shares of Series A 7% three-year Convertible Preferred Stock in exchange for financial public relations services. The shares were issued at $0.90 per share and the services were valued at $60,000 and recorded in the financial statements. In October 2004, the shares of Series A Preferred Stock were converted into 66,667 shares of common stock issue at $0.90 per share.

In 2000, the Company issued 611,111 shares of Series B 7% three-year Convertible Preferred Stock at $0.90 per share. The Series B Preferred Stock proceeds were intended to be used by the Company for the initial operating requirements of WorldWater (Phils) Inc., the Company’s Philippine subsidiary. The conversion privileges, which expired September 2003, were convertible either into 10% of WorldWater (Phils) Inc. or into 611,111 common shares of the Company.

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

Dividends on the Series B were accrued through September 30, 2004 at the rate of 7% and shown as ‘Accretion of preferred stock dividends’ in the Consolidated Statements of Operations.

Note (13)   Common Stock Transactions

Common stock transactions during the twelve months ended December 31, 2005 consisted of the following:

		Price Per
	Shares	Share
Shares Issued and Outstanding December 31, 2004	79,834,341
Conversion of Convertible Loans totaling $1,340,000	12,530,017	$0.18
Warrants exercised	7,384,946	$0.22
Shares sold under Stock Purchase Agreements	5,000,001	$0.24
Shares issued in lieu of payment of cash for interest	1,495,837	$0.25
Stock options exercised	1,430,382	$0.22
Shares issued to purchase Quantum Energy Net Assets	750,000	$0.32
Shares issued as compensation for public relations, business development and for the purchase of RECs	361,416	$0.31
Shares issued during the year ended December 31, 2005	28,952,599	$0.21
Shares issued and Outstanding December 31, 2005	108,786,940

Note (14)   Warrant Transactions

The Company accounts for transactions with non-employees, in which financing, goods or services are the consideration received for the issuance of equity warrant instruments under the fair value method. The fair value of the warrant was calculated using the Black-Scholes pricing model with the following assumptions: dividend yield of zero percent; expected volatility of 41%; risk free interest rate of 4% and an average term of 4 years. The relative fair value of the warrants resulted in non-cash expenses charges of $1,985,000 and $30,000 for the years ended December 31, 2005 and 2004. All warrants are exercisable.

Warrant transactions consisted of the following during the twelve months ended December 31, 2005:

	Exercisable
	Warrants	Stock Price
Warrants Outstanding As of December 31, 2004	31,164,631	$0.15 to $0.50
Detachable warrants issued in conjunction with the issuance of $3,600,000 in Notes Payable	9,611,112	$0.18
Detachable warrants issued in conjunction with the issuance of $1,222,222 of registered common stock shares	1,500,223	$0.23
Warrants issued in consideration for extentsions of short-term loans by a Director and Shareholders	318,363	$0.25
Warrants granted on commissions as debt and equity financings	2,171,637	$0.19
Warrants for services	425,000	$0.35
Exercise of Warrants (capital addition included in the Stock Transactions Note)	(7,384,946)	$0.22
Expiration of Outstanding Warrants	(1,016,654)
	5,624,735
Warrants Outstanding As of December 31, 2005	36,789,366	$0.15 to $0.50

Warrants outstanding expire as follows:

	Warrants	Strike
Year	Expiring	Price
2006	974,500	$0.15-0.30
2007	2,885,666	0.15-0.50
2008	6,968,615	0.15-0.37
2009	25,960,585	0.15-0.40
	36,789,366

Note (15)   Income Taxes

Income tax benefit for the years ended December 31, 2005 and 2004 were as follows:

	2005	2004
Federal:
Current	$—	$—
Deferred	—	—
	$—	$—
State:
Current	$—	$—
Deferred	—	—
Benefit from sale of net operating losses and research credits	(200,953)	(219,381)
	$(200,953)	$(219,381)

Income taxes computed using the federal statutory income tax rate differs from the Company’s effective tax rate primarily due to the following for the years ended December 31, 2005 and 2004:

	2005	2004
Income tax benefit at US federal statutory tax rate	$(3,541,000)	$(2,676,000)
State income taxes, net of federal tax effect	(426,800)	(281,900)
Permanent items	1,098,200	1,062,296
Change in deferred tax asset valuation allowance	2,869,600	1,895,604
Benefit from sale of New Jersey net operating losses and research credits	(200,953)	(219,381)
	$(200,953)	$(219,381)

As of December 31, 2005, the Company had federal and state net operating loss carryforwards totaling approximately $28,244,200 and $9,913,900, respectively, available to reduce future taxable income and tax liabilities which expire at various dates between 2006 and 2025. In addition, as of December 31, 2005, the Company had federal research and development tax credit carryforwards of approximately $180,600 available to reduce future taxable income and tax liabilities which expire at various dates between 2025. Under provisions of the Internal Revenue Code, substantial changes in the Company’s ownership may limit the amount of net operating loss carryforwards and research and development credit carryforwards, which can be used in future years. The carryforwards will expire as follows:

Year	Net Operating Loss Carryforwards		Research and Development Tax Credits
Expiring	Federal	State	Federal	State
2006	402,700	—	—	—
2007	251,100	—	—	—
2008	641,300	—	—	—
2009	887,900	—	19,600	—
2010	912,400	—	15,200	—
2011	981,200	2,567,000	15,400
2012	—	7,346,900	—	—
2016	—	—	—	—
2017	1,263,200	—	12,900	—
2018	1,337,700	—	20,400	—
2019	660,000	—	16,100	—
2020	1,746,200	—	17,700	—
2021	1,455,000	—	16,500	—
2022	1,830,900	—	8,100	—
2023	3,753,700	—	18,700	—
2024	4,774,000	—	20,000	—
2025	7,346,900	—	—	—
	$28,244,200	$9,913,900	$180,600	$—

Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Management has considered the Company’s history of losses and, in accordance with the applicable accounting standards, has fully reserved the deferred tax asset. Deferred tax assets consist of the following at December 31, 2005 and 2004:

	2005	2004
Gross deferred tax assets
Net operating loss carryforwards	$10,108,500	$7,173,000
Warranty reserve	43,900	64,600
Accrued expenses and deferred compensation	122,800	168,000
	10,275,200	7,405,600
Gross deferred tax liabilities
Deferred tax valuation allowance	(10,275,200)	(7,405,600)
	$—	$—

The Company participates in the State of New Jersey’s corporation business tax benefit certificate transfer program (the “Program”), which allows certain high technology and biotechnology companies to transfer unused New Jersey net operating loss carryovers and research and development tax credits to other New Jersey corporation business taxpayers. In 2005, the Company submitted applications to the New Jersey Economic Development Authority (the “EDA”) to participate in the Program for the years 2004 and 2003, and the applications were approved. The EDA then issued certificates certifying the Company’s eligibility to participate in the Program for these years.

During 2005, the Company sold approximately $2,207,000 and $210,000 of its 2004 and 2003 New Jersey State net operating loss carryforwards, and $10,800 of its 2004 research and development tax credits, resulting in the recognition of a $200,953 tax benefit.

During 2004, the Company sold approximately $1,200,000 and $1,450,000 of its 2003 and 2002 New Jersey State net operating loss carryforwards, and $6,020 and $14,418 of its 2003 and 2002 research and development tax credits, and recognized a tax benefit of $219,381.

Note (16)   Stock-Based Compensation Plans

Incentive Stock Option Plan

In 1999, the Board of Directors and stockholders approved the Company’s 1999 Incentive Stock Option Plan (the “1999 Plan”), which was amended in 2004 with the approval of the Board of Directors and stockholders to increase the amount of available shares under the plan to a maximum of 15,000,000 million shares. The 1999 Plan authorizes the issuance of incentive stock options and nonqualified stock options. The Compensation Committee determines the type, amount and terms, including vesting, of any award made under the incentive plan. Incentive stock options granted generally vest as follows: grants to officers—generally over a defined term up to three years; and grants to employees—over the succeeding twelve months and expire between three and ten years from the date of the grant. Nonqualified stock option grants to directors and consultants generally vest immediately upon grant and expire three years from the date of grant.

The following is a summary of stock option activity:

		Weighted-Average
	Shares	Exercise Price
Balance, December 31, 2003	6,130,907	$0.22
Granted	5,271,586	0.27
Cancelled	(635,836)	0.16
Exercised	(751,332)	0.19
Balance, December 31, 2004	10,015,325	0.25
Granted	3,430,988	0.31
Cancelled	(205,539)	0.27
Exercised	(1,430,382)	0.23
Balance, December 31, 2005	11,810,392	$0.27
Options Exercisable, December 31, 2005	8,552,227	$0.24

Summarized information about stock options outstanding is as follows:

Range of Exercise Prices	Options Outstanding as of December 31, 2005	Average Remaining Contractual Life		Average Exercise Price	Options Exercisable as of December 31, 2005	Average Exercise Price of Exercisable Options
$0.15	3,381,773	6.1	yrs.	$0.15	3,381,773	$0.15
0.22-0.30	3,826,526	8.4		0.27	2,826,526	0.27
0.31-0.40	4,427,093	7.6		0.32	2,168,928	0.33
0.45-0.59	175,000	0.4		0.51	175,000	0.51
Total	11,810,392			$0.27	8,552,227	$0.24

Restricted Stock Agreement

In 2002, the Company granted 1,000,000 shares of restricted common stock for the benefit of its Chairman. Compensation expense for the grant was based on the market price ($0.15) for the common stock and is being amortized on a straight-line basis over the five year vesting period based on continuous service. The recipient has the right to vote all shares subject to the grant, whether or not the shares have vested.

The balance of unearned compensation related to the restricted shares as of December 31, 2005 was $45,000. Compensation expense recognized in each of the years ended December 31, 2005 and 2004 was $30,000.

Note (17)   Employees’ Savings Plan

The Company established a 401(k) plan in 2000 for eligible employees. Under the provisions of the plan, eligible employees may voluntarily contribute a portion of their compensation up to the statutory limit. In addition, the Company can make a matching contribution at its discretion. As of December 31, 2005, the Company has not made any contributions to the plan.

Note (18)   Commitments and Guarantees

The Company’s commitments as of December 31, 2005, for the years 2006 through 2010 and thereafter are estimated below:

Amounts rounded in thousands	2006	2007	2008	2009	2010	Thereafter	Total
Long-tem debt maturities (face amount)	$769,000	$2,136,000	$1,520,000	$4,000	$4,000	$—	$4,433,000
Employment obligations	686,000	203,000	120,000	—	—	—	1,009,000
Renewable energy credit guarantee obligations	87,220	64,176	64,176	64,176	64,176	72,646	416,571
Operating lease payments	221,000	143,000	54,000	—	—	—	418,000
Repayment of grant	118,367	118,367	—	—	—	—	236,734
Total	$1,763,220	$2,546,176	$1,758,176	$68,176	$68,176	$72,646	$6,276,571

Operating Leases

The Company’s executive office, research and development facility is housed in a leased 13,270 square foot site located at 55 Route 31 South, Pennington, New Jersey. The operating lease expires June 25, 2007. In addition the Company has leased office space through May 31, 2006 in Foster City, California which has been shutdown with the acquisition of the Quantum Energy Group. The Quantum Energy Group has leased office space in Applegate, California. The Applegate Office operating lease expires in April 30, 2009. The Company also leases office and testing facilities in Hopewell, New Jersey for conferences, meetings and demonstrations of its products. This facility is leased from the Chairman, as documented in his employment agreement.

Employment Agreements

The Company has entered into employment agreements with its Chairman, Chief Financial Officer and certain key employees of the Company which have remaining terms extending through January 1, 2007. Employment benefits include auto allowances, participation in Company health insurance coverage, and, in the case of the Chairman, maintenance of a whole life insurance policy whose beneficiary is the Chairman’s spouse.

Effective January 23, 2006, the Company entered into an employment agreement with the Chief Executive Officer with a term which expires January 23, 2007.  Annual compensation under the agreement is $96,000 and includes an initial grant of 1,000,000 stock options vesting over the term of the employment agreement.

Note (19)   Contingencies

The Company is subject to various claims and suits from time to time in the ordinary course of its business. The Company is not aware of any pending or threatened litigation that could have a material adverse effect on the Company’s business, financial condition or results of operations.

Note (20)   Supplemental Disclosure of Cash Flow Information

	2005	2004
Cash paid during the year for interest	$242,154	$86,757

Note (21)   Subsequent Events

In the quarter ending March 31, 2006, the Company issued 23,321,000 shares of common stock as the result of warrants and stock options being exercised, loans being converted and the Company issuing common stock for services and in lieu of the payment of interest. The exercise of warrants and common stock options resulted in the infusion of $1,677,949 in new capital to the Company in the quarter.

ITEM 8.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

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

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2005. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are generally effective for gathering, analyzing and disclosing the information that the Company is required to disclose in the reports filed under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Such evaluation did not identify any change in the year ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting; however, there are two areas of material weakness of concern.

In connection with its audit of, and in the issuance of its report on the Company’s financial statements for the year ended December 31, 2005, Amper, Politziner & Mattia, P.C. delivered a letter to the Audit Committee of our Board of Directors and the Company’s management that identifies certain items that it considers to be material weaknesses in the effectiveness of the Company’s internal controls pursuant to standards established by the Public Company Accounting Oversight Board. A “material weakness” is a reportable condition in which the design or operation of one or more of the specific control components has a defect or defects that could have a material adverse effect on an organization’s ability to record, process, summarize and report financial data in the financial statements in a timely manner.

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

The Company believes, as stated above, the limited number of projects completed in the year ended 2005, and the recruitment of its new CFO, the Company’s disclosure controls and procedures are generally effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports filed under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. The Company agrees with its independent auditors that its system of internal control and reporting controls should be improved in line with expected continued growth in commercial operations and intends to take the following implementation steps to improve its accounting functions. The impact of the above conditions were relevant to the fiscal year ended December 31, 2005 and did not affect the results of this period or any prior period.

Mitigation Steps Being Implemented By The Company

To address the issue of limited resources in the accounting function, the Company has retained in 2005 additional external accounting professional consultants with a depth of accounting, auditing and public company reporting expertise to augment the Company’s existing resources in the preparation of the required periodic financial reports of the Company with a primary emphasis on developing an effective quarterly and annual review closing procedures, including researching and selecting the appropriate accounting for and disclosure of significant non-routine complex transactions.

In January 2005, the Company upgraded the version of accounting software. The software has controls built-in to mitigate internal control risk which the Company began utilizing upon the completion of the audit of its 2004 annual financial statements, and has utilized it through fiscal 2005.

b) Changes in internal controls.

None.

PART III.

ITEM 9.                DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth the names, ages and positions of the executive officers and directors of the Company as of December 31, 2005. Their respective backgrounds are described following the table:

NAME	AGE	POSITION WITH THE COMPANY
Quentin T. Kelly	71	Chairman
Dr. Anand Rangarajan	56	Executive Vice President
Peter I. Ferguson	62	Vice President
James S. Brown	50	Executive Vice President, Chief Financial Officer and Corporate Secretary
Joseph Cygler	70	Director
Dr. Davinder Sethi	58	Director
Lange Schermerhorn	65	Director

Quentin T. Kelly founded WorldWater, Inc. in 1984 as a consulting and R&D company and has been Chairman since then and Chief Executive Officer through January 23, 2006 when James S. Farrin was appointed CEO. Mr. Kelly was previously Director of Information Services and Assistant to the President of Westinghouse Electric Corporation from 1965 to 1971, and subsequently became President of Kelly-Jordan Enterprises, Inc., a leisure products company from 1971 to 1975, and then President of Pressurized Products, Inc., manufacturers and international marketers of specialized water systems and products, from 1976 to 1984. Mr. Kelly is an alumnus of Kenyon College and holds three U.S. patents relating to water systems. He has many years’ experience in international business relating to water and power needs in the developing world. He has worked on water supply and solar power projects with governments and several of the international assistance agencies (USAID, UNDP and UNICEF) and more than a dozen governments and private contractors throughout the world.

James  S. Farrin, Chief Executive Officer, held executive positions with several Fortune 500 companies, including eight years with Colgate-Palmolive, in both the US and overseas subsidiaries. He was the President/CEO of WorldWater in 1999-2000. He has an MBA from Stanford University and a BA from Princeton University.

Dr. Anand Rangarajan, Executive Vice President, has been employed by the Company since 1998. He is a solar and water pump specialist with more than 20 years’ experience in all aspects of the solar electric business and has pioneered the development of several proprietary solar water pumping systems, products and markets. His systems have been installed in over 20 countries. He holds a Ph.D. in Engineering from the University of Wisconsin.

Peter I. Ferguson, Vice President of Administration, joined WorldWater in 1989. He previously served as a vice president and general management executive and accountant for companies in New York and New Jersey. He graduated from Rutgers University with a degree in accounting and management.

James S. Brown, Executive Vice President, Chief Financial Officer and Secretary, joined WorldWater in May 2004. Mr. Brown has extensive financial experience in the energy industry. From August 2002 until May 2003, Mr. Brown served as an independent financial consultant. From October 1999 until August 2002, he was Director of Structured Finance, Americas, for Energy Wholesale Operations in Houston, Texas. Prior to that, Mr. Brown served as a Project Finance Director for El Paso Energy International. Mr. Brown has also held executive finance positions with Westmoreland Energy Inc. and AMVEST Corporation. Mr. Brown graduated from Georgetown University with a degree in Accounting and holds an MBA from Texas A&M University.

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

Dr. Davinder Sethi has served as a Director since 2000. He is an independent advisor in the fields of information technology and finance. Previously, Dr. Sethi served as Vice Chairman and Chief Financial Officer of Entrada Networks, Inc. and in various capacities prior to November 2001. He has served as Chairman and Chief Executive Officer of iPing, Inc., and was a Director and Senior Advisor to Barclays de Zoete Wedd. In addition, Dr. Sethi spent seven years at Bell Laboratories in operations research and communications network planning and seven years in corporate finance at AT&T. Dr. Sethi holds a Ph.D. and M.S. in Operations Research, Economics and Statistics from the University of California, Berkeley, and is a graduate of the Executive Management Program at Penn State.

Lange Schermerhorn has served as a Director since 2001. She is a retired U.S. Ambassador to Djibouti, is an economist who has spent 30 years in the Foreign Service and has covered the globe as a senior foreign officer in such places as Brussels, where she was Deputy Chief of Mission, with specific emphasis on economics relating to NATO and EU. She has also had significant Foreign Service experience in East Africa, Sri Lanka, Vietnam, Tehran, London and Washington D.C. Ms. Schermerhorn’s education and related experience include Mt. Holyoke College (B.A. 1961), Harvard Business School, and National War College.

The Board of Directors has a standing Audit Committee and a standing Compensation Committee. The Audit Committee and Compensation Committee met following the end of each of the fiscal quarters in 2004 and 2005.

Messrs. Cygler, Sethi and Schermerhorn comprise the Audit Committee. The Audit Committee operates under a formal written charter. The Audit Committee makes recommendations concerning the engagement of independent public accountants, reviews with the independent accountants the results of the audit engagement, approves professional services provided by the accountants including the scope of non-audit services, if any, and reviews the adequacy of our internal accounting controls.

Messrs. Cygler, Sethi and Schermerhorn comprise the Compensation Committee. The Compensation Committee makes recommendations to the Board regarding the executive and employee compensation programs of our company.

The Company has a staggered Board of Directors and each of the Directors serves a two year term or until their successors are elected or appointed. All officers are appointed by and serve at the discretion of the Board of Directors, although, Messrs. Kelly and Brown have entered into employment agreements. See “Management—Employment Agreements.” There are no family relationships between any of our directors or officers.

The Company has adopted a written Code of Ethics that applies to all of our directors, officers and employees. A copy of our Code of Ethics is available on our website at www.worldwater.com  and print copies are available to any shareholder who requests a copy. Any amendment to the Code of Ethics or any waiver of the Code of Ethics will be disclosed on our website at www.worldwater.com promptly following the date of such amendment or waiver.

ITEM 10.         EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth information with respect to the compensation paid by the Company to its chairman and to each other executive officer of the Company who received at least $100,000 in salary and bonus during 2005. The “Named Executive Officers” are:

				LONG TERM COMPENSATION AWARDS
	ANNUAL COMPENSATION			SECURITIES
NAME AND PRINCIPAL POSITION	FISCAL YEAR	SALARY	BONUS	UNDERLYING OPTIONS (#)	ALL OTHER COMPENSATION
Quentin T. Kelly	2005	$170,000	$—	$120,000.00	$46,000	(1)
Chairman & Chief Executive Officer
James S. Brown	2005	150,000	—	—	—
Executive Vice President & Chief
Financial Officer
Dr. Anand Rangarajan	2005	121,250	7,230	—	—
Executive Vice President

(1)    Represents the premium paid for a life insurance policy, the beneficiary of which is Mr. Kelly’s wife.

Aggregated Option Exercises
For Fiscal Year Ended December 31, 2005
And Year-End Option Values(1)

	Shares Acquired	Value	Number of Securities Underlying Unexercised Options at Fiscal Year-End(2)		Value of Unexercised In-the-Money Options at Fiscal Year-End ($)(3)
Name	on Exercise	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Quentin T. Kelly	—	—	1,827,975	120,000	260,656	1,200
Dr. Anand Rangarajan	—	—	614,000	500,000	55,560	20,000
James S. Brown	35,714	—	464,286	500,000	8,571	20,000

(1)          No stock appreciation rights are held by the named Executive Officer.

(2)          The total number of unexercised options held as of December 30, 2005, separated between those options that were exercisable and those options that were not exercisable on that date.

(3)   For all unexercised options held as of December 30, 2005, the aggregate dollar value of the excess of the market value of the stock underlying those options over the exercise price of those unexercised options. As required, the price used to calculate these figures was the closing sale price of the common stock at year’s end, which was $0.32 per share on December 30, 2005.

Compensation of Directors

Outside directors are entitled to receive options to purchase 50,000 shares of the Company’s common stock for each year of service on the Board of Directors. Members of the standing committees of the Board of Directors are compensated on a quarterly basis for their participation in meetings of the respective committees.

Employment Contracts

On January 1, 2002, the Company entered into a five-year employment agreement with Mr. Kelly. Adjusted compensation under the agreement is $170,000 annual salary, $1,200 per month auto allowance and $3,000 (as amended) per month to cover rental offices in Hopewell, New Jersey. Between July 1, 2002 and September 30, 2004, Mr. Kelly agreed to a reduced salary which resulted in an unpaid accrued salary of which $151,450 remained outstanding as of December 31, 2005. Mr. Kelly participates in the Company “fringe benefits” including health coverage and the maintenance of a whole life policy. The benefits continue if employment is terminated without cause or by reason of death or disability to Mr. Kelly or his estate for the remaining term of the agreement or a period of 24 months, whichever is longer. Bonus and participation in the Stock Option Plan are based upon the discretion of the Compensation Committee of the Board of Directors. Effective December 30,2005, Mr. Kelly was granted 120,000 stock options, vesting in equal installments of 10,000 shares per month in calendar year 2005, at an exercise price of $0.31, the fair market value at the date of the grant.

In July 2002, Mr. Kelly was granted 1,000,000 shares of restricted stock, 400,000 of which remain unvested as of December 31, 2005. The balance of unearned compensation related to these restricted shares as of December 31, 2005 was $45,000. Total compensation expense recognized was $30,000 in each of the years ended December 31, 2005 and 2004.

Included in accrued sales commissions as of December 31, 2005 is $46,919 owed to Mr. Kelly under a Management Services Fee Agreement expired on December 31, 2005, calling for a management services/sales incentive fee equal to one-half percent (0.5%) of the Company’s gross product revenues less any related product returns, rebates, allowances, freight charges, tariffs and sales taxes, not to exceed $250,000 per annum.

On May 24, 2004, the Company entered into an employment agreement with the Executive Vice President, Chief Financial Officer and Corporate Secretary with a term which expires December 31, 2006. Annual compensation under the agreement is $150,000 and included an initial grant of 250,000 stock options vesting over the term of the employment agreement.

Effective January 23, 2006, the Company entered into an employment agreement with the Chief Executive Officer with a term which expires January 23, 2007. Annual compensation under the agreement is $96,000 and includes an initial grant of 1,000,000 stock options vesting over the term of the employment agreement.

As of December 31, 2005, the Company has unpaid salaries of $250,085, including $151,450 owed Mr. Kelly (see above), which has been deferred by officers (current and former) and are included in accrued expenses.

ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number and percentage of the shares of the registrant’s Common stock owned as of March 31, 2006 by all persons known to the registrant who own more than 5% of the outstanding number of such shares, by all directors of the registrant, and by all officers and directors of the registrant as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(1)		Percent of Class
CAMOFI Master LDC C/O Centrecourt Asset Management 830 Third Avenue, 14th Floor New York, NY 10022	14,472,223	(2)	9.9%
Quentin T. Kelly Pennington Business Park 55 Route 31 South Pennington, New Jersey 08534	5,434,975	(3)	4%
Joseph Cygler Pennington Business Park 55 Route 31 South Pennington, New Jersey 08534	500,000	(4)	*	%
Dr. Davinder Sethi Pennington Business Park 55 Route 31 South Pennington, New Jersey 08534	557,500	(5)	*	%
Lange Schermerhorn Pennington Business Park 55 Route 31 South Pennington, New Jersey 08534	200,000	(6)	*	%
All Directors and Officers as a group (9 persons)	12,421,088		8.6%

*       Less than 1%

(1)   For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of March 31, 2006. For purposes of computing the percentage of outstanding shares of common stock held by each person or group of persons named above, any security which such person or persons has or have the right to acquire within such a date is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except community property laws, the Company believes, based on information supplied by such persons, that the persons named in this table have sole voting and investment power with respect to all shares of common stock which they beneficially own.

(2)   This amount includes 10,305,556 shares issuable upon the exercise of warrants outstanding and 4,166,667 shares issuable upon conversion of a convertible note as of March 31, 2006. The percentage beneficially owned by Camofi Master LDC that is issued and outstanding, however, cannot exceed, at any time, 9.9% of the issued and outstanding common stock, according to the terms of the warrants and convertible notes, which restrict the exercise of conversion rights, if upon exercise, Camofi would beneficially own more than 9.9% of the issued and outstanding common stock, immediately after giving effect to such conversion.

(3)   This amount includes 866,060 shares owned by his wife, CFK Limited Partnership and QTK Limited Partnership which were formed for the benefit of Mr. Kelly’s children, and options and warrants to purchase 1,947,975 shares outstanding as of March 31, 2006.

(4)   This amount includes options to purchase 220,000 shares outstanding as of March 31, 2006.

(5)   This amount represents options and warrants to purchase 557,500 shares outstanding as of March 31, 2006.

(6)   This amount represents options to purchase 200,000 shares outstanding as of March 31, 2006.

ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company had outstanding notes payable owed to directors, officers and employees of the Company as of December 31, 2005 and 2004 as follows:

	2005	2004
Directors	$3,000	$98,706
Officers and employees	32,748	115,013
Total	35,748	213,719
Less current maturities	(35,748)	(123,013)
Total long term note payable, related party	$—	$90,706

Notes payable to directors, officers and employees are due on demand and accrue interest at 10% per annum.

Other Related Party Transactions

The Company leases office and laboratory facilities from the Chairman of the Company. Lease payments to the Chairman were $36,000 and $39,000 in 2005 and 2004, respectively, plus utilities and maintenance; see Commitments note.

Included in accrued sales commissions as of December 31, 2005 is $ 46,919 owed the Chairman under a management services fee agreement which expired December 31, 2005 calling for a management services/sales incentive fee equal to one-half percent (0.5%) of the Company’s gross product revenues less any related product returns, rebates, allowances, freight charges, tariffs and sales taxes, not to exceed $250,000 per annum.

PART IV

ITEM 13.         EXHIBITS

(a)          Exhibits:

Exhibit Number	Description
2.1

Plan of Merger of WorldWater, a Nevada corporation with and into WorldWater, a Delaware corporation, filed with the State of Delaware April 30, 2001. Incorporated by reference to Exhibit 2.1 to Company’s Form SB-2 filed with the Securities and Exchange Commission on January 3, 2003 (No.333-102348).

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

3.3

Amended and Restated By-laws of WorldWater Incorporated by reference to Exhibit 4.2 to Company’s Form S-8 dated July 23, 2001 filed with the Securities and Exchange Commission on August 1, 2001 (No. 333-66484).

3.4	Certificate of Amendment of Certificate of Incorporation dated July 7, 2005.
10.1

Securities Purchase Agreement between WorldWater Corp. and SBI Brightline VIII LLCdated April 1, 2004. Incorporated by reference to Exhibit 10.1 to Company’s Form SB-2filed with the Securities and Exchange Commission on July 30, 2004 (File No. 333-115561).

10.2

Term Credit Agreement dated March 29, 2004 by and among WorldWater Corp., Hong Kong League Central Credit Union; HIT Credit Union and SBI Advisors, LLC.Incorporated by reference to Exhibit 10.2 to Company’s Form SB-2 filed with the Securities and Exchange Commission on July 30, 2004 (File No. 333-115561).

10.3	Stock Purchase Warrant dated March 29, 2004. Incorporated by reference to Exhibit 10.3 to Company’s Form SB-2 filed with the Securities and Exchange Commission on July 30,2004 (File No. 333-115561).
10.4

Registration Rights Agreement by and between WorldWater and SBI Advisors, LLC dated as of March 29, 2004 Incorporated by reference to Exhibit 10.4 to Company’s Form SB-2 filed with the Securities and Exchange Commission on July 30, 2004 (File No. 333-115561).

10.5

Forms of Warrant Purchase Agreements between WorldWater and certain Selling Stockholders. Incorporated by reference to Exhibit 10.5 to Company’s Form SB-2 filed with the Securities and Exchange Commission on February 11, 2005 (No. 333-122756).

10.6

Form of Registration Rights Agreement between WorldWater and certain Selling Stockholders. Incorporated by reference to Exhibit 10.60 to Company’s Form SB-2 filed with the Securities and Exchange Commission on February 11, 2005 (No. 333-122756).

10.7	Amendment to Quentin T. Kelly Employment Agreement dated July 1, 2002. Incorporated by reference to Exhibit 10.11 to Company’s Form SB-2 filed with the Securities and Exchange

Exhibit Number	Description
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

10.11	James S. Farrin Employment Agreement dated January 23, 2006.
10.12

Securities Purchase Agreement dated as of July 21, 2005 between WorldWater & Power Corp., a Delaware corporation as the Company and Camofi Master LDC, its successors and assigns as Purchaser. Incorporated by reference to 10.1 to Company’s Form 8-K filed with the Securities and Exchange Commission on July 28, 2005.

10.13

10% Senior Secured Convertible Note due July 21, 2008 in the principal amount of $3,250,000 issued by WorldWater & Power Corp., a Delaware corporation, on July 21, 2005 to CAMOFI Master LDC or its registered assigns, as Holder. Incorporated by reference to 10.2 to Company’s Form 8-K filed with the Securities and Exchange Commission on July 28, 2005.

10.14

Registration Rights Agreement dated as of July 21, 2005 between WorldWater & Power Corp., a Delaware corporation and CAMOFI Master LDC as Purchaser. Incorporated by reference to 10.3 to Company’s Form 8-K filed with the Securities and Exchange Commission on July 28, 2005.

10.15

Security Agreement dated as of July 21, 2005 among WorldWater & Power Corp., a Delaware corporation, all of the Subsidiaries of WorldWater & Power Corp., as the Debtors and CAMOFI Master LDC, as the Secured Party. Incorporated by reference to 10.4 to Company’s Form 8-K filed with the Securities and Exchange Commission on July 28, 2005.

10.16

Common Stock Purchase Warrant dated July 21, 2005 issued to CAMOFI Master LDC as Holder for 9,027,778 shares of common stock of WorldWater & Power Corp. at the exercise price of $0.18 per share and terminating on July 21, 2009. Incorporated by reference to 10.5 to Company’s Form 8-K filed with the Securities and Exchange Commission on July 28, 2005.

10.17

Common Stock Purchase Warrant dated July 21, 2005 issued to CAMOFI Master LDC as Holder for 1,277,778 shares of common stock of WorldWater & Power Corp. at the exercise price of $0.22 per share and terminating on July 21, 2009. Incorporated by reference to 10.6 to Company’s Form 8-K filed with the Securities and Exchange Commission on July 28, 2005.

10.18

Common Stock Purchase Warrant dated July 25, 2005 issued to The Water Fund, LP for 416,667 shares of common stock of WorldWater & Power Corp. at the exercise price of $0.22 per share and terminating on August 15, 2009. Incorporated by reference to 10.17 to Company’s Form SB-2 filed with the Securities and Exchange Commission on October 21, 2005 (No. 33-0123045).

10.19

Common Stock Purchase Warrant dated July 25, 2005 issued to The Water Fund, LP for 416,667 shares of common stock of WorldWater & Power Corp. at the exercise price of $0.22 per share and terminating on August 15, 2009. Incorporated by reference to 10.18 to Company’s Form SB-2 filed with the Securities and Exchange Commission on October 21, 2005 (No. 33-0123045).

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s Board of Directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of Amper, Politziner & Mattia P.C. as the Company’s independent accountants, the Board of Directors considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Amper, Politziner & Mattia P.C. in 2005 were approved by the Audit Committee of the Board of Directors.

AUDIT FEES

The aggregate fees billed to us by the independent auditors, Amper, Politziner &  Mattia P.C., for professional services rendered in connection with our Quarterly Reports on Form 10-QSB and for the audits of our financial statements included in this Annual Report on Form 10-KSB for the years ended December 31, 2005 and 2004 were $85,500 and $75,000, respectively.

AUDIT RELATED FEES

The aggregate fees billed to us by Amper, Politziner & Mattia, P.C. for assurance and related services that are reasonably related to the performance of the audit and review of our financial statements that are not already reported in the paragraph immediately above totaled approximately $22,500 and $15,000 for the years ended December 31, 2005 and 2004, respectively. These costs primarily related to services provided in connection with the filing of registration statements.

TAX FEES

There were no tax fees billed by our independent auditors during 2005 and 2004.

ALL OTHER FEES

There were no other fees billed by our independent auditors during the last two fiscal years for products and or services.

Signatures

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WorldWater & Power Corp. (Registrant)
By:	/s/ QUENTIN T. KELLY	Date:	April 14, 2006
Quentin T. Kelly, Chairman
By:	/s/ JAMES S. BROWN		April 14, 2006
James S. Brown Executive Vice President/ ChiefFinancial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-KSB has been signed by the following persons in the capacities and as of the dates indicated:

Signature	Title	Date
/s/ QUENTIN T. KELLY	Chairman	April 14, 2006
Quentin T. Kelly
/s/ JAMES S. BROWN	Executive Vice President, Chief Financial	April 14, 2006
James Brown	Officer
/s/ JOSEPH CYGLER	Director	April 14, 2006
Joseph Cygler
/s/ Dr. DAVINDER SETHI	Director	April 14, 2006
Dr. Davinder Sethi
/s/ LANGE SCHERMERHORN	Director	April 14, 2006
Lange Schermerhorn

EXHIBIT INDEX

3.4	Certificate of Amendment of Certificate of Incorporation dated July 7, 2005.
10.11	James S. Farrin Employment Agreement dated January 23, 2006.
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*