Form 10-Q
period 2006-03-31
WORLDWATER & POWER CORP
filed 2006-05-15
CIK 811271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

As of May 8, 2006 the Registrant had outstanding 133,077,681 shares of Common Stock, $0.001 par value outstanding.

Transitional Small Business Disclosure Format (check one)   Yes ☐  No ☒

WORLDWATER  & POWER CORP.
TABLE OF CONTENTS

WORLDWATER & POWER CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2006 AND DECEMBER  31, 2005

	March 31, 2006	December 31, 2005
	(Unaudited)	*
Assets
Current Assets:
Cash and cash equivalents	$861,872	$798,649
Restricted cash and cash equivalents	561,879	12,143
Accounts receivable, net of allowance for doubtful accounts of $69,908 as March 31, 2006 and December 31, 2005	383,854	354,739
Accounts receivable, related party	—	32,426
Inventory	224,607	383,722
Costs and estimated earnings/losses in excess of billings	1,111,768	466,985
Prepaid expenses and deposits	120,375	109,104
Advances to employees	19,882	17,282
Total Current Assets	3,284,237	2,175,050
Equipment and Leasehold Improvements, Net	79,227	50,615
Intangible And Other Assets
Loan origination costs, net	129,378	287,688
Other intangible assets, net	99,667	109,667
Deposits	45,539	41,384
Total Assets	$3,638,048	$2,664,404
Liabilities and Stockholders’ Deficiency
Current Liabilities:
Accounts payable and accrued expenses	$2,879,726	$2,288,607
Long-term debt and notes payable, current portion	906,412	769,180
Customer deposits	470,524	89,719
Renewable Energy Credit guarantee liability, current portion	75,279	87,220
Billings in excess of costs and estimated earnings/losses	38,824	31,802
Notes payable, related parties	35,748	35,748
Accrued losses on construction in progress	14,400	155,090
Total Current Liabilities	4,420,913	3,457,366
Long-term debt and notes payable	514,685	2,759,446
Renewable Energy Credit guarantee liability, net of current portion	315,772	329,351
Total Liabilities	5,251,370	6,546,163
Commitments and contingencies	—	—
Stockholders’ Deficiency:
Preferred Stock 7% Convertible $.01 par value authorized 10,000,000; issued and outstanding:
Series B 611,111 shares liquidation preference $550,000 as of March 31, 2006 and December 31, 2005	6,111	6,111
Common Stock, $.001 par value; authorized 200,000,000; 132,107,949 issued and outstanding at March 31, 2006 and 108,786,949 issued and outstanding at December 31, 2005	132,108	108,787
Additional paid-in capital	39,706,318	33,893,104
Deferred compensation	(37,500)	(45,000)
Accumulated other comprehensive (loss)	(845)	(845)
Accumulated deficit	(41,419,514)	(37,843,916)
Total Stockholders’ Deficiency	(1,613,322)	(3,881,759)
Total Liabilities and Stockholders’ Deficiency	$3,638,048	$2,664,404

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

* Derived from audited financial statements.

WORLDWATER & POWER CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE QUARTERS  ENDED MARCH 31, 2006 AND 2005
(UNAUDITED)

	2006	2005
Revenues:
Contract	$1,898,177	$—
Grant	58,772	16,443
Total	1,956,949	16,443
Cost of Revenues:
Contract	1,796,235	—
Grant	29,800	—
Loss on renewable energy certificates	—	59,290
Total	1,826,035	59,290
Gross Profit (Loss):
Contract	101,942	(59,290)
Grant	28,972	16,443
Total	130,914	(42,847)
Operating Expenses:
Marketing, general and administrative expenses	1,950,564	919,090
Debt sourcing fees and commissions	158,310	53,232
Research and development expense	88,733	42,820
Total Expenses	2,197,607	1,015,142
Loss from Operations	(2,066,693)	(1,057,989)
Other (Expense) Income
Warrant exercise inducement fees	(991,608)	—
Interest expense, net	(520,858)	(287,061)
Other income, net	3,561	321
Total Other (Expense) Income, Net	(1,508,905)	(286,740)
Net Loss	$(3,575,598)	$(1,344,729)
Basic and diluted net loss per common share	$(0.03)	$(0.02)
Weighted Average Common Shares Outstanding used in
Per Share Calculation	120,447,445	81,124,881

The Notes to the Condensed Financial Statements are an integral part of these statements.

WORLDWATER & POWER CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE QUARTERS ENDED MARCH  31, 2006 AND 2005

(UNAUDITED)

	2006	2005

Cash Flows from Operating Activities:
Net loss	$(3,575,598)	$(1,344,729)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of warrants has inducement for warrant exercise	991,607	—
Stock based employee compensation cost	347,579	—
Amortization of interest expense	420,012	143,254
Amortization of intangibles and loan origination costs	168,310	—
Issuance of stock for service	137,000	14,460
Issuance of options and warrants for services	88,137	66,627
Amortization of deferred compensation	7,500	7,500
Issuance of stock in lieu of interest	6,917	130,686
Depreciation and amortization	4,537	8,807

Changes in assets and liabilities:
Restricted cash and cash equivalents	(549,736)	—
Accounts receivable	(29,115)	1,548,237
Accounts receivable -related parties	32,426	—
Inventory	159,115	—
Costs and estimated earnings/losses in excess of billings	(644,783)	—
Prepaid expenses and deposits	(15,426)	(14,838)
Advances to employees	(2,600)	—

Accounts payable and other accrued expenses	591,119	(853,137)
Accrued losses on construction in progress	(140,690)	—
Billings in excess of costs and estimated earnings/losses	7,022	—
Renewable energy credits guarantee liability	(25,520)	59,290
Customer deposits	380,805	34,021
Net Cash (Used in) Operating Activities	(1,641,382)	(199,822)

Cash Flows from Investing Activities:
Purchase of equipment and leasehold improvements	(33,149)	(9,880)
Net Cash (Used in) Investing Activities	(33,149)	(9,880)

Cash Flows from Financing Activities:
Proceeds from issuance of debt, notes payable and warrants	26,205	175,000
Proceeds from exercise of warrants and stock options	1,735,295	221,010
Proceeds from issuance of common stock	—	200,000
Payments on long-term debt	(23,746)	(180,000)
Net Cash Provided by Financing Activities	1,737,754	416,010

Net effect of currency translation on cash	—	(6,064)

Net Increase (Decrease) in cash and cash equivalents	63,223	200,244

Cash and cash equivalents, Beginning of Period	798,649	38,852

Cash and cash equivalents, End of Period	$861,872	$239,096

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

WORLDWATER & POWER CORP.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

FOR THE QUARTER  ENDED MARCH 31, 2006

(UNAUDITED)

					Additional	Additional		Accumulated
					Paid-In	Paid-In		Other
	Preferred Stock		Common Stock		Capital	Capital	Deferred	Comprehensive	Accumulated
	Shares	Par Value	Shares	Par Value	(Preferred)	(Common)	Compensation	Income (Loss)	Deficit	Total

Balance, December 31, 2005	611,111	$6,111	108,786,940	$108,787	$537,331	$33,355,773	$(45,000)	$(845)	$(37,843,916)	$(3,881,759)

Conversion of convertible notes	—	—	14,088,890	14,089	—	2,515,911	—	—	—	2,530,000

Issuance of common stock:
For services	—	—	375,000	375	—	136,625	—	—	—	137,000
Exercise of warrants	—	—	8,529,416	8,530	—	1,641,519	—	—	—	1,650,049
Exercise of options	—	—	303,205	303	—	84,943	—	—	—	85,246
In lieu of payment of interest	—	—	24,498	24	—	6,893	—	—	—	6,917

Warrants granted to induce exercise of warrants	—	—	—	—	—	991,607	—	—	—	991,607

Warrants granted for services	—	—	—	—	—	70,000	—	—	—	70,000

Share-based employee compensation cost	—	—	—	—	—	347,579	7,500	—	—	355,079

Share-based non-employee compenstation cost	—	—	—	—	—	18,137	—	—	—	18,137

Net loss	—	—	—	—	—	—	—	—	(3,575,598)	(3,575,598)
Balance, March 31, 2006	611,111	$6,111	132,107,949	$132,108	$537,331	$39,168,987	$(37,500)	$(845)	$(41,419,514)	$(1,613,322)

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WORLDWATER & POWER CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note (1)   Liquidity

At March 31, 2006, WorldWater & Power Corp. (“WorldWater/Company”) had a working capital deficiency of $1,136,676, a Stockholders’ deficiency of $1,613,322, and a net loss of $3,575,598 for the quarter ended March 31, 2006.

These condensed consolidated financials are presented on the basis that the Company will continue as a going-concern. The going-concern concept contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company’s history of recurring losses, working capital deficit, and stockholders’ deficiency raise substantial doubt about the Company’s ability to continue as a going-concern. The Company has historically financed operations and met capital expenditures requirements primarily through sales of capital stock, the receipt of research grants, and by generating contract revenue. Management continues to raise capital through the sale of common stock and additional borrowings, and through the marketing of its product and service offerings, primarily in domestic markets. There can be no assurances that the Company will be successful in these efforts. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this going-concern uncertainty.

The Company needs additional financing to execute its business plan to enhance its intellectual property rights, respond to competitive pressures, and develop complementary businesses or necessary technologies. The Company does not know whether it will be able to raise additional financing on favorable financing terms. If adequate funds are not available or are not available on acceptable terms, the Company’s ability to fund its operations and expand it revenue generating capability, or otherwise respond to competitive pressures, will be significantly limited.

Note (2)   Nature of the Business

Effective June 22, 2005, the shareholders of the Company approved the change of the Company’s name from WorldWater Corp. to WorldWater & Power Corp.

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

Note (3)   Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements of WorldWater and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the information and notes required by generally accepted accounting principles.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- month period ending March 31, 2006 are not necessarily indicative of the results that may be expected for the current year ending December 31, 2006. While management of the Company believes that the disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

A summary of the major accounting policies followed by the Company in the preparation of the accompanying condensed consolidated financial statements is set forth below.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company’s subsidiaries WorldWater (Phils) Inc. and WorldWater Holdings Inc., a Delaware Corporation, and certain other inactive subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company’s wholly-owned inactive subsidiaries include:

WorldWater, Inc., a Delaware Corporation

WorldWater East Africa Ltd., a Tanzanian Corporation

WorldWater Pakistan (PVT.), LTD., a Pakistan Company

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Estimates are used for, but not limited to, foreign currency translation, depreciation, taxes, the guaranty liability for the value of Renewable Energy Credits, loses on uncompleted contracts, share-based payments and the value of shares issued. Although these estimates are based on management’s best knowledge of current events and actions that the company may undertake in the future, actual results may be different from the estimates.

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

Fair Value of Financial Instruments

The carrying value of accounts receivable, accounts payable, and accrued expenses approximate their respective fair values due to their short maturities. The fair value of the Company’s notes payable and debt are estimated based on the current rates offered to the Company for debt of the same remaining maturities and similar terms. See “Guarantor Agreements” below for disclosures regarding the fair value of the Company’s exposure for Renewable Energy Credits (“RECs”) which have been accrued on the Balance Sheet as of March 31, 2006 and December 31, 2005.

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with a high quality financial institution. With respect to accounts receivable as of March 31, 2006, 57% of the receivables were from commercial customers and 34% were rebates owed by state agencies administering clean energy initiatives generated from the sale of solar equipment installed in the United States of which 100% had, been collected during the second quarter of 2006. The Company does not require collateral or other security against accounts receivable; however, it maintains reserves for potential credit losses and such losses have historically been within management’s expectations. The Company had two customers accounting for 92% of revenue in the quarter ended March 31, 2006.

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

Renewable Energy Credit Guarantee (RECs)

Under the equipment sales contract for the 267,840 kW (DC) solar-driven irrigation and energy system built in 2004 and a 42.7 kW solar-pumping and energy system completed in the quarter ended March 31, 2006, the Company has guaranteed the price of certain Renewable Energy Certificates (RECs) to be generated by the installations during the first seven years of operation, respectively. Based on current market indications, the Company estimates its guarantee obligation may result in a potential loss of $452,907 which is tied to the future market and trading value of RECs traded in California. Without the knowledge of the future value of these RECs, the Company recorded as reductions of Contract Revenue estimated losses of $59,290 in the year ended December 31, 2004 and $59,290 in the year ended December 31, 2005. No additional loss provisions for REC’s were recorded in the quarter ended March 31, 2006. Adjustments to the estimated guarantee obligation will be recognized as an adjustment of revenue over the seven year term of the respective guarantee obligations.

Product Warranty

The Company provides for the estimated cost of product warranties at the time revenue is recognized. Since the Company has a limited operating history, adjustments in future periods may be required as its installations mature. The following table summarizes the activity regarding the Company’s warranty accrual:

Balance, December 31, 2005	$109,387
Warranty provision	60,000
Utilization of warranty reserve	(613)
Balance, March 31, 2006	$168,774

The product warranty accrual is included in Accounts Payable and Accrued Expenses in the Company’s Condensed Consolidated Balance Sheets.

Comprehensive Loss

Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income” establishes standards for reporting and presentation of comprehensive loss and its components in a full set of financial statements. Comprehensive loss consists of net loss and foreign currency translation and is presented in the condensed consolidated statements of stockholders’ deficiency. SFAS No.130 requires only additional disclosures in the financial statements; it does not affect the Company’s financial position or results of operations.

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

Revenues from solar-related equipment sales containing acceptance provisions are recognized upon customer acceptance. Cash payments received in advance of product or service revenue are recorded as customer deposits.

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

Loan Origination Costs

The Company finances part of its operations through the issuance of debt and incurs a substantial amount of costs associated with the acquisition of such debt. The Loan Origination Costs are capitalized and amortized over the life of the debt. Upon early termination of the debt, any remaining costs are charged to Debt Sourcing Fees on a pro-rata basis.

Research and Development

Research and development costs are expensed as incurred.

Advertising Costs

Advertising costs are expensed as incurred and were approximately $35,926 and $5,453 in the quarters ended March 31, 2006 and 2005, respectively.

Share-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123(R), "Share-Based Payment," using the modified prospective transition method. Under the modified prospective transition method, recognized compensation cost for the three months ended March 31, 2006 includes:1) compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123 for the portion vesting in the quarter ended March 31, 2006; and 2) compensation cost for all share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with Statement 123(R). In accordance with the modified prospective method, the Company has not restated prior period results.

For the three months ended March 31, 2006, the Company recognized share-based compensation cost of $365,716, which consisted of $18,137 for services included in selling, general and administrative expenses and $347,579 in Employee Stock Option Compensation Expense. The Company did not capitalize any share-based compensation cost.

As a result of adopting Statement 123(R), net loss for the three months ended March 31, 2006 was $365,716 lower, than if the Company had continued to account for share-based compensation under APB 25. The effect of adopting Statement 123(R) on basic and diluted earnings per share for the three months ended March 31, 2006 was $.003 per share.

Prior to adopting Statement 123(R), the Company presented the tax benefit, if any, of stock option exercises as operating cash flows. Statement 123(R) requires that tax benefits, if any, resulting from tax deductions in excess of the compensation cost recognized for those options be classified as financing cash flows.

Statement 123(R) also requires companies to calculate an initial "pool" of excess tax benefits available at the adoption date to absorb any tax deficiencies that may be recognized under Statement 123(R). The pool includes the net excess tax benefits that would have been recognized if the Company had adopted Statement 123 for recognition purposes on its effective date.

The Company has elected to calculate the pool of excess tax benefits under the alternative transition method described in FASB Staff Position ("FSP") No. FAS123(R)-3, "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards," which also specifies the method the Company must use to calculate excess tax benefits reported on the statement of cash flows. The Company is in a net operating loss position; therefore, no excess tax benefits from share-based payment arrangements have been recognized for the three months ended March 31, 2006.

The following table illustrates the effect on net income and net income per share as if the fair-value-based method under SFAS 123 had been applied. Option forfeitures are accounted for as they occurred and no amounts of compensation expense have been capitalized into inventory or other assets, but instead are considered period expenses in the pro forma amounts.

Quarter Ended March 31, 2005
Net loss, as reported	$(1,344,729)
Add: Stock based employee compensation expense included in reported net loss, net of related tax effects	7,500
Deduct: Stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6,303)
Pro forma net loss	$(1,343,532)
Loss per share:
Basic and Diluted—as reported	$(0.02)
Basic and Diluted—pro forma	$(0.02)

As noted above, the Company has shareholder-approved stock incentive plans for employees under which the Company has granted non-qualified and incentive stock options. Options granted under these plans have generally been at a price per share not less than the fair market value per share of common stock on the date the option is granted. The options generally vest over a one-year period and expire ten years from the date of grant. Certain option and share awards provide for accelerated vesting upon a change in control or normal or early retirement (as defined in the plans).

As of March 31, 2006, there was $848,233 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the stock incentive plan of which the costs expected to be recognized are $702,901 in 2006 and $145,332 in 2007.

For the three months ended March 31, 2006, the Company based expected volatility on both historical volatility and implied volatility on the Company's stock. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The Company used historical data to estimate expected option exercise and post-vesting employment termination behavior. The Company utilized the risk-free interest rate for periods equal to the expected term of the option based upon the U.S. Treasury yield curve in effect at the time of the grant. The Company has no intention of declaring any dividends.

For the three months ended March 31, 2005, the Company has estimated the fair value of each option award on the date of grant using the Black-Scholes model. The Company based expected volatility on historical volatility. The Company estimated the expected term of stock options using historical exercise and employee termination experience. The Company estimated the fair value of options awarded during the quarter ended March 31, 2006 using the Black-Scholes option pricing based on the following assumptions:

2006
Expected term until exercised, years	8.32
Expected stock price volatility, average	35%
Risk-free interest rate, zero coupon U.S. Treasury Notes	4%
Expected dividend yield	0%
Weighted-average fair value per option	$0.20

A summary of option activity as of March 31, 2006 and changes during the three months then ended is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term	Value
Balance, December 31, 2005	11,810,392	$0.26
Granted	1,148,000	0.38
Exercised	(303,205)	0.28
Forfeited or expired	(54,000)	0.29
Balance, March 31, 2006	12,601,187	$0.27	7.17	$2,394,226
Options Exercisable, March 31, 2006	9,073,050	$0.28	6.35	$1,633,149

The total intrinsic value, which represents the difference between the underlying stock's market price and the option's exercise price, of options exercised during the three months ended March  31, 2006 was $28,900.

Cash received from option exercises under all share-based payment arrangements for the three months ended March  31, 2006 was $85,246. No tax benefit was realized from option exercises of the share-based payment arrangements for the three months ended March  31, 2006 and 2005.

Equity Security Transactions

The Board of Directors has established the fair value of common stock based upon quoted market prices existing at the dates such equity transactions occurred.

Net Loss Per Common Share

Basic loss per share includes no dilution and is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. As presented, the Company’s basic and diluted loss per share attributable to common stockholders is based on the weighted average number of common shares outstanding during the period. The calculation of diluted net loss per common share for the three months ended March 31, 2006 and 2005 does not include other potential common shares, including shares issuable upon exercise of options, warrants and conversion rights, since their effect would be antidilutive due to the Company’s losses. Below is a table of the potential issuable shares as of March 31, 2006 and 2005, respectively:

	As of March 31, 2006	As of March 31, 2005
Warrants	29,086,873	30,620,409
Debt conversion rights	10,243,691	21,993,692
Stock options	12,601,187	9,911,328
Preferred stock conversion rights	611,111	611,111
Total	52,542,862	63,136,540

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

On November 24, 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which is an amendment to ARB No. 43, Chapter 4. It clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Under this Statement, these costs should be expensed as incurred and not included in overhead. Further, SFAS No. 151 requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this Statement did not have a material effect on the condensed consolidated financial statements.

Reclassifications

Certain prior year balances have been reclassified to conform to current year presentation.

Note (4)   Contracts in Progress

	March 31, 2006	December 31, 2005
Costs incurred to date on contracts	$3,749,035	$2,442,477
Estimated earnings, less foreseeable losses	(377,638)	(527,021)
	3,431,397	1,915,456
Billings to date	(2,358,453)	(1,480,233)
Net costs and estimate earnings/losses in excess of billings	$1,072,944	$435,183
These amounts are included in the accompanying condensed consolidated balance sheets under the following captions:
Costs and estimated earnings/losses in excess of billings	$1,111,768	$466,985
Billings in excess of costs and estimated earnings/losses	(38,824)	(31,802)
	$1,072,944	$435,183

Note (5)   Equipment and Leasehold Improvements

Equipment and leasehold improvements consist of the following at March 31, 2006 and December 31, 2005:

	2006	2005
Office furniture and equipment	$141,986	$122,205
Vehicles	81,634	79,634
Computers	70,634	64,719
Test equipment and assembly fixtures	34,903	34,903
Leasehold improvements	12,624	7,171
	341,751	308,632
Less accumulated depreciation and amortization	(262,554)	(258,017)
Equipment and leasehold improvements, net	$79,227	50,615

Note (6)   Intangible Assets

Intangible assets are listed below and associated accumulated amortization as of March 31, 2006 and December 31, 2005.

	March 31, 2006	December 31, 2005
Loan origination costs	$661,634	$661,634
Accumulated amortization	(532,256)	(373,946)
Loan origination costs, net	$129,378	$287,688

Non-compete agreement, customer list and trade name	$123,000	$123,000
Accumulated amortization	(23,333)	(13,333)
Non-compete agreement, net	$99,667	$109,667

Purchased customer contracts	$98,500	$98,500
Accumulated amortization	(98,500)	(98,500)
Purchased customer contracts, net	$—	$—

Note (7)   Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005
Accounts payable	$2,144,475	$1,616,206
Accrued salaries	113,725	250,085
Accrued interest	237,566	226,446
Accrued warranty reserve	168,774	109,387
Accrued sales commission	64,408	56,991
Accrued payroll taxes and withholdings	13,127	13,127
Other accrued expenses	137,651	16,365
Total	$2,879,726	$2,288,607

Note (8)   Long-Term Debt and Notes Payable

Long-term debt (including convertible debt) and notes payable, excluding related party transactions (see Related Party Transaction note below), consist of the following uncollateralized loans outstanding at March 31, 2006 and December 31, 2005:

						Option
						to Pay
						Interest		Potential
						in either	Conversion	Number of	March 31, 2006		December 31, 2005
			Stated	Effective		Common	Price of	Shares		Net		Net
Maturity	Holders		Interest	Interest	Interest	Stock	Common	Upon	Face	Amount	Face	Amount
Date	of Loans		Rate	Rate	Period	or Cash	Stock	Conversion	Amount	Outstanding	Amount	Outstanding
2006	Funds	&	10%	19-30%	Semi-Annual	Yes	$0.150	1,366,667	205,000	198,127	235,000	218,522
	Qualified
	Individual
	Investors
2007	Funds	&	10%	19-30%	Semi-Annual	Yes	$0.150	1,783,667	267,550	254,519	267,550	230,842
	Qualified
	Individual
	Investors
2008	Funds	&	10%	19-30%	Majority	Yes	$0.178	6,750,000	1,175,000	710,017	3,675,000	2,823,287
	Qualified				Monthly
	Individual
	Investors
On Demand	Qualified		0% to 10%	0% to 15%	Majority	No	N/A	N/A	3,000	3,000	83,000	83,000
	Individuals				Monthly &
					Semi-Annual
On Demand	Qualified		10%	10%	Maturity	No	$0.400	132,500	53,000	53,000	53,000	53,000
	Individual
	Investors
Stated Maturity	Qualified		8%	8%	Maturity	No	$0.400	125,000	50,000	50,000	50,000	50,000
Date 1997	Individual
	Investor
Not Stated	Qualified		Not	4.50%	Not stated	N/A	$0.495	85,859	42,500	42,500	42,500	42,500
	Individual		stated—
	Investors		imputed
			at 4.5%
2010	Financial		8%		Monthly	No	N/A	N/A	109,934	109,934	107,475	107,475
	Institution				principal &
					interest
					payments
							Total	10,243,693	$1,905,984	1,421,097	$4,433,525	3,528,626
								Less current portion		906,412		769,180
								Long-term portion		$514,685		$2,759,446

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

In addition to the July 21, 2008 Note, the Company entered into Convertible Notes, $250,000 with an investment fund and $100,000 with a private investor in July, 2005. The Convertible Notes bear 10% interest which at the option of the Company can be paid in cash or in shares of the common stock of the Company, or a combination of both. The Holders have the option to convert all or any part of the outstanding principal into common stock of the Company at a conversion price of $0.18 per share. In the fourth quarter of 2005, the investment fund Holder converted $125,000 of their outstanding principal into 694,444 common shares of the Company.

In conjunction with the issuance of the July 21, 2008 Note and the Convertible Notes in July 2005, the Company issued four-year warrants for the purchase of up to 9,611,112 shares of the Company’s common stock, at an average exercise price of $0.18 per share, which are exercisable at any time by the Investor and Holders. In the first quarter of 2006, a Holder of the Convertible Notes exercised all of their warrants.

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

The maturities of long-term debt (face amount) as of March 31, 2006 are:

2006	$433,220
2007	278,536
2008	436,246
2009	753,840
2010	4,142
Total	$1,905,984

Note (9)   Related Party Transactions

Notes Payable

The Company had outstanding notes payable owed to directors, officers and employees of the Company as of March 31, 2006 and December 31, 2005 as follows:

	March 31, 2006	December 31, 2005
Directors	$3,000	$3,000
Officers and employees	32,748	32,748
Total	35,748	35,748
Less current maturities	(35,748)	(35,748)
Total long term note payable, related party	$—	$—

Notes payable to directors, officers and employees are due on demand and accrue interest at 10% per annum.

Other Related Party Transactions

The Company leases office and laboratory facilities from the Chairman of the Company. Lease payments to the Chairman were $12,000 in the quarters ended March 31, 2006 and 2005, respectively, plus utilities and maintenance, see Commitments note.

Included in accrued sales commissions as of March 31, 2006 and December 31, 2005 are $58,622 and $46,919, respectively, owed the Chairman under a management services fee agreement that expired December 31, 2005.

Note (10)   Convertible Preferred Stock

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

Note (11)   Common Stock Transactions

Common stock transactions during the quarter ended March 31, 2006 consisted of the following:

		Price Per
	Share	Share
Shares Issued and Outstanding December 31, 2005	108,786,940
Conversion of Convertible Loans	14,088,890	$0.18
Warrants exercised	8,529,416	0.19
Shares issued in lieu of payment of cash for interest	24,498	0.28
Stock options exercised	303,205	0.28
Shares issued as compensation for financial advisory and business development services	375,000	0.36
Shares issued during the quarter ended March 31, 2006	23,321,009	0.19
Shares issued and Outstanding March 31, 2006	132,107,949

Note (12)   Warrant Transactions

The Company accounts for transactions with non-employees, in which financing, goods or services are the consideration received for the issuance of equity warrant instruments under the fair value method. The fair value of warrants issued was calculated using the Black-Scholes pricing model with the following assumptions: dividend yield of zero percent; average expected volatility of 36%; average risk free interest rate of 4% and an average term of 3 years were used to value warrants issued in the quarter ended March 31, 2006. The relative fair value of the warrants resulted in non-cash expense charges of $1,061,608 and $66,627 for the quarters ended March 31, 2006 and 2005. All warrants are exercisable.

In the quarter ended March 31, 2006, the Company raised $1,650,049 through the exercise of 8,529,416 warrants at an average price of $0.19 per share. The Company offered short-term inducements to warrant holders to exercise warrants early which resulted in warrant inducement fees of $991,608 being recorded in the quarter ended March 31, 2006. The Company offered its Convertible Debt Holders having warrants with exercise prices of $0.30 per share the opportunity to exercise their warrants at $0.20 per share provided the exercise was completed by the end of first quarter. The Company recognized an expense of $955,646 determined using the Black-Scholes option pricing model. In addition, to induce a warrant holder to exercise warrants early, the Company issued a new warrant to equal to the exercised warrant proceeds received divided by the Company’s stock closing price on the date the Company received the warrant proceeds. The Company recognized an expense of $35,962 determined using the Black-Scholes option pricing model.

Warrant transactions consisted of the following during the quarter ended March 31, 2006:

	Exercisable
	Warrants	Stock Price
Warrants Outstanding As of December 31, 2005	36,789,366	$0.15 to $0.50

Warrants granted to induce exercise of existing warrants	326,923	$0.39
Warrants for services	500,000	0.41
Exercise of Warrants	(8,529,416)	.19
	(7,702,493)
Warrants Outstanding As of March 31, 2006	29,086,873	$0.15 to $0.50

Warrants outstanding expire as follows:

	Warrants	Strike
Year	Expiring	Price
2006	567,000	$0.15-0.30
2007	2,885,666	0.15-0.50
2008	2,713,364	0.15-0.37
2009	22,920,843	0.15-0.41
	29,086,873

Note (13)   Commitments and Guarantees

The Company’s commitments and guarantees as of March 31, 2006, for the remainder of 2006 and the years  2007 through 2010 and thereafter are estimated below:

Amounts rounded in thousands	2006	2007	2008	2009	2010	Thereafter	Total
Long-tem debt maturities (face amount)	$433,220	$278,536	$436,246	$753,840	$4,142	$—	$1,905,984
Employment obligations	625,500	128,000	120,000	—	—	—	873,500
Renewable energy credit guarantee obligations	48,132	64,176	64,176	64,176	64,176	86,215	391,051
Operating lease payments	165,750	143,000	54,000	—	—	—	362,750
Repayment of grant	88,775	118,367	—	—	—	—	207,142
Total	$1,272,602	$613,712	$674,422	$818,016	$68,318	$86,215	$3,533,285

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

Employment Agreements

The Company has entered into employment agreements with its Chairman, Chief Executive Officer, and Chief Financial Officer and certain key employees of the Company which have remaining terms extending through January 2007. Employment benefits include auto allowances, participation in Company health insurance coverage, and, in the case of the Chairman, maintenance of a whole life insurance policy whose beneficiary is the Chairman’s spouse.

Note (14)   Contingencies

The Company is subject to various claims and suits from time to time in the ordinary course of its business. The Company is not aware of any pending or threatened litigation that could have a material adverse effect on the Company’s business, financial condition or results of operations.

Note (15)   Supplemental Disclosure of Cash Flow Information

	Quarter Ended March 31, 2006	Quarter Ended March 31, 2005
Cash paid for interest	$60,197	$53,429

Note (16)   Subsequent Event

During the quarter ended March 31, 2006 the Company completed an evaluation of its business operations in the Philippines.  Based on the Company’s limited level of activity in the Philippines the Company decided to divest its subsidiary, WorldWater (Phils) Inc.  On April 17, 2006, the Company effected a sale and assignment agreement transferring ownership of all shares of the common stock it owns in WorldWater (Phils) Inc. to an employee of the Company who had served as president of the Philippines operations.  In conjunction with the divestiture of the Philippines subsidiary, the Company recorded severance compensation (both cash and share-based compensation) of $97,950 in the quarter ended March 31, 2006.

Included in the condensed consolidated balance sheet of the Company as of March 31, 2006 are the following assets and liabilities of the Philippine subsidiary transferred in the sale:

Assets	$1,340
Liabilities	104,543

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

OVERVIEW

WorldWater & Power Corp. is a solar engineering and project management company with unique, high-powered solar electric technology and expertise, providing alternative energy solutions to a wide variety of customers, primarily in domestic markets. Until 2002, WorldWater’s business was focused exclusively on providing developing countries with water and power solutions. Since then, the Company has placed increasing emphasis on domestic markets, principally in California, New Jersey, and surrounding states, and is addressing the needs of residential, commercial and industrial customers, in both the public and private sectors. The Company will continue to selectively submit proposals to various foreign governments in need of solving critical water supply and energy problems using the Company’s proprietary solar technology.

With significantly rising energy prices and related shortages, along with significant state and federal incentives, and utility company rebate programs, domestic markets have emerged as the Company’s highest priority. WorldWater is uniquely positioned to deliver a wide range of product and service offerings, from solar-powered equipment and installations, both fixed and mobile, to large-scale, turnkey solar energy and water system solutions, specializing in variable frequency drive (VFD) applications that deliver high customer value. The foundation and enabler for these offerings is WorldWater’s substantial technical expertise and proprietary solar technology, including its AquaMax™ System, AquaDrive™ Controller, AquaMeter™ Water Meter, and soon to be introduced, Mobile MaxPure™.

The Company continues to move from an entrepreneurial operating mode to that of a fast growth company.  In this connection, significant effort is being made towards the development of policies, procedures and processes to bring greater efficiency and effectiveness to all areas of the business, with particular emphasis on the technical, commercial and financial evaluation of prospective projects and the successful execution and profitability of awarded contracts.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The condensed consolidated financials are presented on the basis that the Company will continue as a going-concern. The going-concern concept contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company’s history of recurring losses, a working capital deficit, and a stockholders’ deficiency, raise substantial doubt about the Company’s ability to continue as a going-concern. The Company continues to market its products domestically and internationally. However, there can be no assurances that the Company will be successful in its marketing efforts or in its ability to raise additional financing to remain a going-concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this going-concern uncertainty.

The preparation of condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of these condensed consolidated financial statements:

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

SHARE-BASED COMPENSATION

The Company accounts for transactions in which it exchanges equity instruments for goods and services (including employee compensation) in accordance with FASB Statement No. 123R utilizing the Black Scholes valuation model to estimate fair value of transactions entered and market indexes.

ACCOUNTING FOR INCOME TAXES

The Company is required to estimate its income taxes in each of the jurisdictions in which it operates as part of its condensed consolidated financial statements. This involves estimating the actual current tax in addition to assessing temporary differences resulting from differing treatments for tax and financial accounting purposes. These differences together with net operating loss carryforwards and tax credits may be recorded as deferred tax assets or liabilities on the balance sheet. A judgment must then be made of the likelihood that any deferred tax assets will be recovered from future taxable income. To the extent that the Company determines that it is more likely than not that deferred tax assets will not be utilized, a valuation allowance is established. Taxable income in future periods significantly different from that projected may cause adjustments to the valuation allowance that could materially increase or decrease future income tax expense. As of March 31, 2006 and December 31, 2005, an allowance equal to 100% of the deferred tax asset was recorded.

RESULTS OF OPERATIONS (amounts are rounded to the nearest thousand)

Contract Revenue.   Contract revenue for the quarter ended March 31, 2006 amounts to $1,898,000, and represents 97% of the Company’s revenue. All contract revenue was generated by domestic projects. The Company had no contract revenue in the quarter ended March 31, 2005.

Commercial projects account for $1,894,000 or 99.7% of domestic contract revenue, and include the following projects:

229 kW and 44 kW net-metering photovoltaic systems for an agricultural customer in CA - $1,505,000

500 kW solar energy system at NJ wastewater treatment plant—$243,000

40 kW solar electric power generation system for commercial customer in Delaware—$111,000

45 kW net-metering photovoltaic system at municipal water authority in CA—$25,000

Consulting services contract for county water agency in CA - $10,000

Residential projects account for $4,000 of contract revenue.

Grant Revenue.   The Company recognized grant revenue of $59,000 in the first quarter of 2006. This is composed of $34,000 from the U.S. Trade and Development Agency (USTDA) and $25,000 from the New Jersey Board of Public Utilities (NJBPU). The USTDA grant is in connection with a pilot project for water supply in Sri Lanka. This project is designed to assess solar technology methods to provide safe, sustainable water supplies to people in six villages near the tsunami-ravaged southern coast of Sri Lanka. The NJBPU grant is for research in the development of cost effective, grid-tied motor drives for photovoltaic applications.

Cost of Contract Revenue.   Cost of contract revenue consists primarily of third party construction and installation expense, materials and supplies required for construction and component equipment, including solar panels, solar array, inverters, variable speed drives and meters.

Cost of Grant Revenue.   Cost associated with grant revenue consists primarily of third party subcontracted costs incurred for consulting expenses and prototype costs. The Company expenses internal research, engineering and development costs, as incurred. See Research and Development expense below.

Gross Profit (Loss) on Contracts.   The Company generated gross profit on contracts totaling $102,000. This amount represents gross margin of $199,000 generated on five projects, offset by loss provisions of $37,000 on two projects, and warranty provisions of $60,000.

Gross Profit (Loss) on Grants.   Gross profit of $29,000 was earned in connection with the Company’s grant revenue; $4,000 from the USTDA grant, and $25,000 from the NJBPU grant.

Marketing, General and Administrative Expenses.   Marketing, general and administrative expenses (MG&A) for the quarter ended March 31, 2006, amount to $1,951,000, and consists primarily of salaries, payroll taxes, employee benefits, employee stock option compensation expense, travel, professional fees, including legal, accounting and consulting fees, rent, insurance, sales and marketing expenses, and office expenses.

The 2006 first quarter expenses represent an increase of $1,032,000 or 113% over the first quarter of 2005.

The Company’s 2006 adoption of SFAS No. 123R, “Shared-Based Payment”, has resulted in $347,000 stock based employee compensation cost recorded in the quarter ended March 31, 2006 of which $269,000 was for its U.S. operations and $78,000 incurred in conjunction with the Company’s divestiture of its Philippine operation.

The acquisition of Quantum Energy Group (in September 2005) has resulted in MG&A expenses of $240,000 in the first quarter of 2006 versus none in the comparable quarter in 2005. These expenses reflect the addition of engineering and construction management personnel, administrative personnel, and related expenses.

MG&A expenses at the Pennington location have increased  $453,000, due principally to increased personnel involved in marketing and sales, and the increased usage of outside consultants engaged to support the Company’s business development activities and address the infrastructure needs of the Company.

MG&A expenses associated with the Company’s Philippines’ operations were approximately $70,000 higher in the first quarter of 2006 versus the comparable quarter in 2005. This increase represents costs associated with the divestiture of the Philippines subsidiary, principally, severance compensation (both cash and share-based compensation) to the former president of the operation, offset by lower operating expenses in 2006 due to the office closure.

Debt Sourcing Fees and Commissions.   The Company historically has financed its operations through a combination of convertible debt, convertible preferred stock, and equity. To date, ongoing operations have been a net user of capital, and this is expected to continue through the end of 2006. The result of having to rely on outside sources of capital for financing has been very costly for the Company. Significant debt sourcing fees and commissions are expected to continue to be incurred in 2006 until the Company’s contract revenue and related gross profit grows to a level that covers, and then exceeds, operating expenses. In 2006, the $158,000 in debt sourcing fees and commissions is amortization of cost incurred in 2005 and is being amortized over the term of the debt raised.

Research and Development Expense.   Research and development expense consists primarily of salary expense for internal personnel, and related personnel costs, as well as prototype costs incurred to improve the design of the Company’s installations, and expand the Company’s product line. Research and development are critical to the Company’s strategic objectives of enhancing its technology to meet the requirements of its targeted customers. The Company expects to maintain, if not increase, its current level of expenditure for research and development on a going-forward basis. Research and development expenses incurred in the quarter ended March 31, 2006 were $89,000, an increase of $46,000 or 107% over the first quarter of 2005. This increase is due primarily to costs associated with the development of the Company’s new MobileMaxPure™, a transportable solar-powered water purification unit.

Loss from Operations.   In the quarter ended March 31, 2006, the Company incurred a loss from operations of $2,067,000, an increase of $1,009,000 or 95% over the $1,058,000 loss during the same period in 2005.  The increased loss is due to increases in MG&A Expenses of $1,032,000,  Debt Sourcing Fees and Commissions of $105,000, and Research and Development Expenses of $46,000, offset by increased gross margin of $174,000.

Warrant Exercise Inducement Fees.  In the quarter ended March 31, 2006, the Company raised $1,650,000 through the exercise of 8,529,416 warrants at an average price of $0.19 per share. The Company offered short-term inducements to warrant holders to exercise warrants early which resulted in warrant inducement fees of $992,000 being recorded in the quarter ended March 31, 2006. The Company offered its Convertible Debt Holders having warrants with exercise prices of $0.30 per share the opportunity to exercise their warrants at $0.20 per share provided the exercise was completed by the end of first quarter.  The Company recognized an expense of $956,000 determined using the Black- Scholes option pricing model.  In addition, to induce a warrant holder to exercise warrants early, the Company issued a new warrant equal to the exercised warrant proceeds received divided by the Company’s stock closing price on the date the Company received the warrant proceeds.   The Company recognized an expense of $36,000 determined using the Black- Scholes option pricing model.

Interest Expense.   Interest expense was $521,000 for the quarter ended March 31, 2006, an increase of $234,000 or 81% for the same period in 2005. This reflects the increase in average convertible debt outstanding during 2006 compared to 2005, and greater amortization of original issue discount of $277,000 attributable to the value of warrants that were attached to the convertible debt when issued, off-set by a decrease in the average interest rate on borrowed funds.

Net Loss. In the quarter ended March 31, 2006, the Company incurred a Net Loss of $3,576,000, an increase of $2,231,000 over the $1,345,000 loss for the comparable quarter in 2005. The increased loss is due to the increased loss from operations of $1,009,000, plus increases in Warrant Exercise Inducement Fees of approximately $992,000 and Interest Expense of $234,000.

HISTORICAL CASH FLOW ANALYSIS

The “Historical Cash Flows Analysis” section discusses consolidated cash flow from operations, investing activities and financing activities. Amounts have been rounded to the nearest thousand.

Cash Flows from Operating Activities

	Quarter ended March 31,
	2006	2005
Net Cash Used in Operating Activities	$1,641,000	$200,000

In the first quarter of 2006, the Company had an increase in net cash used in operating activities of $1,441,000 in a period when the Company had an increase in net loss of $2,231,000. An analysis of the increased loss is above in the RESULTS OF OPERATIONS discussion. An increase in non-cash charges in 2006 offset the increased net loss and increases in the Company’s working capital during the first quarter of 2006. Below is a reconciliation of the increase in net cash used in operating activities.

Increases (decreases) in non-cash charges:
Issuance of warrants as inducement for warrant exercsise	$992,000
Stock based employee compensation cost	347,000
Amortization of intreset expense	277,000
Amortization of loan origination costs	168,000
Issuance of stock for services	122,000
Issuance of options and warrants for services	22,000
Issuance of stock in lieu of interest	(124,000)
Depreciation and amortization	(4,000)
1,802,000

Changes in timing of cash receipts and disbursements related to working capital items	(1,012,000)

Change in net loss-2006 compared to 2005	(2,231,000)
Decrease in net cash used in operating activities	$1,441,000

Cash Flows from Investing Activities

	Quarter ended March 31,
	2006	2005
Net Cash Used in Investing Activities	$33,000	$10,000

In the quarters ended March 31, 2006 and 2005, investing activities included the purchase of office equipment including computers and furniture for the increased workforce.

Cash Flows from Financing Activities

	Quarter ended March 31,
	2006	2005
Net Cash Provided By Financing Activities	$1,738,000	$416,000

In the quarters ended March 31, 2006 and 2005, the Company financed its operations principally through the issuance of common stock as the result of private sales and the exercise of warrants and stock options.

In the quarter ended March 31, 2006, the Company raised $1,735,000 through the exercise of 8,529,416 warrants at an average price of $0.19 per share and 303,205 options at an average price per share of $0.28. The Company offered short-term inducements to warrant holders to exercise warrants early which resulted in warrant inducement fees of $992,000 being recorded in the quarter ended March 31, 2006. The Company offered its Convertible Debt Holders having warrants with exercise prices of $0.30 per share the opportunity to exercise their warrants at $0.20 per share provided the exercise was completed by the end of first quarter.  The Company recognized an expense of $956,000 determined using the Black- Scholes option pricing model.  In addition, to induce a warrant holder to exercise warrants early, the Company issued a new warrant equal to the exercised warrant proceeds received divided by the Company’s stock closing price on the date the Company received the warrant proceeds.   The Company recognized an expense of $36,000 determined using the Black- Scholes option pricing model.

In the quarter ended March 31, 2005, the Company issued and sold 740,741 shares of common stock at a price of $0.27 per share resulting in proceeds of $200,000 under a Stock Purchase Agreement with SBI Brightline VIII LLC. In addition, 857,750 warrants were exercised with an average price of $0.20 per share resulting in proceeds of $178,094 and 199,997 options were exercised with an average price of $0.21 per share resulting in proceeds of $42,916.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2006, the Company had a net working capital deficiency $1,136,676 and a Stockholders’ deficiency of $1,613,322 and a net loss of $3,575,598 for the quarter ended March 31, 2006.

The condensed consolidated financial statements included herein are presented on the basis that the Company will continue as a going-concern. The going-concern concept contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company’s history of recurring losses, a working capital deficit, and a stockholders’ deficiency raise substantial doubt about the Company’s ability to continue as a going-concern. The Company has historically financed operations and met capital expenditures requirements primarily through sales of capital stock and, to a lesser extent, research revenues and solar system equipment sales. Management continues to raise capital through the sale of common stock and additional borrowings. Below is a table showing the potential issuable shares and available authorized common to be issued as of March 31, 2006 and December 31, 2005.

	As of March 31, 2006	As of December 31, 2005
Number of authorized common shares:	200,000,000	200,000,000
Less common shares outstanding:	132,108,000	108,787,000
Less potential issuable common shares:
Warrants	29,087,000	36,789,000
Debt conversion rights	10,244,000	24,333,000
Stock options	12,601,000	11,810,000
Stock purchase agreement rights
Preferred stock conversion rights	611,000	611,000
	52,543,000	73,543,000
Available common shares to be issued:	15,349,000	17,670,000

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

Going—Concern Opinion On Consolidated Financial Statements

Amper, Politziner & Mattia, P.C., the Company’s independent registered public accounting firm, has included an explanatory paragraph in its report on the Company’s consolidated financial statements for the years ended December 31, 2005 and 2004, raising substantial doubt about the Company’s ability to continue as a going-concern. The inclusion of a going-concern explanatory paragraph in Amper, Politziner & Mattia, P.C.’s report on the Company’s  consolidated financial statements could have an adverse affect on the Company’s stock price and its ability to raise additional capital. The Company’s consolidated financial statements have been prepared on the basis of a going-concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has not made any adjustments to the consolidated financial statements as a result of the outcome of the uncertainty described herein.

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

Effective April 17, 2006 the Company divested its Philippines subsidiary.

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

On November 24, 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which is an amendment to ARB No. 43, Chapter 4. It clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Under this Statement, these costs should be expensed as incurred and not included in overhead. Further, SFAS No. 151 requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this Statement did not have a material effect on the condensed consolidated financial statements.

ITEM 3.                    CONTROLS AND PROCEDURES

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

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2005. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are generally effective for gathering, analyzing and disclosing the information that the Company is required to disclose in the reports filed under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Such evaluation did not identify any change in the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting; however, there are two areas of material weakness of concern.

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

The Company believes, as stated above the Company’s disclosure controls and procedures are generally effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports filed under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. The Company agrees with its independent auditors that its system of internal control and reporting controls should be improved in line with expected continued growth in commercial operations and intends to take the following implementation steps to improve its accounting functions. The impact of the above conditions were relevant to the fiscal year ended December 31, 2005 and did not affect the results of this period or any prior period.

Mitigation Steps Being Implemented By The Company

To address the issue of limited resources in the accounting function, the Company retained in 2005 and continues to utilize in 2006 additional external accounting professional consultants with a depth of accounting, auditing and public company reporting expertise to augment the Company’s existing resources in the preparation of the required periodic financial reports of the Company with a primary emphasis on developing an effective quarterly and annual review closing procedures, including researching and selecting the appropriate accounting for and disclosure of significant non-routine complex transactions.

In January 2005, the Company upgraded the version of accounting software. The software has controls built-in to mitigate internal control risk which the Company began utilizing upon the completion of the audit of its 2004 annual financial statements, and has utilized it through the quarter ended March 31, 2006.

b) Changes in internal controls.

None.

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

ITEM 2.                    UNREGISTERD SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter of 2006, convertible notes having a face amount of $2,530,000 were converted into 14,088,890 shares of common stock at an average conversion price of $0.18 per share. Associated with the Company’s convertible notes 24,498 shares were issued in lieu of the payment of interest at a price of $0.28.

In the first quarter of 2006, the Company issued 375,000 shares of common stock at an average price of $0.37 per share in consideration for financial advisor services and business development services performed by consultants.

Also in the first quarter of 2006, 266,665 warrants (excluding 8,262,751 registered warrants) were exercised at a price of $0.15 per share.

ITEM 3.                    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                    OTHER INFORMATION

None.

ITEM 6.                    EXHIBITS

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

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WorldWater & Power Corp.
(Registrant)

By:	/s/ JAMES S. FARRIN	Date:	May 15, 2006
James S. Farrin
Chief Executive Officer

By:	/s/ JAMES S. BROWN		May 15, 2006
James S. Brown
Executive Vice President/Chief Financial Officer