Form 10-Q
period 2006-06-30
WORLDWATER & POWER CORP
filed 2006-08-14
CIK 811271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

As of August 7, 2006 the Registrant had outstanding 140,762,712 shares of Common Stock, $0.001 par value outstanding.

Transitional Small Business Disclosure Format (check one)   Yes ☐  No ☒

WORLDWATER  & POWER CORP.
TABLE OF CONTENTS

WORLDWATER & POWER CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2006 AND DECEMBER 31, 2005

	June 30, 2006	December 31, 2005
	(Unaudited)	*
Assets

Current Assets:
Cash and cash equivalents	$576,155	$798,649
Restricted cash and cash equivalents	259,036	12,143
Accounts receivable, net of allowance for doubtful
accounts of $69,908 as June 30, 2006 and December 31, 2005	1,153,623	354,739
Accounts receivable, related party	22,500	32,426
Inventory	441,465	383,722
Costs and estimated earnings/losses in excess of billings	945,029	466,985
Prepaid expenses and deposits	1,337,977	109,104
Advances to employees	5,946	17,282
Total Current Assets	4,741,731	2,175,050

Equipment and Leasehold Improvements, Net	115,708	50,615

Intangible And Other Assets
Loan origination costs, net	103,125	287,688
Other intangible assets, net	89,667	109,667
Deposit on proposed acquisition	500,000	—
Other deposits	11,444	41,384
Total Assets	$5,561,675	$2,664,404
Liabilities and Stockholders' Deficiency

Current Liabilities:
Accounts payable and accrued expenses	$2,840,449	$2,288,607
Long-term debt and notes payable, current portion	461,287	769,180
Customer deposits	1,863,623	89,719
REC guarantee liability, current portion	73,976	87,220
Billings in excess of costs and estimated earnings/losses	97,599	31,802
Notes payable, related parties	33,156	35,748
Accrued losses on construction in progress	31,316	155,090
Total Current Liabilities	5,401,406	3,457,366

Long-term debt and notes payable	727,538	2,759,446
REC guarantee liability, net of current portion	315,772	329,351
Total Liabilities	6,444,716	6,546,163

Commitments and contingencies	—	—

Convertible redeemable preferred stock
Series C convertible redeemable preferred stock	625,000	—
Total Convertible Redeemable Preferred Stock	625,000	—

Stockholders' Deficiency:
Preferred Stock Convertible $.01 par value authorized 10,000,000; issued and outstanding:
Series B 7%- 611,111 shares liquidation preference $550,000 as of June 30, 2006 and December 31, 2005	6,111	6,111
Common Stock, $.001 par value; authorized 200,000,000; 140,163,853 issued and outstanding at June 30, 2006 and 108,786,940 issued and outstanding at December 31, 2005	140,164	108,787
Additional paid-in capital	41,760,197	33,893,104
Deferred compensation	(30,000)	(45,000)
Accumulated deficit	(43,384,513)	(37,844,761)
Total Stockholders’ Deficiency	(1,508,041)	(3,881,759)
Total Liabilities, Convertible Redeemable Preferred Stock and Stockholders’ Deficiency	$5,561,675	$2,664,404

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

* Derived from audited financial statements.

WORLDWATER & POWER CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)

	Three Months		Six Months
	6/30/06	6/30/05	6/30/06	6/30/05
Revenues:
Contract	$1,700,902	$200,706	$3,599,079	$200,706
Grant	85,650	16,457	144,422	32,900
Total	1,786,552	217,163	3,743,501	233,606

Cost of Revenues:
Contract	1,433,796	336,276	3,230,031	336,276
Grant	75,623	—	105,423	—
Loss on renewable energy certificates	—	—	—	59,290
Total	1,509,419	336,276	3,335,454	395,566

Gross Profit (Loss):
Contract	267,106	(135,570)	369,048	(194,860)
Grant	10,027	16,457	38,999	32,900
Total	277,133	(119,113)	408,047	(161,960)

Operating Expenses:
Marketing, general and administrative expenses	1,704,251	1,010,574	3,654,815	1,929,664
Debt sourcing fees and commissions	36,253	52,895	194,563	106,127
Research and development expense	62,548	33,195	151,281	76,015
Total Expenses	1,803,052	1,096,664	4,000,659	2,111,806
Loss from Operations	(1,525,919)	(1,215,777)	(3,592,612)	(2,273,766)

Other (Expense) Income
Warrant exercise inducement fees	(352,380)	—	(1,343,988)	—
Interest expense, net	(179,105)	(280,224)	(699,963)	(567,285)
Other income, net	93,250	1,336	96,811	1,657
Total Other (Expense) Income, Net	(438,235)	(278,888)	(1,947,140)	(565,628)
Net Loss	$(1,964,154)	$(1,494,665)	$(5,539,752)	$(2,839,394)

Basic and diluted net loss per share	$(0.01)	$(0.02)	$(0.04)	$(0.03)

Weighted Average Common Shares Outstanding used in Per Share Calculation	135,434,842	85,475,600	127,982,545	83,312,259

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

WORLDWATER & POWER CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)

	2006	2005

Cash Flows from Operating Activities:
Net loss	$(5,539,752)	$(2,839,394)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of warrants as inducement for warrant exercise	1,216,189	—
Stock based employee compensation cost	582,280	—
Amortization of interest expense	548,472	306,162
Amortization of intangibles and loan origination costs	204,563	—
Issuance of stock for service	287,298	40,500
Issuance of options and warrants for services	118,137	70,837
Amortization of deferred compensation	15,000	15,000
Issuance of stock in lieu of interest	42,124	278,264
Depreciation and amortization	10,279	16,140

Changes in assets and liabilities:
Restrcted cash and cash equivalents	(246,893)	—
Accounts receivable	(798,884)	1,502,601
Accounts receivable -related parties	9,926	—
Inventory	(57,743)	—
Costs and estimated earnings/losses in excess of billings	(478,044)	(17,507)
Prepaid expenses and deposits	(1,198,933)	31,569
Advances to employees	11,336	—

Accounts payable and other accrued expenses	551,843	(405,201)
Accrued losses on construction in progress	(123,774)	—
Billings in excess of costs and estimated earnings/losses	65,797	—
Renewable energy credits guarantee liability	(26,823)	48,249
Customer deposits	1,773,904	29,422
Net Cash (Used in) Operating Activities	(3,033,698)	(923,358)

Cash Flows from Investing Activities:
Purchase of equipment and leasehold improvements	(75,372)	(11,770)
Deposit on proposed acquisition	(500,000)	—
Net Cash (Used in) Investing Activities	(575,372)	(11,770)

Cash Flows from Financing Activities:
Proceeds from issuance of debt, notes payable and warrants	59,517	342,000
Proceeds from exercise of warrants and stock options	2,764,942	575,723
Proceeds from issuance of redeemable convertible preferred stock	625,000	—
Proceeds from issuance of common stock	—	200,000
Payments on long-term debt	(62,883)	(194,039)
Net Cash Provided by Financing Activities	3,386,576	923,684

Net effect of currency translation on cash	—	470

Net (Decrease) in cash and cash equivalents	(222,494)	(10,974)

Cash and cash equivalents, Beginning of Period	798,649	38,852

Cash and cash equivalents, End of Period	$576,155	$27,878

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

WORLDWATER & POWER CORP.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FOR THE SIX MONTHS ENDED JUNE 30, 2006
(UNAUDITED)

					Additional	Additional
					Paid-In	Paid-In
	Preferred Stock		Common Stock		Capital	Capital	Deferred	Accumulated
	Shares	Par Value	Shares	Par Value	(Preferred)	(Common)	Compensation	Deficit	Total
Balance, December 31, 2005	611,111	$6,111	108,786,940	$108,787	$537,331	$33,355,773	$(45,000)	$(37,844,761)	$(3,881,759)
Conversion of convertible notes	—	—	16,333,334	16,333	—	2,871,167	—	—	2,887,500
Issuance of common stock:
For services and to induce exercise of warrants	—	—	761,311	761	—	286,537	—	—	287,298
Exercise of warrants	—	—	13,842,498	13,843	—	2,664,128	—	—	2,677,971
Exercise of options	—	—	314,705	315	—	86,656	—	—	86,971
In lieu of payment of interest	—	—	125,065	125	—	41,999	—	—	42,124
Warrants granted to induce exercise of warrants	—	—	—	—	—	1,216,189	—	—	1,216,189
Warrants granted for services	—	—	—	—	—	70,000	—	—	70,000
Share-based employee compensation cost	—	—	—	—	—	582,280	15,000	—	597,280
Share-based non-employee compenstation cost	—	—	—	—	—	48,137	—	—	48,137
Net loss	—	—	—	—	—	—	—	(5,539,752)	(5,539,752)
Balance, June 30, 2006	611,111	$6,111	140,163,853	$140,164	$537,331	$41,222,866	$(30,000)	$(43,384,513)	$(1,508,041)

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WORLDWATER & POWER CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note (1)   Liquidity

At June 30, 2006, WorldWater & Power Corp. (“WorldWater/Company”) had a working capital deficiency of $659,675, a Stockholders’ deficiency of $1,508,041, and a net loss of $5,539,752 for the six months ended June 30, 2006.

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

Note (3)   Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements of WorldWater and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the information and notes required by generally accepted accounting principles.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ending June 30, 2006 are not necessarily indicative of the results that may be expected for the current year ending December 31, 2006. While management of the Company believes that the disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

A summary of the major accounting policies followed by the Company in the preparation of the accompanying condensed consolidated financial statements is set forth below.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company’s subsidiary WorldWater Holdings Inc., a Delaware Corporation, and certain other inactive subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Fair Value of Financial Instruments

The carrying value of accounts receivable, accounts payable, and accrued expenses approximate their respective fair values due to their short maturities. The fair value of the Company’s notes payable and debt are estimated based on the current rates offered to the Company for debt of the same remaining maturities and similar terms. See “Guarantor Agreements” below for disclosures regarding the fair value of the Company’s exposure for Renewable Energy Credits (“RECs”) which have been accrued on the Balance Sheet as of June 30, 2006 and December 31, 2005.

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with a high quality financial institution. With respect to accounts receivable as of June 30, 2006, 90% of the receivables were from commercial customers and 64% were rebates owed by state agencies administering clean energy initiatives generated from the sale of solar equipment installed in the United States of which 100% had, been collected during the third quarter of 2006. The Company does not require collateral or other security against accounts receivable; however, it maintains reserves for potential credit losses and such losses have historically been within management’s expectations. The Company had two customers accounting for 63% of revenue in the six months ended June 30, 2006.

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

Renewable Energy Credit Guarantee (RECs)

Under the equipment sales contract for the 267,840 kW (DC) solar-driven irrigation and energy system built in 2004 and a 42.7 kW solar-pumping and energy system completed in the six months ended June 30, 2006, the Company has guaranteed the price of certain Renewable Energy Certificates (RECs) to be generated by the installations during the first seven years of operation, respectively. Based on current market indications, the Company estimates its guarantee obligation may result in a potential loss of $452,907 which is tied to the future market and trading value of RECs traded in California. Without the knowledge of the future value of these RECs, the Company recorded as reductions of Contract Revenue estimated losses of $393,617 in the year ended December 31, 2004 and $59,290 in the year ended December 31, 2005. No additional loss provisions for RECs were recorded in the six months ended June 30, 2006. Adjustments to the estimated guarantee obligation will be recognized as an adjustment of revenue over the seven year term of the respective guarantee obligations.

Product Warranty

The Company provides for the estimated cost of product warranties at the time revenue is recognized. Since the Company has a limited operating history, adjustments in future periods may be required as its installations mature. The following table summarizes the activity regarding the Company’s warranty accrual:

Balance, December 31, 2005	$109,387
Warranty provision	60,000
Utilization of warranty reserve	(3,249)
Balance, June 30, 2006	$166,138

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

Equipment and Leasehold Improvements

Equipment and leasehold improvements are carried at cost, less accumulated depreciation and amortization, and are depreciated and amortized for financial reporting purposes using the straight-line method. Depreciation for income tax purposes is computed using accelerated methods. The estimated useful lives are: computers and information equipment, 5 years; office furniture, vehicles, and test and assembly fixtures, 5 to 7 years; and, leasehold improvements, the shorter of 7 years or the life of the lease. Upon retirement or disposal, the asset cost and related accumulated depreciation are removed from the accounts.

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

Advertising Costs

Advertising costs are expensed as incurred and were approximately $28,718 and $15,989 in the quarters ended June 30, 2006 and 2005, respectively and $64,644 and $21,442 in the six months ended June 30, 2006 and 2005, respectively.

Share-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” using the modified prospective transition method. Under the modified prospective transition method, recognized compensation cost for the six months ended June 30, 2006 includes:1) compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123 for the portion vesting in the quarter ended June 30, 2006; and 2) compensation cost for all share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with Statement 123(R). In accordance with the modified prospective method, the Company has not restated prior period results.

In the quarter ended June 30, 2006, the Company recognized share-based compensation cost of $272,201, which consisted of $30,000 for services included in selling, general and administrative expenses and $242,201 in Employee Stock Option Compensation Expense.  For the six months ended June 30, 2006, the Company recognized share-based compensation cost of $645,417, which consisted of $48,137 for services included in selling, general and administrative expenses and $597,280 in Employee Stock Option Compensation Expense.  The Company did not capitalize any share-based compensation cost.

As a result of adopting Statement 123(R), net loss for the three and six months ended June 30, 2006 was $264,701 and $630,417, respectively, lower, than if the Company had continued to account for share-based compensation under APB 25.  The effect of adopting Statement 123(R) on basic and diluted earnings per share for the three and six months ended June 30, 2006 was $0.002 and $0.005, respectively, per share.

Prior to adopting Statement 123(R), the Company presented the tax benefit, if any, of stock option exercises as operating cash flows. Statement 123(R) requires that tax benefits, if any, resulting from tax deductions in excess of the compensation cost recognized for those options be classified as financing cash flows.

Statement 123(R) also requires companies to calculate an initial “pool” of excess tax benefits available at the adoption date to absorb any tax deficiencies that may be recognized under Statement 123(R). The pool includes the net excess tax benefits that would have been recognized if the Company had adopted Statement 123 for recognition purposes on its effective date.

The Company has elected to calculate the pool of excess tax benefits under the alternative transition method described in FASB Staff Position (“FSP”) No. FAS123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards,” which also specifies the method the Company must use to calculate excess tax benefits reported on the statement of cash flows. The Company is in a net operating loss position; therefore, no excess tax benefits from share-based payment arrangements have been recognized for the six months ended June 30, 2006.

The following table illustrates the effect on net income and net income per share as if the fair-value-based method under SFAS 123 had been applied. Option forfeitures are accounted for as they occurred and no amounts of compensation expense have been capitalized into inventory or other assets, but instead are considered period expenses in the pro forma amounts.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net loss, as reported	$(1,494,665)	$(2,839,394)
Add: Stock based employee compensation expense included in reported net loss, net of related tax effects	7,500	15,000
Deduct: Stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	(6,303)
Pro forma net loss	(1,487,165)	2,830,697
Loss per share:
Basic and Diluted—as reported	$(0.02)	$(0.03)
Basic and Diluted—pro forma	$(0.02)	$(0.03)

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

As of June 30, 2006, there was $598,967 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the stock incentive plan of which the costs expected to be recognized are $453,635 in 2006 and $145,332 in 2007.

For the six months ended June 30, 2006, the Company based expected volatility on both historical volatility and implied volatility on the Company’s stock. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The Company used historical data to estimate expected option exercise and post-vesting employment termination behavior. The Company utilized the risk-free interest rate for periods equal to the expected term of the option based upon the U.S. Treasury yield curve in effect at the time of the grant. The Company has no intention of declaring any dividends.

For the three months ended June 30, 2006, the Company has estimated the fair value of each option award on the date of grant using the Black-Scholes model. The Company based expected volatility on historical volatility. The Company estimated the expected term of stock options using historical exercise and employee termination experience. The Company estimated the fair value of options awarded during the six months ended June 30, 2006 using the Black-Scholes option pricing based on the following assumptions:

2006
Expected term until exercised, years	8.45
Expected stock price volatility, average	38%
Risk-free interest rate, zero coupon U.S. Treasury Notes	4.80%
Expected dividend yield	-0-
Weighted-average fair value per option	$0.19

A summary of option activity as of June 30, 2006 and changes during the six months then ended is presented below:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
	Shares	Exercise Price	Term
Balance, December 31, 2005	11,810,392	$0.26
Granted	1,588,000	0.33
Exercised	(314,705)	0.28
Forfeited or expired	(340,000)	0.33
Balance, June 30, 2006	12,743,687	0.27	7.06
Options Exercisable, June 30, 2006	10,395,313	0.31	6.58

Cash received from option exercises under all share-based payment arrangements for the six months ended June 30, 2006 was $86,971. No tax benefit was realized from option exercises of the share-based payment arrangements for the three and six months ended June 30, 2006 and 2005.

Equity Security Transactions

The Board of Directors has established the fair value of common stock based upon quoted market prices existing at the dates such equity transactions occurred.

Net Loss Per Common Share

Basic loss per share includes no dilution and is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. As presented, the Company’s basic and diluted loss per share attributable to common stockholders is based on the weighted average number of common shares outstanding during the period. The calculation of diluted net loss per common share for the three and six months ended June 30, 2006 and 2005 does not include other potential common shares, including shares issuable upon exercise of options, warrants and conversion rights, since their effect would be antidilutive due to the Company’s losses. Below is a table of the potential issuable shares as of June 30, 2006 and 2005, respectively:

	As of June 30, 2006	As of June 30, 2005
Warrants	24,093,482	29,152,105
Debt conversion rights	7,999,248	18,493,692
Stock options	12,743,687	9,783,080
Preferred stock conversion rights(1)	611,111	611,111
Total	45,447,528	58,039,988

(1)             Assuming the Company’s authorized shares are increased the Redeemable Convertible Series C Preferred Stock issued in June 2006 would have conversion rights into 2,232,000 common shares assuming a conversion price of $0.28 per share, the Company’s June 30, 2006 common stock closing price.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”—an interpretation of FASB Statement No. 109. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Company does not expect this adoption of this interpretation to have a material impact on the company's consolidated financial statements. This interpretation is effective for fiscal years beginning after December 15, 2006.

In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” was issued. SFAS No. 154 changes the accounting for and reporting of a change in accounting principle by requiring retrospective application to prior periods’ financial statements of changes in accounting principle unless impracticable. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005.

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

Note (4) Proposed Acquisition

In June, 2006, the Company announced that it has entered into a Letter of Intent (LOI) with ENTECH, Inc. of Keller, TX (‘ENTECH’), to acquire all the outstanding stock of ENTECH upon completion of the necessary due diligence and after obtaining appropriate financing. ENTECH, a private company formed in 1983, is a developer and manufacturer of advanced concentrating solar photovoltaic and thermal technologies for terrestrial and space power applications. ENTECH has developed concentrator solar power systems, supplied solar power for space missions for NASA, and installed ground-based concentrating solar systems in North America.

With the combined technologies of the Company and ENTECH, solar systems will be capable of generating and delivering electrical and thermal energy on site at prices competitive to retail prices without relying on government sponsored rebates. ENTECH’s patented concentrator technology allows for the installation of massive solar “farms” with greatly reduced requirements for solar cell materials (silicon or multi-junction). Due to the advantages of ENTECH’s concentrator, a significant less amount of silicon used in flat plate solar modules is required by current ENTECH modules to generate the same electrical power. Consequently, the ENTECH technology greatly lessens the impact of the silicon material shortage currently constricting flat plate solar panel supply. ENTECH concentrators utilize a two-axis tracker to follow the sun’s position throughout the day, maximizing energy production.

ENTECH’s technology can produce photovoltaic electricity, or thermal energy (heat) for commercial uses such as for heating and/or air conditioning. When applied in a combined fashion for onsite power applications, the cost to the customer can be significantly less for electricity generated and for BTU of heat provided versus separate competing systems currently on the market while being competitive with current retail energy prices.

It is the Company’s intention to purchase ENTECH through a newly-formed subsidiary. The financing of the acquisition is intended to be based solely on the business prospects and assets of the acquired entity, ENTECH. It is not anticipated that WorldWater cash or new shares will be utilized in the transaction.

As a proposed subsidiary of the Company, ENTECH will maintain its identity, location, and business operations in both terrestrial and space solar energy. ENTECH will continue to perform its highly successful contract work for NASA, the U.S. Department of Defense, and other customers, as well as its internal R&D programs leading to improved future products.

To obtain the exclusive opportunity through December 31, 2006 to conduct due diligence the Company made a $500,000 payment to ENTECH to be used for operating and working capital requirements of ENTECH.

Note (5)   Contracts in Progress

	June 30, 2006	December 31, 2005
Costs incurred to date on contracts	$4,926,500	$2,442,477
Estimated earnings, less foreseeable losses	2,403,571	(527,021)
	7,330,071	1,915,456
Billings to date	(6,482,641)	(1,480,273)
Net costs and estimate earnings/losses in excess of billings	$847,430	$435,183
These amounts are included in the accompanying condensed consolidated balance sheets under the following captions:
Costs and estimated earnings/losses in excess of billings	$945,029	$466,985
Billings in excess of costs and estimated earnings/losses	(97,599)	(31,802)
	$847,430	$435,183

Note (6)   Equipment and Leasehold Improvements

Equipment and leasehold improvements consist of the following at June 30, 2006 and December 31, 2005:

	2006	2005
Office furniture and equipment	$141,986	$122,205
Vehicles	116,609	79,634
Computers	70,634	64,719
Test equipment and assembly fixtures	42,151	34,903
Leasehold improvements	12,624	7,171
	384,004	308,632
Less accumulated depreciation and amortization	(268,296)	(258,017)
Equipment and leasehold improvements, net	$115,708	$50,615

Note (7)   Intangible Assets

Intangible assets are listed below and associated accumulated amortization as of June 30, 2006 and December 31, 2005.

	June 30, 2006	December 31, 2005
Loan origination costs	$661,634	$661,634
Accumulated amortization	(558,509)	(373,946)
Loan origination costs, net	$103,125	$287,688

Non-compete agreement, customer list and trade name	$123,000	$123,000
Accumulated amortization	(33,333)	(13,333)
Non-compete agreement, net	$89,667	$109,667

Purchased customer contracts	$98,500	$98,500
Accumulated amortization	(98,500)	(98,500)
Purchased customer contracts, net	$—	$—

Note (8)   Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005
Accounts payable	$2,129,752	$1,616,206
Accrued salaries	166,167	250,085
Accrued interest	229,474	226,446
Accrued warranty reserve	166,138	109,387
Accrued sales commission	60,122	56,991
Accrued payroll taxes and withholdings	13,127	13,127
Other accrued expenses	75,669	16,365
Total	$2,840,449	$2,288,607

Note (9)   Long-Term Debt and Notes Payable

Long-term debt (including convertible debt) and notes payable, excluding related party transactions (see Related Party Transaction note below), consist of the following uncollateralized loans outstanding at June 30, 2006 and December 31, 2005:

					Option to Pay
					Interest in
					either	Conversion	Potential Number of	June 30, 2006		December 31, 2005
	Holders of	Stated	Effective	Interest	Common	Price of	Shares Upon	Face	Net Amount	Face	Net Amount
Maturity Date	Loans	Interest Rate	Interest Rate	Period	Stock or Cash	Common Stock	Conversion	Amount	Outstanding	Amount	Outstanding

2006	Funds & Qualified Individual Investors	10%	19-30%	Semi-Annual	Yes	$0.150	366,667	55,000	53,313	235,000	218,522

2007	Funds & Qualified Individual Investors	10%	19-30%	Semi-Annual	Yes	$0.150	1,233,667	185,050	180,759	267,550	230,842

2008	Funds & Qualified Individual Investors	10%	19-30%	Majority Monthly	Yes	$0.173	6,055,555	1,050,000	702,000	3,675,000	2,823,287
On Demand	Qualified Individuals	0% to 10%	0% to 15%	Majority Monthy & Semi-Annual	No	N/A	N/A	3,000	3,000	3,000	3,000

On Demand	Qualified Individual Investors	10%	10%	Maturity	No	$0.400	132,500	53,000	53,000	53,000	53,000

Stated Maturity Date 1997	Qualified Individual Investor	8%	8%	Maturity	No	$0.400	125,000	50,000	50,000	50,000	50,000

Not Stated	Qualified Individual Investors	Not stated—imputed at 4.5%	4.50%	Not stated	N/A	$0.495	85,859	42,500	42,500	42,500	42,500

2010	Financial Institutions	8%		Monthly principal & interest payments	No	N/A	N/A	104,253	104,253	107,475	107,475

						Total	7,999,248	$1,542,803	1,188,825	$4,433,525	3,528,626

							Less current portion		461,287		769,180
							Long-term portion		$727,538		$2,759,446

In July 2005, the Company entered into a $3,250,000 10% convertible note due July 21, 2008, for total proceeds of $3,000,000, which was convertible into 18,055,556 shares of the Company’s common stock. The note is convertible into the

Company’s common stock at a price equal to the lesser of (i) the volume-weighted average stock price for the 10 trading days prior to conversion, and (ii) $0.18 per share; provided that the conversion price shall not exceed the closing price on the day prior to conversion. The Company is paying a premium of $250,000 which will be amortized over the three year term of the note. Repayment of the note and payment of associated interest can be made in cash or in registered shares of common stock of the Company, or a combination of both, at the option of the Company, in equal principal installments of $154,762 commencing November 2006 and ending July 2008. The Investor has the option to convert all or any part of the outstanding principal to common stock of the Company. In the first quarter of 2006 the note holder exercised its option to convert $2,500,000 of the outstanding principal into 13,888,890 common shares of the Company.  The Company’s obligations under the note are secured by a first lien security interest on the Company’s assets.

Also in July 2005, the Company entered into two convertible notes totaling $350,000: $250,000 with an investment fund and $100,000 with a private investor. The notes bear 10% interest which at the option of the Company can be paid in cash or in shares of the common stock of the Company, or a combination of both. The note holders have the option to convert all or any part of the outstanding principal into common stock of the Company at a conversion price of $0.18 per share. In the fourth quarter of 2005 and the second quarter of 2006, the investment fund holder converted $125,000, respectively, of their outstanding principal into 694,444 common shares of the Company.

The conversion price of the convertible note issued in July 2005 was at a discount to the Company’s stock trading price on the date of issuance resulting in a beneficial conversion expense of $3,072,963 being recorded.

In conjunction with the issuance of the convertible notes in July 2005, the Company issued four-year warrants for the purchase of up to 9,611,112 shares of the Company’s common stock, at an average exercise price of $0.18 per share, which are exercisable at any time by the note holders.

In conjunction with the issuance of the convertible notes in July 2005, the Company recorded beneficial conversion expense of $3,072,973.  The detachable warrants issued resulted in a discount of $1,447,308 to the notes.  The fair value of the warrants was determined using the Black-Scholes option pricing model. The warrant discount of the notes was recorded as additional paid-in capital and is being amortized to interest expense over the term of the Convertible Notes. Should the notes be converted or paid off prior to the repayment terms, the amortization of the warrant discount will be accelerated on a pro-rata basis.

The maturities of long-term debt (face amount) as of June 30, 2006 are:

2006	$243,482
2007	208,315
2008	1,070,255
2009	10,225
2010	10,526
Total	$1,542,803

Note (10)   Related Party Transactions

Notes Payable

The Company had outstanding notes payable owed to directors, officers and employees of the Company as of June 30, 2006 and December 31, 2005 as follows:

	June 30, 2006	December 31, 2005
Directors	$3,000	$3,000
Officers and employees	30,156	32,748
Total	33,156	35,748
Less current maturities	(33,156)	(35,748)
Total long term note payable, related party	$—	$—

Notes payable to directors, officers and employees are due on demand and accrue interest at 10% per annum.

Other Related Party Transactions

Through June 30, 2006, the Company had leased office and laboratory facilities from the Chairman of the Company. Lease payments to the Chairman were $18,000 in the six months ended June 30, 2006 and 2005, respectively, plus utilities and maintenance.

Included in accrued sales commissions as of June 30, 2006 and December 31, 2005 are $58,622 and $46,919, respectively, owed the Chairman under a management services fee agreement that expired December 31, 2005.

Note (11)   Convertible Preferred Stock and Redeemable Convertible Preferred Stock

Series B Convertible Preferred Stock

In 2000, the Company issued 611,111 shares of Series B 7% three-year Convertible Preferred Stock at $0.90 per share. The Series B Preferred Stock proceeds were intended to be used by the Company for the initial operating requirements of WorldWater (Phils) Inc., the former Philippine subsidiary of the Company. The conversion privileges, which expired September 2003, were either into 10% of the Company’s former Philippine subsidiary WorldWater (Phils) Inc. or into 611,111 common shares of the Company.

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

Series C Redeemable Convertible Preferred Stock

In June, 2006, the Company issued 625,000 shares of Series C 6% Redeemable Convertible Preferred Stock at $1.00 per share.  The Series C Redeemable Convertible Preferred Stock proceeds are to be used to fund: (i) a $500,000 payment made to the ENTECH, Inc. (“ENTECH”) to secure a binding letter of intent allowing the Company the opportunity to conduct due diligence for the proposed acquisition of all of the common shares of ENTECH by the Company or an affiliate; and (i) due diligence expenses directly incurred in connection with the proposed acquisition transaction.

The Series C Redeemable Convertible Preferred Stock held by each subscriber is convertible on an all or none basis, into either: (i) common stock of the Company; or (ii) each holder’s proportionate share of a 6.5% interest in the entity which will be formed for the purpose of purchasing the common shares of ENTECH.  Conversion into common stock of the Company upon the consent of the Company’s shareholders to a increase in the authorized shares of the Company from 200,000,000. Each holder of the Series C Redeemable Convertible Preferred Stock may elect to convert into his or her proportionate share of a 6.5% interest in the entity formed to purchase the common stock of ENTECH during the 120 day period following the closing of the ENTECH transaction or, alternatively, may convert into the common stock of the Company at any time prior to January 1, 2009, provided that the issuance of a sufficient number of additional shares of common stock of the Company are authorized prior to such date. The conversion price to be used for conversions into common stock of the Company will be equal to the closing bid price of the common stock on the earlier to occur of: (a) the termination of the proposed ENTECH acquisition; or (b) the closing of the proposed ENTECH acquisition; or (c) December 31, 2006.

Dividends on the Series C Redeemable Convertible Preferred Stock will accrue at the annual rate of 6%, payable the first day of each month.  During the period July 1, 2006 through June 30, 2007 dividends will be accrued but not paid.  All accrued and unpaid dividends will be payable upon conversion.

Note (12)   Common Stock Transactions

Common stock transactions during the six months ended June 30, 2006 consisted of the following:

		Price Per
	Share	Share
Shares Issued and Outstanding December 31, 2005	108,786,940
Conversion of Convertible Loans	16,333,334	$0.18
Warrants exercised	13,842,498	0.19
Shares issued in lieu of payment of cash for interest	125,065	0.28
Stock options exercised	314,705	0.28
Shares issued as compensation for financial advisory and business development services	761,311	0.36
Shares issued during the six months ended June 30, 2006	31,376,913	0.19
Shares issued and Outstanding June 30, 2006	140,163,853

Note (13)   Warrant Transactions

The Company accounts for transactions with non-employees, in which financing, goods or services are the consideration received for the issuance of equity warrant instruments under the fair value method. The fair value of warrants issued was calculated using the Black-Scholes pricing model with the following assumptions: dividend yield of zero percent; average expected volatility of 37%; average risk free interest rate of 4.33%, and an average term of 1 year were used to value warrants issued in the six months ended June 30, 2006. The relative fair value of the warrants resulted in non-cash expense charges of $1,216,189 and $70,837 for the six months ended June 30, 2006 and 2005. All warrants are exercisable.

In the six months ended June 30, 2006, the Company raised $2,677,971 through the exercise of 13,842,498 warrants at an average price of $0.19 per share.   The Company offered short-term inducements to warrant holders to exercise warrants early which resulted in warrant inducement fees of $1,343,988 being recorded in the six months ended June 30, 2006.  In the first six month the Company offered warrant holders having warrants with exercise prices greater than $0.20 per share the opportunity to exercise their warrants at $0.20 per share provided warrants were exercised prior to June 30, 2006.  The Company recognized an expense of $1,064,223 determine using Black-Scholes option pricing model for 5,309,417 warrants exercised and the difference between the original face price of the warrant and the actual price paid for 1,706,667 warrants exercised.  To induce two warrant holders to exercise early, the Company issued 1,083,614 warrants at an average exercise price of $0.37.  The Company recognized an expense of $151,966 determined using the intrinsic value.  In addition, to induce a warrant holder to exercise early, the Company issued shares of common stock equal to a percentage of the warrants exercised resulting in an expense of $127,799 being incurred.

Warrant transactions consisted of the following during the quarter ended June 30, 2006:

	Exercisable
	Warrants	Stock Price
Warrants Outstanding As of December 31, 2005	36,789,366	$0.15 to $0.50

Warrants granted to induce exercise of existing warrants	1,083,614	$0.37
Warrants granted for services	500,000	0.41
Exercise of Warrants	(13,842,498)	0.19
Expired Warrants	(437,000)	0.28

Warrants Outstanding As of June 30, 2006	24,093,482	$0.15 to $0.50

Warrants outstanding expire as follows:

	Warrants	Strike
Year	Expiring	Price
2006	10,000	$0.30
2007	3,108,999	0.15-0.50
2008	2,551,697	0.15-0.37
2009	17,666,095	0.15-0.41
2011	756,691	0.35-0.375
	24,093,482

Note (14)   Commitments and Guarantees

The Company’s commitments and guarantees as of June 30, 2006, for the remainder of 2006 and the years  2007 through 2010 and thereafter are estimated below:

Amounts rounded	Remainder of
in thousands	2006	2007	2008	2009	2010	Thereafter	Total

Long-tem debt maturities	$243,482	$208,315	$1,070,255	$10,225	$10,526	$—	$1,542,803
Employment obligations	358,000	265,500	110,000	—	—	—	733,500
Renewable energy credit guarantee obligations	12,329	73,976	73,976	73,976	73,976	81,515	389,748
Operating lease payments	92,500	143,000	54,000	—	—	—	289,500
Repayment of grant	59,184	118,367	—	—	—	—	177,550
Total	$765,495	$809,158	$1,308,231	$84,201	$84,502	$81,515	$3,133,101

Operating Leases

The Company’s executive office, research and development facility is housed in a leased 13,270 square foot site located at 55 Route 31 South, Pennington, New Jersey. The operating lease expires June 25, 2007. The Company has leased office space in Applegate, California through April 30, 2009.

Employment Agreements

The Company has entered into employment agreements with its Chairman, Chief Executive Officer, Chief Financial Officer, and certain key employees of the Company which have remaining terms extending through July 2007. Employment benefits include auto allowances, participation in Company health insurance coverage, and, in the case of the Chairman, maintenance of a whole life insurance policy whose beneficiary is the Chairman’s spouse.

Note (15)   Contingencies

The Company is subject to various claims and suits from time to time in the ordinary course of its business. The Company is not aware of any pending or threatened litigation that could have a material adverse effect on the Company’s business, financial condition or results of operations.

Note (15)   Supplemental Disclosure of Cash Flow Information

	6 Months Ended June 30, 2006	6 Months Ended June 30, 2005
Cash paid for interest	$72,911	$79,520

ITEM 2.                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATIONS

Statements in this Management’s Discussion and Analysis, and elsewhere in this Quarterly Report on Form 10-QSB concerning the Company’s outlook or future economic performance; anticipated profitability, gross billings, commissions and fees, expenses or other financial items; and, statements concerning assumptions made or exceptions to any future events, conditions, performance or other matters constitute forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, (1) that there can be no assurance that the Company will grow and/or manage its growth profitably, (2) risks associated with reliance on governmental regulations, (3) competition, (4) the Company’s results have fluctuated in the past and are expected to fluctuate in the future, (5) the loss of services of key individuals which could have a material adverse effect on the Company’s business, financial condition or operating results, and (6) risks associated with operating in emerging countries.

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

PROPOSED ACQUISITION OF ENTECH INC.

In June, 2006, the Company announced that it has entered into a Letter of Intent (LOI) with ENTECH, Inc. of Keller, TX (‘ENTECH’), to acquire all the outstanding stock of ENTECH upon completion of the necessary due diligence and after obtaining appropriate financing. ENTECH, a private company formed in 1983, is a developer and manufacturer of advanced concentrating solar photovoltaic and thermal technologies for terrestrial and space power applications. ENTECH has developed concentrator solar power systems, supplied solar power for space missions for NASA, and installed ground-based concentrating solar systems in North America.

With the combined technologies of the Company and ENTECH, solar systems will be capable of generating and delivering electrical and thermal energy on site at prices competitive to retail prices without relying on government sponsored rebates. ENTECH’s patented concentrator technology allows for the installation of massive solar “farms” with greatly reduced requirements for solar cell materials (silicon or multi-junction). Due to the advantages of ENTECH’s concentrator, a significantly less amount of silicon used in flat plate solar modules is required by current ENTECH modules to generate the same electrical power. Consequently, the ENTECH technology greatly lessens the impact of the silicon material shortage currently constricting flat plate solar panel supply. ENTECH concentrators utilize a two-axis tracker to follow the sun’s position throughout the day, maximizing energy production.

ENTECH’s technology can produce photovoltaic electricity, or thermal energy (heat) for commercial uses such as for heating and/or air conditioning. When applied in a combined fashion for onsite power applications, the cost to the customer can be significantly less for electricity generated and for BTU of heat provided versus separate competing systems currently on the market while being competitive with current retail energy prices.

It is the Company’s intention to purchase ENTECH through a newly-formed subsidiary. The financing of the acquisition is intended to be based solely on the business prospects and assets of the acquired entity, ENTECH. It is not anticipated that WorldWater cash or new shares will be utilized in the transaction.

As a proposed subsidiary of the Company, ENTECH will maintain its identity, location, and business operations in both terrestrial and space solar energy. ENTECH will continue to perform its highly successful contract work for NASA, the U.S. Department of Defense, and other customers, as well as its internal R&D programs leading to improved future products.

To obtain the exclusive opportunity through December 31, 2006 to conduct due diligence the Company made a $500,000 payment to ENTECH.  The deposit and the anticipated cost of due diligence has been financed by the issuance of $625,000 of Series C Redeemable Convertible Preferred Stock.

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

ACCOUNTING FOR INCOME TAXES

The Company is required to estimate its income taxes in each of the jurisdictions in which it operates as part of its condensed consolidated financial statements. This involves estimating the actual current tax in addition to assessing temporary differences resulting from differing treatments for tax and financial accounting purposes. These differences together with net operating loss carryforwards and tax credits may be recorded as deferred tax assets or liabilities on the balance sheet. A judgment must then be made of the likelihood that any deferred tax assets will be recovered from future taxable income. To the extent that the Company determines that it is more likely than not that deferred tax assets will not be utilized, a valuation allowance is established. Taxable income in future periods significantly different from that projected may cause adjustments to the valuation allowance that could materially increase or decrease future income tax expense. As of June 30, 2006 and December 31, 2005, an allowance equal to 100% of the deferred tax asset was recorded.

RESULTS OF OPERATIONS—QUARTER ENDED JUNE 30, 2006 (amounts are rounded to the nearest thousand)

Contract Revenue.   Contract revenue for the quarter ended June 30, 2006 amounts to $1,701,000, and represents 95% of the Company’s revenue. All contract revenue was generated by domestic projects. The Company had contract revenue of $201,000 in the quarter ended June 30, 2005.

Four commercial projects account for $1,341,000 or 79% of domestic contract revenue in quarter ended June 30, 2006, and include the following projects:

CAPACITY (kW)	PROJECT	CUSTOMER	LOCATION	AMOUNT
226.3	Net Metering / Water Pumping	Agriculture	CA	288,000
96.6	Net Metering	Commercial	CA	549,000
26.2	Net Metering	College	NJ	157,000
500	Net Metering	Utility	NJ	347,000
				$1,341,000

Residential projects account for $280,000 of contract revenue.

Grant Revenue.   The Company recognized grant revenue of $86,000 in the second quarter of 2006 from the U.S. Trade and Development Agency (USTDA). The USTDA grant is specific to a pilot project for water supply in Sri Lanka. This project is designed to assess solar technology methods to provide safe, sustainable water supplies to people in six villages near the tsunami-ravaged southern coast of Sri Lanka.

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

Gross Profit (Loss) on Contracts.   The Company generated gross profit on contracts totaling $267,000. This amount represents gross margin of $286,000 generated on nine projects, offset by loss provisions of $19,000 on three projects.

Gross Profit (Loss) on Grants.   Gross profit of $10,000 was earned in connection with the Company’s grant revenue from the USTDA grant.

Marketing, General and Administrative Expenses.   Marketing, general and administrative expenses (MG&A) for the quarter ended June 30, 2006, amount to $1,704,000, and consists primarily of salaries, payroll taxes, employee benefits, employee stock option compensation expense, travel, professional fees, including legal, accounting and consulting fees, rent, insurance, sales and marketing expenses, and office expenses.

The 2006 second quarter expenses represent an increase of $694,000 or 69% over the second quarter of 2005.

The Company’s 2006 adoption of SFAS No. 123R, “Shared-Based Payment”, has resulted in $235,000 stock based employee compensation cost recorded in the quarter ended June 30, 2006.

The acquisition of Quantum Energy Group (in September 2005) has resulted in MG&A expenses of $214,000 in the second quarter of 2006 versus none in the comparable quarter in 2005. These expenses reflect the addition of engineering and construction management personnel, administrative personnel, and related expenses.

MG&A expenses at the Pennington location have increased $208,000, due principally to increased personnel involved in marketing and sales, and the increased usage of outside consultants engaged to support the Company’s business development activities and address the infrastructure needs of the Company.

Debt Sourcing Fees and Commissions.   The Company historically has financed its operations through a combination of convertible debt, convertible preferred stock, and equity. To date, ongoing operations have been a net user of capital, and this is expected to continue through the end of 2006. The result of having to rely on outside sources of capital for financing has been very costly for the Company. Significant debt sourcing fees and commissions are expected to continue to be incurred in 2006 until the Company’s contract revenue and related gross profit grows to a level that covers, and then exceeds, operating expenses. In 2006, the $36,000 in debt sourcing fees and commissions is amortization of cost incurred in 2005 and is being amortized over the term of the debt raised.

Research and Development Expense.   Research and development expense consists primarily of salary expense for internal personnel, and related personnel costs, as well as prototype costs incurred to improve the design of the Company’s installations, and expand the Company’s product line. Research and development are critical to the Company’s strategic objectives of enhancing its technology to meet the requirements of its targeted customers. The Company expects to maintain, if not increase, its current level of expenditure for research and development on a going-forward basis. Research and development expenses incurred in the quarter ended June 30, 2006 were $63,000, an increase of $29,000 or 88% over the second quarter of 2005. This increase is due primarily to costs associated with the development of the Company’s new MobileMaxPure™, a transportable solar-powered water purification unit.

Loss from Operations.   In the quarter ended June 30, 2006, the Company incurred a loss from operations of $1,526,000, an increase of $310,000 or 26% over the $1,216,000 loss during the same period in 2005.  The increased loss is due to increases in MG&A Expenses of $694,000, and Research and Development Expenses of $29,000, offset by a reduction in Debt Sourcing Fees and Commissions of $17,000 and increased gross margin of $396,000.

Warrant Exercise Inducement Fees.  In the quarter ended June 30, 2006 the Company raised 1,028,000 through the exercise of 5,313,082 warrants at an average price of $0.19 per share. The Company offered short-term inducements to warrant holders to exercise warrants early which resulted in warrant inducement fees of $352,000 being recorded in the quarter ended June 30, 2006. In the first six months the Company offered warrant holders having warrants with exercise prices greater than $0.20 per share the opportunity to exercise their warrants at $0.20 per share provided warrants were exercised prior to June 30, 2006. The Company recognized an expense of $109,000 equal to the difference between the original face price of the warrant and the actual price paid for 1,706,667 warrants exercised. To induce two warrant holders to exercise early, the Company issued 756,691 warrants at an average exercise price of $0.37. The Company recognized an expense of $116,000 determined using the intrinsic value. In addition, to induce a warrant holder to exercise early, The Company issued shares of common stock equal to a percentage of the warrants exercised resulting in an expense of $127,000 being incurred.

Interest Expense.   Interest expense was $179,000 for the quarter ended June 30, 2006, an decrease of $101,000 or 36% for the same period in 2005. This reflects a decrease in the average outstanding during 2006 compared to 2005 combined with a decrease in the average interest rate on borrowed funds.

Net Loss. In the quarter ended June 30, 2006, the Company incurred a Net Loss of $1,964,000, an increase of $469,000 over the $1,495,000 loss for the comparable quarter in 2005. The increased loss is due to the increased loss from operations of $310,000 plus increases in Warrant Exercise Inducement Fees of approximately $352,000 offset by a decrease in interest expense of $101,000 and an increase in other income related to the divestiture of the Philippine operation of $92,000.

RESULTS OF OPERATIONS—SIX MONTHS ENDED JUNE 30, 2006 (amounts are rounded to the nearest thousand)

Contract Revenue.   Contract revenue for the six months ended June 30, 2006 amounts to $3,599,000, and represents 96% of the Company’s revenue. All contract revenue was generated by domestic projects. The Company had $201,000 in contract revenue in the six months ended June 30, 2005.

Four commercial projects account for $3,089,000 or 86% of domestic contract revenue for the six months ended June 30, 2006, and include the following projects:

CAPACITY (kW)	PROJECT	CUSTOMER	LOCATION	AMOUNT
226.3	Net Metering / Water Pumping	Agriculture	CA	1,793,000
96.6	Net Metering	Commercial	CA	549,000
26.2	Net Metering	College	NJ	157,000
500	Net Metering	Utility	NJ	590,000
				$3,089,000

Residential projects account for $284,000 of contract revenue.

Grant Revenue.   The Company recognized grant revenue of $144,000 in the six months ended June 30, 2006.  This is comprised of $119,000 from the U.S. Trade and Development Agency (USTDA) and $25,000 from the New Jersey Board of Public Utilities (NJBPU). The USTDA grant is specific to a pilot project for water supply in Sri Lanka. This project is designed to assess solar technology methods to provide safe, sustainable water supplies to people in six villages near the tsunami-ravaged southern coast of Sri Lanka.

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

Gross Profit (Loss) on Contracts.   The Company generated gross profit on contracts totaling $369,000. This amount represents gross margin of $485,000 generated on nine projects, offset by loss provisions of $56,000 on two projects, and warranty provision of $60,000.

Gross Profit (Loss) on Grants.   Gross profit of $39,000 was earned in connection with the Company’s grant revenue: $14,000 from the USTDA grand and $25,000 from the NJBPU grant.

Marketing, General and Administrative Expenses.   Marketing, general and administrative expenses (MG&A) for the six months ended June 30, 2006, amount to $3,655,000, and consists primarily of salaries, payroll taxes, employee benefits, employee stock option compensation expense, travel, professional fees, including legal, accounting and consulting fees, rent, insurance, sales and marketing expenses, and office expenses.

The 2006 first half expenses represent an increase of $1,725,000 or 89% over the first half of 2005.

The Company’s 2006 adoption of SFAS No. 123R, “Shared-Based Payment”, has resulted in $582,000 stock based employee compensation cost recorded in the six months ended June 30, 2006 of which $504,000 was for its U.S. operations and $78,000 incurred in conjunction for the Company’s divestiture of the Philippine operation..

The acquisition of Quantum Energy Group (in September 2005) has resulted in MG&A expenses of $454,000 in the first half of 2006 versus none in the comparable period in 2005. These expenses reflect the addition of engineering and construction management personnel, administrative personnel, and related expenses.

MG&A expenses at the Pennington location have increased $742,000 due principally to increased personnel involved in marketing and sales, and the increased usage of outside consultants engaged to support the Company’s business development activities and address the infrastructure needs of the Company.

MG&A expenses associated with the Company’s Philippines’ operations were approximately $79,000 lower in the first half of 2006 versus the comparable period in 2005.  This increase represents costs associated with the divestiture of the Philippines subsidiary, principally, severance compensation (both cash and share-based compensation) to the former president of the operation, offset by lower operating expenses in 2006 due to the office closure.

Debt Sourcing Fees and Commissions.   The Company historically has financed its operations through a combination of convertible debt, convertible preferred stock, and equity. To date, ongoing operations have been a net user of capital, and this is expected to continue through the end of 2006. The result of having to rely on outside sources of capital for financing has been very costly for the Company. Significant debt sourcing fees and commissions are expected to continue to be incurred in 2006 until the Company’s contract revenue and related gross profit grow to a level that covers, and then exceeds, operating expenses. In 2006, the $194,000 in debt sourcing fees and commissions is amortization of cost incurred in 2005 and is being amortized over the term of the debt raised.

Research and Development Expense.   Research and development expense consists primarily of salary expense for internal personnel, and related personnel costs, as well as prototype costs incurred to improve the design of the Company’s installations, and expand the Company’s product line. Research and development are critical to the Company’s strategic objectives of enhancing its technology to meet the requirements of its targeted customers. The Company expects to maintain, if not increase, its current level of expenditure for research and development on a going-forward basis. Research and development expenses incurred in the six months ended June 30, 2006 were $151,000, an increase of $75,000 or 99% over the same period in 2005. This increase is due primarily to costs associated with the development of the Company’s new MobileMaxPure™, a transportable solar-powered water purification unit.

Loss from Operations.   In the six months ended June 30, 2006, the Company incurred a loss from operations of $3,593,000, an increase of $1,319,000 or 58% over the $2,274,000 loss during the same period in 2005.  The increased loss is due to increases in MG&A Expenses of $1,725,000, Debt Sourcing Fees and Commissions of $89,000, and Research and Development Expenses of $75,000, offset by increased gross margin of $570,000.

Warrant Exercise Inducement   Fee.In the six months ended June 30, 2006, the Company raised $2,678,000 through the exercise of 13,842,498 warrants at an average price of $0.19 per share.   The Company offered short-term inducements to warrant holders to exercise warrants early which resulted in warrant inducement fees of $1,344,000 being recorded in the six months ended June 30, 2006.  In the first six month the Company offered warrant holders having warrants with exercise prices greater than $0.20 per share the opportunity to exercise their warrants at $0.20 per share provided warrants were exercised prior to June 30, 2006.  The Company recognized an expense of $1,065,000 determine using Black-Scholes option pricing model for 5,309,417 warrants exercised and the difference between the original face price of the warrant and the actual price paid for 1,706,667 warrants exercised.  To induce two warrant holders to exercise early, the Company issued 1,083,614 warrants at an average exercise price of $0.37.  The Company recognized an expense of $152,000 determined using the intrinsic value.  In addition, to induce a warrant holder to exercise early, the Company issued shares of common stock equal to a percentage of the warrants exercised resulting in an expense of $127,000 being incurred.

Interest Expense.   Interest expense was $700,000 for the six months ended June 30, 2006, an increase of $133,000 or 23% for the same period in 2005. This reflects the increase in the average convertible debt offset by a decrease in the average interest rate on borrowed funds.

Net Loss. For the six month period ended June 30, 2006, the Company incurred a Net Loss of $5,540,000, an increase of $2,700,000 over the $2,839,000 loss for the comparable period in 2005. The increased loss is due to the increased loss from operations of $1,319,000 plus increases in Warrant Exercise Inducement Fees of approximately $1,344,000 and Interest Expense of $133,000 offset by an increase in other income primarily related to the divestiture of the Philippine operation of $96,000.

HISTORICAL CASH FLOW ANALYSIS

The “Historical Cash Flows Analysis” section discusses consolidated cash flow from operations, investing activities and financing activities. Amounts have been rounded to the nearest thousand.

Cash Flows from Operating Activities

	Six Months ended June 30,
	2006	2005
Net Cash Used in Operating Activities	$(3,034,000)	$(923,000)

In the six months ending June 30, 2006, the Company had an increase in net cash used in operating activities of $2,111,000 in a period when the Company had an increase in net loss of $2,700,000. An analysis of the increased loss is above in the RESULTS OF OPERATIONS discussion. An increase in non-cash charges in 2006 offset the increased net loss and increases in the Company’s working capital during the first half of 2006. Below is a reconciliation of the increase in net cash used in operating activities.

Increases (decreases) in non-cash charges:
Issuance of warrants as inducement for warrant exercise	$1,216,000
Stock based employee compensation cost	582,000
Amortization of interest expense	242,000
Amortization of loan origination costs	205,000
Issuance of stock for services	247,000
Issuance of options and warrants for services	47,000

Issuance of stock in lieu of interest	(236,000)
Depreciation and amortization	(6,000)
2,297,000

Changes in timing of cash receipts and disbursements related to working capital items	(1,708,000)

Change in net loss-2006 compared to 2005	(2,700,000)
Decrease in net cash used in operating activities	$(2,110,000)

Cash Flows Used in Investing Activities

	Six Months ended June 30,
	2006	2005
Net Cash Used in Investing Activities	$(575,000)	$(12,000)

On June 30, 2006, The Company made a deposit of $500,000 towards the proposed acquisition of ENTECH, Inc., a developer and manufacturer of advanced concentrating solar photovoltaic and thermal technologies for terrestrial and space power applications. In the six months ended June 30, 2006 and 2005, investing activities included the purchase of office equipment including computers and furniture for the increased work force of the Company.

In the six months ended June 30, 2006 and 2005, investing activities included the purchase of office equipment including computers and furniture for the increased workforce.

Cash Flows from Financing Activitie

	Six Months ended June 30,
	2006	2005
Net Cash Provided By Financing Activities	$3,387,000	$924,000

In the six months ended June 30, 2006 and 2005, the Company financed its operations principally through the issuance of common stock as the result of private sales and the exercise of warrants and stock options.

Issuance of Series C Redeemable Convertible Preferred Stock

In June, 2006, the Company issued 625,000 shares of Series C 6% Redeemable Convertible Preferred Stock at $1.00 per share. The Series C Redeemable Covertible Preferred Stock proceeds are to be used to fund: (i) a $500,000 payment made to the ENTECH, Inc. (“ENTECH”) to secure a binding letter of intent allowing the Company the opportunity to conduct due diligence for the proposed acquisition of all of the common shares of ENTECH by the Company or an affiliate; and (ii) due diligence expenses directly incurred in connection with the proposed acquisition transaction.

The Series C Redeemable Convertible Preferred Stock held by each subscriber is convertible on an all or none basis, into either: (i) common stock of the Company; or (ii) each holder’s proportionate share of a 6.5% interest in the entity which will be formed for the purpose of purchasing the common shares of ENTECH.  Conversion into common stock of the Company upon the consent of the Company’s shareholders to a increase in the authorized shares of the Company from 200,000,000. Each holder of the Series C Redeemable Convertible Preferred Stock may elect to convert into his or her proportionate share of a 6.5% interest in the entity formed to purchase the common stock of ENTECH during the 120 day period following the closing of the ENTECH transaction or, alternatively, may convert into the common stock of the Company at any time prior to January 1, 2009, provided that the issuance of a sufficient number of additional shares of common stock of the Company are authorized prior to such date. The conversion price to be used for conversions into common stock of the Company will be equal to the closing bid price of the common stock on the earlier to occur of: (a) the termination of the proposed ENTECH acquisition; or (b) the closing of the proposed ENTECH acquisition; or (c) December 31, 2006.

Dividends on the Series C Redeemable Convertible Preferred Stock will accrue at the annual rate of 6%, payable the first day of each month.  During the period July 1, 2006 through June 30, 2007 dividends will be accrued but not paid.  All accrued and unpaid dividends will be payable upon conversion.

Exercise of Warrants

In the six months ended June 30, 2006, the Company raised $2,678,000 through the exercise of 13,842,498 warrants at an average price of $0.19 per share.   The Company offered short-term inducements to warrant holders to exercise warrants early which resulted in warrant inducement fees of $1,344,000 being recorded in the six months ended June 30, 2006.  In the first six month the Company offered warrant holders having warrants with exercise prices greater than $0.20 per share the opportunity to exercise their warrants at $0.20 per share provided warrants were exercised prior to June 30, 2006.  The Company recognized an expense of $1,064,000 determine using Black-Scholes option pricing model for 5,309,417 warrants exercised and the difference between the original face price of the warrant and the actual price paid for 1,706,667 warrants exercised.  To induce three warrant holders to exercise early, the Company issued 1,083,614 warrants at an average exercise price of $0.37.  The Company recognized an expense of $152,000 determined using the intrinsic value.  In addition, to induce a warrant holder to exercise early, the Company issued shares of common stock equal to a percentage of the warrants exercised resulting in an expense of $128,000 being incurred.

In the six months ended June 30, 2005, the Company issued and sold 740,741 shares of common stock at a price of $0.27 per share resulting in proceeds of $200,000 under a stock purchase agreement. In addition, 2,349,418 warrants were exercised with an average price of $0.20 per share resulting in proceeds of $471,000 and 578,245 options were exercised with an average price of $0.18 per share resulting in proceeds of $104,000.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2006, the Company had a net working capital deficiency $660,000 and a Stockholders’ deficiency of $1,508,000 and a net loss of $5,540,000 for the six months ended June 30, 2006.

The condensed consolidated financial statements included herein are presented on the basis that the Company will continue as a going-concern. The going-concern concept contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company’s history of recurring losses, a working capital deficit, and a stockholders’ deficiency raise substantial doubt about the Company’s ability to continue as a going-concern. The Company has historically financed operations and met capital expenditures requirements primarily through sales of capital stock and, to a lesser extent, research revenues and solar system equipment sales. Management continues to raise capital through the sale of common stock and additional borrowings. Below is a table showing the potential issuable shares and available authorized common to be issued as of June 30, 2006 and December 31, 2005.

	As of June 30, 2006	As of December 31, 2005
Number of authorized common shares:	200,000,000	200,000,000

Shares Outstanding	140,164,000	108,787,000

Potential shares
Warrants	24,093,000	36,789,000
Debt conversion rights	7,999,000	24,333,000
Stock options	12,744,000	11,810,000
Preferred stock conversion rights (1)	611,000	611,000
Total	45,447,000	73,543,000

Available common shares to be issued	14,389,000	17,670,000

(1)             Assuming the Company’s authorized shares are increased the Redeemable Convertible Series C Preferred Stock issued in June 2006 would have conversion rights into 2,232,000 common shares assuming a conversion price of $0.28 per share, the Company’s June 30, 2006 common stock closing price.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”—an interpretation of FASB Statement No. 109. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Company does not expect this adoption of this interpretation to have a material impact on the company's consolidated financial statements. This interpretation is effective for fiscal years beginning after December 15, 2006.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” was issued. SFAS No. 154 changes the accounting for and reporting of a change in accounting principle by requiring retrospective application to prior periods’ financial statements of changes in accounting principle unless impracticable. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005.

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

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2005. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are generally effective for gathering, analyzing and disclosing the information that the Company is required to disclose in the reports filed under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Such evaluation did not identify any change in the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting; however, there are two areas of material weakness of concern.

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

In January 2005, the Company upgraded the version of accounting software. The software has controls built-in to mitigate internal control risk which the Company began utilizing upon the completion of the audit of its 2004 annual financial statements, and has utilized it through the six months ended June 30, 2006.

b) Changes in internal controls.

None.

PART II—OTHER INFORMATION

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

ITEM 2.                    UNREGISTERD SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2006, convertible notes having a face amount of $357,000 were converted into 2,244,444 shares of common stock at an average conversion price of $0.16 per share.  Associated with the conversion of the convertible notes accrued interest of $ 35,207 was paid in common stock in lieu of cash.  The Company issued 100,567 shares at an average price of $0.35.

In the quarter ended June 30, 2006, the Company issued 50,000 shares of common stock at an average price of $0.45 per share in consideration for business development services performed by consultants.

To induce the early exercise of warrants, the Company issued 127,798 shares valued at $0.38 per share.

Also in the quarter ended June 30, 2006, the Company issued 625,000 shares of Series C 6% Convertible Preferred Stock valued at $1.00 per share.  Refer to Note (10) Convertible Preferred Stock of the Financial Statements for the conversion terms.

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

WorldWater & Power Corp.
(Registrant)

By:	/s/ JAMES S. FARRIN	Date:	August 14, 2006
James S. Farrin
Chief Executive Officer

By:	/s/ LARRY L. CRAWFORD		August 14, 2006
Larry L. Crawford
Vice President/Chief Financial Officer