Form 10QSB
period 2006-09-30
WORLDWATER & POWER CORP
filed 2006-11-14
CIK 811271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

As of November 14, 2006 the Registrant had outstanding 146,546,745 shares of Common Stock, $0.001 par value outstanding.

Transitional Small Business Disclosure Format (check one)   Yes ☐  No ☒

WORLDWATER  & POWER CORP.
TABLE OF CONTENTS

WORLDWATER & POWER CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2006 AND DECEMBER  31, 2005

	September 30, 2006	December 31, 2005
	(Unaudited)	*
Assets

Current Assets:
Cash and cash equivalents	$73,638	$798,649
Restricted cash and cash equivalents	224,420	12,143
Accounts receivable, net of allowance of $69,908 at September 30, 2006, and December 31, 2005, respectively	927,123	354,739
Accounts receivable, related party	24,601	32,426
Inventory	317,648	383,722
Costs and estimated earnings/losses in excess of billings	2,892,494	466,985
Prepaid expenses and deposits	103,850	109,104
Advances to employees	33,626	17,282
Total Current Assets	4,597,400	2,175,050

Equipment and Leasehold Improvements, Net	198,334	50,615

Intangible And Other Assets
Loan origination costs, net	90,750	287,688
Other intangible assets, net	79,667	109,667
Deposit on proposed acquisition	500,000
Other deposits	8,444	41,384
Total Assets	$5,474,595	$2,664,404

Liabilities, Convertible Redeemable Preferred Stock, and Stockholders’ Deficiency

Current Liabilities:
Accounts payable and accrued expenses	$3,398,349	$2,288,607
Long-term debt and notes payable, current portion	947,479	769,180
Customer deposits	51,453	89,719
REC guarantee liability, current portion	54,700	87,220
Billings in excess of costs and estimated earnings/losses	141,349	31,802
Notes payable, related parties	118,471	35,748
Accrued losses on construction in progress	121,457	155,090
Total Current Liabilities	4,833,258	3,457,366

Long-term debt and notes payable	689,413	2,759,446
REC guarantee liability, net of current portion	315,772	329,351
Total Liabilities	5,838,443	6,546,163

Commitments and contingencies	—	—

Convertible redeemable preferred stock
Series C convertible redeemable preferred stock	750,000	—
Total Convertible Redeemable Preferred Stock	750,000	—

Stockholders’ Deficiency:
Preferred Stock Convertible $.01 par value authorized 10,000,000; issued and outstanding:
Series B 7%- 611,111 shares liquidation preference $550,000 as of September 30, 2006 and December 31, 2005	6,111	6,111
Common Stock, $.001 par value; authorized 275,000,000; 144,933,188 issued and outstanding at September 30, 2006 and 108,786,940 issued and outstanding at December 31, 2005	144,933	108,787
Additional paid-in capital	42,930,580	33,893,104
Deferred compensation	(22,500)	(45,000)
Accumulated deficit	(44,172,972)	(37,844,761)
Total Stockholders’ Deficiency	(1,113,848)	(3,881,759)

Total Liabilities, Convertible Redeemable Preferred Stock and Stockholders’ Deficiency	$5,474,595	$2,664,404

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

* Derived from audited financial statements.

WORLDWATER & POWER CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE AND NINE MONTHS  ENDED SEPTEMBER 30, 2006 AND 2005

(UNAUDITED)

	Three Months		Nine Months
	9/30/06	9/30/05	9/30/06	9/30/05
Revenues:
Contract	$6,478,269	$609,791	$10,077,348	$810,497
Grant	53,429	—	197,851	32,900
Total	6,531,698	609,791	10,275,199	843,397

Cost of Revenues:
Contract	5,003,323	828,138	8,233,354	1,223,704
Grant	76,793	—	182,216	—
Total	5,080,116	828,138	8,415,570	1,223,704

Gross Profit (Loss):
Contract	1,474,946	(218,347)	1,843,994	(380,307)
Grant	(23,364)	—	15,635	—
Total	1,451,582	(218,347)	1,859,629	(380,307)

Operating Expenses:
Marketing, general and administrative expenses	1,791,387	1,135,930	5,446,202	3,065,594
Research and development expense	65,979	—	217,260	115,508
Total Expenses	1,857,366	1,135,930	5,663,462	3,181,102
Loss from Operations	(405,784)	(1,354,277)	(3,803,833)	(3,561,409)

Other (Expense) Income
Debt sourcing fees and commissions	1,175	(39,493)	(193,388)	—
Warrant exercise inducement fees	(244,444)	(3,072,964)	(1,588,432)	(3,072,964)
Interest expense, net	(138,403)	(347,226)	(838,366)	(914,511)
Other (Expense) Income, Net	(1,003)	5,983	95,808	7,640
Total Other (Expense) Income, Net	(382,675)	(3,453,700)	(2,524,378)	(3,979,835)
Net Loss	$(788,459)	$(4,807,977)	$(6,328,211)	$(7,541,244)

Basic and diluted net loss per share	$(0.01)	$(0.05)	$(0.05)	$(0.08)

Weighted Average Common Shares Outstanding used in Per Share Calculation	141,276,871	100,201,163	131,268,322	89,003,758

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

WORLDWATER & POWER CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER  30, 2006 AND 2005

(UNAUDITED)

	2006	2005
Cash Flows from Operating Activities:
Net loss	$(6,328,211)	$(7,541,244)
Adjustments to reconcile net loss to net cash used in operating activities:		0
Issuance of warrants as inducement for warrant exercise	1,216,189	99,722
Beneficial conversion feature of convertible notes	—	3,072,964
Stock based employee compensation cost	852,672	—
Amortization of interest expense	599,733	577,386
Amortization of intangibles and loan origination costs	226,938	75,690
Issuance of stock for service	287,298	60,300
Issuance of options and warrants for services	118,137
Amortization of deferred compensation	22,500	22,500
Issuance of stock in lieu of interest	59,840	367,319
Depreciation and amortization	20,493	24,501

Changes in assets and liabilities:
Accounts receivable	(572,384)	949,942
Accounts receivable -related parties	7,825	(15,031)
Inventory	66,074	(18,049)
Costs and estimated earnings/losses in excess of billings	(2,425,509)	(133,379)
Prepaid expenses and deposits	38,194	32,804
Advances to employees	(16,344)	—

Accounts payable and other accrued expenses	1,109,742	(69,628)
Accrued losses on construction in progress	(33,633)	—
Billings in excess of costs and estimated earnings/losses	109,547	—
Renewable energy credits guarantee liability	(46,099)	35,959
Customer deposits	(38,266)	44,413
Net Cash (Used in) Operating Activities	(4,725,264)	(2,413,831)

Cash Flows from Investing Activities:
Purchase of equipment and leasehold improvements	(168,212)	(11,703)
Deposit on proposed acquisition	(500,000)	—
Net Cash Used in Investing Activities	(668,212)	(11,703)

Cash Flows from Financing Activities:
Proceeds from issuance of debt, and notes payable with detachable warrants	632,007	3,780,000
Proceeds from exercise of warrants and stock options	3,526,986	1,309,455
Proceeds from issuance of redeemable convertible preferred stock	750,000	—
Proceeds from issuance of common stock	—	1,222,222
Increase in Restricted Cash and Restricted Cash Equivalents	(212,277)	(1,149,411)
Increase in Loan Origination costs	—	(418,832)
Payments on long-term debt	(28,251)	(855,402)
Net Cash Provided by Financing Activities	4,668,465	3,888,032

Net effect of currency translation on cash	—	2,032

Net Increase (Decrease) in cash and cash equivalents	(725,011)	1,464,530

Cash and cash equivalents, Beginning of Period	798,649	38,852

Cash and cash equivalents, End of Period	$73,638	$1,503,382

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

WORLDWATER & POWER CORP.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FOR THE NINE MONTHS  ENDED SEPTEMBER 30, 2006
(UNAUDITED)

					Additional	Additional
					Paid-In	Paid-In
	Preferred Stock		Common Stock		Capital	Capital	Deferred	Accumulated
	Shares	Par Value	Shares	Par Value	(Preferred)	(Common)	Compensation	Deficit	Total

Balance, December 31, 2005	611,111	$ 6,111	108,786,940	$ 108,787	$ 537,331	$ 33,355,773	$ (45,000)	$ (37,844,761)	$ (3,881,759)

Conversion of convertible notes	—	—	17,055,557	17,056	—	2,995,444	—	—	3,012,500

Issuance of common stock:
For services and to induce exercise of warrants	—	—	761,311	761	—	286,537	—	—	287,298
Exercise of warrants	—	—	17,731,387	17,731	—	3,404,684	—	—	3,422,415
Exercise of options	—	—	416,561	417	—	104,154	—	—	104,571
In lieu of payment of interest	—	—	181,432	181	—	59,659	—	—	59,840

Warrants granted to induce exercise of warrants	—	—	—	—	—	1,216,189	—	—	1,216,189

Warrants granted for services	—	—	—	—	—	70,000	—	—	70,000

Share-based employee compensation cost	—	—	—	—	—	852,672	22,500	—	875,172

Share-based non-employee compenstation cost	—	—	—	—	—	48,137	—	—	48,137

Net loss	—	—	—	—	—	—	—	(6,328,211)	(6,328,211)
						—
Balance, September 30, 2006	611,111	$ 6,111	144,933,188	$ 144,933	$ 537,331	$ 42,393,249	$ (22,500)	$ (44,172,972)	$ (1,113,848)

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WORLDWATER & POWER CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note (1)   Liquidity

At September 30, 2006, WorldWater & Power Corp. (“WorldWater/Company”) had a working capital deficiency of $235,858, a stockholders’ deficiency of ($1,113,848), and a net loss of ($6,328,211) for the nine months ended September 30, 2006.

These condensed consolidated financials are presented on the basis that the Company will continue as a going-concern. The going-concern concept contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company’s history of recurring losses, working capital deficit, and stockholders’ deficiency raise substantial doubt about the Company’s ability to continue as a going-concern. The Company has historically financed operations and met capital expenditures requirements primarily through sales of capital stock, convertible debt, the receipt of research grants, and by generating contract revenue. Management continues to raise capital through the sale of common stock and additional borrowings, and through the marketing of its product and service offerings, primarily in domestic markets. There can be no assurances that the Company will be successful in these efforts. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this going-concern uncertainty.

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

The Company is presently in negotiations with an investor for financing that will provide sufficient funds to allow execution of the Company’s Business Plan and provide adequate cash to fund operations at least through 2007. While the Company expects this transaction to be closed within the next few weeks, there can be no assurance that this transaction will be closed.

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

Note (3)   Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements of WorldWater and its subsidiaries have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America for interim financial information. Accordingly, these financial statements do not include all of the information and notes required by Generally Accepted Accounting Principles.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ending September 30, 2006 are not necessarily indicative of the results that may be expected for the current year ending December 31, 2006. While management of the Company believes that the disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

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

The Company’s wholly-owned inactive subsidiaries include:

WorldWater, Inc., a Delaware Corporation
WorldWater East Africa Ltd., a Tanzanian Corporation
WorldWater Pakistan (PVT.), LTD., a Pakistan Company

Use of Estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Estimates are used for, but not limited to, foreign currency translation, depreciation, taxes, the guaranty liability for the value of Renewable Energy Credits, losses on uncompleted contracts, share-based payments and the value of shares issued. Although these estimates are based on management’s best knowledge of current events and actions that the company may undertake in the future, actual results may be different from the estimates.

Fair Value of Financial Instruments

The carrying value of accounts receivable, accounts payable, and accrued expenses approximate their respective fair values due to their short maturities. The fair value of the Company’s notes payable and debt are estimated based on the current rates offered to the Company for debt of the same remaining maturities and similar terms. See “Guarantor Agreements” below for disclosures regarding the fair value of the Company’s exposure for Renewable Energy Credits (“RECs”) which have been accrued on the Balance Sheet as of September 30, 2006 and December 31, 2005.

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with a high quality financial institution. With respect to accounts receivable as of September 30, 2006, 55% of the receivables were from commercial customers and 45% were rebates owed by state agencies administering clean energy initiatives generated from the sale of solar equipment installed in the United States of which 18% had been collected through November 13, 2006. The Company does not require collateral or other security against accounts receivable; however, it maintains reserves for potential credit losses and such losses have historically been within management’s expectations. The Company had one customer accounting for 57% of revenue in the nine months ended September 30, 2006.

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

Renewable Energy Credit Guarantee (RECs)

Under the equipment sales contract for the 267,840 kW (DC) solar-driven irrigation and energy system built in 2004 and a 42.7 kW solar-pumping and energy system completed in the nine months ended September 30, 2006, the Company has guaranteed the price of certain Renewable Energy Certificates (RECs) to be generated by the installations during the first seven years of operation, respectively. Based on current market indications, the Company estimates its guarantee obligation may result in a potential loss of $452,907 which is tied to the future market and trading value of RECs traded in California. Without the knowledge of the future value of these RECs, the Company recorded as reductions of Contract Revenue estimated losses of $393,617 in the year ended December 31, 2004 and $59,290 in the year ended December 31, 2005. No additional loss provisions for RECs were recorded in the nine months ended September 30, 2006. Adjustments to the estimated guarantee obligation will be recognized as an adjustment of revenue over the remaining terms of the respective guarantee obligations.

Product Warranty

The Company provides for the estimated cost of product warranties at the time revenue is recognized. Since the Company has a limited operating history, adjustments in future periods may be required as its installations mature. The following table summarizes the activity regarding the Company’s warranty accrual:

Balance, December 31, 2005	$109,387
Warranty provision	159,653
Utilization of warranty reserve	(3,249)
Balance, September 30, 2006	$265,791

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

Loan Origination Costs

The Company finances part of its operations through the issuance of debt and incurs a substantial amount of costs associated with the acquisition of such debt. The Loan Origination Costs are capitalized and amortized over the life of the debt. Upon early termination or conversion of the debt, any remaining costs are charged to Debt Sourcing Fees on a pro-rata basis.

Research and Development

Research and development costs are expensed as incurred.

Advertising Costs

Advertising costs are expensed as incurred and were approximately $13,753 and $5,966 in the quarters ended September 30, 2006 and 2005, respectively and $42,471 and $27,408 in the nine months ended September 30, 2006 and 2005, respectively.

Share-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” using the modified prospective transition method. Under the modified prospective transition method, recognized compensation cost for the nine months ended September 30, 2006 includes:1) compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123 for the portion vesting in the quarter ended September 30, 2006; and 2) compensation cost for all share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with Statement 123(R). In accordance with the modified prospective method, the Company has not restated prior period results.

In the quarter ended September 30, 2006, the Company recognized share-based compensation cost of $270,392.  For the nine months ended September 30, 2006, the Company recognized share-based compensation cost of $852,672, which consisted of $48,137 for services included in selling, general and administrative expenses and $804,535 in Employee Stock Option Compensation Expense.  The Company did not capitalize any share-based compensation cost.

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

The Company has elected to calculate the pool of excess tax benefits under the alternative transition method described in FASB Staff Position (“FSP”) No. FAS123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards,” which also specifies the method the Company must use to calculate excess tax benefits reported on the statement of cash flows. The Company is in a net operating loss position; therefore, no excess tax benefits from share-based payment arrangements have been recognized for the nine months ended September 30, 2006.

The following table illustrates the effect on net income and net income per share as if the fair-value-based method under SFAS 123 had been applied. Option forfeitures are accounted for as they occurred and no amounts of compensation expense have been capitalized into inventory or other assets, but instead are considered period expenses in the pro forma amounts.

	Three Months Ended September 30, 2005	Nine months ended September 30, 2005
Net loss, as reported	$(4,807,977)	$(7,541,244)
Add: Stock based employee compensation expense included in reported net loss, net of related tax effects	7,500	22,500
Deduct: Stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	0	(294,511)
Pro forma net loss	(4,800,477)	(7,813,255)
Loss per share:
Basic and Diluted—as reported	$(0.08)	$(0.08)
Basic and Diluted—pro forma	$(0.09)	$(0.09)

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

As of September 30, 2006, there was $449,718 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the stock incentive plan of which the costs expected to be recognized are $248,050 in in the fourth quarter of 2006 and $201,668 in 2007.

For the nine months ended September 30, 2006, the Company based expected volatility on both historical volatility and implied volatility on the Company’s stock. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The Company used historical data to estimate expected option exercise and post-vesting employment termination behavior. The Company utilized the risk-free interest rate for periods equal to the expected term of the option based upon the U.S. Treasury yield curve in effect at the time of the grant. The Company has no intention of declaring any dividends.

For the nine months ended September 30, 2006, the Company has estimated the fair value of each option award on the date of grant using the Black-Scholes model. The Company based expected volatility on historical volatility. The Company estimated the expected term of stock options using historical exercise and employee termination experience. The Company estimated the fair value of options awarded during the nine months ended September 30, 2006 using the Black-Scholes option pricing based on the following assumptions:

2006
Expected term until exercised, years	5
Expected stock price volatility, average	31%
Risk-free interest rate, zero coupon U.S. Treasury Notes	4.8%
Expected dividend yield	0
Weighted-average fair value per option	$0.30

A summary of option activity as of September 30, 2006 and changes during the nine months then ended is presented below:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
	Shares	Exercise Price	Term
Balance, December 31, 2005	11,810,392	$0.26
Granted	2,508,000	0.30
Exercised	(416,561)	0.25
Forfeited or expired	(562,500)	0.31
Balance, September 30, 2006	13,339,331	0.27	7.08
Options Exercisable, September 30, 2006	10,999,924	0.27	6.62

Cash received from option exercises under all share-based payment arrangements for the nine months ended September 30, 2006 was $104,571. No tax benefit was realized from option exercises of the share-based payment arrangements for the three and nine months ended September 30, 2006 and 2005.

Equity Security Transactions

The Board of Directors has established the fair value of common stock based upon quoted market prices existing at the dates such equity transactions occurred.

Net Loss Per Common Share

Basic loss per share includes no dilution and is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. As presented, the Company’s basic and diluted loss per share attributable to common stockholders is based on the weighted average number of common shares outstanding during the period. The calculation of diluted net loss per common share for the nine months ended September 30, 2006 and September 30, 2005 does not include other potential common shares, including shares issuable upon exercise of options, warrants and conversion rights, since their effect would be antidilutive due to the Company’s losses. Below is a table of the potential issuable shares as of September 30, 2006 and 2005:

	As of September 30, 2006	As of September 30, 2005
Warrants	21,555,704	36,789,366
Debt conversion rights	7,277,026	28,060,359
Stock options	13,339,331	10,246,195
Preferred stock conversion rights	4,558,479	611,111
Total	46,730,540	75,707,031

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement 157, “Fair Value Measurements.”  This Statement, effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, provides guidance for using fair value to measure assets and liabilities.  This Statement does not expand the use of fair value in any new circumstances, and the Company does not believe that it will have a material impact on the Company’s results of operations and financial condition.

In June 2006, FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”—an interpretation of FASB Statement No. 109. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Company does not expect this adoption of this interpretation to have a material impact on the company's consolidated financial statements. This interpretation is effective for fiscal years beginning after December 15, 2006.

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

To obtain the exclusive opportunity through December 31, 2006 to conduct due diligence the Company made a $500,000 non-refundable payment to ENTECH to be used for operating and working capital requirements of ENTECH.

Note (5)   Contracts in Progress

	September 30, 2006	December 31, 2005
Costs incurred to date on contracts	$8,310,147	$2,442,477
Estimated earnings, less foreseeable losses	1,767,201	(527,021)
	10,077,348	1,915,456
Billings to date	7,326,203	(1,480,273)
Net costs and estimate earnings/losses in excess of billings	$2,751,145	$435,183
These amounts are included in the accompanying condensed consolidated balance sheets under the following captions:
Costs and estimated earnings/losses in excess of billings	$2,892,494	$466,985
Billings in excess of costs and estimated earnings/losses	(141,349)	(31,802)
	$2,751,145	$435,183

Note (6)   Equipment and Leasehold Improvements

Equipment and leasehold improvements consist of the following at September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005
Office furniture and equipment	$108,300	$122,205
Vehicles	78,143	79,634
Computers	16,568	64,719
Test equipment and assembly fixtures	14,999	34,903
Leasehold improvements	5,453	7,171
	223,463	308,632
Less accumulated depreciation and amortization	(25,129)	(258,017)
Equipment and leasehold improvements, net	$198,334	$50,615

Note (7)   Intangible Assets

Intangible assets are listed below and associated accumulated amortization as of September 30, 2006 and December 31, 2005.

	September 30, 2006	December 31, 2005
Loan origination costs	$661,634	$661,634
Accumulated amortization	(570,884)	(373,946)
Loan origination costs, net	$90,750	$287,688

Non-compete agreement, customer list and trade name	$123,000	$123,000
Accumulated amortization	(43,333)	(13,333)
Non-compete agreement, net	$79,667	$109,667

Purchased customer contracts	$98,500	$98,500
Accumulated amortization	(98,500)	(98,500)
Purchased customer contracts, net	$—	$—

Note (8)   Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005
Accounts payable	$2,548,812	$1,616,206
Accrued salaries	162,166	250,085
Accrued interest	255,961	226,446
Accrued warranty reserve	265,791	109,387
Accrued sales commission	60,122	56,991
Accrued payroll taxes and withholdings	13,127	13,127
Other accrued expenses	92,370	16,365
Total	$3,398,349	$2,288,607

Note (9)   Long-Term Debt and Notes Payable

Long-term debt (including convertible debt) and notes payable, excluding related party transactions (see Related Party Transaction note below), consist of the following uncollateralized loans outstanding at September 30, 2006 and December 31, 2005:

					Option to Pay
					Interest in		Potential
					either	Conversion	Number of	September 30, 2006		December 31, 2005
Maturity Date	Holders of Loans	Stated Interest Rate	Effective Interest Rate	Interest Period	Common Stock or Cash	Price of Common Stock	Shares Upon Conversion	Face Amount	Net Amount Outstanding	Face Amount	Net Amount Outstanding

2006	Funds & Qualified Individual Investors	10%	19-30%	Semi- Annual	Yes	$0.150	200,000	30,000	28,937	235,000	218,522

2007	Funds & Qualified Individual Investors	10%	19-30%	Semi- Annual	Yes	$0.150	1,233,667	185,050	183,724	267,550	230,842

2008	Funds & Qualified Individual Investors	10%	19-30%	Majority Monthly	Yes	$0.173	5,500,000	950,000	649,384	3,675,000	2,823,287
On Demand	Qualified Individuals	0% to 10%	0% to 15%	Majority Monthy & Semi- Annua	l	No	N/A	518,600	518,600	3,000	3,000

On Demand	Qualified Individual Investors	10%	10%	Maturity	No	$0.400	132,500	53,000	53,000	53,000	53,000

Stated Maturity Date 1997	Qualified Individual Investor	8%	8%	Maturity	No	$0.400	125,000	50,000	50,000	50,000	50,000

Not Stated	Qualified Individual Investors	Not stated— imputed at 4.5%	4.50%	Not stated	N/A	$0.495	85,859	42,500	42,500	42,500	42,500

2010	Financial Institutions	8%		Monthly principal & interest payments	No	N/A	N/A	110,747	110,747	107,475	107,475
						Total	7,277,026	$1,939,897	1,636,892	$4,433,525	3,528,626

							Less current portion		947,479		769,180
							Long-term portion		$689,413		$2,759,446

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

Also in July 2005, the Company entered into two convertible notes totaling $350,000: $250,000 with an investment fund and $100,000 with a private investor. The notes bear 10% interest which at the option of the Company can be paid in cash or in shares of the common stock of the Company, or a combination of both. The note holders have the option to convert all or any part of the outstanding principal into common stock of the Company at a conversion price of $0.18 per share. Through the third quarter of 2006, the investment fund holder converted $125,000, respectively, of their outstanding principal into 694,444 common shares of the Company.

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

On August 25, 2006, the Company entered into a Bridge Loan totaling $500,000.  The note bears 10% interest, which, at the option of the Company, can be paid in cash or in shares of the common stock of the Company or a combination of both.  If principal and interest are paid in 45 days, a warrant for 250,000 underlying shares will be issued.  It is a five year warrant with an exercise price of $0.22 per share.  If paid in 90 days, a warrant for 350,000 will be issued.  If paid in more than 90 days, a warrant for 500,000 will be issued.

The maturities of long-term debt (face amount) as of September 30, 2006 from above are:

2006	$30,000
2007	876,837
2008	977,687
2009	27,687
2010	27,686
Total	$1,939,897

Note (10)   Related Party Transactions

Notes Payable

The Company had outstanding notes payable owed to directors, officers and employees of the Company as of September 30, 2006 and December 31, 2005 as follows:

	September 30, 2006	December 31, 2005
Directors	$3,000	$3,000
Officers and employees	115,471	32,748
Total	118,471	35,748
Less current maturities	(118,471)	(35,748)
Total long term note payable, related party	$—	$—

Notes payable to directors, officers and employees are due on demand and accrue interest at 10% per annum.

Other Related Party Transactions

Through June 30, 2006, the Company had leased office and laboratory facilities from the Chairman of the Company at which date the lease was terminated. Lease payments to the Chairman were $51,450 in the nine months ended September 30, 2006 and $27,000 in the nine months ended September 30, 2005, respectively, plus utilities and maintenance.

Included in accrued sales commissions as of September 30, 2006 and December 31, 2005 are $58,622 and $46,919, respectively, owed the Chairman under a management services fee agreement that expired December 31, 2005.

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

Series C Redeemable Convertible Preferred Stock

The Company has issued 750,000 shares of Series C 6% Redeemable Convertible Preferred Stock at $1.00 per share.  The Series C Redeemable Convertible Preferred Stock proceeds are to be used to fund: (i) a $500,000 payment made to the ENTECH, Inc. (“ENTECH”) to secure a binding letter of intent allowing the Company the opportunity to conduct due diligence for the proposed acquisition of all of the common shares of ENTECH by the Company or an affiliate; and (i) due diligence expenses directly incurred in connection with the proposed acquisition transaction.

The Series C Redeemable Convertible Preferred Stock held by each subscriber is convertible on an all or none basis, into either: (i) common stock of the Company; or (ii) each holder’s proportionate share of a 6.5% interest in the entity which will be formed for the purpose of purchasing the common shares of ENTECH.  Each holder of the Series C Redeemable Convertible Preferred Stock may elect to convert into his or her proportionate share of a 6.5% interest in the entity formed to purchase the common stock of ENTECH during the 120 day period following the closing of the ENTECH transaction or, alternatively, may convert into the common stock of the Company at any time prior to January 1, 2009. The conversion price to be used for conversions into common stock of the Company will be equal to the closing bid price of the common stock on the earlier to occur of: (a) the termination of the proposed ENTECH acquisition; or (b) the closing of the proposed ENTECH acquisition; or (c) December 31, 2006.

Dividends on the Series C Redeemable Convertible Preferred Stock will accrue at the annual rate of 6%, payable the first day of each month.  During the period July 1, 2006 through June 30, 2007 dividends will be accrued but not paid.  All accrued and unpaid dividends will be payable upon conversion.

Note (12)   Common Stock Transactions

Common stock transactions during the nine months ended September 30, 2006 consisted of the following:

		Price Per
	Share	Share
Shares Issued and Outstanding December 31, 2005	108,786,940
Conversion of Convertible Loans	17,055,557	$0.18
Warrants exercised	16,620,276	0.19
Shares issued to induce warrant holder to exercise warrant	1,111,111	0.22
Shares issued in lieu of payment of cash for interest	181,432	0.28
Stock options exercised	416,561	0.28
Shares issued as compensation for financial advisory and business development services	761,311	0.36
Shares issued during the nine months ended September 30, 2006	35,735,137	0.19
Shares issued and Outstanding September 30, 2006	144,933,188

Note (13)   Warrant Transactions

The Company accounts for transactions with non-employees, in which financing, goods or services are the consideration received for the issuance of equity warrant instruments under the fair value method. The fair value of warrants issued was calculated using the Black-Scholes pricing model with the following assumptions: dividend yield of zero percent; average expected volatility of 37%; average risk free interest rate of 4.33%, and an average term of 1 year were used to value warrants issued in the nine months ended September 30, 2006. The relative fair value of the warrants resulted in non-cash expense charges of $1,216,189 and $99,722 for the nine months ended September 30, 2006 and 2005, $0.00 and $28,885 for the three months ended September 30, 2006 and 2005.  All warrants are exercisable.

In the nine months ended September 30, 2006, the Company raised $3,422,415 through the exercise of 16,620,276 warrants at an average price of $0.22 per share.   The Company offered short-term inducements to warrant holders to exercise warrants early which resulted in warrant inducement fees of $1,588,432 being recorded in the nine months ended September 30, 2006.  In the first nine month the Company offered warrant holders having warrants with exercise prices greater than $0.20 per share the opportunity to exercise their warrants at $0.20 per share provided warrants were exercised prior to September 30, 2006.  The Company recognized an expense of $1,064,223 determined using Black-Scholes option pricing model for 5,309,417 warrants exercised and the difference between the original face price of the warrant and the actual price paid for 1,706,667 warrants exercised.  To induce two warrant holders to exercise early, the Company issued 1,083,614 warrants at an average exercise price of $0.37.  The Company recognized an expense of $151,966 determined using the intrinsic value.  In addition, to induce a warrant holder to exercise early, the Company issued shares of common stock equal to a percentage of the warrants exercised resulting in an expense of $127,799 being incurred.

Warrant transactions consisted of the following through the year ended September 30, 2006:

	Exercisable
	Warrants	Stock Price
Warrants Outstanding As of December 31, 2005	36,789,366	$0.15 to $0.50

Warrants granted to induce exercise of existing warrants	1,588,432	$0.37
Warrants granted for services	245,182	0.41
Exercise of Warrants	(16,620,276)	0.19
Expired Warrants	(447,000)	0.28

Warrants Outstanding As of September 30, 2006	21,555,704	$0.15 to $0.50

Warrants outstanding expire as follows:

	Warrants	Strike
Year	Expiring	Price
2007	3,108,999	$0.15-0.50
2008	2,551,697	0.15-0.37
2009	14,888,317	0.15-0.41
2011	1,006,691	0.35-0.375
	21,555,704

Note (14)   Commitments and Guarantees

The Company’s commitments and guarantees as of September 30, 2006, for the remainder of 2006 and the years  2007 through 2010 and thereafter are estimated below:

Amounts rounded	Remainder
in thousands	of 2006	2007	2008	2009	2010	Thereafter	Total

Long-tem debt maturities	$664,100	$185,050	$950,000	$0	$110,747	$0	$1,909,897
Employment obligations	179,000	265,500	110,000	0	0	0	554,500
Renewable energy credit guarantee obligations	12,329	73,976	73,976	73,976	73,976	81,515	389,748
Operating lease payments	55,181	143,000	54,000	18,000	0	0	270,181
Repayment of grant	59,184	118,367	0	0	0	0	177,551
Total	$969,794	$785,893	$1,187,976	$91,976	$184,723	$81,515	$3,301,877

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

Note (16)   Supplemental Disclosure of Cash Flow Information

	Nine Months Ended	Three Months Ended	Nine Months Ended	Three Months Ended
	September 30, 2006	September 30, 2006	September 30, 2005	September 30, 2005
Cash paid for interest	$86,975	$14,064	$149,699	$97,733

The Company had non-cash debt conversion of $3,012,500 for nine months and $125,000 for three months ended September 30, 2006.

Note (17)  Subsequent Events

New Debt Instruments

Subsequent to September 30, 2006, the Company borrowed funds for short-term working capital requirements. $400,000 was borrowed on October 2, 2006. The debt carries an annual interest rate of 10%; in addition, the Company approved the issuance of 125,000 three year warrants with a price of 0.18.

In addition, on October 27, 2006, the Company borrowed $400,000 for short-term working capital requirements. The loan accrues interest at 1% per month and comes with 200,000 unregistered shares of the Company’s stock if the loan is paid off within 30 days; should the loan be paid after 30 days but within the due date if 60 days, an additional 50,000 unregistered shares will accrue.

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

To obtain the exclusive opportunity through December 31, 2006 to conduct due diligence, the Company made a $500,000 payment to ENTECH.  The deposit and the anticipated cost of due diligence has been financed by the issuance of $750,000 of Series C Redeemable Convertible Preferred Stock.

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

ACCOUNTING FOR INCOME TAXES

The Company is required to estimate its income taxes in each of the jurisdictions in which it operates as part of its condensed consolidated financial statements. This involves estimating the actual current tax in addition to assessing temporary differences resulting from differing treatments for tax and financial accounting purposes. These differences together with net operating loss carryforwards and tax credits may be recorded as deferred tax assets or liabilities on the balance sheet. A judgment must then be made of the likelihood that any deferred tax assets will be recovered from future taxable income. To the extent that the Company determines that it is more likely than not that deferred tax assets will not be utilized, a valuation allowance is established. Taxable income in future periods significantly different from that projected may cause adjustments to the valuation allowance that could materially increase or decrease future income tax expense. As of September 30, 2006 and December 31, 2005, an allowance equal to 100% of the deferred tax asset was recorded.

RESULTS OF OPERATIONS—QUARTER ENDED SEPTEMBER 30, 2006

Contract Revenue.   Contract revenue for the quarter ended September 30, 2006 amounted to $6,478,269, and represents 99% of the Company’s revenue. All contract revenue was generated by domestic projects. The Company had contract revenue of $609,791 in the quarter ended September 30, 2005.

Two commercial projects account for $6,053,000 or 93% of domestic contract revenue in quarter ended September 30, 2006, and include the following projects:

CAPACITY (kW)	PROJECT	CUSTOMER	LOCATION	AMOUNT
894.0	Net Metering /Water Pumping	Agriculture	CA	$5,872,000
48.1	Net Metering	School	NJ	281,000
				$6,053,000

Residential projects account for $163,000 of contract revenue.

Grant Revenue.   The Company recognized grant revenue of $53,429 in the third quarter of 2006 from the U.S. Trade and Development Agency (USTDA). The USTDA grant is specific to a pilot project for water supply in Sri Lanka. This project is designed to assess solar technology methods to provide safe, sustainable water supplies to people in six villages near the tsunami-ravaged southern coast of Sri Lanka.

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

Gross Profit (Loss) on Contracts.   The Company generated gross profit on contracts totaling $1,474,946. This amount represents gross margin of $1,478,946, generated on projects, offset by loss provisions of $4,000 on projects.

Gross Profit (Loss) on Grants.   A loss of $23,364 was earned in connection with the Company’s grant revenue from the USTDA grant.

Marketing, General and Administrative Expenses.   Marketing, general and administrative expenses (MG&A) for the quarter ended September 30, 2006, amount to $1,791,387, and consists primarily of salaries, payroll taxes, employee benefits, employee stock option compensation expense, travel, professional fees, including legal, accounting and consulting fees, rent, insurance, sales and marketing expenses, and office expenses.

The 2006 third quarter expenses represent an increase of $655,457 or 57% over the third quarter of 2005.

The Company’s 2006 adoption of SFAS No. 123R, “Shared-Based Payment”, has resulted in $270,392 stock based employee compensation cost recorded in the quarter ended September 30, 2006.

The acquisition of Quantum Energy Group (in September 2005) has resulted in MG&A expenses of $214,415 in the third quarter of 2006 versus $24,039 in the comparable quarter in 2005. These expenses reflect the addition of Quantum’s engineering and construction management personnel, administrative personnel, and related expenses.

MG&A expenses at the Pennington location have increased $209,794, due principally to increased personnel involved in marketing and sales, and the increased usage of outside consultants engaged to support the Company’s business development activities and address the infrastructure needs of the Company.

Debt Sourcing Fees and Commissions.   The Company historically has financed its operations through a combination of convertible debt, convertible preferred stock, and equity. To date, ongoing operations have been a net user of capital, and this is expected to continue through the end of 2006. The result of having to rely on outside sources of capital for financing has been very costly for the Company. Significant debt sourcing fees and commissions are expected to continue to be incurred in 2006 until the Company’s contract revenue and related gross profit grows to a level that covers, and then exceeds, operating expenses. In 2006, the $1,175 in debt sourcing fees and commissions is amortization of cost incurred in 2005 and is being amortized over the term of the debt raised.

Research and Development Expense.   Research and development expense consists primarily of salary expense for internal personnel, and related personnel costs, as well as prototype costs incurred to improve the design of the Company’s installations, and expand the Company’s product line. Research and development are critical to the Company’s strategic objectives of enhancing its technology to meet the requirements of its targeted customers. The Company expects to maintain, if not increase, its current level of expenditure for research and development on a going-forward basis. Research and development expenses incurred in the quarter ended September 30, 2006 were $65,979, an increase of $65,979 over the third quarter of 2005. This increase is due primarily to costs associated with the development of the Company’s new MobileMaxPure™, a transportable solar-powered water purification unit.

Loss from Operations.   In the quarter ended September 30, 2006, the Company incurred a loss from operations of $405,784, a decrease of $948,493 or 70% over the $1,354,277 loss during the same period in 2005.  The decreased loss is primarily due to increases in MG&A Expenses of $655,457 and Research and Development Expenses of $65,979, offset by increased gross margin of $1,451,582.

Warrant Exercise Inducement Fees.  In the quarter ended September 30, 2006 the Company raised $3,422,415 through the exercise of 16,620,276 warrants at an average price of $0.19 per share. The Company offered short-term inducements to warrant holders to exercise warrants early which resulted in warrant inducement fees of $244,444 being recorded in the quarter ended September 30, 2006.

Interest Expense.   Interest expense was $138,403 for the quarter ended September 30, 2006, a decrease of $208,823 or 60% for the same period in 2005. This reflects a decrease in the average outstanding during 2006 compared to 2005 combined with an increase in the average interest rate on borrowed funds.

Net Loss.   In the quarter ended September 30, 2006, the Company incurred a net loss of $788,460, a decrease of $4,019,517 over the $4,807,977 loss for the comparable quarter in 2005. The decreased loss is primarily due to the decreased loss from operations of $405,784 and decreases in Warrant Exercise Inducement Fees of $3,072,964.

RESULTS OF OPERATIONS—NINE MONTHS ENDED SEPTEMBER 30, 2006

Contract Revenue.   Contract revenue for the nine months ended September 30, 2006 amounts to $10,077,348, and represents 98 % of the Company’s revenue. All contract revenue was generated by domestic projects. The Company had $810,497 in contract revenue in the nine months ended September 30, 2005.

Eight commercial projects account for $9,264,000, or 91% of domestic contract revenue for the nine months ended September 30, 2006, and include the following projects:

CAPACITY (kW)	PROJECT	CUSTOMER	LOCATION	AMOUNT
894.0	Net Metering / Water Pumping	Agriculture	CA	$5,872,000
96.6	Net Metering	Commercial	CA	549,000
26.2	Net Metering	College	NJ	157,000
500	Net Metering	Utility	NJ	347,000
226.8	Net Metering / Water Pumping	Agriculture	CA	1,531,000
44.1	Net Metering / Water Pumping	Agriculture	CA	289,000
48.1	Net Metering	School	NJ	295,000
44.1	Net Metering	Utility	CA	224,000
				$9,264,000

Residential projects account for $447,314 of contract revenue.

Grant Revenue.   The Company recognized grant revenue of $198,000 in the nine months ended September 30, 2006.  This is comprised of $173,000 from the U.S. Trade and Development Agency (USTDA) and $25,000 from the New Jersey Board of Public Utilities (NJBPU). The USTDA grant is specific to a pilot project for water supply in Sri Lanka. This project is designed to assess solar technology methods to provide safe, sustainable water supplies to people in six villages near the tsunami-ravaged southern coast of Sri Lanka.

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

Gross Profit (Loss) on Contracts.   The Company generated gross profit on contracts totaling $1,843,994. This amount represents gross margin of $2,003,647 generated on projects, offset by loss provisions of $0 on projects, and warranty provision of $159,653.

Gross Profit (Loss) on Grants.   Gross profit of $15,635 was earned in connection with the Company’s grant revenue: a loss of $9,384 from the USTDA grant and a profit og $25,019 from the NJBPU grant.

Marketing, General and Administrative Expenses.   Marketing, general and administrative expenses (MG&A) for the nine months ended September 30, 2006, amount to $5,446,202, and consists primarily of salaries, payroll taxes, employee benefits, employee stock option compensation expense, travel, professional fees, including legal, accounting and consulting fees, rent, insurance, sales and marketing expenses, and office expenses.

The 2006 first nine months expenses represent an increase of $2,380,608 or 78% over the first nine months of 2005.

The Company’s 2006 adoption of SFAS No. 123R, “Shared-Based Payment”, has resulted in $852,672 stock based employee compensation cost recorded in the nine months ended September 30, 2006 of which $826,672 was for its U.S. operations and $26,000 incurred in conjunction for the Company’s divestiture of the Philippine operation.

The acquisition of Quantum Energy Group (in September 2005) has resulted in MG&A expenses of $725,024 in the first nine months of 2006 versus $24,255 in the comparable period in 2005. These expenses reflect the addition of engineering and construction management personnel, administrative personnel, and related expenses.

MG&A expenses at the Pennington location have increased $699,552 due principally to additional personnel involved in marketing and sales, and the usage of outside consultants engaged to support the Company’s business development activities and address the infrastructure needs of the Company.

MG&A expenses associated with the Company’s Philippines’ operations were approximately $79,000 in the first nine months of 2006 over the comparable period in 2005.  This decrease represents costs associated with the divestiture of the Philippines subsidiary, principally, severance compensation (both cash and share-based compensation) to the former president of the operation, offset by lower operating expenses in 2006 due to the office closure.

Debt Sourcing Fees and Commissions.   The Company historically has financed its operations through a combination of convertible debt, convertible preferred stock, and equity. To date, ongoing operations have been a net user of capital, and this is expected to continue through the end of 2006. The result of having to rely on outside sources of capital for financing has been very costly for the Company. Significant debt sourcing fees and commissions are expected to continue to be incurred in 2006 until the Company’s contract revenue and related gross profit grow to a level that covers, and then exceeds, operating expenses. In 2006, the $193,388 in debt sourcing fees and commissions is amortization of cost incurred in 2005 and is being amortized over the term of the debt raised.

Research and Development Expense.   Research and development expense consists primarily of salary expense for internal personnel, and related personnel costs, as well as prototype costs incurred to improve the design of the Company’s installations, and expand the Company’s product line. Research and development are critical to the Company’s strategic objectives of enhancing its technology to meet the requirements of its targeted customers. The Company expects to maintain, if not increase, its current level of expenditure for research and development on a going-forward basis. Research and development expenses incurred in the nine months ended September 30, 2006 were $217,260, an increase of $101,752 or 87% over the same period in 2005. This increase is due primarily to costs associated with the development of the Company’s new MobileMaxPure™, a transportable solar-powered water purification unit.

Loss from Operations.   In the nine months ended September 30, 2006, the Company incurred a loss from operations of $3,803,833, an increase of $242,424 or 7% over the $3,561,409 loss during the same period in 2005.  The loss is due to MG&A Expenses of $5,446,202, Debt Sourcing Fees and Commissions of $193,888, and Research and Development Expenses of $217,260, offset by increased gross margin of $2,239,936.

Warrant Exercise Inducement Fee.     In the nine months ended September 30, 2006, the Company raised $3,422,415 through the exercise of 16,620,276 warrants at an average price of $0.19 per share.  The Company offered short-term inducements to warrant holders to exercise warrants early which resulted in warrant inducement fees of $1,216,189 being recorded in the nine months ended September 30, 2006.  In the first nine month the Company offered warrant holders having warrants with exercise prices greater than $0.20 per share the opportunity to exercise their warrants at $0.20 per share provided warrants were exercised prior to September 30, 2006.  The Company recognized an expense of $1,588,432 determine using Black-Scholes option pricing model for 5,309,417 warrants exercised and the difference between the original face price of the warrant and the actual price paid for 1,706,667 warrants exercised.  To induce two warrant holders to exercise early, the Company issued 1,083,614 warrants at an average exercise price of $0.37.  The Company recognized an expense of $151,966 determined using the intrinsic value.  In addition, to induce a warrant holder to exercise early, the Company issued shares of common stock equal to a percentage of the warrants exercised resulting in an expense of $127,799 being incurred.

Interest Expense.   Interest expense was $838,366 for the nine months ended September 30, 2006, a decrease of $76,145 or 8% from the same period in 2005. This reflects the decrease in the average convertible debt outstanding and by an increase in the average interest rate on borrowed funds.

Net Loss. For the nine month period ended September 30, 2006, the Company incurred a net loss of $6,328,211, a decrease of $1,213,033 from the $7,541,244 loss for the comparable period in 2005. The $6,328,211 loss is due to the loss from operations of $3,803,833 plus Warrant Exercise Inducement Fees of approximately $1,588,432 and Interest Expense of $838,366.

HISTORICAL CASH FLOW ANALYSIS

The “Historical Cash Flows Analysis” section discusses consolidated cash flow from operations, investing activities and financing activities.

Cash Flows from Operating Activities

	Nine months ended September 30,
	2006	2005
Net Cash Used in Operating Activities	$(4,725,264)	$(2,413,831)

In the nine months ending September 30, 2006, the Company had increase in net cash used in operating activities of $2,129,855 in a period when the Company had an increase in net loss of $3,488,817. An analysis of the increased loss is above in the RESULTS OF OPERATIONS discussion. An increase in non-cash charges in 2006 offset the increased net loss and increases in the Company’s working capital during the first nine months of 2006. Below is a reconciliation of the increase in net cash used in operating activities.

Increases (decreases) in non-cash charges:
Issuance of warrants as inducement for warrant exercise	$1,116,467
Stock based employee compensation cost	852,672
Amortization of interest expense	22,347
Amortization of loan origination costs	151,248
Issuance of stock for services	226,998
Issuance of options and warrants for services	118,137
Beneficial conversion feature of convertible notes	(3,072,964)
Issuance of stock in lieu of interest	(307,479)
Depreciation and amortization	(4,008)
(896,582)

Changes in timing of cash receipts and disbursements related to working capital items	(2,627,884)

Change in net loss-2006 compared to 2005	1,213,033
Increase in net cash used in operating activities	$(2,311,483)

Cash Flows Used in Investing Activities

	Nine months ended September 30,
	2006	2005
Net Cash Used in Investing Activities	$(668,212)	$(11,703)

On September 30, 2006, The Company made a non-refundable deposit of $500,000 towards the proposed acquisition of ENTECH, Inc., a developer and manufacturer of advanced concentrating solar photovoltaic and thermal technologies for terrestrial and space power applications. In the nine months ended September 30, 2006 and 2005, investing activities included the purchase of office equipment including computers and furniture for the increased work force of the Company.

In the nine months ended September 30, 2006 and 2005, investing activities included the purchase of office equipment including computers and furniture for the increased workforce.

Cash Flows from Financing Activities

	Nine months ended September 30,
	2006	2005
Net Cash Provided By Financing Activities	$4,668,465	$3,888,032

In the nine months ended September 30, 2006 and 2005, the Company financed its operations principally through the issuance of common stock as the result of private sales and the exercise of warrants and stock options.

Issuance of Series C Redeemable Convertible Preferred Stock

In June, 2006, the Company issued 625,000 shares of Series C 6% Redeemable Convertible Preferred Stock at $1.00 per share. During the quarter ended September 30, 2006, the Company issued an additional 125,000 shares of Series C 6% Redeemable Convertible Preferred Stock at $1.00 per share.  The Series C Redeemable Convertible Preferred Stock proceeds are to be used to fund: (i) a $500,000 payment made to the ENTECH, Inc. (“ENTECH”) to secure a binding letter of intent allowing the Company the opportunity to conduct due diligence for the proposed acquisition of all of the common shares of ENTECH by the Company or an affiliate; and (ii) due diligence expenses directly incurred in connection with the proposed acquisition transaction.

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

Dividends on the Series C Redeemable Convertible Preferred Stock will accrue at the annual rate of 6%, payable the first day of each month.  During the period July 1, 2006 through September 30, 2007 dividends will be accrued but not paid.  All accrued and unpaid dividends will be payable upon conversion.

Exercise of Warrants

In the nine months ended September 30, 2006, the Company raised $3,422,415 through the exercise of 16,620,276 warrants at an average price of $0.19 per share.   The Company offered short-term inducements to warrant holders to exercise warrants early which resulted in warrant inducement fees of $1,588,432 being recorded in the nine months ended September 30, 2006.  In the first nine month the Company offered warrant holders having warrants with exercise prices greater than $0.20 per share the opportunity to exercise their warrants at $0.20 per share provided warrants were exercised prior to September 30, 2006.  The Company recognized an expense of $1,064,223 determine using Black-Scholes option pricing model for 5,309,417 warrants exercised and the difference between the original face price of the warrant and the actual price paid for 1,706,667 warrants exercised.  To induce two warrant holders to exercise early, the Company issued 1,083,614 warrants at an average exercise price of $0.37.  The Company recognized an expense of $151,966 determined using the intrinsic value.  In addition, to induce a warrant holder to exercise early, the Company issued shares of common stock equal to a percentage of the warrants exercised resulting in an expense of $127,799 being incurred.

In the nine months ended September 30, 2005, the Company issued and sold 470,741 shares of common stock at a price of $0.27 per share resulting in proceeds of $200,000 under a stock purchase agreement. In addition, 7,384,946 warrants were exercised with an average price of $0.22 per share resulting in proceeds of $1,624,688 and 1,380,382 options were exercised with an average price of $0.23 per share resulting in proceeds of $315,188.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2006, the Company had a net working capital deficiency $235,258 and a Stockholders’ deficiency of $1,113,848 and a net loss of $6,328,211 for the nine months ended September 30, 2006.

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

The Company is presently in negotiations with an investor for financing that will provide sufficient funds to allow execution of the Company’s Business Plan and provide adequate cash to fund operations at least through 2007. While the Company expects this transaction to be closed within the next few weeks, there can be no assurance that this transaction will be closed.

Below is a table showing the potential issuable shares and available authorized common to be issued as of September 30, 2006 and December 31, 2005.

	As of September 30, 2006	As of December 31, 2005
Number of authorized common shares:	275,000,000	200,000,000

Shares Outstanding	144,933,188	108,787,000

Potential shares
Warrants	21,555,704	36,789,000
Debt conversion rights	7,277,026	24,333,000
Stock options	13,339,331	11,810,000
Preferred stock conversion rights	4,568,478	611,000
Total	46,730,540	73,543,000

Available common shares to be issued	83,326,273	17,670,000

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

Effective Internal Controls

Effective internal controls are necessary for the Company to provide reliable financial reports. The Company has in the past discovered, and may in the future discover, areas of its internal controls that need improvement. In addition, Section 404 of the Sarbanes-Oxley Act of 2002 requires the Company to evaluate and report on its internal controls over financial reporting and have its independent auditors annually attest to its evaluation, as well as issue their own opinion on the Company’s internal controls over financial reporting, beginning with our Annual Report on Form 10-KSB for the year ending December 31, 2008.

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement 157, “Fair Value Measurements.”  This Statement, effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, provides guidance for using fair value to measure assets and liabilities.  This Statement does not expand the use of fair value in any new circumstances, and the Company does not believe that it will have a material impact on the Company’s results of operations and financial condition.

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

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2005. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are generally effective for gathering, analyzing and disclosing the information that the Company is required to disclose in the reports filed under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Such evaluation did not identify any change in the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting; however, there are two areas of material weakness of concern.

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

Mitigation Steps Being Implemented By The Company

To address the issue of limited resources in the accounting function, the Company retained in the first six months of 2006 additional external accounting professional consultants with a depth of accounting, auditing and public company reporting expertise to augment the Company’s existing resources.  During the third quarter ended September 30, 2006, the Company hired additional financial personnel that prepare required periodic financial reports of the Company with a primary emphasis on developing an effective quarterly and annual review closing procedures, including researching and selecting the appropriate accounting for and disclosure of significant non-routine complex transactions.

In January 2005, the Company upgraded the version of accounting software. The software has controls built-in to mitigate internal control risk which the Company began utilizing upon the completion of the audit of its 2004 annual financial statements, and has utilized it through the nine months ended September 30, 2006.

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

ITEM 2.                    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2006, convertible notes having a face amount of $125,000 were converted into 722,223 shares of common stock at an average conversion price of $0.17 per share.  Associated with the conversion of the convertible notes accrued interest of $17,659.72 was paid in common stock in lieu of cash.  The Company issued 56,367 shares at an average price of $0.31.

To induce the early exercise of warrants, the Company issued 1,111,111 shares valued at $0.22 per share.

Also in the quarter ended September 30, 2006, the Company issued 125,000 shares of Series C 6% Convertible Preferred Stock valued at $1.00 per share.  Refer to Note (10) Convertible Preferred Stock of the Financial Statements for the conversion terms.

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

WorldWater & Power Corp.
(Registrant)

By:	/s/ JAMES S. FARRIN	Date:	November __, 2006
James S. Farrin
Chief Executive Officer

By:	/s/ LARRY L. CRAWFORD		November __, 2006
Larry L. Crawford
Vice President/Chief Financia Officer