Form 10KSB
period 2006-12-31
WORLDWATER & POWER CORP
filed 2007-04-09
CIK 811271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non accelerated filer (as defined by Exchange Act Rule 12b-2).

Large accelerated filer   ☐   Accelerated filer   ☐   Non-accelerated filer   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The issuer’s revenues for its most recent fiscal year was $17,333,681.

On March 30, 2007 the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $79,918,296.

As of March 30, 2007 the Registrant had outstanding 151,395,297 shares of Common Stock and 51,462,759 shares of Preferred Stock.

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

With significantly rising energy prices and related shortages, along with significant state and federal incentives, and utility company rebate programs, domestic markets have emerged as the Company’s highest priority. The Company believes it is uniquely positioned to deliver a wide range of product and service offerings, from solar-powered equipment and installations, both fixed and mobile, to large-scale, turnkey solar energy and water system solutions, specializing in variable frequency drive (VFD) applications that deliver high customer value. The foundation and enabler for these offerings is WorldWater’s substantial technical expertise and proprietary solar technology, including its AquaMax™ System, AquaDrive™ Controller, AquaMeter™ Water Meter, and MobileMaxPure™.

The Company’s patented AquaMax™ solar electric system, capable of operating pumps and motors up to 1,000 hp for irrigation, refrigeration and cooling, and water utilities, make it a breakthrough product delivering mainstream pumping capacity powered by solar technology. The AquaMax™ System has an electronic board that reads and translates the output of direct current (DC) from solar panels, converting the flow into alternating current (AC) for delivery to the electric grid, water pumps or any 3-phase AC motor. These hybrid solar irrigation pumps are able to operate on solar alone or in combination with the electric grid or diesel generators. Among the unique advantages of the Company’s proprietary solar technology is that, in the event of a grid outage, load can be seamlessly and automatically transferred to the solar electric system for continued operation without interruption and without operator intervention.

WorldWater’s proprietary technology permits the use of high power (up to 1,000 hp) AC motors and pumps, an option previously unavailable from solar power. AC pumps are widely available in countries throughout the world, allowing replacement pumps and parts to be supplied on a local basis. Other forms of solar-powered photovoltaic (PV) pumping systems currently available use less reliable and less durable DC pumps or custom AC pumps, which are more costly and not commonly in use.

By employing the hybrid AquaMax™ irrigation system, which can operate motors up to 1,000 horsepower by sunshine alone or in combination with the existing electric grid or diesel, a farmer can irrigate at little or no additional cost over what is paid currently for irrigation powered by grid electricity. There is limited ongoing maintenance cost associated with the sun power source used to drive the irrigation equipment.

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

WorldWater’s continuing commitment to its technology and innovation is demonstrated in the development of the MobileMaxPure™, a self-contained, trailer-mounted solar-powered system designed to pump and purify water for both drinking and food preparation. This system has the ability to draw surface water from contaminated city resources, lakes, streams, canals, ponds, rivers, wells or other sources and turn it into clean, drinkable water for thousands of people per day. A predecessor of Mobile MaxPure was and is still being used in the recovery efforts in Waveland, MS in the U.S. Gulf Coast in the wake of Hurricane Katrina.

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

During 2006, the Company completed two commercial projects with recognized revenue of $1,819,624 and had six commercial projects in progress as of December 31, 2006, with recognized revenue of $9,658,362. The Company completed nine residential projects with aggregate revenue of $524,389, and completed one consulting services project with revenue of $24,777. The company had one residential project in progress at December 31, 2006 with recognized revenue of $7,775. This project was completed in the first quarter of 2007.

Four other residential projects, with aggregate contract value of $231,763 were awarded in 2006, but had no recognized revenue in 2006. These projects were started in the first quarter of 2007, and are expected to be completed in 2007.

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

Six commercial projects were completed in 2006 with recognized revenue of $2,108,018.

The company recognized revenue of $25,019 in 2006 from a NJBPU grant that is for research in the development of cost effective, grid-tied motor drives for photovoltaic applications.

Three commercial projects, with recognized revenue of $2,127,695 in 2006, were in progress as of December 31, 2006. These projects are a total of 310 kW.

As of December 31, 2006, the Company had one contract that was awarded, but has not started. The start of this project is subject to securing the appropriate building permits and project financing. The project has an aggregate contract value of approximately $1,039,584.

The company had one additional contract signed in the first quarter of 2007.  This $5,660,928 contract is for a 700 kW DC solar power generation system.  The contract is subject to financing by the customer and approval of a rebate by the New Jersey Board of Public Utilities.

DELAWARE

The Company had completed two projects in 2006 with recognized revenue of $149,267. The Company completed a contract with a large publicly-traded chemical company, and covers the design and installation of a solar electric power generation system for its photovoltaic solutions technical laboratory. The project has a contract value of $363,000; revenue of $234,000 was recognized in 2005 and $129,267 was recognized in 2006. The 40 kW installation will serve as a photovoltaic demonstration unit for this customer.

The Company had one project with recognized revenue of $418,688 in progress as of December 31, 2006 which was completed in the first quarter of 2007. This project is the Company’s first venture into the poultry market and is anticipated to lead to more projects within this industry.

TEXAS

The Company had one project in Texas with recognized revenue of $278,190 in progress as of December 31, 2006 which was completed by end of the first quarter 2007.

INTERNATIONAL

WorldWater operated in the Philippines from 1997 to 2006 when the Company delivered 25 solar powered pumps for installation by the National Irrigation Authority (NIA) under a directive from former President Fidel V. Ramos. The Company had a Philippine subsidiary, WorldWater (Phils) Inc. from 1997 to 2006. The Company is evaluating its Philippine strategy and, as of December 31, 2006, the Company has written down all non-cash assets of the subsidiary.

In 2005, the Company was awarded a $360,000 grant by the U.S. Trade and Development Agency (USTDA) to support completion of a pilot project for water supply in Sri Lanka. Billings of $213,054 were rendered as of December 31, 2006. Revenue of $191,873 was recognized in 2006; the remaining revenue is expected to be recognized in 2007. The project is designed to assess the hydro-geological conditions of the project area, and to provide safe, sustainable water supplies to people in six villages near the tsunami-ravaged southern coast of Sri Lanka. Subject to satisfactory results of WorldWater’s ground water assessment study, WorldWater anticipates further contracts with the Ministry of Urban Development and Water Supply to pump and deliver water to 13,600 people in approximately 4,000 households in the six villages through use of its AquaMax™ solar water pumping systems.

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

With the combined technologies of the Company and ENTECH, we believe our solar systems will be capable of generating and delivering electrical and thermal energy on site at prices competitive to retail prices without relying on government sponsored rebates. ENTECH’s patented concentrator technology allows for the installation of large solar “farms” with greatly reduced requirements for solar cell materials (silicon or multi-junction). Due to the advantages of ENTECH’s concentrator, a significantly lessor amount of silicon used in flat plate solar modules is required by current ENTECH modules to generate the same electrical power. Consequently, the ENTECH technology greatly lessens the impact of the silicon material shortage currently constricting flat plate solar panel supply. ENTECH concentrators utilize a two-axis tracker to follow the sun’s position throughout the day, maximizing energy production.

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

As a proposed subsidiary of the Company, ENTECH will maintain its identity, location, and business operations in both terrestrial and space solar energy. The Company anticipates that ENTECH will continue to perform its contract work for NASA, the U.S. Department of Defense, and other customers, as well as its internal R&D programs leading to improved future products.

To obtain the exclusive opportunity through December 31, 2006 to conduct due diligence, the Company made a $500,000 non-refundable payment to ENTECH to be used for operating and working capital requirements of ENTECH. Additional due diligence fees of $290,769 were recorded on the balance sheet as of December 31, 2006. and along with the $500,000 payment to ENTECH, left a capitalized amount of $790,769 as a balance sheet asset on December 31, 2006, classified as deferred cost on proposed acquisition. Should this acquisition not go forward in 2007, the capitalized amount would need to be expensed in that year.

As of March 30, 2007, the company is continuing to negotiate the acquisition of ENTECH.

c)   IMPLEMENTATION STRATEGY

James S. Farrin was appointed Interim CEO on January 23, 2006, with Quentin T. Kelly, the founder of the Company, retaining the Chairman’s role.

Mr. Farrin established a strategy direction which was to optimize 2006 revenue by focusing the sales force on two states, New Jersey and California, and the engineering/operations department on effective implementation of booked projects.

In accordance with his contract, James Farrin left the company effective January 23, 2007. Mr. Farrin is expected to continue assisting the company, as needed, in the role of consultant.

Upon Mr. Farrin’s departure, Mr. Kelly resumed the role of CEO.

Frank Smith joined the company in the position of COO effective February 5, 2007.

The Company is implementing appropriate processes, policies, and procedures to make the Company more effective and to increase productivity. In addition, the Company is improving the organization by making key additions to the infrastructure, especially project managers and application engineers to better handle the increasing load of projects to be implemented.

d)   PRODUCTS AND SERVICES

SOLAR POWER SYSTEMS

WorldWater’s photovoltaic (PV) net-metering systems are designed to “zero out” electrical usage charges for residential, commercial, industrial, and governmental applications. Such electrical usage charges are reduced and potentially eliminated because the systems generate clean electricity from the sun and, when the power from the sun exceeds the amount consumed by the facility, are able to “spin the meter backwards,” thus accumulating credit from the local electric utilities. These systems allow organizations to manage their present and future energy costs by significantly reducing the energy purchased from the utility. Therefore, hedging escalation of electricity charges over time, the net-metered client will be significantly less affected.

SOLAR WATER SYSTEMS

AquaMax™ high yield hybrid irrigation pumps take solar water pumping systems to unprecedented production levels. WorldWater has the technological capability to drive motors and pumps up to 1,000 hp, delivering thousands of gallons of water per minute by solar energy alone, or in automatic combination with the electric grid or diesel generators. Irrigating fields in remote areas with solar power requires no fuel costs, limited maintenance, while generating no noise and no pollution. With WorldWater’s hybrid systems, if sunlight is not available or decreases as a result of cloud cover, the AquaMax™ can automatically switch to an alternate power source: diesel generation, batteries, or the electric grid.

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

WorldWater has crossed another technological threshold in the deployment and use of photovoltaics into previously conventional electricity areas. Idyllwild Water District in California is the first water utility to be fully self-sustainable by solar power, in addition to saving up to 70% of the electricity costs of its operation. This is due to WorldWater’s technology running its booster pumps and operating its major wells while also being available to perform net metering while providing back-up power capability in the event of grid power interruption. Should the grid fail, disengagement from the grid will occur and power will be assumed by the solar equipment,  allowing operations to continue running until the electric grid is restored,  with solar power eliminating the use of diesel or natural gas during this potentially peak demand period. WorldWater believes it is uniquely positioned to provide this service to the water utility market, as well as the agricultural market.

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

The market for the photovoltaic industry is significantly increasing, aided by steep increase in oil prices. The total market is expected to soar from $5 billion to $27 billion by 2020 (Source: March 2006 Electric Power Monthly published by the Energy Information Administration of the U.S. Department of Energy). Management believes that WorldWater is positioned to capitalize on this trend with its solar expertise and proprietary technology in both power and water.

WorldWater provides solar solutions for water and power by:

•       Combining the two technological requirements of solar engineering and water engineering, thus enabling the Company to more effectively implement sustainable turnkey programs;

•       Utilizing Company specialists to locate and evaluate power sources;

•       Conducting site assessments to appropriately size solar electrical and water pumping and electrical systems;

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

f)   RESEARCH AND DEVELOPMENT

A key strategy of WorldWater is to continue developing innovative, cutting edge products to meet water and electricity needs with proprietary solar technology. The Company was awarded a patent in 2001 on the electronic board controller, AquaDrive™, of the AquaMax™ system. In 2003, the Company also was awarded a patent on its automatic switching technology, which enables the system to perform multiple functions such as water pumping and battery charging and also to switch automatically between solar and grid-tied, diesel or battery power sources. Through the end of 2006, the Company has been granted six patents, with five more pending (see table on page 10).

g)   INTELLECTUAL PROPERTY

WorldWater has obtained six patents and continuations-in-part for its newly developed electronics systems and has filed for protections of its patents. WorldWater engineers Thomas McNulty, Sr., Dr. Anand Rangarajan, Douglas Williams, and Quentin T. Kelly, Chairman and Chief Executive Officer, together with Princeton University engineers, have been issued patents, all of which are assigned to WorldWater. Among other patents, the Company holds patents on the electronic board controller AquaDrive™ of the AquaMax™ system and on an electronic board that allows, in case of the interruption of service in an AC grid power system, the automatic transfer to solar-powered systems for uninterrupted operation of motors and other power loads. The following table shows the Company’s existing patents and pending patent applications.

INTELLECTUAL PROPERTY

Patent Title	Domestic / International	Patent File No.	Status	Expiration
Solar Thermal Powered Water Pump	Domestic	U.S. 5,163,821	Granted	2011
Bias controlled DC to AC converter and systems	Domestic	US 6,275,403	Granted	2018
Switchable Multiple Source Power Supply	Domestic	US 6,583,522	Granted	2020
Bias controlled DC to AC converter and systems	Int’l Philippines	1-1999-03261	Granted	2019
No load motor cutoff method and apparatus	Domestic		Pending
AC/DC Hybrid Power System	Domestic	US 7,145,265 B2	Granted	2025
Maximum Power Point Motor Control	Domestic	US 7,148,650 B1	Granted	2025
Multiple Motor Operation using Solar Power	Domestic		Pending
Using a Variable Frquency for Non motor Loads	Domestic		Pending
Mobile MaxPure	Domestic		Pending/Provisional
Solar Power Control Using Irradiance	Domestic		Pending

h)   SOURCE AND AVAILABILITY OF COMPONENTS

The solar modules used in the Company’s systems are composed of silicon and other photovoltaic materials. Suppliers of solar modules include Sharp Electronics, GE Energy LLC, SolarWorld (formerly Shell Solar), Kyocera, BP Solar, SunTech, RWE Schott, and EMCORE Corporation (“EMCORE”). WorldWater orders solar modules and related articles from several suppliers and has not entered into any exclusive term supply contracts, except that WorldWater has entered into a letter agreement with EMCORE under which EMCORE will be the Company’s exclusive supplier of multi-junction cells subject to certain conditions.

Sub-contractors currently manufacture components of the AquaMax™ systems in the United States. WorldWater will continue to source components, specifically solar modules, worldwide, based on quality and cost considerations.

i)   COMPETITIVE CONDITIONS AFFECTING THE COMPANY

The Company’s products compete with both conventional power generation and other renewable energy technologies. The main competitive technologies are fossil-fuel generators, and electric grid extension. The cost of installing a solar energy system may be more or less than the cost of an electric grid extension, depending on the particular installation. However, the life-cycle cost benefit of the solar-driven motor or pump is the reduction in ongoing electric costs. Solar generation is a hedge against escalation in fossil fuel prices, without the negative pollution attributes. The initial cost of acquiring a diesel pump is less than the initial cost of a solar pumping system, but the ongoing incremental operating and maintenance costs of the diesel pump are greater and, in remote areas, the supply of fuel and spare parts are not always readily available.

The Company’s most commonly encountered solar pumping competitor is Grundfos A/S of Denmark, a manufacturer of a large range of water pumps, including a solar pump line. The Grundfos pumps run off a specially wound AC motor. Aero-Environment of California has somewhat similar technology using limited size AC pumps. There are a number of other solar pump companies, including Solar Jack of the US, Sun Motor of Canada, Southern Cross of Australia, and Total Energie from Europe, which produce limited horsepower DC pumps. The Company offers the only systems able to operate conventional AC powered pumps up to 1000 hp.

j)   SUBSIDIARIES

WorldWater has an active 100% wholly-owned domestic subsidiary, WorldWater Holdings Inc., dba Quantum Energy Group.

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

l)   EMPLOYEES

On December 31, 2006, the company employed 45 people on a full-time basis. The Company also hires consultants on an as-needed basis and has informal arrangements with two water consulting companies, the hydrogeological firm of Vincent Uhl Associates and Morehouse Engineering, specialists in power control, and water/wastewater treatment systems integration.

m)   RISKS AND UNCERTAINTIES

Fixed-price Contracts

The Company utilizes fixed-price contracts which result in business risk, such as:

•       uncertainty in estimating the technical aspects and effort involved to accomplish the work within the contract scope and schedule;

•       labor availability and productivity;

•       supplier and subcontractor pricing and performance; and

•       availability and pricing of components (particularly solar modules).

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

Effective Internal Controls

Effective internal controls are necessary for the Company to provide reliable financial reports. In addition, Section 404 of the Sarbanes-Oxley Act of 2002 requires the Company to evaluate and report on its internal controls over financial reporting and have its independent auditors annually attest to its evaluation, as well as issue their own opinion on the Company’s internal controls over financial reporting, beginning with our Annual Report on Form 10-K for the year ending December 31, 2007.

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

In February 2007, the Company engaged RSM McGladrey, who will perform a Sarbanes-Oxley Act Consulting engagement designed to assist the Company in its efforts to comply with SOX Section 404, “Management’s Assessment of Internal Controls.”  The engagement was designed with the understanding that should the Company meet the criteria for an accelerated filing, the Company’s external auditor will also be required to attest to the internal controls over financial reporting in the fiscal year ending December 31, 2007.

In March 2007, the Company engaged Microstrategies, Inc. to provide an improved IT, financial reporting, and ERP system to enhance efficiencies and financial and operating controls as it works to implement Sarbanes-Oxley requirements and procedures.

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

In 2006, foreign contract revenue was limited to grant revenue, funded by USTDA, of $216,892, derived from work in Sri Lanka. Unsettled political conditions, social unrest, acts of terrorism, force majeure, war or other armed conflict, exploitation or other governmental actions, inflation, exchange controls or currency devaluation may result in increased business risk in these regions.

ITEM 2.                DESCRIPTION OF PROPERTIES

The Company’s executive office, research and development facility is housed in a 13,270 square foot site located at 55 Route 31 South, Pennington, New Jersey 08534. This facility is leased under an operating lease expiring June 25, 2007. The Company has signed a new lease for 30,000 square feet on March 20, 2007. The facility is leased under an operating lease commencing July 1, 2007, and expiring June 30, 2015. The property is located at 200 Ludlow Drive, Ewing, New Jersey 08638.

In September 2005, the Company acquired Quantum Energy Group in Applegate, California which included the transfer of their five year lease expiring April 30, 2009, with two five-year options to extend the lease.

In July 2004, the Company opened a sales and technical support office in Foster City, California under a two-year lease expiring May 31, 2006, and which office was closed in June 2005

ITEM 3.                LEGAL PROCEEDINGS

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

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II.

ITEM 5.                MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

a)   Price Range of Common Stock

The Company’s common stock is included on the National Association of Securities Dealers Automated Quotation OTC Bulletin Board under the symbol “WWAT.OB.” The following table sets forth the quarterly high and low closing bid prices for the common stock as reported on the OTC Bulletin Board for the periods indicated. These prices are based on quotations between dealers, and do not reflect retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

	High	Low	Close
FISCAL 2006
First Quarter	$0.48	$0.31	$0.46
Second Quarter	0.59	0.25	0.28
Third Quarter	0.30	0.17	0.19
Fourth Quarter	0.50	0.14	0.39

	High	Low	Close
FISCAL 2005
First Quarter	$0.31	$0.25	$0.29
Second Quarter	0.29	0.20	0.25
Third Quarter	0.67	0.20	0.49
Fourth Quarter	0.49	0.30	0.32

b)   Holders of Common Stock

On December 31, 2006 there were approximately 689 holders of record of common stock. This number does not include beneficial owners of the common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

d)   Preferred Stock

As of October 1, 2004, the preferred shareholder converted 66,667 shares of Series A 7% Convertible Preferred Stock into a like number of common shares. As of December 31, 2006, the Company had 611,111 shares of Series B 7% Convertible Preferred Stock, 750,000 shares of Series C 6% Convertible Preferred Stock, and 4,892,857 shares of Series D Convertible Preferred Stock outstanding.

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

Series C Convertible Preferred Stock

On June 30, 2006, the Company issued 750,000 shares of Series C 6% Convertible Preferred Stock at $1.00 per share. The Series C Convertible Preferred Stock proceeds were used to fund: (i) a $500,000 payment made to the ENTECH, Inc. (“ENTECH”) to secure a binding letter of intent allowing the Company the opportunity to conduct due diligence for the proposed acquisition of all of the common shares of ENTECH by the Company or an affiliate; and (ii) due diligence expenses directly incurred in connection with the proposed acquisition transaction.

The Series C Convertible Preferred Stock held by each subscriber is convertible on an all or none basis, into either: (i) common stock of the Company; or (ii) each holder’s proportionate share of a 6.5% interest in the entity formed for the purpose of purchasing the common shares of ENTECH. Each holder of the Series C Convertible Preferred Stock may elect to convert into his or her proportionate share of a 6.5% interest in the entity formed to purchase the common stock of ENTECH during the 120 day period following the closing of the ENTECH transaction or, alternatively, may convert into the common stock of the Company at any time prior to January 1, 2009. The conversion price to be used for conversions into common stock of the Company will be equal to the closing bid price of the common stock on December 31, 2006, equal to $0.39 per share of our common stock.

Dividends on the Series C Convertible Preferred Stock accrue at the annual rate of 6%, payable the first day of each month, except that during the period July 1, 2006 through June 30, 2007 dividends will be accrued but not paid. As of December 31, 2006, the Series C Convertible Preferred Stock had accrued and unpaid dividends in the aggregate amount of $22,500, which will be payable upon conversion.

Series D Convertible Preferred Stock

On November 30, 2006, the Company issued a press release announcing the entry into three agreements with EMCORE Corporation (“EMCORE”), involving EMCORE’s agreement to purchase up to 26.5% of WorldWater on a fully-diluted basis in exchange for $18 million. The three agreements entered into on November 29, 2006, are an Investment Agreement (the “Investment Agreement”), a Registration Rights Agreement (the “Registration Right Agreement”) and a Letter Agreement (the “Letter Agreement”, and together with the Investment Agreement and Registration Rights Agreement, the “Agreements”). The Boards of Directors of EMCORE and WorldWater each approved the Agreements.

Pursuant to the Investment Agreement, EMCORE agreed to invest up to $18.0 million (the “Investment”) in return for (i) six million, five hundred and twenty-three thousand, eight hundred and ten (6,523,810) shares of Series D Convertible Preferred Stock of WorldWater, par value $0.01 per share (the “Series D Stock”) and (ii) six hundred and sixty-eight thousand, one hundred and thirty-nine (668,139) warrants to purchase six hundred and sixty-eight thousand, one hundred and thirty-nine (668,139) shares of Series D Stock (the “Warrants”). The Series D Stock and Warrants to be received by EMCORE are equivalent to an approximately thirty-one percent (31%) equity ownership in WorldWater, or approximately twenty-six and half percent (26.5%) on a fully diluted basis.

On November 29, 2006, EMCORE invested $13.5 million in the Company, representing the first tranche of its $18 million investment, in return for which WorldWater issued to EMCORE (i) four million,

eight hundred and ninety two thousand, eight hundred and fifty seven (4,892,857) shares of Series D Convertible Preferred Stock (convertible into Common Stock at a price of $0.276) and (ii) five hundred and five thousand and forty-four (505,044) warrants (the “Tranche A Warrants”) to purchase five hundred and five thousand and forty-four (505,044) shares of Series D Convertible Preferred Stock at a conversion price of $0.32 per share.

The investment of the remaining $4.5 million second tranche (the “Tranche B Closing”) will be consummated subject to the execution of a definitive strategic agreement between the Parties and certain other conditions set forth in the Investment Agreement. The Parties currently expect the execution of the definitive strategic agreement and the Tranche B Closing to occur before the end of the year. At the Tranche B Closing, WorldWater will issue to EMCORE (i) an additional one million, six hundred and thirty thousand, nine hundred and fifty-three (1,630,953) shares of Series D Convertible Preferred Stock and (ii) one hundred and sixty-three thousand and ninety-five (163,095) warrants to purchase one hundred and sixty-three thousand and ninety-five (163,095) shares of Series D Stock.

In the Investment Agreement, the Company and EMCORE made customary representations, warranties and covenants and the Company agreed to indemnify EMCORE against certain potential losses incurred in connection with its investment in the Company. Pursuant to the terms of the Investment Agreement, EMCORE has been granted the following rights, among others: (i) the right to participate pro-rata in future financings and equity issuances by the Company; (ii) certain rights to obtain information regarding the financial results, financial performance, business and operations of WorldWater; and (iii) the right to nominate and appoint two individuals to WorldWater’s Board of Directors.

The Series D Stock has the designations, preferences and rights set forth in the certificate of designation filed with the Secretary of State for the State of Delaware on November 29, 2006 (the “Certificate of Designation”). Pursuant to the Certificate of Designation, holders of Series D Stock have the following rights, among others: (i) the sole right and discretion to convert their shares of Series D Stock at any time and from time to time into such number of fully paid and non-assessable shares of common stock, par value $0.001, of WorldWater (the “Common Stock”) initially equal to such number of shares of Series D Stock multiplied by ten, subject to certain adjustments as more fully set forth in the Certificate of Designation including weighted average anti-dilution rights, (ii) the right to vote together with the holders of Common Stock as a single class on all matters submitted for a vote of holders of Common Stock, (iii) for so long as the beneficial ownership by the holders of Series D Stock (on a fully-diluted basis) does not fall below ten percent (10%) of the then outstanding shares of Common Stock, the exclusive right to elect two members of the Board of Directors of WorldWater, (iv) for so long as the beneficial ownership by the holders of Series D Stock (on a fully-diluted basis) is between five percent (5%) and ten percent (10%) of the then outstanding shares of Common Stock, the exclusive right to elect one member of the Board of Directors of WorldWater, (v) certain liquidation preferences as detailed in the Certificate of Designation and (vi) the right to receive dividends in an amount equal to the amount of dividends that such holder would have received had the holder converted its shares of Series D Stock into shares of Common Stock as of the date immediately prior to the record date for such dividend.

On November 29, 2006, the Company recorded a beneficial conversion on preferred stock dividends which needed to be recognized on the preferred shares of 48,928,570 and warrants of 505,044. After calculating the intrinsic value, in conjunction with utilizing the Black Scholes method, an adjustment of $3,184,642 was recorded as a preferred stock dividend.

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

With significantly rising energy prices and related shortages, along with significant state and federal incentives, and utility company rebate programs, domestic markets have emerged as the Company’s highest priority. The Company believes it is uniquely positioned to deliver a wide range of product and service offerings, from solar-powered equipment and installations, both fixed and mobile, to large-scale, turnkey solar energy and water system solutions, specializing in variable frequency drive (VFD) applications that deliver high customer value. The foundation and enabler for these offerings is WorldWater’s substantial technical expertise and proprietary solar technology, including its AquaMax™ System, AquaDrive™ Controller, AquaMeter™ Water Meter, and Mobile MaxPure.

The Company continues to evolve from an entrepreneurial operating mode to that of a fast growth company. This transition will mean development of more policies, procedures, and processes to enable effective implementation of booked projects.

The Company plans to continue work to develop innovative new products to meet customer needs using new technology to seek to clearly differentiate its products from competitive products.

The cash raised through the issuance of convertible debt and private equity sales has provided the Company with the working capital resources needed to meet its operating activities in 2006 and 2005. The Company will continue to seek to raise significant additional financing as required to fund the Company’s growing operations in 2007.

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

ACCOUNTING FOR INCOME TAXES

The Company is required to estimate its income taxes in each of the jurisdictions in which it operates as part of its consolidated financial statements. This involves estimating the actual current tax in addition to assessing temporary differences resulting from differing treatments for tax and financial accounting purposes. These differences together with net operating loss carryforwards and tax credits may be recorded as deferred tax assets or liabilities on the balance sheet. A judgment must then be made of the likelihood that any deferred tax assets will be recovered from future taxable income. To the extent that the Company determines that it is more likely than not that deferred tax assets will not be utilized, a valuation allowance is established. Taxable income in future periods significantly different from that projected may cause adjustments to the valuation allowance that could materially increase or decrease future income tax expense. As of December 31, 2006 and 2005 an allowance equal to 100% of the deferred tax asset was recorded.

Share-Based Compensation

On January 1, 2006, The Company adopted SFAS No. 123R, “Share-Based Payment,” which requires all companies to measure and recognize compensation expense at fair value for all stock-based payments to employees and directors. SFAS No. 123R is being applied on the modified prospective basis. Prior to the adoption of SFAS No. 123R, the Company accounted for its stock-based compensation plans for employees and directors under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, and accordingly, the Company recognized no compensation expense related to the stock-based plans for grants to employees or directors. Grants to consultants under the plans were recorded under SFAS No. 123.

Under the modified prospective approach, SFAS No. 123R applies to new grants of options and awards of stock as well as to grants of options that were outstanding on January 1, 2006 and that may subsequently be repurchased, cancelled or materially modified. Under the modified prospective approach, compensation cost recognized for the year ended December 31, 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested on, January 1, 2006, based on fair value as of the prior grant-date and estimated in accordance with the provisions of SFAS No. 123R. Prior periods were not required to be restated to reflect the impact of adopting the new standard.

SELECTED FINANCIAL DATA

The data set forth below should be read in conjunction with the Company’s financial statements and related notes and this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this filing. The statement of operations data presented below for the fiscal years ended December 31, 2006, 2005, and 2004 and the balance sheet data at December 31, 2006, 2005, and 2004 have been derived from the audited financial statements which appear elsewhere in this filing. The statement of operations data presented below for the year ended December 31, 2004, and the balance sheet data at December 31, 2004 have been derived from the Company’s prior year’s audited financial statements, which are not included in this filing.

	Year Ended December 31,
	2006	2005	2004
Operating Results
Revenue	$17,333,681	$2,031,480	$5,837,224
Gross Profit (Loss)	2,719,587	(485,336)	(149,085)
Loss From Operations	(5,257,298)	(5,075,285)	(6,087,358)
Loss Applicable To Common Stock	(11,427,614)	(10,213,938)	(8,056,694)
Net Loss Per Basic & Diluted Share Attributable To Common Stock	$(.08)	$(0.11)	$(0.12)

	As of December 31,
	2006	2005	2004
Balance Sheet Data
Cash and Cash Equivalents	$5,801,852	$810,792	$38,852
Working Capital Surplus (Deficit)	10,553,807	(1,282,316)	(2,324,752)
Total Assets	17,268,146	2,664,404	1,790,868
Long term obligations—less current portion	103,986	3,088,797	2,026,589
Redeemable Preferred Stock	12,884,388	—	—
Stockholders’ Deficiency	(1,623,724)	(3,881,759)	(4,273,641)

RESULTS OF OPERATIONS (amounts are rounded to the nearest thousand)

Contract Revenue.   Contract revenue for 2006 amounts to $17,117,000, and represents 99% of the Company’s revenue. Revenue of $17,117,000, or 100% of the total contract revenue, was generated by domestic commercial and residential projects.

Commercial projects account for $16,585,000 or 96% of domestic contract revenue, and is made up of 23 projects.  Revenue was generated from nine commercial projects in California, nine in New Jersey, three in Delaware, and one in Texas.

Residential projects account for $532,000 or 3% of domestic contract revenue; $532,000 from 10 California projects, $0 revenue from New Jersey projects.

Grant Revenue.   The Company recognized grant revenue of $217,000 in 2006. This is composed of $192,000 from the U.S. Trade and Development Agency (USTDA) and $25,000 from the New Jersey Board of Public Utilities (NJBPU). The USTDA grant is in connection with a pilot project for water supply in Sri Lanka. This project is designed to assess solar technology methods to provide safe, sustainable water supplies to people in six villages near the tsunami-ravaged southern coast of Sri Lanka. The NJBPU grant is for research in the development of cost effective, grid-tied motor drives for photovoltaic applications.

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

Gross Profit (Loss) on Contracts.   The Company generated gross profits on contracts totaling $2,705,000.  Gross profits totaling $3,463,000 were attributable to 27 projects.  Gross profits were offset by $99,000 in gross losses generated by four projects. Gross profits are also offset by warranty reserves and other expenses not allocated to individual contracts totaling $659,000.

Gross Profit (Loss) on Grants.   Gross profit of $14,000 was earned in connection with the Company’s grant revenue; A gross loss of $9,000 from the USTDA grant, and a gross profit of $25,000 from the NJBPU grant.

Marketing, General and Administrative Expenses.   Marketing, general and administrative expenses amount to $7,775,000 in 2006, and consist primarily of salaries and related personnel costs, travel, professional fees, including legal and accounting, rent, insurance, and other sales and marketing expenses.

Debt Sourcing Fees and Commissions.   The Company historically has financed its operations through a combination of convertible debt, convertible preferred stock, and equity. To date, the increased working capital required to support the Company’s rapid revenue growth have been a net user of cash, and this is expected to continue through the end of 2007.

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

COMPARISON OF YEARS ENDED DECEMBER 31, 2006 and 2005 (amounts are rounded to the nearest thousand)

Contract Revenue.   Contract revenue for the year ended December 31, 2006 was $17,117,000, an increase of $15,199,000, or 792%, from $1,918,000 for 2005. Three projects represented $10,378,000 or 60% of the contract revenue in 2006. One of the projects was completed in 2006, while two were greater than 95% complete at year end, and were completed in the first quarter of 2007.

Grant Revenue.   Grant revenue for the year ended December 31, 2006 was $217,000, an increase of $104,000, or 92% from $113,000 for 2005. The fluctuation is a reflection of the timing of grant awards and completion of associated tasks/milestones called for under the grants. Grant revenue is expected to be an immaterial portion of the Company’s revenue stream going forward into 2007.

Cost of Contract Revenue.   The cost of contract revenue for the year ended December 31, 2006 was $14,411,000, an increase of $11,966,000 or 489% from $2,445,000 in 2005. The increase in cost of contract revenue is principally the result of higher volume in 2006 (revenue is up 792%).

Cost of Grant Revenue.   The cost of grant revenue for the year ended December 31, 2006 was $203,000, an increase of $132,000 from $71,000 in 2005.

Gross Profit (Loss) on Contracts.   The Company generated a gross profit on contracts in 2006. The gross profit of $2,705,00 in 2006, represents an increase of $3,232,000, versus the gross loss of $527,000 in 2005. Gross profits totaling $3,463,000 were attributable to 27 projects.  Gross profits were offset by $99,000 in gross losses generated by four projects. Gross profits are also offset by warranty reserves and other expenses not allocated to individual contracts totaling $659,000. The Company attributes its significant rise in gross profit partly to its evolution from an entrepreneurial to a fast growth company. Better overall efficiencies, bid processes, and trained staff have also supported the increased job margins.

Gross Profit (Loss) from Grants.   The Company generated gross profit of $14,000 from grants in 2006, versus a gross profit of $42,000 in 2005. Gross profit is made up of a gross loss of $9,000 from the USTDA grant, and a gross profit of $25,000 from the NJBPU grant.

Marketing, General and Administrative.   Marketing, general and administrative expenses for the year ended December 31, 2006 were $7,775,000, an increase of $3,327,000 or 75%, from $4,448,000 for 2005.   The $3,327,000 increase includes increases in salaries and benefits of $1,450,000 and stock option expense of $1,124,000 associated with increased headcount in 2006. The number of full-time employees increased from 33 as of December 31, 2005 to 45 as of December 31, 2006.  The increases were also associated with the September 2005 acquisition of Quantum Energy Group. The increases were also a result of increases in professional fees totaling $657,000 made up of increased costs for legal, consulting and investor relations.

Research and Development Expenses.   Research and development expenses incurred in the year ended December 31, 2006 were $202,000, an increase of $60,000 or 42% from $142,000 in 2005. The increase is a result of MOBIL MAX. The Company has continued to develop its intellectual property as evidenced by the filing of two patent applications in 2006.

Loss from Operations.   In the year ended December 31, 2006 the Company incurred a loss from operations of $5,257,000, a decrease of $182,000 or 4% from $5,075,000 in 2005.

Debt Sourcing Fees and Commissions.   Fees and commission expenses incurred to raise debt funding in the year ended December 31, 2006 were $284,000, a decrease of $158,000 or 64% from $442,000 in 2005.

Beneficial Conversion Interest/Warrant Exercise Inducement Fees.   This expense is a non-cash charge incurred as a result of the market price of the Company’s common stock on the date of issuance of convertible notes being higher than the conversion price of the convertible notes being issued. In the year ended December 31, 2006, the Company incurred $1,588,000 of beneficial conversion interest associated with the issuing of convertible notes. In 2005, the Company incurred beneficial conversion interest of $3,073,000. The decrease is attributable to a decrease in the amount of convertible debt issued in 2006 of $1,489,000 over the amount raised in 2005, and the variance in the market price of the Company’s common stock on the various issuance dates in the two years.

On November 29, 2006, the Company recorded a beneficial conversion on preferred stock dividends which needed to be recognized on the preferred shares of 48,928,570 and warrants of 505,044. After calculating the intrinsic value, in conjunction with utilizing the Black Scholes method, an adjustment of $3,184,642 was recorded as a preferred stock dividend.

Interest Expense.   Interest expense was $1,233,000 in the year ended December 31, 2006, a decrease of $559,000 or 31% from $1,792,000 in 2005. This reflects the decrease in average convertible debt outstanding during 2006 compared to 2005.

Income Taxes.   The Company recognized an income tax benefit of $0 and $201,000 for the years ended December 31, 2006 and 2005, respectively. The Company participates in the State of New Jersey’s Corporation Business Tax Benefit Certificate Transfer Program (the “Program”), which allows certain high technology and biotechnology companies to sell unused New Jersey net operating loss carryovers and research and development tax credits to other New Jersey corporate taxpayers.

HISTORICAL CASH FLOW ANALYSIS

The “Historical Cash Flows Analysis” section discusses consolidated cash flow from operations, investing activities and financing activities. Amounts have been rounded to the nearest thousand.

Cash Flows from Operating Activities

	Year ended December 31,
	2006	2005
Net Cash Used in Operating Activities	$10,385,000	$4,305,000

In 2006, the Company had an increase in net cash used in operating activities of $6,080,000 in a period when the Company had a decrease in net loss of $1,971,000. An analysis of the decreased loss is above in the RESULTS OF OPERATIONS and COMPARISON OF YEARS ENDED DECEMBER 31, 2006 and 2005. The increase in net cash used in operating activities in 2006, a period when the Company’s net loss decreased, is attributable to changes in non-cash charges and from the timing of cash receipts and disbursements related to working capital items in 2006 shown below.

Increases (decreases) in non-cash charges:
Beneficial conversion feature of convertible notes	$(1,484,000)
Issuance of stock for service	16,000
Depreciation and amortization	(37,000)
Issuance of warrants as inducement for warrants exercise	53,000
Stock-based employee compensation cost	1,124,000
Amortization of interest expense	(513,000)
Issuance of options and warrants for services	70,000
Amortization of intangibles and loan origination costs	(168,000)
Amortization of deferred compensation	15,000
Issuance of stock in lieu of interest	(302,000)
(1,226,000)
Changes in timing of cash receipts and disbursements related to working capital items	(6,825,000)
(8,051,000)
Change in net loss—2006 compared to 2005	1,971,000
Increase in net cash used in operating activities	$(6,080,000)

Cash Flows from Investing Activities

	Year ended December 31,
	2006	2005
Net Cash Used in Investing Activities	$966,000	$36,000

In 2006 and 2005, investing activities included the purchase of office equipment including computers for the increased workforce.

Cash Flows from Financing Activities

	Year ended December 31,
	2006	2005
Net Cash Provided By Financing Activities	$16,323,000	$5,045,000

In 2006, the Company issued 21,422,223 shares of 10% convertible debentures maturing in 2007 and 2008 generating net proceeds of $3,792,500. In addition, 18,819,948 shares of common stock were issued upon the exercise of warrants and stock options, raising $3,287,642. In conjunction with the issuance of the convertible debentures, in 2006 the Company issued four-year warrants for the purchase of up to 17,731,387 shares of the Company’s common stock, at an average exercise price of $0.19 per share, which are exercisable at any time. These capital infusions were reduced by the repayment of $2,965,021 in long-term debt and the incurrence of $284,138 in loan origination costs.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2006, our current ratio was 2.87 compared to 0.63 at December 31, 2005. As of December 31, 2006, we had $10,553,807 of working capital compared to a working capital deficit of $1,282,316 as of December 31, 2005. Cash and cash equivalents were $5,801,852 as of December 31, 2006, as compared to $810,792 as of December 31, 2005.

The Company has historically financed operations and met capital expenditures requirements primarily through sales of capital stock and solar system equipment sales. Management plans to continue to raise funds through the sale of capital and forecasts increased revenues.

We believe that our existing cash balance together with our other existing financial resources, including anticipated additional capital raises in 2007, and revenues from sales of our solar systems, will be sufficient to meet our operating and capital requirements beyond the first quarter of 2008. In light of our recent private placement of approximately $13.5 million worth of our convertible preferred stock in November 2006, we believe that we shall have the necessary financing to meet our operating and capital requirements, at a minimum, into 2008.

Below is a table showing the potential issuable shares and available authorized common to be issued as of December 31, 2006.

As of December 31, 2006
Number of authorized common shares:	275,000,000
Less common shares outstanding:	149,359,052
Less potential issuable common shares:
Warrants	24,792,873
Debt conversion rights	2,910,360
Stock options	20,270,623
Stock purchase agreement rights	1,542,000
Preferred stock conversion rights	51,462,759
100,978,615
Available common shares to be issued:	24,662,333

COMMITMENTS AND GUARANTEES

The Company’s commitments as of December 31, 2006, for the years 2007 through 2011 and thereafter as summarized below:

	2007	2008	2009	2010	2011	Thereafter	Total
	(Amount rounded in thousands)
Long-tem debt maturities (face amount)	$360,897	$200,000	$—	$38,456	$—	$—	$599,353
Employment obligations	585,000	585,000	585,000	250,000	250,000	—	2,255,000
Renewable energy credit guarantee obligations	98,710	64,701	64,701	64,701	55,329	1,412	349,554
Operating lease payments	240,576	321,900	285,900	267,900	267,900	937,650	2,321,826
Repayment of grant	35,000	—	—	—	—	—	35,000
Total	$1,320,183	$1,171,601	$935,601	$621,157	$573,229	$939,062	$5,560,733

INCOME TAXES

As of December 31, 2006, the Company had federal and state net operating loss carryforwards totaling approximately $34,073,100 and $16,145,500, respectively, available to reduce future taxable income and tax liabilities which expire at various dates between 2007 and 2026. In addition, as of December 31, 2006, the Company had federal research and development tax credit carryforwards of approximately

$180,600 available to reduce future taxable income and tax liabilities which expire at various dates between 2026. Under provisions of the Internal Revenue Code, substantial changes in the Company’s ownership may limit the amount of net operating loss carryforwards and research and development credit carryforwards, which can be used in future years.

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

With the combined technologies of the Company and ENTECH, we believe our solar systems will be capable of generating and delivering electrical and thermal energy on site at prices competitive to retail prices without relying on government sponsored rebates. ENTECH’s patented concentrator technology allows for the installation of large solar “farms” with greatly reduced requirements for solar cell materials (silicon or multi-junction). Due to the advantages of ENTECH’s concentrator, significantly lessor amount of silicon used in flat plate solar modules is required by current ENTECH modules to generate the same electrical power. Consequently, the ENTECH technology greatly lessens the impact of the silicon material shortage currently constricting flat plate solar panel supply. ENTECH concentrators utilize a two-axis tracker to follow the sun’s position throughout the day, maximizing energy production.

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

As a proposed subsidiary of the Company, ENTECH will maintain its identity, location, and business operations in both terrestrial and space solar energy. The Company anticipates that ENTECH will continue to perform its contract work for NASA, the U.S. Department of Defense, and other customers, as well as its internal R&D programs leading to improved future products.

To obtain the exclusive opportunity through December 31, 2006 to conduct due diligence, the Company made a $500,000 non-refundable payment to ENTECH to be used for operating and working capital requirements of ENTECH. Additional due diligence fees of $290,769 were recorded on the balance sheet as of December 31, 2006. and along with the $500,000 payment to ENTECH, left a capitalized amount of $790,769 as a balance sheet asset on December 31, 2006, classified as deferred cost on proposed acquisition. Should this acquisition not go forward in 2007, the capitalized amount would need to be expensed in that year.

As of March 30, 2007, the company is continuing to negotiate the acquisition of ENTECH.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will become effective for us beginning with the first quarter of 2008. We have not yet determined the impact of the adoption of SFAS No. 159 on our financial statements and footnote disclosures.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which is effective for the Company on January 1, 2008. The Statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The Statement codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Company is still determining the impact of this FASB, but does not expect it to have a material effect on the Company’s consolidated financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) Topic 1N (SAB No. 108), “Financial Statements—Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which is effective for calendar year companies as of December 31, 2006. SAB No. 108 provides guidance on how prior-year misstatements should be taken into consideration when quantifying misstatements in current-year financial statements for purposes of determining whether the financial statements are materially misstated. Under this guidance, companies should take into account both the effect of a misstatement on the current-year balance sheet as well as the impact upon the current-year income statement in assessing the materiality of a current-year misstatement. Once a current-year misstatement has been quantified, the guidance in SAB Topic 1M, “Financial Statements—Materiality,” (SAB No. 99) will be applied to determine whether the misstatement is material. The adoption of this Statement has not had a material effect on the Company’s consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109”. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company does not believe that its historical or expected tax reporting positions, which considered before application of the valuation allowance, will have a material impact on its consolidated financial statements. See Note 15, Income Taxes.

ITEM 7.                FINANCIAL STATEMENTS.

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of WorldWater & Power Corp. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ deficiency, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for stock based compensation upon the adoption of Statement of Financial Accounting Standard, No. 123(R), “Share-Based Payment”.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WorldWater & Power Corp. and Subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

April 9, 2007
Edison, New Jersey

WORLDWATER & POWER CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND DECEMBER 31, 2005

	December 31, 2006	December 31, 2005
Assets
Current Assets:
Cash and cash equivalents	$5,770,595	$798,649
Restricted cash	31,257	12,143
Accounts receivable, net of allowance of $29,257 and $69,908 at December 31, 2006, and December 31, 2005, respectively	5,288,241	354,739
Accounts receivable, related party	22,500	32,426
Inventory	748,470	383,722
Costs and estimated earnings/losses in excess of billings	2,548,427	466,985
Prepaid expenses and deposits—current	1,763,293	109,104
Advances to employees	33,676	17,282
Total Current Assets	16,206,459	2,175,050
Equipment and Leasehold Improvements, Net	195,808	50,615
Intangible And Other Assets
Loan origination costs, net	—	287,688
Other intangible assets, net	66,667	109,667
Deferred costs on proposed acquisition	790,769	—
Other deposits	8,443	41,384
Total Assets	$17,268,146	$2,664,404
Liabilities, Convertible Redeemable Preferred Stock, and Stockholders’ Deficiency
Current Liabilities:
Accounts payable and accrued expenses	$4,862,877	$2,288,607
Long-term debt and notes payable, current portion	495,367	769,180
Customer deposits	43,453	89,719
REC guarantee liability, current portion	98,710	87,220
Billings in excess of costs and estimated earnings/losses	149,245	31,802
Notes payable, related parties	3,000	35,748
Accrued losses on construction in progress	—	155,090
Total Current Liabilities	5,652,652	3,457,366
Long-term debt and notes payable	103,986	2,759,446
REC guarantee liability, net of current portion	250,844	329,351
Total Liabilities	6,007,482	6,546,163
Commitments and contingencies	—	—
Convertible redeemable preferred stock
Series C convertible redeemable preferred stock	750,000	—
Series D convertible redeemable preferred stock	12,134,388	—
Total Convertible Redeemable Preferred Stock	12,884,388	—
Stockholders’ Deficiency:
Preferred Stock Convertible $.01 par value authorized 10,000,000; issued and outstanding:
Series B 7%—611,111 shares liquidation preference $550,000 as of December 31, 2006 and December 31, 2005	6,111	6,111
Common Stock, $.001 par value; authorized 275,000,000; 149,359,052 issued and outstanding at December 31, 2006 and 108,786,940 issued and outstanding at December 31, 2005	149,359	108,787
Additional paid-in capital	47,493,182	33,893,104
Deferred compensation	—	(45,000)
Accumulated deficit	(49,272,376)	(37,844,761)
Total Stockholders’ Deficiency	(1,623,724)	(3,881,759)
Total Liabilities, Convertible Redeemable Preferred Stock and Stockholders’ Deficiency	$17,268,146	$2,664,404

The Notes to Consolidated Financial Statements are an integral part of these statements.

WORLDWATER & POWER CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND DECEMBER 31, 2005

	Years Ended:
	2006	2005
Revenues:
Contract	$17,116,789	$1,918,420
Grant	216,892	113,060
Total	17,333,681	2,031,480
Cost of Revenues:
Contract	14,411,406	2,445,441
Grant	202,688	71,375
Total	14,614,094	2,516,816
Gross Profit (Loss):
Contract	2,705,383	(527,021)
Grant	14,204	41,685
Total	2,719,587	(485,336)
Operating Expenses:
Marketing, general and administrative expenses	7,774,871	4,447,767
Research and development expense	202,014	142,182
Total Expenses	7,976,885	4,589,949
Loss from Operations	(5,257,298)	(5,075,285)
Other (Expense) Income
Debt sourcing fees and commissions	(284,138)	(441,956)
Warrant exercise inducement fees	(1,588,432)	(3,072,963)
Interest expense, net	(1,233,207)	(1,792,000)
Other (Expense) Income, Net	120,103	168,266
Total Other (Expense) Income, Net	(2,985,674)	(5,138,653)
Net Loss	(8,242,972)	(10,213,938)
Beneficial Conversion and Warrants on Preferred Stock Dividend	(3,184,642)	—
Net Loss Attributable to Common Shareholders	($11,427,614)	($10,213,938)
Basic and diluted net loss per share	$(0.08)	$(0.11)

Weighted Average Common Shares Outstanding used in Per Share Calculation	135,921,421	93,767,378

The Notes to the Consolidated Financial Statements are an integral part of these statements.

WORLDWATER & POWER CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER  31, 2006 AND DECEMBER 31, 2005

	2006	2005
Cash Flows from Operating Activities:
Net loss	$(8,242,972)	$(10,213,938)
Adjustments to reconcile net loss to net cash used in operating activities:
Beneficial conversion feature of convertible notes	1,588,433	3,072,964
Stock based employee compensation cost	1,123,755	—
Amortization of interest expense	904,899	1,417,460
Amortization of intangibles and loan origination costs	330,688	498,214
Issuance of stock for service	227,481	211,272
Issuance of options and warrants for services	70,000	—
Share based non-employee compensation cost	52,780
Amortization of deferred compensation	45,000	30,000
Issuance of stock in lieu of interest	68,973	371,087
Depreciation and amortization	30,272	67,015
Changes in assets and liabilities:
Accounts receivable	(4,933,503)	1,223,339
Accounts receivable—related parties	9,926	(32,426)
Inventory	(364,748)	(381,272)
Costs and estimated earnings/losses in excess of billings	(2,081,442)	(466,985)
Prepaid expenses and deposits	(1,621,248)	(61,337)
Advances to employees	(16,394)	(3,049)
Accounts payable and other accrued expenses	2,574,270	(275,619)
Accrued losses on construction in progress	(155,090)	155,090
Billings in excess of costs and estimated earnings/losses	117,443	31,802
Renewable energy credits guarantee liability	(67,017)	22,954
Customer deposits	(46,266)	28,920
Net Cash (Used in) Operating Activities	(10,384,759)	(4,304,509)
Cash Flows from Investing Activities:
Purchase of equipment and leasehold improvements	(175,465)	(35,872)
Deferred costs on proposed acquisition	(790,769)	—
Net Cash (Used in) Investing Activities	(966,234)	(35,872)
Cash Flows from Financing Activities:
Proceeds from issuance of debt, and notes payable with detachable warrants	—	3,780,000
Proceeds from exercise of warrants and stock options	3,532,085	1,316,955
Proceeds from issuance of redeemable convertible preferred stock	12,884,388	—
Proceeds from issuance of common stock	—	1,222,222
Increase in Restricted Cash and Restricted Cash Equivalents	(19,114)	—
Increase in Loan Origination costs	—	(418,832)
Payments on long-term debt	(74,420)	(855,402)
Net Cash Provided by Financing Activities	16,322,939	5,044,943
Net effect of currency translation on cash	—	55,235
Net Increase in cash and cash equivalents	4,971,946	759,797
Cash and cash equivalents, Beginning of year	798,649	38,852
Cash and cash equivalents, End of year	$5,770,595	$798,649
Supplemental Disclosure:
Beneficial Conversion and Warrants on Preferred Stock Dividend	3,184,642	—

The Notes to Consolidated Financial Statements are an integral part of these statements.

WORLDWATER & POWER CORP.AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
FOR THE YEARS ENDED DECEMBER 31, 2006 AND DECEMBER 31, 2005

					Additional	Additional		Accumulated
					Paid-In	Paid-In		Other
	Preferred Stock		Common Stock		Capital	Capital	Deferred	Comprehensive	Accumulated
	Shares	Par Value	Shares	Par Value	(Preferred)	(Common)	Compensation	Income (loss)	Deficit	Total
Balance, December 31, 2004	611,111	$6,111	79,834,341	$79,834	$537,331	$22,864,141	$(75,000)	$(56,080)	$(27,629,978)	$(4,273,641)
							—	—	—
Beneficial conversion feature of convertible notes	—	—	—	—	—	3,072,963	—	—	—	3,072,963
Conversion of convertible notes	—	—	12,530,017	12,530	—	2,222,470	—	—	—	2,235,000
Issuance of Common Stock:	—	—			—		—	—	—	—
For Services	—	—	361,416	361	—	111,189	—	—	—	111,550
Under SPA (SBI & CAMOFI)	—	—	5,000,001	5,000	—	1,217,222	—	—	—	1,222,222
Exercise of Warrants	—	—	6,177,605	6,179	—	1,149,996	—	—	—	1,156,175
Exercise of “cash-less” Warrants	—	—	1,207,341	1,207	—	(1,207)	—	—	—	—
Exercise of options	—	—	1,430,382	1,430	—	320,325	—	—	—	321,755
In leui of payment of interest	—	—	1,495,837	1,496	—	369,590	—	—	—	371,086
Purchase of QuantumEnergy Net Assets	—	—	750,000	750	—	239,250	—	—	—	240,000
Warrants granted for financing commissions	—	—	—	—	—	282,001	—	—	—	282,001
Warrants granted for services	—	—	—	—	—	60,523	—	—	—	60,523
Detachable warrants granted with convertible debt	—	—	—	—	—	1,447,310	—	—	—	1,447,310
Amortization of deferred compensation	—	—	—	—	—	—	30,000	—	—	30,000
Comprehensive loss”	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(10,214,783)	(10,214,783)
Other comprehensive expense—	—	—	—	—	—	—	—	—	—	—
Currency translation adjustment	—	—	—	—	—	—	—	56,080	—	56,080
Total comprehensive loss	—	—	—	—	—	—	—	—	—	(10,158,703)
Balance, December 31, 2005	611,111	6,111	108,786,940	108,787	537,331	33,355,773	(45,000)	—	(37,844,761)	(3,881,759)
Beneficial Conversion and Warrants on Preferred Stock Dividend						3,184,642		—	(3,184,642)	—
Conversion of convertible notes	—	—	21,422,223	21,422	—	3,771,078	—	—	—	3,792,500
Issuance of common stock::
For services and to induce exercise of warrants	—	—	761,311	761	—	226,720	—	—	—	227,481
Exercise of warrants	—	—	17,731,387	17,731	—	3,404,683	—	—	—	3,422,414
Exercise of options	—	—	450,561	451	—	109,220	—	—	—	109,671
In lieu of payment of interest	—	—	206,630	207	—	68,766	—	—	—	68,973
Warrants granted to induce exercise of warrants	—	—	—	—	—	1,588,432	—	—	—	1,588,432
Warrants granted for services	—	—	—	—	—	70,000	—	—	—	70,000
Share-based employee compensation cost	—	—	—	—	—	1,123,755	45,000	—	—	1,168,755
Share-based non-employee compenstation cost	—	—	—	—	—	52,780	—	—	—	52,780
Net loss	—	—	—	—	—	—	—	—	(8,242,972)	(8,242,972)
Balance, December 31, 2006	611,111	$6,111	149,359,052	$149,359	$537,331	$46,955,850	$—	$—	$(49,272,375)	$(1,623,724)

The Notes to Consolidated Financial Statements are an integral part of these statements.

WORLDWATER & POWER CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note (1)   Liquidity and Capital Resources

At December 31, 2006, our current ratio was 2.87 compared to 0.63 at December 31, 2005. As of December 31, 2006, we had $10,553,807 of working capital compared to a working capital deficit of $1,282,316 as of December 31, 2005. Cash and cash equivalents were $5,801,852 as of December 31, 2006, as compared to $801,792 as of December 31, 2005.

The Company has historically financed operations and met capital expenditures requirements primarily through sales of capital stock and solar system equipment sales. Management plans to continue to raise funds through the sale of capital stock, and forecasts increased revenues.

We believe that our existing cash balance together with our other existing financial resources, including anticipated additional capital raises in 2007, and revenues from sales of our solar systems, will be sufficient to meet our operating and capital requirements beyond the first quarter of 2008. In light of our recent private placement of approximately $13.5 million worth of our convertible preferred stock in November 2006, we believe that we shall have the necessary financing to meet our operating and capital requirements, at a minimum, into 2008.

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

With significantly rising energy prices and related shortages, along with significant state and federal incentives, and utility company rebate programs, domestic markets have emerged as the Company’s highest priority. The Company is uniquely positioned to deliver a wide range of product and service offerings, from solar-powered equipment and installations, both fixed and mobile, to large-scale, turnkey solar energy and water system solutions, specializing in variable frequency drive (VFD) applications that deliver high customer value. The foundation and enabler for these offerings is WorldWater’s substantial technical expertise and proprietary solar technology, including its AquaMax™ System, AquaDrive™ Controller, AquaMeter™ Water Meter, and MobileMaxPure™.

Information with respect to the Company’s geographic segments for the years ended December 31, 2006 and 2005 is presented below:

	Revenue		Long-lived Assets
	2006	2005	2006	2005
United States	$17,141,808	$1,998,937	$195,808	$50,615
Philippines	—	32,543	—	—
Sri Lanka	191,873	—	—	—
Total	$17,333,681	$2,031,480	$195,808	$50,615

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

The Company’s wholly-owned inactive subsidiaries include:

WorldWater, Inc., a Delaware Corporation

WorldWater East Africa Ltd., a Tanzanian Corporation

WorldWater Pakistan (PVT.), LTD., a Pakistan Company

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Estimates are used for, but not limited to, depreciation, taxes, the guaranty liability for the value of Renewable Energy Credits, loses on uncompleted contracts and the value of shares issued. Although these estimates are based on management’s best knowledge of current events and actions that the company may undertake in the future, actual results may be different from the estimates.

Fair Value of Financial Instruments

The carrying value of accounts receivable, accounts payable, and accrued expenses approximate their respective fair values due to their short maturities. The fair value of the Company’s notes payable and debt are estimated based on the current rates offered to the Company for debt of the same remaining maturities and similar terms. See “Guarantor Agreements” below for disclosures regarding the fair value of the Company’s exposure for Renewable Energy Credits (“RECs”) which have been accrued on the Balance Sheet as of December 31, 2006 and 2005.

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with a high quality financial institution. With respect to accounts receivable as of

December 31, 2006, 76% of the receivables, including related party receivables, were from three commercial customers and 2% were rebates owed by state agencies administering clean energy initiatives generated from the sale of solar equipment installed in the United States. The Company does not require collateral or other security against accounts receivable; however, it maintains reserves for potential credit losses and such losses have historically been within management’s expectations. The Company had one major customer accounting for 45% of revenue for the year ended December 31, 2006, and 52% of receivables at December 31, 2006; and two customers accounting for 64% of revenue for the year ended December 31, 2005.

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

Renewable Energy Credit Guarantee (RECs)

Under the equipment sales contract for the 267,840 kW (DC) solar-driven irrigation and energy system built in 2004 and a 42.7 kW solar-pumping and energy system currently in construction, the Company has guaranteed the price of certain Renewable Energy Certificates (RECs) to be generated by the installation during the first seven years of operation. Based on current market indications, the Company estimates its guarantee obligation may result in a potential loss of $452,907 which is tied to the future market and trading value of RECs traded in California. Without the knowledge of the future value of these RECs, the Company recorded as reductions of Contract Revenue: estimated losses of $393,617 in the year ended December 31, 2005 and $0 in the year ended December 31, 2006. Adjustments to the estimated guarantee obligation will be recognized as an adjustment of revenue over the seven year term of the respective guarantee obligations.

Product Warranty

The Company provides for the estimated cost of product warranties at the time revenue is recognized. Since the Company has a limited operating history, adjustments in future periods may be required as its installations mature. The following table summarizes the activity regarding the Company’s warranty accrual:

Balance, December 31, 2004	$107,000
Accruals for warranties issued during 2005	6,863
Utilization of warranty reserve	(4,476)
Balance, December 31, 2005	$109,387
Accruals for warranties issued during 2006	272,086
Utilization of warranty reserve	(3,511)
Balance, December 31, 2006	$377,962

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

Advertising Costs

Advertising costs are expensed as incurred and were approximately $56,949 and $42,472 for the years ending December 31, 2006 and 2005, respectively.

Share-Based Compensation

On January 1, 2006, The Company adopted SFAS No. 123R, “Share-Based Payment,” which requires all companies to measure and recognize compensation expense at fair value for all stock-based payments to employees and directors. SFAS No. 123R is being applied on the modified prospective basis. Prior to the adoption of SFAS No. 123R, the Company accounted for its stock-based compensation plans for employees and directors under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, and accordingly, the Company recognized no compensation expense related to the stock-based plans for grants to employees or directors. Grants to consultants under the plans were recorded under SFAS No. 123.

Under the modified prospective approach, SFAS No. 123R applies to new grants of options and awards of stock as well as to grants of options that were outstanding on January 1, 2006 and that may subsequently be repurchased, cancelled or materially modified. Under the modified prospective approach, compensation cost recognized for the year ended December 31, 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested on, January 1, 2006, based on fair value as of the prior grant-date and estimated in accordance with the provisions of SFAS No. 123R. Prior periods were not required to be restated to reflect the impact of adopting the new standard.

SFAS No. 123R also requires companies to calculate an initial “pool” of excess tax benefits available at the adoption date to absorb any tax deficiencies that may be recognized under SFAS No. 123R. The pool includes the net excess tax benefits that would have been recognized if the Company had adopted SFAS No. 123 for recognition purposes on its effective date. The Company has elected to calculate the pool of excess tax benefits under the alternative transition method described in FASB Staff Position (“FSP”) No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards,” which also specifies the method to calculate excess tax benefits reported on the statement of cash flows. The Company is in a net operating loss position; therefore, no excess tax benefits from share-based payment arrangements have been recognized for the year ended December 31, 2006.

The pro-forma information presented in the following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” to stock-based employee compensation for the year ended December 31, 2005:

Year Ended December 31, 2006
Net loss:
As reported	$(11,427,614)
Less: stock-based employee compensation expense included in reported net loss	45,000
Impact of total stock-based compensation expense determined under fair-value-based method for all grants and awards	—
Pro-forma	$(11,382,614)
Net loss per share:
As reported	$(0.08)
Pro-forma	$(0.08)

The Company uses the Black-Scholes option-pricing model to estimate fair value of grants of stock options with the following weighted average assumptions:

	Year Ended December 31,
Assumptions for Option Grants	2006	2005
Risk-free interest rate	5%	4%
Volatility	34%	49%
Expected dividend yield	0%	0%
Expected life	10 years	10 years
Estimated forfeiture rate	1%	N/A

The Company calculates expected volatility for a share-based grant based on historic daily stock price observations of our common stock during the period immediately preceding the grant that is equal in length to the expected term of the grant. For estimating the expected term of share-based grants made in the year ended December 31, 2006, the Company has adopted the simplified method authorized in Staff Accounting Bulletin No. 107. SFAS No. 123R also requires that estimated forfeitures be included as a part of the estimate of expense as of the grant date. The Company has used historical data to estimate expected employee behaviors related to option exercises and forfeitures. Prior to our adoption of SFAS No. 123R, the Company reduced pro-forma share-based compensation expense, presented in the notes to its financial statements, for actual forfeitures as they occurred.

With respect to both grants of options and awards of restricted stock, the risk free rate of interest is based on the U.S. Treasury rates appropriate for the expected term of the grant or award.

The Company adopted Statement 123(R) on January 1, 2006. This statement applies to all awards granted after the date of adoption and to awards modified, repurchased, or cancelled after that date. The value of the unvested stock options at December 31, 2006 is approximately $240,720, of which $240,720 will be expensed in 2007 under General & Administrative Expense on the P&L.

Net Loss Per Common Share

Basic loss per share includes no dilution and is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. As presented, the Company’s basic and diluted loss per share attributable to common stockholders is based on the weighted average number of common shares outstanding during the period. The calculation of diluted net loss per common share for the years ended December 31, 2006 and 2005 does not include other potential common shares, including shares issuable upon exercise of options, warrants and conversion rights, since their effect would be antidilutive due to the Company’s losses. Below is a table of the potential issuable shares as of December 31, 2006 and 2005, respectively:

	As of December 31, 2006	As of December 31, 2005
Warrants	24,792,873	36,789,366
Debt conversion rights	2,910,360	24,332,581
Stock options	20,270,623	11,810,392
Stock Purchase Agreement Rights	1,542,000	—
Preferred stock conversion rights	51,462,759	611,111
Total	100,978,615	73,543,450

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will become effective for us beginning with the first quarter of 2008. We have not yet determined the impact of the adoption of SFAS No. 159 on our financial statements and footnote disclosures.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which is effective for the Company on January 1, 2008. The Statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The Statement codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The adoption of this Statement is not expected to have a material effect on the Company’s consolidated financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) Topic 1N (SAB No. 108), “Financial Statements—Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which is effective for calendar year companies as of December 31, 2006. SAB No. 108 provides guidance on how prior-year misstatements should be taken into consideration when quantifying misstatements in current-year financial statements for purposes of determining whether the financial statements are materially misstated. Under this guidance, companies should take into account both the effect of a misstatement on the current-year balance sheet as well as the impact upon the current-year income statement in assessing the materiality of a current-year misstatement. Once a current-year misstatement has been quantified, the guidance in SAB Topic 1M, “Financial Statements—Materiality,” (SAB No. 99) will be applied to determine whether the misstatement is material. The adoption of this Statement has not had a material effect on the Company’s consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109”. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company does not believe that its historical or expected tax reporting positions, which considered before application of the valuation allowance, will have a material impact on its consolidated financial statements. See Note 15, Income Taxes.

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

With the combined technologies of the Company and ENTECH, we believe our solar systems will be capable of generating and delivering electrical and thermal energy on site at prices competitive to retail prices without relying on government sponsored rebates. ENTECH’s patented concentrator technology allows for the installation of large solar “farms” with greatly reduced requirements for solar cell materials (silicon or multi-junction). Due to the advantages of ENTECH’s concentrator, a significantly lessor amount of silicon used in flat plate solar modules is required by current ENTECH modules to generate the same electrical power. Consequently, the ENTECH technology greatly lessens the impact of the silicon material shortage currently constricting flat plate solar panel supply. ENTECH concentrators utilize a two-axis tracker to follow the sun’s position throughout the day, maximizing energy production.

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

As a proposed subsidiary of the Company, ENTECH will maintain its identity, location, and business operations in both terrestrial and space solar energy. The Company anticipates that ENTECH will continue to perform its contract work for NASA, the U.S. Department of Defense, and other customers, as well as its internal R&D programs leading to improved future products.

To obtain the exclusive opportunity through December 31, 2006 to conduct due diligence the Company made a $500,000 non-refundable payment to ENTECH to be used for operating and working capital requirements of ENTECH. Additional due diligence fees of $290,769 were recorded on the balance sheet as of December 31, 2006, and along with the $500,000 payment to ENTECH, left a capitalized amount of $790,769 on the balance sheet asset at December 31, 2006, classified as deferred cost on proposed acquisition. Should the proposed acquisition not go forward in 2007, the capitalized amount would need to be expenses in that year.

As of March 30, 2007, the company is continuing to negotiate the acquisition of ENTECH.

Note (5)   Contracts

	As of December 31,
	2006	2005
Costs incurred on contracts	$14,411,406	$2,442,477
Estimated earnings, less foreseeable losses	2,705,383	(527,021)
	17,116,789	1,915,456
Billings to date	(14,717,607)	(1,480,273)
Net costs and estimate earnings/losses in excess of billings	$2,399,182	$435,183
These amounts are included in the accompanying consolidated balance sheets under the following captions:
Costs and estimated earnings/losses in excess of billings	$2,548,427	$466,985
Billings in excess of costs and estimated earnings/losses	(149,245)	(31,802)
	$2,399,182	$435,183

Note (6)   Equipment and Leasehold Improvements

Equipment and leasehold improvements consist of the following at December 31, 2006 and 2005:

	2006	2005
Office furniture and equipment	$130,551	$122,205
Vehicles	78,143	79,634
Computers	16,568	64,719
Test equipment and assembly fixtures	—	34,903
Leasehold improvements	5,453	7,171
	230,715	308,632
Less accumulated depreciation and amortization	(34,907)	(258,017)
Equipment and leasehold improvements, net	$195,808	$50,615

Depreciation expenses in 2006 and 2005 were $30,272 and $25,991 respectively.

Note (7)   Intangible Assets

Intangible assets are listed below as of December 31, 2006 and the associated amortization for the year ended December 31, 2006.

	As of December 31,
	2006	2005
Loan origination costs	$287,688	$661,634
Accumulated amortization	(287,688)	(373,946)
Loan origination costs, net	$—	$287,688
Non-compete agreement, customer list and trade name	$123,000	$123,000
Accumulated amortization	(56,333)	(13,333)
Non-compete agreement, net	$66,667	$109,667
Purchased customer contracts	$—	$98,500
Accumulated amortization	—	(98,500)
Purchased customer contracts, net	$—	$—

Amortization expenses for 2006 and 2005 were $330,688 and $455,288 respectively.

Note (8)   Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at December 31, 2006 and 2005:

	2006	2005
Accounts payable—contracts	$2,328,963	$854,397
Accounts payable—other	760,702	761,809
Accrued salaries	271,039	250,085
Accrued interest	268,501	226,446
Accrued warranty reserve	377,962	109,387
Accrued sales commission	190,140	56,991
Accrued payroll taxes and withholdings	—	13,127
Accrued sales & use taxes	302,000	—
Accrued project costs	143,890	—
Accrued project contingency	45,000	—
Preferred dividend payable	22,500	—
Accrued legal expenses	73,708	—
Other accrued expenses	78,472	16,365
Total	$4,862,877	$2,288,607

Note (9)   Securities Purchase Agreements

2004-Securities Purchase Agreement with SBI Brightline VIII LLC (“SBI Brightline SPA”)

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

•       A $3,250,000 principal amount 10% convertible note due July 21, 2008 (“July 21, 2008 Note”) for a purchase price of $3,000,000, which was convertible into 18,055,556 shares of the Company’s common stock at closing (see Long-Term Debt and Notes Payable Note) and was fully converted as of December 31, 2006; and

•       Warrants to purchase an aggregate of 9,027,778 shares of common stock of the Company at an exercise price of $.18 per share associated with the July 21, 2008 Note issuance.

In the fourth quarter of 2006, Camofi converted 250,000 shares at $0.18 per share, in full settlement of the outstanding debt due from the Company.

2006 Investment Agreement with EMCORE Corporation

Series D Convertible Preferred Stock

On November 30, 2006, the Company issued a press release announcing the entry into three agreements with EMCORE Corporation (“EMCORE”), involving EMCORE’s agreement to purchase up to 26.5% of WorldWater on a fully-diluted basis in exchange for $18 million. The three agreements entered into on November 29, 2006, are an Investment Agreement (the “Investment Agreement”), a Registration Rights Agreement (the “Registration Right Agreement”) and a Letter Agreement (the “Letter Agreement”, and together with the Investment Agreement and Registration Rights Agreement, the “Agreements”). The Boards of Directors of EMCORE and WorldWater each approved the Agreements.

Note (10)   Long-Term Debt and Notes Payable

Long-term debt (including convertible debt) and notes payable consist of the following uncollateralized loans outstanding at December 31, 2006 and 2005:

					Option
					to Pay
					Interest		Potential
					in either	Conversion	Number of	December 31, 2006		December 31, 2005
		Stated	Effective		Common	Price of	Shares Upon		Net		Net
Maturity	Loans	Interest	Interest	Interest	Stock	Common	Conversion @	Face	Amount	Face	Amount
Date	Holder	Rate	Rate	Period	or Cash	Stock	12/31/06	Amount	Outstanding	Amount	Outstanding
2006	Funds & Qualified individual investors	10%	19-30%	Semi-Annual	Yes	$0.15	—	$—	$—	$235,000	$218,522
2007	Funds & Qualified individual investors	10%	19-30%	Semi-Annual	Yes	$0.15	1,233,667	185,050	185,050	267,550	230,842
2008	Funds & Qualified individual investors	10%	19-30%	Majority Monthly	Yes	$0.15	1,333,333	200,000	200,000	3,675,000	2,823,287
On Demand	Qualified individuals	0% to 10%	0% to 15%	Majority Monthly & Semi-annually	No	N/A	N/A	30,347	30,347	3,000	3,000
On Demand	Qualified individual investors	10%	10%	Maturity	No	$0.40	132,500	53,000	53,000	53,000	53,000
Stated Maturity Date 1997	Qualified individual investors	8%	8%	Maturity	No	$0.40	125,000	50,000	50,000	50,000	50,000
Not Stated	Qualified individual investors	4.50%	4.50%	Not stated	N/A	$0.495	85,859	42,500	42,500	42,500	42,500
2010	Financial Institution	8%		Monthly principal & interest payments	No	N/A	N/A	38,456	38,456	107,475	107,475
						Total	2,910,359	$599,353	599,353	$4,433,525	3,528,626
							Less current portion		495,367		769,180
							Long-term portion		$103,986		$2,759,446

In July 2005, the Company entered into a $3,250,000 10% convertible note due July 21, 2008, for total proceeds of $3,000,000, which was convertible into 18,055,556 shares of the Company’s common stock. The note was convertible into the Company’s common stock at a price equal to the lesser of (i) the volume-weighted average stock price for the 10 trading days prior to conversion, and (ii) $0.18 per share; provided that the conversion price shall not exceed the closing price on the day prior to conversion. As of December 31, 2006, the note was fully converted.

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

In conjunction with the issuance of the convertible notes in July 2005, the Company recorded beneficial conversion expense of $3,072,973. The detachable warrants issued resulted in a discount of $1,447,308 to the notes. The fair value of the warrants was determined using the Black-Scholes option pricing model. The warrant discount of the notes was recorded as additional paid-in capital and is being amortized to interest expense over the term of the Convertible Notes. As of December 31, 2006 all notes were converted, resulting in the full amortization of the warrant discount in the amount of $300,616, recorded in the fourth quarter.

In conjunction with the issuance of the convertible notes in July 2005, the Company issued four-year warrants for the purchase of up to 9,611,112 shares of the Company’s common stock, at an average exercise price of $0.18 per share, which are exercisable at any time by the note holders.

On August 25, 2006, the Company entered into a Bridge Loan totaling $500,000. The note bears 10% interest, which, at the option of the Company, can be paid in cash or in shares of the common stock of the Company or a combination of both. The loan was repaid in the fourth quarter. In accordance with the terms of the loan agreement, the Company issued a five-year warrant for 500,000 shares with an exercise price of $0.22 per share.

The maturities of long-term debt (face amount) are:

2007	$360,897
2008	200,000
2009	—
2010	38,456
Total	$599,353

Note (11)   Related Party Transactions

Notes Payable

The Company had outstanding notes payable owed to directors, officers and employees of the Company as of December 31, 2006 and 2005 as follows:

	2006	2005
Directors	$3,000	$3,000
Officers and employees	—	32,748
Total	3,000	35,748
Less current maturities	(3,000)	(35,748)
Total long term note payable, related party	$—	$—

Notes payable to directors, officers and employees are due on demand and accrue interest at 10% per annum.

Other Related Party Transactions

The Company leased office and laboratory facilities from the Chairman of the Company. Lease payments to the Chairman were $18,000 and $36,000 in 2006 and 2005, respectively, plus utilities and maintenance. This lease was terminated as of June 30, 2006.

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

Series C Convertible Preferred Stock

The Company issued 750,000 shares of Series C 6% Convertible Preferred Stock at $1.00 per share. The Series C Convertible Preferred Stock proceeds were used to fund: (i) a $500,000 payment made to the ENTECH, Inc. (“ENTECH”) to secure a binding letter of intent allowing the Company the opportunity to conduct due diligence for the proposed acquisition of all of the common shares of ENTECH by the Company or an affiliate; and (ii) due diligence expenses directly incurred in connection with the proposed acquisition transaction.

The Series C Convertible Preferred Stock held by each subscriber is convertible on an all or none basis, into either: (i) common stock of the Company; or (ii) each holder’s proportionate share of a 6.5% interest in the entity formed for the purpose of purchasing the common shares of ENTECH. Each holder of the Series C Convertible Preferred Stock may elect to convert into his or her proportionate share of a 6.5% interest in the entity formed to purchase the common stock of ENTECH during the 120 day period following the closing of the ENTECH transaction or, alternatively, may convert into the common stock of the Company at any time prior to January 1, 2009. The conversion price to be used for conversions into common stock of the Company will be equal to the closing bid price of the common stock on December 31, 2006, equal to $0.39 per share of our common stock.

Dividends on the Series C Convertible Preferred Stock accrue at the annual rate of 6%, payable the first day of each month, except that during the period July 1, 2006 through June 30, 2007 dividends will be accrued but not paid. As of December 31, 2006, the Series C Convertible Preferred Stock had accrued and unpaid dividends in the aggregate amount of $22,500, which will be payable upon conversion.

Series D Convertible Preferred Stock

On November 30, 2006, the Company issued a press release announcing the entry into three agreements with EMCORE Corporation (“EMCORE”), involving EMCORE’s agreement to purchase up to 26.5% of WorldWater on a fully-diluted basis in exchange for $18 million. The three agreements entered into on November 29, 2006, are an Investment Agreement (the “Investment Agreement”), a Registration Rights Agreement (the “Registration Right Agreement”) and a Letter Agreement (the “Letter Agreement”, and together with the Investment Agreement and Registration Rights Agreement,

the “Agreements”). The Boards of Directors of EMCORE and WorldWater each approved the Agreements.

Pursuant to the Investment Agreement, EMCORE agreed to invest up to $18.0 million (the “Investment”) in return for (i) six million, five hundred and twenty-three thousand, eight hundred and ten (6,523,810) shares of Series D Convertible Preferred Stock of WorldWater, par value $0.01 per share (the “Series D Stock”) and (ii) six hundred and sixty-eight thousand, one hundred and thirty-nine (668,139) warrants to purchase six hundred and sixty-eight thousand, one hundred and thirty-nine (668,139) shares of Series D Stock (the “Warrants”). The Series D Stock and Warrants to be received by EMCORE are equivalent to an approximately thirty-one percent (31%) equity ownership in WorldWater, or approximately twenty-six and half percent (26.5%) on a fully diluted basis.

On November 29, 2006, EMCORE invested $13.5 million in the Company, representing the first tranche of its $18 million investment, in return for which WorldWater issued to EMCORE (i) four million, eight hundred and ninety two thousand, eight hundred and fifty seven (4,892,857) shares of Series D Convertible Preferred Stock and (ii) five hundred and five thousand and forty-four (505,044) warrants (the “Tranche A Warrants”) to purchase five hundred and five thousand and forty-four (505,044) shares of Series D Stock.

The investment of the remaining $4.5 million second tranche (the “Tranche B Closing”) will be consummated subject to the execution of a definitive strategic agreement between the Parties and certain other conditions set forth in the Investment Agreement. The Parties currently expect the execution of the definitive strategic agreement and the Tranche B Closing to occur before the end of the year. At the Tranche B Closing, WorldWater will issue to EMCORE (i) an additional one million, six hundred and thirty thousand, nine hundred and fifty-three (1,630,953) shares of Series D Convertible Preferred Stock and (ii) one hundred and sixty-three thousand and ninety-five (163,095) warrants to purchase one hundred and sixty-three thousand and ninety-five (163,095) shares of Series D Stock.

In the Investment Agreement, the Company and EMCORE made customary representations, warranties and covenants and the Company agreed to indemnify EMCORE against certain potential losses incurred in connection with its investment in the Company. Pursuant to the terms of the Investment Agreement, EMCORE has been granted the following rights, among others: (i) the right to participate pro-rata in future financings and equity issuances by the Company; (ii) certain rights to obtain information regarding the financial results, financial performance, business and operations of WorldWater; and (iii) the right to nominate and appoint two individuals to WorldWater’s Board of Directors.

The Series D Stock has the designations, preferences and rights set forth in the certificate of designation filed with the Secretary of State for the State of Delaware on November 29, 2006 (the “Certificate of Designation”). Pursuant to the Certificate of Designation, holders of Series D Stock have the following rights, among others: (i) the sole right and discretion to convert their shares of Series D Stock at any time and from time to time into such number of fully paid and non-assessable shares of common stock, par value $0.001, of WorldWater (the “Common Stock”) initially equal to such number of shares of Series D Stock multiplied by ten, subject to certain adjustments as more fully set forth in the Certificate of Designation including weighted average anti-dilution rights, (ii) the right to vote together with the holders of Common Stock as a single class on all matters submitted for a vote of holders of Common Stock, (iii) for so long as the beneficial ownership by the holders of Series D Stock (on a fully-diluted basis) does not fall below ten percent (10%) of the then outstanding shares of Common Stock, the exclusive right to elect two members of the Board of Directors of WorldWater, (iv) for so long as the beneficial ownership by the holders of Series D Stock (on a fully-diluted basis) is between five percent (5%) and ten percent (10%) of the then outstanding shares of Common Stock, the exclusive right to elect one member of the Board of Directors of WorldWater, (v) certain liquidation preferences as detailed in the Certificate of Designation and (vi) the right to receive dividends in an amount equal to the amount of dividends that such holder would have received had the holder converted its shares of Series D Stock into shares of Common Stock as of the date immediately prior to the record date for such dividend.

On November 29, 2006, the Company recorded a beneficial conversion on preferred stock dividends which needed to be recognized on the preferred shares of 48,928,570 and warrants of 505,044. After calculating the intrinsic value, in conjunction with utilizing the Black Scholes method, an adjustment of $3,184,642 was recorded as a preferred stock dividend.

Liquidation Preference

Upon liquidation, holders of the Series C and D Convertible Redeemable Preferred Stock will be entitled to the greater of (1) a per share amount equal to the original purchase price plus any dividends accrued but not paid and (2) the amount that the holder would receive in respect of a share of Series C and D, preferred if immediately prior to dissolution and liquidation, all shares of Series C and D Convertible Redeemable Preferred Stock were converted into shares of common stock. The liquidation preference of Series C and D is $772,500 and $13,500,000, respectively.

Note (13)   Common Stock Transactions

Common stock transactions during the twelve months ended December 31, 2006 consisted of the following:

		Price Per
	Shares	Share
Shares Issued and Outstanding December 31, 2005	108,786,940
Conversion of Convertible Loans totaling $3,792,500	21,422,223	$0.18
Warrants exercised	17,731,387	$0.19
Shares sold under Stock Purchase Agreements	—	$—
Shares issued in lieu of payment of cash for interest	206,630	$0.19
Stock options exercised	450,561	$0.19
Shares issued as compensation for public relations, business development and for the purchase of RECs	761,311	$0.19
Shares issued during the year ended December 31, 2006	40,571,582	$0.19
Shares issued and Outstanding December 31, 2006	149,359,052

Note (14)   Warrant Transactions

The Company accounts for transactions with non-employees, in which financing, goods or services are the consideration received for the issuance of equity warrant instruments under the fair value method. The fair value of the warrant was calculated using the Black-Scholes pricing model with the following assumptions: dividend yield of zero percent; expected volatility of 27%; risk free interest rate of 5% and an average term of 10 years. The relative fair value of the warrants resulted in non-cash expenses charges of $528,000 and $1,985,000 for the years ended December 31, 2006 and 2005. All warrants are exercisable.

Warrant transactions consisted of the following during the year ended December 31, 2006:

	Exercisable
	Warrants	Stock Price
Warrants Outstanding As of December 31, 2005	36,789,366	$0.15 to $0.50
Detachable warrants issued in conjunction with the issuance registered common stock shares	1,083,614	$0.35 to $0.39
Warrants issued in consideration for extensions of short-term loans by a Director and Shareholders	875,000	$0.18 to $0.22
Warrants granted on commissions as debt and equity financings	2,612,169	$0.25 to $0.32
Warrants for services	500,000	$0.41
Exercise of warrants (capital addition included in the Stock Transactions Note)	(16,620,276)	$0.15 to $0.30
Expiration of outstanding warrants	(447,000)
	(11,996,493)
Warrants Outstanding As of December 31, 2006	24,792,873	$0.15 to $0.50

Warrants outstanding expire as follows:

	Warrants	Strike
Year	Expiring	Price
2007	2,885,666	$0.15-0.50
2008	2,551,697	0.15-0.37
2009	15,236,650	0.15-0.41
2011	4,118,860	0.18-0.375
	24,792,873

Note (15)   Income Taxes

Income tax benefit for the years ended December 31, 2006 and 2005 were as follows:

	2006	2005
Federal:
Current	$—	$—
Deferred	—	—
	—	—
State:
Current	—	—
Deferred	—	—
Benefit from sale of net operating losses and research credits	—	(200,953)
	$—	$(200,953)

Income taxes computed using the federal statutory income tax rate differs from the Company’s effective tax rate primarily due to the following for the years ended December 31, 2006 and 2005:

	2006	2005
Income tax benefit at US federal statutory tax rate	$(2,802,600)	$(3,541,000)
State income taxes, net of federal tax effect	(211,200)	(426,800)
Permanent items	258,900	1,098,200
Change in deferred tax asset valuation allowance	2,754,900	2,869,600
Benefit from sale of New Jersey net operating losses and research credits	—	(200,953)
	$—	$(200,953)

As of December 31, 2006, the Company had Federal and state net operating loss carryforwards totaling approximately $32,055,800 and $17,189,500, respectively, available to reduce future taxable income and tax liabilities which expire at various dates between 2007 and 2026. In addition, as of December 31, 2006, the Company had federal research and development tax credit carryforwards of approximately $180,600 available to reduce future taxable income and tax liabilities which expire at various dates between 2026. Under provisions of the Internal Revenue Code, substantial changes in the Company’s ownership may limit the amount of net operating loss carryforwards and research and development credit carryforwards, which can be used in future years. The carryforwards will expire as follows:

Year	Net Operating Loss Carryforwards		Research and Development Tax Credits
Expiring	Federal	State	Federal	State
2007	$251,100	$—	$—	$—
2008	641,300	—	—	—
2009	887,900	—	19,600	—
2010	912,400	—	15,200	—
2011	981,200	4,759,500	15,400	—
2012	1,263,200	5,318,200	12,900	—
2013	1,337,700	7,111,800	20,400	—
2014	660,000	—	16,100	—
2015	1,687,500	—	17,700	—
2016	1,453,700	—	16,500	—
2017	1,688,400	—	8,100	—
2018	3,101,900	—	18,700	—
2019	4,759,500	—	20,000	—
2020	5,318,200	—	—	—
2021	7,111,800	—	—	—
	$32,055,800	$17,189,500	$180,600	$—

Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Management has considered the Company’s history of losses and, in accordance with the applicable accounting standards, has fully reserved the deferred tax asset. Deferred tax assets consist of the following at December 31, 2006 and 2005:

	2006	2005
Gross deferred tax assets
Net operating loss carryforwards	$12,327,100	$10,108,500
Warranty reserve	169,000	43,900
Accrued expenses and deferred compensation	534,000	122,800
	13,030,100	10,275,200
Gross deferred tax liabilities
Deferred tax valuation allowance	(13,030,100)	(10,275,200)
	$—	$—

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

Note (16)   Stock-Based Compensation Plans

Incentive Stock Option Plan

In 1999, the Board of Directors and stockholders approved the Company’s 1999 Incentive Stock Option Plan (the “1999 Plan”), which was amended in 2006 with the approval of the Board of Directors and stockholders to increase the amount of available shares under the plan to a maximum of 25,000,000 million shares. The 1999 Plan authorizes the issuance of incentive stock options and nonqualified stock options. The Compensation Committee determines the type, amount and terms, including vesting, of any award made under the incentive plan. Incentive stock options granted generally vest as follows: grants to officers—generally over a defined term up to three years; and grants to employees—over the succeeding twelve months and expire between three and ten years from the date of the grant. Nonqualified stock option grants to directors and consultants generally vest immediately upon grant and expire three years from the date of grant.

The following is a summary of stock option activity:

		Weighted- Average
	Shares	Exercise Price
Balance, December 31, 2004	10,015,325	$0.25
Granted	3,430,988	0.31
Cancelled	(205,539)	0.27
Exercised	(1,430,382)	0.23
Balance, December 31, 2005	11,810,392	$0.27
Granted	2,996,000	0.30
Cancelled	(997,600)	0.32
Exercised	(450,561)	0.24
Balance, December 31, 2006	13,358,231	$0.27
Options Exercisable, December 31, 2006	11,605,819	$0.26

Summarized information about stock options outstanding is as follows:

Range of Exercise Prices	Options Outstanding as of December 31, 2006	Average Remaining Contractual Life		Average Exercise Price	Options Exercisable as of December 31, 2006	Average Exercise Price of Exercisable Options
$0.02-0.15	3,365,173	5.0	yrs.	$0.14	3,365,173	$0.14
0.19-0.30	4,928,170	7.6		0.27	3,538,170	0.27
0.31-0.40	4,860,888	6.8		0.34	4,498,476	0.34
0.45-0.59	204,000	1.2		0.49	204,000	0.49
Total	13,358,231			$0.27	11,605,819	$0.26

The aggregate intrinsic value of options outstanding and exercisable at December 31, 2006 was $1,369,509.

Restricted Stock Agreement

In 2002, the Company granted 1,000,000 shares of restricted common stock for the benefit of its Chairman. Compensation expense for the grant was based on the market price ($0.15) for the common stock and is being amortized on a straight-line basis over the five year vesting period based on continuous service. The recipient has the right to vote all shares subject to the grant, whether or not the shares have vested. These shares were issued in January, 2007.

The balance of unearned compensation related to the restricted shares as of December 31, 2006 was $0. Compensation expense recognized in each of the years ended December 31, 2006 and 2005 was $45,000 and $30,000 respectively.

Note (17)   Employees’ Savings Plan

The Company established a 401(k) plan in 2000 for eligible employees. Under the provisions of the plan, eligible employees may voluntarily contribute a portion of their compensation up to the statutory limit. In addition, the Company can make a matching contribution at its discretion. As of December 31, 2006, the Company has not made any contributions to the plan.

Note (18)   Commitments and Guarantees

The Company’s commitments as of December 31, 2006, for the years 2007 through 2011 and thereafter are estimated below:

Amounts rounded in thousands	2007	2008	2009	2010	2011	Thereafter	Total
Long-tem debt maturities (face amount)	$360,897	$200,000	$—	$38,456	$—	$—	$599,353
Employment obligations	585,000	585,000	585,000	250,000	250,000	—	2,255,000
Renewable energy credit guarantee obligations	98,710	64,701	64,701	64,701	55,329	1,412	349,554
Operating lease payments	240,576	321,900	285,900	267,900	267,900	937,650	2,321,826
Repayment of grant	35,000	—	—	—	—	—	35,000
Total	$1,320,183	$1,171 ,501	$935,601	$621,057	$573,229	$939,062	$5,560,733

Operating Leases

The Company’s executive office, research and development facility is housed in a 13,270 square foot site located at 55 Route 31 South, Pennington, New Jersey 08534. This facility is leased under an operating lease expiring June 25, 2007. The Company has signed a new lease for 30,000 square feet on March 20, 2007. The facility is leased under an operating lease commencing July 1, 2007, and expiring June 30, 2015. The property is located at 200 Ludlow Drive, Ewing, New Jersey 08638.

In September 2005, the Company acquired Quantum Energy Group in Applegate, California which included the transfer of their five year lease expiring April 30, 2009, with two five-year options to extend the lease.

In July 2004, the Company opened a sales and technical support office in Foster City, California under a two-year lease expiring May 31, 2006, and which office was closed in June 2005

Employment Agreements

On December 18, 2006,  the Company entered into a five-year employment agreement with Mr. Kelly, effective January 1, 2007. Adjusted compensation under the agreement is $250,000 annual salary and $1,200 per month auto allowance. Mr. Kelly participates in the Company “fringe benefits” including health coverage and the maintenance of a whole life policy. The benefits continue if employment is terminated without cause or by reason of death or disability to Mr. Kelly or his estate for the remaining term of the agreement or a period of 24 months, whichever is longer. Effective January 19, 2007, Mr. Kelly was granted 5,000,000 stock options at an exercise price of $0.40, fair market value at the date of the grant. These shares will vest twenty percent (20%) per year, with the first twenty percent (20%) vesting immediately upon the grant of the options and the remaining options vesting twenty percent (20%) per year on the annual anniversary of the initial grant.

In July 2002, Mr. Kelly was granted 1,000,000 shares of restricted stock, all of which are vested as of December 31, 2006. Total other compensation expense recognized was $45,000 in December 31, 2006 and in 2005.

Included in accrued sales commissions as of December 31, 2006 is $58,622 owed to Mr. Kelly under a Management Services Fee Agreement expired on December 31, 2006, calling for a management services/sales incentive fee equal to one-half percent (0.5%) of the Company’s gross product revenues less any related product returns, rebates, allowances, freight charges, tariffs and sales taxes, not to exceed $250,000 per annum.

On July 10, 2006, the Company entered into an employment agreement with Mr. Larry L. Crawford, Executive Vice President and Chief Financial Officer with a term which expires July 9, 2009. Annual compensation under the agreement is $150,000 and included an initial grant of 600,000 stock options vesting over the term of the employment agreement. On March 8, 2007, the Company entered into a new three-year employment agreement with Mr. Crawford. The contract was effective January 1, 2007 and includes his appointment as Executive Vice President. Adjusted compensation under this contract is $175,000 annual salary and $750 monthly auto allowance.

On December 18, 2006, the Company entered into an employment agreement with Douglas L. Washington, Executive Vice President, Marketing, effective January 1, 2007 for a period of three year. Annual compensation under the agreement is $160,000 and includes an initial grant of 600,000 stock options vesting over the term of the employment agreement.

On May 24, 2004, the Company entered into an employment agreement with James S. Brown. Executive Vice President, Project Finance with a term which expired December 31, 2006. Annual compensation under the agreement is $150,000 and included an initial grant of 250,000 stock options vesting over the term of the employment agreement.

Note (19)   Contingencies

The Company is subject to various claims and suits from time to time in the ordinary course of its business. The Company is not aware of any pending or threatened litigation that could have a material adverse effect on the Company’s business, financial condition or results of operations.

Note (20)   Supplemental Disclosure of Cash Flow Information

	2006	2005
Cash paid during the year for interest	$80,957	$242,154

Note (21)   Subsequent Events

In the quarter ending March 31, 2007, the Company issued 377,116 shares of common stock as the result of warrants and stock options being exercised, loans being converted and the Company issuing common stock for services and in lieu of the payment of interest. The exercise of warrants and common stock options resulted in the infusion of $86,261 in new capital to the Company in the quarter.

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

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are generally effective for gathering, analyzing and disclosing the information that the Company is required to disclose in the reports filed under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Such evaluation did not identify any change in the year ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting; however, there are two areas of material weakness of concern.

In connection with its audit of, and in the issuance of its report on the Company’s financial statements for the year ended December 31, 2006, Amper, Politziner & Mattia, P.C. delivered a letter to the Audit Committee of our Board of Directors and the Company’s management that identifies certain items that it considers to be material weaknesses in the effectiveness of the Company’s internal controls pursuant to standards established by the Public Company Accounting Oversight Board. A “material weakness” is a significant deficiency (as defined in the Public Company Accounting Oversight Board’s Auditing Standard No. 2), or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness is lack of adequate controls within the accounting software used by the Company to properly handle the accounting functions of a public company.

The Company believes, as stated above, the limited number of projects completed in the year ended 2006, and the recruitment of its new CFO, the Company’s disclosure controls and procedures are generally effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports filed under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. The Company agrees with its independent auditors that its system of internal control and reporting controls should be improved in line with expected continued growth in commercial operations and intends to take the following implementation steps to improve its accounting functions. The impact of the above conditions were relevant to the fiscal year ended December 31, 2006 and did not affect the results of this period or any prior period.

Mitigation Steps Being Implemented By The Company

In March 2007, the Company engaged Microstrategies, Inc. to provide an improved IT, financial reporting, and ERP system to enhance efficiencies and financial and operating controls as it works to implement Sarbanes-Oxley requirements and procedures.

PART III.

ITEM 9.                DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth the names, ages and positions of the executive officers and directors of the Company as of December 31, 2006. Their respective backgrounds are described following the table:

NAME	AGE	POSITION WITH THE COMPANY
Quentin T. Kelly	72	Chairman, Chief Executive Officer
Dr. Frank W. Smith	48	Executive Vice President, Chief Operating Officer
Larry L. Crawford	58	Executive Vice President, Chief Financial Officer
Dr. Anand Rangarajan	57	Executive Vice President, Chief Technology Officer
Douglas L. Washington	59	Executive Vice President, Sales
James S. Brown	50	Executive Vice President, Project Finance
Joseph Cygler	71	Director
Dr. Hong Hou	42	Director
Reuben F. Richards, Jr.	51	Director
Lange Schermerhorn	65	Director
Dr. Davinder Sethi	59	Director
Harrison Wellford	66	Director

Quentin T. Kelly founded WorldWater, Inc. in 1984 as a consulting and R&D company and has been Chairman since then. Mr. Kelly also served as CEO from 1984 to January, 2006, and resumed his role as CEO in January 2007. Mr. Kelly was previously Director of Information Services and Assistant to the President of Westinghouse Electric Corporation from 1965 to 1971, and subsequently became President of Kelly-Jordan Enterprises, Inc., a leisure products company from 1971 to 1975, and then President of Pressurized Products, Inc., manufacturers and international marketers of specialized water systems and products, from 1976 to 1984. Mr. Kelly is an alumnus of Kenyon College and holds three U.S. patents relating to water systems. He has many years’ experience in business relating to water and power needs in the U.S. and the developing world. He has worked on water supply and solar power projects in the U.S. and with more than a dozen governments and private contractors throughout the world.

Dr. Frank W. Smith joined the Company as Chief Operating Officer in February 2007. He previously served as Vice President of Strategy and Business Development at EMCORE Corporation, where he identified target acquisitions, managed the due diligence process, and provided strategic direction for the company. Prior to this, he was an Operations Director at JDS Uniphase, where he managed several business units since 1999, before which he was a Program Manager at Lockheed Martin. He was also a Manager at MIT’s Lincoln Labs and has accumulated five patents under his name as well as having published nearly two dozen articles. Dr. Smith graduated with a B.S. in Engineering & Applied Science from Yale University and completed a Masters and Ph.D. in Electrical Engineering & Computer Science from MIT, with a minor in Business Administration from MIT’s Sloan School of Business.

Mr. Larry Crawford, Executive Vice President and Chief Financial Officer, joined the Company in July 2006. Previously, Mr. Crawford served as Chief Financial Officer and Executive Vice President of Escala Group, Inc. since 2001. Mr. Crawford served as Chief Financial Officer of Arzee Holdings, Inc. from 1996 to 2001 and as Vice President of Finance and Chief Financial Officer of Talon, Inc., a subsidiary of Coats Viyella plc from 1987 to 1996. Mr. Crawford is a certified public accountant and received his B.A. from Pennsylvania State University and his M.B.A. from the Lubin School of Business of Pace University.

Dr. Anand Rangarajan, Executive Vice President and Chief Technology Officer, has been employed by the Company since 1998. He is a solar and water pump specialist with over 20 years experience in all aspects of the solar electric business and has pioneered the development of several proprietary solar water pumping systems, products and markets. His systems have been installed in over 20 countries. He holds a Ph.D. in Engineering from the University of Wisconsin.

Douglas L. Washington, Executive Vice President, Marketing and International Operations, has been employed by the Company since 2004. He has worked at Johnson & Johnson, where he served as Worldwide Director of New Business Development, Consumer Sector, and Director of Business Development, Advanced Materials Company, developing business opportunities with a variety of governmental, educational and other research institutions in the United States and in countries in Asia, Africa and elsewhere. He attended the University of Texas, and has had professional training at the Kellogg School of Business and the Wharton School of Business, and has been a private consultant, specializing in biotechnology and consumer water programs.

James S. Brown, Executive Vice President, Project Finance, joined the Company in May 2004. Mr. Brown has extensive financial experience in the energy industry. From August 2002 until May 2003, Mr. Brown served as an independent financial consultant. From October 1999 until August 2002, he was Director of Structured Finance, Americas, for Energy Wholesale Operations in Houston, Texas. Prior to that, Mr. Brown served as a Project Finance Director for El Paso Energy International. Mr. Brown has also held executive finance positions with Westmoreland Energy Inc. and AMVEST Corporation. Mr. Brown graduated from Georgetown University with a degree in Accounting and holds an MBA from Texas A&M University.

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

Dr. Hong Hou has been a director of the Company since January 2007. Dr. Hou is also a member of the Board of Directors of EMCORE where he has served in a variety of leadership roles since 1998. He currently is President, Chief Operating Officer of EMCORE Corp. He co-started EMCORE’s Photovoltaics Division, and subsequently managed the Fiber Optics Division. He was Executive Vice President of Business Development and Product Strategy before becoming Vice President and General Manager of EMCORE’s Ortel Division. From 1995 to 1998 he was a Principal Member of the Technical Staff at Sandia National Laboratories, a Department of Energy weapon research lab managed by Lockheed Martin. Prior to that, he served with AT&T Bell Laboratories, engaging in research on high-speed optoelectronic devices. He holds a Ph.D. in electrical engineering from the University of California at San Diego. He has published over 150 journal articles and holds seven U.S. patents.

Reuben F. Richards, Jr. has been a director of the Company since January 2007. Mr. Richards, who joined EMCORE Corporation in October 1995 as its President and Chief Operating Officer, became Chief Executive Officer in December 1996. Mr. Richards has been a director of EMCORE since May 1995. From December 1993 to December 1995, he has been a member and President of Jesup & Lamont Merchant Partners. From 1991—1993, Mr. Richards was a principal with Hauser, Richards & Co., a firm engaged in corporate restructuring and management turnarounds. From 1986—1991, Mr. Richards was a Director at Prudential-Bache Capital Funding in its Investment Banking Division. Mr. Richards has served  on the Boards of the University of New Mexico School of Engineering, Sandia National Laboratories External Review Panel and Board of GELcore, EMCORE’s joint venture with General Electric.

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

Dr. Davinder Sethi has served as a Director since 2000. He has been an independent advisor in the fields of information technology and finance. He has served as Chairman and Chief Executive Officer of iPing, Inc., and was a Director and Senior Advisor to Barclays de Zoete Wedd. In addition, Dr. Sethi spent seven years at Bell Laboratories in operations research and communications network planning and seven years in corporate finance at AT&T. Dr. Sethi holds a Ph.D. and M.S. in Operations Research, Economics and Statistics from the University of California, Berkeley, and is a graduate of the Executive Management Program at Penn State.

W. Harrison Wellford, Esq. became a Director of the Company in January 2007 and has served as the Company’s legal counsel for energy matters. He is a recently retired partner from the firm of Latham & Watkins, LLP, where he practiced in the areas of energy, mergers and acquisitions, and project finance law. Mr. Wellford is active in the management and financing of renewable energy and energy efficiency technology companies. He currently serves as either a board member or advisor to several companies in the energy field. Mr. Wellford served as the Executive Associate Director of the President’s Office of Management and Budget from 1977 to 1981. He also has held several senior management positions in Presidential transitions since 1976. In the 1980’s Mr. Wellford was a leading advocate for the creation of the competitive power industry and a founder of the largest trade association for independent power companies. Mr. Wellford earned his B.A. from Davidson College, his M.A. from Cambridge University, his Ph.D. in Government from Harvard University and his J.D. from Georgetown University.

MEETING ATTENDANCE

The business of the Company is managed under the direction of the Board. The Board meets during the Company’s fiscal year to review significant developments affecting the Company and to act on matters requiring Board approval. The Board held nine meetings and acted by unanimous written consent numerous times during the fiscal year ended December 31, 2006. All of the Directors attended the meetings held during the year.

COMMITTEES OF THE BOARD OF DIRECTORS

The Board of Directors has a standing Audit Committee and a standing Compensation Committee. The Audit Committee and Compensation Committee met following the end of each of the fiscal quarters in 2006 and 2005.

Mr. Cygler, Dr. Sethi, and Ms. Schermerhorn comprise the Audit Committee. The Audit Committee operates under a formal written charter. The Audit Committee makes recommendations concerning the engagement of independent public accountants, reviews with the independent accountants the results of the audit engagement, approves professional services provided by the accountants including the scope of non-audit services, if any, and reviews the adequacy of the Company’s internal accounting controls.

Mr. Cygler, Dr. Sethi, and Ms. Schermerhorn comprise the Compensation Committee. The Compensation Committee makes recommendations to the Board regarding the executive and employee compensation programs of our company. Committee  makes  recommendations  to  the  Board  regarding  the executive  and  employee  compensation  programs  of  our  company.

ITEM 10.         EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth information with respect to the compensation paid by the Company to its chairman and to each other executive officer of the Company who received at least $100,000 in salary and bonus during 2006 and 2005. The “Named Executive Officers” are:

Name & Principal		Salary	Bonus	Stock Awards	Option Awards		Non-Equity Incentive Plan	Nonqualified Deferred Compensation	All Other		Total
Position	Year	($)	($)	($)	($)		Compensation ($)	Earnings ($)	Compensation ($)		($)
Quentin T. Kelly	2005	170,000	—	—	37,200	(2)	—	—	58,000	(1)	265,200
Chairman & CEO	2006	160,000	50,000	—	—		—	—	58,000	(1)	268,000
Larry Crawford	2005	—	—	—	—		—	—	—		—
EVP, CFO	2006	71,423	11,093	—	102,000	(3)	—	—	—		184,516
Dr. Anand Rangarajan	2005	121,250	7,230	—	—		—	—	9,000	(5)	137,480
EVP, CTO	2006	123,738	17,748	—	—		—	—	9,000	(5)	150,486
James S. Brown	2005	150,000	—	—	—		—	—	—		150,000
EVP, Project Finance	2006	131,625	16,269	—	—		—	—	—		147,894
James S. Farrin	2005	—	—	—	—		—	—	—		—
Former CEO	2006	80,045	73,950	—	223,915	(4)	—	—	—		377,910

(1)                Represents the premium paid for a life insurance policy, the beneficiary of which is Mr. Kelly’s wife ($46,000) plus use of the Company vehicle ($12,000).

(2)                120,000 options granted 12/31/2005 at exercise price at date of grant; options vest over one-year.  FASB 123R expense for 2005 and 2006 was $0 and $37,200, respectively.

(3)                600,000 options granted 7/10/2006 in connection with employment contract; options were granted at the market price at date of grant. No options vested during the year ended December 31, 2006. 100,000 options vested on 1/10/2007; the remainder vest monthly through 7/10/2009. FASB 123R expense for 2006 was $0.00.

(4)                1,000,000 options were granted 1/23/2006 in connection with employment contract. 200,000 options vested at contract execution with the remainder vesting in twelve monthly installments through 1/23/2007. FASB 123R expense for 2006 was $208,987.

(5)                Represents $9,000 for Company provided vehicle.

Outstanding Equity Awards at 2006 Fiscal Year-End

Option Awards							Stock Awards
Name	Number of Securities Underlying Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options(#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Quentin T. Kelly	37,975	—	—	0.15	5/31/2007	—	—	—	—
	120,000	—	—	0.34	5/31/2008	—	—	—	—
	1,250,000	—	—	0.15	12/31/2011	—	—	—	—
	60,000	—	—	0.34	12/31/2011	—	—	—	—
	60,000	—	—	0.15	12/31/2012	—	—	—	—
	30,000	—	—	0.15	6/30/2014	—	—	—	—
	30,000	—	—	0.15	9/30/2013	—	—	—	—
	60,000	—	—	0.15	12/31/2012	—	—	—	—
	30,000	—	—	0.15	6/30/2014	—	—	—	—
	30,000	—	—	0.28	12/30/2014	—	—	—	—
	120,000	—	—	0.28	12/31/2014	—	—	—	—
	120,000	—	—	0.31	12/31/2015	—	—	—	—
James S. Farrin	933,333	66,667	—	0.38		66,667	667	—	—
Larry L. Crawford	—	600,000	—	0.27	7/19/2016	600,000	72,000	—	—
Dr. Anand Rangarajan	96,000	—	—	0.34	5/31/2008	—		—	—
	100,000	—	—	0.15	12/31/2011	—		—	—
	48,000	—	—	0.15	12/31/2012	—		—	—
	24,000	—	—	0.15	6/30/2014	—		—	—
	24,000	—	—	0.15	9/30/2013	—		—	—
	48,000	—	—	0.15	12/31/2012	—		—	—
	24,000	—	—	0.15	6/30/2014	—		—	—
	750,000	250,000	—	0.25	12/31/2014	250,000	27,500	—	—
James S. Brown	250,000	—	—	0.38	6/30/2014	—		—	—
	696,430	250,000		0.28	12/31/2014	250,000	27,500	—	—

Compensation of Directors

Outside directors are entitled to receive options to purchase 50,000 shares of the Company’s common stock for each year of service on the Board of Directors. Members of the standing committees of the Board of Directors are compensated on a quarterly basis for their participation in meetings of the respective committees.

Director Compensation -2006

Name	Fees Earned or Paid in Cash	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferrred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)		(e)	(f)	(g)	(h)
All Non-Employee Board Members
Joe Cygler	$12,000	—	$6,000	(1)	—	—	—	$18,000
Joe Cygler	—	—	8,000	(2)	—	—	—	8,000
Lange Schermerhorn	8,000	—	6,000	(1)	—	—	—	14,000
Lange Schermerhorn	—	—	8,000	(2)	—	—	—	8,000
Davindar Sethi	12,000	—	6,000	(1)	—	—	—	18,000
Davindar Sethi	—	—	8,000	(2)	—	—	—	8,000
Total	$32,000	—	$42,000		—	—	—	$74,000

(1)              50,000 share option grant for services, at a price of $.26 per share was issued on June 14, 2006. The Black Scholes method was utilized to determine the Company expense.

(2)              50,000 share option grant for services, at a price of $.22 per share was issued on September 8, 2006. The Black Scholes method was utilized to determine the Company expense.

Employment Contracts

On December 18, 2006,  the Company entered into a five-year employment agreement with Mr. Kelly, effective January 1, 2007. Adjusted compensation under the agreement is $250,000 annual salary and $1,200 per month auto allowance. Mr. Kelly participates in the Company “fringe benefits” including health coverage and the maintenance of a whole life policy. The benefits continue if employment is terminated without cause or by reason of death or disability to Mr. Kelly or his estate for the remaining term of the agreement or a period of 24 months, whichever is longer. Effective January 19, 2007, Mr. Kelly was granted 5,000,000 stock options at an exercise price of $0.40, fair market value at the date of the grant. These shares will vest twenty percent (20%) per year, with the first twenty percent (20%) vesting immediately upon the grant of the options and the remaining options vesting twenty percent (20%) per year on the annual anniversary of the initial grant.

In July 2002, Mr. Kelly was granted 1,000,000 shares of restricted stock, all of which were vested as of December 31, 2006. Total other compensation expense recognized was $45,000 in December 31, 2006 and in 2005.

Included in accrued sales commissions as of December 31, 2006 is $58,622 owed to Mr. Kelly under a Management Services Fee Agreement expired on December 31, 2005, calling for a management services/sales incentive fee equal to one-half percent (0.5%) of the Company’s gross product revenues less any related product returns, rebates, allowances, freight charges, tariffs and sales taxes, not to exceed $250,000 per annum.

On July 10, 2006, the Company entered into an employment agreement with Mr. Larry L. Crawford, Executive Vice President and Chief Financial Officer with a term which expires July 9, 2009. Annual compensation under the agreement is $150,000 and included an initial grant of 600,000 stock options vesting over the term of the employment agreement.

Effective December 18, 2006, the Company entered into an employment agreement with Douglas L. Washington, Executive Vice President, Marketing, effective January 1, 2007 for a period of three year. Annual compensation under the agreement is $160,000 and includes an initial grant of 600,000 stock options vesting over the term of the employment agreement.

On May 24, 2004, the Company entered into an employment agreement with James S. Brown, Executive Vice President, Project Finance with a term which expired December 31, 2006. Annual compensation under the agreement is $150,000 and included an initial grant of 250,000 stock options vesting over the term of the employment agreement.

As of December 31, 2006, the Company has unpaid salaries of $235,760, including $51,450 owed Mr. Kelly (see above), which has been deferred by officers (current and former) and are included in accrued expenses.

ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number and percentage of the shares of the registrant’s Common stock owned as of December 31, 2006 by all persons known to the registrant who own more than 5% of the outstanding number of such shares, by all directors of the registrant, and by all officers and directors of the registrant as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

	Number of Shares
	Beneficially		Percent
Name and Address of Beneficial Owner(1)	Owned(1)		of Class
CAMOFI Master LDC	9,431,900	(2)	6%
C/O Centrecourt Asset Management
30 Third Avenue, 14th Floor
New York, NY 10022
EMCORE Corporation	53,909,009	(3)	26.7%
145 Belmont Drive
Somerset, New Jersey 08873
Quentin T. Kelly *	5,164,975	(4)	3.4%
James S. Farrin *	1,250,000	(5)	0.8%
Dr. Anand Rangarajan *	1,114,000	(6)	0.7%
Larry L. Crawford *	600,000	(7)	0.4%
James S. Brown *	1,000,000	(8)	0.7%
Joseph Cygler *	934,300	(9)	0.6%
Dr. Davinder Sethi *	670,100	(10)	0.4%
Lange Schermerhorn *	300,000	(11)	0.2%
All Directors and Officers as a group (8 persons)	11,033,275		6.8%

*                    All officers and directors may be contacted at the Company’s address: WorldWater & Power Corp., Pennington Business Park, 55 Route 31 South, Pennington, New Jersey 08534

       (1)   For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of December 31, 2006. For purposes of computing the percentage of outstanding shares of common stock held by each person or group of persons named above, any security which such person or persons has or have the right to acquire within such a date is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except community property laws, the Company believes, based on information supplied by such persons, that the persons named in this table have sole voting and investment power with respect to all shares of common stock which they beneficially own.

       (2)   This amount includes 6,250,000 shares issuable upon the exercise of warrants and 3,181,900 shares of Common Stock owned as of December 31, 2006.

       (3)   This amount includes preferred stock convertible into 48,928,571 shares of common stock and warrants to purchase  5,050,438  shares of common stock as of December 31, 2006, representing the securities obtained under the first of two tranches contemplated under the terms of an Investment Agreement, dated November 29, 2006, between the Company and EMCORE Corporation.

       (4)   This amount includes 606,060 shares owned by Mrs. Quentin T. Kelly, CFK Limited Partnership and QTK Limited Partnership which were formed for the benefit of Mr. Kelly’s children, and options and warrants to purchase 1,974,975 shares as of December 31, 2006.

       (5)   This amount includes options and warrants to purchase 1,250,000 shares as of December 31, 2006.

       (6)   This amount represents options to purchase 1,114,000 shares as of December 31, 2006.

       (7)   This amount represents options to purchase 600,000 shares as of December 31, 2006.

       (8)   This amount includes 53,570 shares of common stock and options to purchase 946,430 shares as of December 31, 2006.

       (9)   This amount represents 280,000 shares of common stock and options to purchase 654,300 shares as of December 31, 2006.

(10)   This amount represents 662,600 options and 7,500 warrants to purchase common stock as of December 31, 2006.

(11)   This amount represents options to purchase 300,000 shares as of December 31, 2006.

For additional information regarding equity compensation, see Financial Statements note 16.

ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company had outstanding notes payable owed to directors, officers and employees of the Company as of December 31, 2006 and 2005 as follows:

	2006	2005
Directors	$3,000	$3,000
Officers and employees	—	32,748
Total	3,000	35,748
Less current maturities	(3,000)	(35,748)
Total long term note payable, related party	$—	$—

Notes payable to directors, officers and employees are due on demand and accrue interest at 10% per annum.

Other Related Party Transactions

The Company leases office and laboratory facilities from the Chairman of the Company. Lease payments to the Chairman were $18,000 and $36,000 in 2006 and 2005, respectively, plus utilities and maintenance; see Commitments note.

Included in accrued sales commissions as of December 31, 2006 is $58,622 owed the Chairman under a management services fee agreement which expired December 31, 2006 calling for a management services/sales incentive fee equal to one-half percent (0.5%) of the Company’s gross product revenues less any related product returns, rebates, allowances, freight charges, tariffs and sales taxes, not to exceed $250,000 per annum.

PART IV

ITEM 13.         EXHIBITS

(a)          Exhibits:

Exhibit Number	Description
2.1

Plan of Merger of WorldWater, a Nevada corporation with and into WorldWater, a Delaware corporation, filed with the State of Delaware April 30, 2001. Incorporated by reference to Exhibit 2.1 to the Company’s Form SB-2 filed with the Securities and Exchange Commission on January 3, 2003 (File No.333-102348).

2.2

State of Nevada Articles of Merger, filed with the State of Nevada May 9, 2001. Incorporated by reference to Exhibit 2.2 to the Company’s Form SB-2 filed with the Securities and Exchange Commission on January 3, 2003 (File No. 333-102348).

2.3

Certificate of Merger of Domestic Corporation and Foreign Corporation filed with State of Delaware April 30, 2001. Incorporated by reference to Exhibit 2.3 to the Company’s Form SB-2 filed with the Securities and Exchange Commission on January 3, 2003 (File No. 333-102348).

3.1

Certificate of Incorporation. Incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 dated July 23, 2001 filed with the Securities and Exchange Commission on August 1, 2001 (File No. 333-66484).

3.2

Certificate of Amendment of Certificate of Incorporation. Incorporated by reference to Exhibit 3.2 to the Company’s Form SB-2 filed with the Securities and Exchange Commission on January 3, 2003 (File No. 333-102348).

3.3

Amended and Restated By-laws of WorldWater Incorporated by reference to Exhibit 4.2 to the Company’s Form S-8 dated July 23, 2001 filed with the Securities and Exchange Commission on August 1, 2001 (File No. 333-66484).

3.4

Certificate of Amendment of Certificate of Incorporation dated July 7, 2005. Incorporated by reference to Exhibit 3.4 to the Company’s Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2006 (File No. 00016936).

3.5	Certificate of Amendment of Certificate of Incorporation dated October 11, 2006.
4.1

Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock dated November 29, 2006. Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 5, 2006 (File No. 000-16936).

10.1

Securities Purchase Agreement between WorldWater Corp. and SBI Brightline VIII LLC dated April 1, 2004. Incorporated by reference to Exhibit 10.1 to the Company’s Form SB-2filed with the Securities and Exchange Commission on July 30, 2004 (File No. 333-115561).

10.2

Term Credit Agreement dated March 29, 2004 by and among WorldWater Corp., Hong Kong League Central Credit Union; HIT Credit Union and SBI Advisors, LLC. Incorporated by reference to Exhibit 10.2 to the Company’s Form SB-2 filed with the Securities and Exchange Commission on July 30, 2004 (File No. 333-115561).

10.3	Stock Purchase Warrant dated March 29, 2004. Incorporated by reference to Exhibit 10.3 to Company’s Form SB-2 filed with the Securities and Exchange Commission on July 30, 2004 (File No. 333-115561).
10.4

Registration Rights Agreement by and between WorldWater and SBI Advisors, LLC dated as of March 29, 2004 Incorporated by reference to Exhibit 10.4 to the Company’s Form SB-2 filed with the Securities and Exchange Commission on July 30, 2004 (File No. 333-115561).

10.5

Forms of Warrant Purchase Agreements between WorldWater and certain Selling Stockholders. Incorporated by reference to Exhibit 10.5 to the Company’s Form SB-2 filed with the Securities and Exchange Commission on February 11, 2005 (File No. 333-122756).

10.6

Form of Registration Rights Agreement between WorldWater and certain Selling Stockholders. Incorporated by reference to Exhibit 10.6 to the Company’s Form SB-2 filed with the Securities and Exchange Commission on February 11, 2005 (File No. 333-122756).

10.7

Restricted Stock Agreement for Quentin T. Kelly dated July 1, 2002. Incorporated by reference to Exhibit 10.12 to the Company’s Form SB-2 filed with the Securities and Exchange Commission on January 3, 2003 (File No. 333-102348).

10.8	Quentin T. Kelly Employment Agreement dated effective as of January 1, 2007.
10.9	Douglas Washington Employment Agreement dated effective as of January 1, 2007.
10.10	Larry Crawford Employment Agreement dated effective as of January 1, 2007.
10.11

James S. Brown Employment Agreement dated May 24, 2004. Incorporated by reference to Exhibit 10.10 to the Company’s Form SB-2 filed with the Securities and Exchange Commission on February 11, 2005 (File No. 333-122756).

10.12

Securities Purchase Agreement dated as of July 21, 2005 between WorldWater & Power Corp., a Delaware corporation as the Company and Camofi Master LDC, its successors and assigns as Purchaser. Incorporated by reference to 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 28, 2005 (File No. 000-16936).

10.13

Registration Rights Agreement dated as of July 21, 2005 between WorldWater & Power Corp., a Delaware corporation and CAMOFI Master LDC as Purchaser. Incorporated by reference to 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 28, 2005 (File No. 000-16936).

10.14

Common Stock Purchase Warrant dated July 21, 2005 issued to CAMOFI Master LDC as Holder for 9,027,778 shares of common stock of WorldWater & Power Corp. at the exercise price of $0.18 per share and terminating on July 21, 2009. Incorporated by reference to 10.5 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 28, 2005 (File No. 000-16936).

10.15

Common Stock Purchase Warrant dated July 21, 2005 issued to CAMOFI Master LDC as Holder for 1,277,778 shares of common stock of WorldWater & Power Corp. at the exercise price of $0.22 per share and terminating on July 21, 2009. Incorporated by reference to 10.6 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 28, 2005 (File No. 000-16936).

10.16

Common Stock Purchase Warrant dated July 25, 2005 issued to The Water Fund, LP for 416,667 shares of common stock of WorldWater & Power Corp. at the exercise price of $0.22 per share and terminating on August 15, 2009. Incorporated by reference to 10.17 to the Company’s Form SB-2 filed with the Securities and Exchange Commission on October 21, 2005 (File No. 33-0123045).

10.17

Common Stock Purchase Warrant dated July 25, 2005 issued to The Water Fund, LP for 416,667 shares of common stock of WorldWater & Power Corp. at the exercise price of $0.22 per share and terminating on August 15, 2009. Incorporated by reference to 10.18 to the Company’s Form SB-2 filed with the Securities and Exchange Commission on October 21, 2005 (File No. 33-0123045).

10.18

Investment Agreement dated as of November 29, 2006 between WorldWater & Power Corp., a Delaware corporation as the Company and Emcore Corporation. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 5, 2006 (File No. 000-16936).

10.19

Registration Rights Agreement dated as of November 29, 2006 between WorldWater & Power Corp., a Delaware corporation and Emcore Corporation. Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 5, 2006 (File No. 000-16936).

10.20

Letter Agreement dated as of November 29, 2006 between WorldWater & Power Corp., a Delaware corporation and Emcore Corporation. Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 5, 2006 (File No. 000-16936).

10.21

Series D Convertible Preferred Stock Purchase Warrant dated November 29, 2006 issued to Emcore Corporation for 505,044 shares of Series D Convertible Preferred Stock of WorldWater & Power Corp. at the exercise price of $3.17 per share and terminating on November 29, 2016. Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 5, 2006 (File No. 000-16936).

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

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s Board of Directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of Amper, Politziner & Mattia, P.C. as the Company’s independent accountants, the Board of Directors considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Amper, Politziner & Mattia, P.C. in 2006 were approved by the Audit Committee of the Board of Directors.

AUDIT FEES

The aggregate fees billed to us by the independent auditors, Amper, Politziner &  Mattia P.C., for professional services rendered in connection with our Quarterly Reports on Form 10-QSB and for the audits of our financial statements included in this Annual Report on Form 10-KSB for the years ended December 31, 2006 and 2005 were $110,000 and $87,500, respectively.

AUDIT RELATED FEES

The aggregate fees billed to us by Amper, Politziner & Mattia, P.C. for assurance and related services that are reasonably related to the performance of the audit and review of our financial statements that are not already reported in the paragraph immediately above totaled approximately $64,700 and $22,500 for the years ended December 31, 2006 and 2005, respectively. The 2006 costs are primarily related to services provided in connection with the audits and due diligence target in 2006 of Entech Corporation.

TAX FEES

There were no tax fees billed by our independent auditors during 2006 and 2005.

ALL OTHER FEES

There were no other fees billed by our independent auditors during the last two fiscal years for products and or services.

Signatures

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WorldWater & Power Corp. (Registrant)
By:	/s/ QUENTIN T. KELLY	Date:	April 9, 2007
Quentin T. Kelly, Chairman / Chief Executive Officer
By:	/s/ LARRY L. CRAWFORD		April 9, 2007
Larry L. Crawford Executive Vice President/ ChiefFinancial Officer

INTENTIONALLY LEFT BLANK

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-KSB has been signed by the following persons in the capacities and as of the dates indicated:

Signature	Title	Date
/s/ QUENTIN T. KELLY	Chairman. Chief Executive Officer	April 9, 2007
Quentin T. Kelly
/s/ LARRY L. CRAWFORD	Executive Vice President, Chief Financial	April 9, 2007
Larry L. Crawford	Officer
/s/ JOSEPH CYGLER	Director	April 9, 2007
Joseph Cygler
/s/ Dr. HONG HOU	Director	April 9, 2007
Dr. Hong Hou
/s/ Dr. DAVINDER SETHI	Director	April 9, 2007
Dr. Davinder Sethi
	Director	April 9, 2007
Reuben F. Richards, Jr.
/s/ LANGE SCHERMERHORN	Director	April 9, 2007
Lange Schermerhorn
	Director	April 9, 2007
Harrison Wellford

EXHIBIT INDEX

3.5	Certificate of Amendment of Certificate of Incorporation dated October 11, 2006.
10.8	Quentin T. Kelly Employment Agreement dated effective as of January 1, 2007.
10.9	Douglas Washington Employment Agreement dated effective as of January 1, 2007.
10.10	Larry Crawford Employment Agreement dated effective as of January 1, 2007.
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*