Form 10QSB
period 2007-03-31
WORLDWATER & POWER CORP
filed 2007-05-10
CIK 811271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

OR

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

Commission file number: 000-16936

WorldWater & Solar Technologies Corp.

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

As of May 7, 2007, the Registrant had outstanding 165,373,540 shares of Common Stock, $0.001 par value outstanding.

Transitional Small Business Disclosure Format (check one)   Yes ☐  No ☒

WORLDWATER  & SOLAR TECHNOLOGIES CORP.
TABLE OF CONTENTS

WORLDWATER & SOLAR TECHNOLOGIES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2007 AND DECEMBER  31, 2006

(UNAUDITED)

	March 31, 2007	December 31, 2006
	(Unaudited)	*
Assets
Current Assets:
Cash and cash equivalents	$2,997,487	$5,770,595
Restricted cash and cash equivalents	—	31,257
Accounts receivable, net of allowance for doubtful accounts of $29,257 as of March 31, 2007 and December 31, 2006	3,543,691	5,288,241
Accounts receivable, other	22,500	22,500
Inventory	1,749,578	748,470
Costs and estimated earnings/losses in excess of billings	3,044,819	2,548,427
Prepaid expenses and deposits	927,413	1,763,293
Advances to employees	39,525	33,676
Total Current Assets	12,325,013	16,206,459

Equipment and Leasehold Improvements, Net	240,085	195,808

Intangible And Other Assets
Deferred costs on proposed acquisition	911,442	790,769
Other intangible assets, net	56,667	66,667
Deposits	133,709	8,443
Total Assets	$13,666,916	$17,268,146

Liabilities and Stockholders’ Deficiency

Current Liabilities:
Accounts payable and accrued expenses	$2,944,252	$4,862,877
Long-term debt and notes payable, current portion	304,469	495,367
Customer deposits	6,453	43,453
Renewable Energy Credit guarantee liability, current portion	85,982	98,710
Billings in excess of costs and estimated earnings/losses	93,200	149,245
Notes payable, related parties	—	3,000
Total Current Liabilities	3,434,356	5,652,652

Long-term debt and notes payable	100,168	103,986
Renewable Energy Credit guarantee liability, net of current portion	250,844	250,844
Total Liabilities	3,785,368	6,007,482

Convertible Redeemable Preferred Stock
Series C convertible redeemable preferred stock	750,000	750,000
Series D convertible redeemable preferred stock	12,134,388	12,134,388
Total Convertible Redeemable Preferred Stock	12,884,388	12,884,388

Stockholders’ Deficiency:
Preferred Stock 7% Convertible $.01 par value authorized 10,000,000; issued and outstanding:	—	—
Series B 611,111 shares liquidation preference $550,000 as of March 31, 2007 and December 31, 2006	6,111	6,111
Common Stock, $.001 par value; authorized 275,000,000; 152,043,300 issued and outstanding at March 31, 2007 and 149,359,052 issued and outstanding at December 31, 2006	152,043	149,359
Additional paid-in capital	48,252,693	47,493,182
Accumulated deficit	(51,413,687)	(49,272,375)
Total Stockholders’ Deficiency	(3,002,840)	(1,623,724)
Total Liabilities and Stockholders’ Deficiency	$13,666,916	$17,268,146

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

* Derived from audited financial statements.

WORLDWATER & SOLAR TECHNOLOGIES CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE QUARTERS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

	2007	2006
Revenues:
Contract	$949,277	$1,898,177
Grant	—	58,772
Total	949,277	1,956,949

Cost of Revenues:
Contract	749,886	1,796,235
Grant	—	29,800
Total	749,886	1,826,035

Gross Profit (Loss):
Contract	199,391	101,942
Grant	—	28,972
Total	199,391	130,914

Operating Expenses:
Marketing, general and administrative expenses	2,299,622	1,950,564
Research and development expense	47,478	88,733
Total Expenses	2,347,100	2,039,297
Loss from Operations	(2,147,709)	(1,908,383)

Other (Expense) Income
Debt sourcing fees and commissions	—	(158,310)
Warrant exercise inducement fees	—	(991,608)
Interest expense, net	(28,911)	(520,858)
Interest Income	46,558	3,561
Total Other (Expense) Income, Net	17,647	(1,667,215)
Net Loss	$(2,130,062)	$(3,575,598)

Accretion of preferred stock dividends	(11,250)	—
Net Loss Attributable to Common Shareholders	(2,141,312)	(3,575,598)

Basic and diluted net loss per common share	$(0.01)	$(0.03)

Weighted Average Common Shares Outstanding used in Per Share Calculation	151,311,763	120,447,445

The Notes to the Condensed Financial Statements are an integral part of these statements.

WORLDWATER & SOLAR TECHNOLOGIES CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE QUARTERS ENDED MARCH 31, 2007 AND 2006

(UNAUDITED)

	2007	2006

Cash Flows from Operating Activities:
Net loss	$(2,141,312)	$(3,575,598)
Adjustments to reconcile net loss to net cash used in operating activities:
Beneficial Conversion feature of convertible notes	—	991,607
Stock based employee compensation cost	195,809	347,579
Amortization of interest expense	—	420,012
Amortization of intangibles and loan origination costs	10,000	168,310
Issuance of stock for service	132,000	137,000
Issuance of options and warrants for services	60,000	88,137
Amortization of deferred compensation	—	7,500
Issuance of stock in lieu of interest	25,736	6,917
Depreciation and amortization	10,799	4,537

Changes in assets and liabilities:
Accounts receivable	1,744,549	(578,851)
Accounts receivable -related parties	—	32,426
Inventory	(1,001,108)	159,115
Costs and estimated earnings/losses in excess of billings	(496,392)	(644,783)
Prepaid expenses and deposits	710,615	(15,426)
Advances to employees	(5,849)	(2,600)

Accounts payable and other accrued expenses	(1,953,625)	591,119
Accrued losses on construction in progress	—	(140,690)
Billings in excess of costs and estimated earnings/losses	(56,045)	7,022
Renewable energy credits guarantee liability	(12,728)	(25,520)
Customer deposits	(2,000)	380,805
Net Cash (Used in) Operating Activities	(2,779,551)	(1,641,382)

Cash Flows from Investing Activities:
Purchase of equipment and leasehold improvements	(55,074)	(33,149)
Deferred costs on proposed acquisition	(120,675)	—
Net Cash (Used in) Investing Activities	(175,749)	(33,149)

Cash Flows from Financing Activities:
Proceeds from issuance of debt, notes payable and warrants	—	26,205
Proceeds from exercise of warrants and stock options	163,601	1,735,295
Increase in Restricted Cash and Restricted Cash Equivalents	31,257	—
Payments on long-term debt	(12,666)	(23,746)
Net Cash Provided by Financing Activities	182,192	1,737,754

Net Increase (Decrease) in cash and cash equivalents	(2,773,108)	63,223

Cash and cash equivalents, Beginning of Period	5,770,595	798,649

Cash and cash equivalents, End of Period	$2,997,487	$861,872

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

WORLDWATER & SOLAR TECHNOLOGIES CORP.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

FOR THE QUARTER ENDED MARCH 31, 2007

(UNAUDITED)

					Additional	Additional
					Paid-In	Paid-In
	Preferred Stock		Common Stock		Capital	Capital	Accumulated
	Shares	Par Value	Shares	Par Value	(Preferred)	(Common)	Deficit	Total

Balance, December 31, 2006	611,111	$6,111	149,359,052	$149,359	$537,331	$46,955,850	$(49,272,375)	$(1,623,724)

Conversion of convertible notes	—	—	1,233,666	1,234	—	183,816	—	185,050

Issuance of common stock:
For services	—	—	600,000	600	—	131,400	—	132,000
Exercise of warrants	—	—	44,666	45	—	8,888	—	8,933
Exercise of options	—	—	726,450	726	—	153,942	—	154,668
In lieu of payment of interest	—	—	79,466	79	—	25,657	—	25,736

Warrants granted for services	—	—	—	—	—	60,000	—	60,000

Share-based employee compensation cost	—	—	—	—	—	195,809	—	195,809

Net loss	—	—	—	—	—	—	(2,141,312)	(2,141,312)
Balance, March 31, 2007	611,111	$6,111	152,043,300	$152,043	$537,331	$47,715,362	$(51,413,687)	$(3,002,840)

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WORLDWATER & SOLAR TECHNOLOGIES CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note (1)   Liquidity and Capital Resources

At March 31, 2007, our current ratio was 3.59 compared to 2.87 at December 31, 2006. As of March 31, 2007, we had $8,890,657 of working capital compared to working capital of $10,553,807 as of December 31, 2006. Cash and cash equivalents were $2,997,487 as of March 31, 2007, as compared to $5,801,852 as of December 31, 2006.

The Company has historically financed operations and met capital expenditures requirements primarily through sales of capital stock and solar system equipment sales. Management plans to continue to raise funds through the sale of capital stock, and forecasts increased revenues.

We believe that our existing cash balance together with our other existing financial resources, including anticipated additional capital raises in 2007, and revenues from sales of our solar systems, will be sufficient to meet our operating and capital requirements beyond the first quarter of 2008. In light of our recent private placements of approximately $13.5 million of our convertible preferred stock in November 2006 and $5.0 million worth of common stock in April 2007, we believe that we shall have the necessary financing to meet our operating and capital requirements, at a minimum, into 2008.

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

The investment of the remaining $4.5 million second tranche (the “Tranche B Closing”) will be consummated subject to the execution of a definitive strategic agreement between the Parties and certain other conditions set forth in the Investment Agreement. The Parties currently expect the execution of the definitive strategic agreement and the Tranche B Closing to occur before the end of 2007. At the Tranche B Closing, WorldWater will issue to EMCORE (i) Series D Redeemable Preferred shares convertible into 11,250,000 shares of Common Stock and Warrants to purchase Redeemable Preferred Shares convertible into 1,812,500 shares of Common Stock.

Note (2)   Nature of the Business

Effective May 2, 2007 the Company announced that the Board of Directors has approved a change in its corporate name to WorldWater & Solar Technologies Corp. The stock symbol WWAT.OB remains the same.

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

Information with respect to the Company’s geographic segments for the quarters ended March 31, 2007 and December 31, 2006 is presented below:

	Revenue		Long-lived Assets
	2007	2006	2007	2006
United States	$949,277	$1,898,177	$240,085	$195,808
Sri Lanka	—	58,772	—	—
Total	$949,277	$1,956,949	$240,085	$195,808

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

Fair Value of Financial Instruments

The carrying value of accounts receivable, accounts payable, and accrued expenses approximate their respective fair values due to their short maturities. The fair value of the Company’s notes payable and debt are estimated based on the current rates offered to the Company for debt of the same remaining maturities and similar terms. See “Guarantor Agreements” below for disclosures regarding the fair value of the Company’s exposure for Renewable Energy Credits (“RECs”) which have been accrued on the Balance Sheet as of March 31, 2007 and December 31, 2006.

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with a high quality financial institution. With respect to accounts receivable as of March 31, 2007, 78% of the receivables, including related party receivables, was from one commercial customer generated from the sale of solar equipment installed in the United States. The Company does not require collateral or other security against accounts receivable; however, it maintains reserves for potential credit losses and such losses have historically been within management’s expectations. The Company had two major customers accounting for 39% of revenue for the quarter ended March 31, 2007, and 0 % of receivables at March 31, 2007; and one customer accounting for 45% of revenue for the year ended December 31, 2006.

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

Renewable Energy Credit Guarantee (RECs)

Under the equipment sales contract for the 267,840 kW (DC) solar-driven irrigation and energy system built in 2004 and a 42.7 kW solar-pumping and energy system currently in construction, the Company has guaranteed the price of certain Renewable Energy Certificates (RECs) to be generated by the installation during the first seven years of operation. Based on current market indications, the Company estimates its guarantee obligation may result in a potential loss of $452,907 which is tied to the future market and trading value of RECs traded in California. Without the knowledge of the future value of these RECs, the Company recorded as reductions of Contract Revenue: estimated losses of $393,617 in the year ended December 31, 2005 and $0 in the year ended December 31, 2006, and $0 in the quarter ended March 31, 2007. Adjustments to the estimated guarantee obligation will be recognized as an adjustment of revenue over the seven year term of the respective guarantee obligations.  Total accrued obligation for RECs was $336,826 at March 31, 2007 and $349,554 at December 31, 2006.

Product Warranty

The Company provides for the estimated cost of product warranties at the time revenue is recognized. Since the Company has a limited operating history, adjustments in future periods may be required as its installations mature. The following table summarizes the activity regarding the Company’s warranty accrual:

Balance, December 31, 2006	$377,962
Accruals for warranties issued during 2007	14,268
Utilization of warranty reserve	(15,033)
Balance, March 31, 2007	$377,197

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

Deferral of Acquisition Costs

Deferred acquisition costs should be reviewed by category of business at the end of each accounting period and, where circumstances which have justified the deferral of such costs no longer apply or are considered doubtful, the costs to the extent to which they are considered to be irrecoverable, should be written off immediately.

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of its customers were to deteriorate, such that their ability to make payments was impaired, additional allowances could be required.

Accounting for Income Taxes

Deferred tax assets and liabilities are determined based on the temporary differences between the financial reporting and the tax basis of assets and liabilities, applying enacted statutory tax rates in effect for the year in which the differences are expected to reverse. Future tax benefits, such as net operating loss carry forwards, are recognized to the extent that realization of these benefits is considered more likely than not.

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

Advertising Costs

Advertising costs are expensed as incurred and were approximately $19,245 and $35,926 for the quarters ending March 31, 2007 and 2006, respectively.

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

Under the modified prospective approach, SFAS No. 123R applies to new grants of options and awards of stock as well as to grants of options that were outstanding on January 1, 2006 and that may subsequently be repurchased, cancelled or materially modified. Under the modified prospective approach, compensation cost recognized for the quarter ended March 31, 2007 includes compensation cost for all share-based payments granted prior to, but not yet vested on, January 1, 2006, based on fair value as of the prior grant-date and estimated in accordance with the provisions of SFAS No. 123R. Prior periods were not required to be restated to reflect the impact of adopting the new standard.

SFAS No. 123R also requires companies to calculate an initial “pool” of excess tax benefits available at the adoption date to absorb any tax deficiencies that may be recognized under SFAS No. 123R. The pool includes the net excess tax benefits that would have been recognized if the Company had adopted SFAS No. 123 for recognition purposes on its effective date. The Company has elected to calculate the pool of excess tax benefits under the alternative transition method described in FASB Staff Position (“FSP”) No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards,” which also specifies the method to calculate excess tax benefits reported on the statement of cash flows. The Company is in a net operating loss position; therefore, no excess tax benefits from share-based payment arrangements have been recognized for the quarter ended March 31, 2007.

The Company uses the Black-Scholes option-pricing model to estimate fair value of grants of stock options with the following weighted average assumptions:

	Quarters Ended March 31
Assumptions for Option Grants	2007	2006
Risk-free interest rate	5%	4%
Volatility	42%	35%
Expected dividend yield	0%	0%
Expected life	10 years	10 years
Estimated forfeiture rate	1%	1%

The Company calculates expected volatility for a share-based grant based on historic daily stock price observations of our common stock during the period immediately preceding the grant that is equal in length to the expected term of the grant. For estimating the expected term of share-based grants made in the quarter ended March 31, 2007, the Company has adopted the simplified method authorized in Staff Accounting Bulletin No. 107. SFAS No. 123R also requires that estimated forfeitures be included as a part of the estimate of expense as of the grant date. The Company has used historical data to estimate expected employee behaviors related to option exercises and forfeitures.

With respect to both grants of options and awards of restricted stock, the risk free rate of interest is based on the U.S. Treasury rates appropriate for the expected term of the grant or award.

The Company adopted Statement 123(R) on January 1, 2006. This statement applies to all awards granted after the date of adoption and to awards modified, repurchased, or cancelled after that date. The value of the unvested stock options at March 31, 2007 is approximately $1,691,132, of which $495,132 will be expensed over the remaining nine months in 2007, with the remaining $1,196,000 expensed in 2008 and after, all under General & Administrative Expense on the Consolidated Statements of  Operations.

A summary of option activity as of March 31, 2007 and changes during the three months ended is presented below.

		Weighted-
		Average
	Shares	Exercise Price
Balance, December 31, 2006	13,358,231	$0.27
Granted	6,450,000	0.40
Exercised	(726,450)	0.15
Forfeited or expired	(392,000)	0.32
Balance, March 31, 2007	18,689,781	0.31
Options Exercisable, March 31, 2007	12,308,910	0.30

Net Loss Per Common Share

Basic loss per share includes no dilution and is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. As presented, the Company’s basic and diluted loss per share attributable to common stockholders is based on the weighted average number of common shares outstanding during the period. The calculation of diluted net loss per common share for the quarters ended March 31, 2007 and 2006 does not include other potential common shares, including shares issuable upon exercise of options, warrants and conversion rights, since their effect would be antidilutive due to the Company’s losses. Below is a table of the potential issuable shares as of March 31, 2007 and 2006, respectively:

As of March 31, 2007
Warrants	24,698,207
Debt conversion rights	1,676,692
Stock options	18,689,781
Stock Purchase Agreement Rights	1,511,946
Preferred stock conversion rights	51,462,759
Total	98,039,385

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109”. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company does not believe that its historical or expected tax reporting positions, which considered before application of the valuation allowance, will have a material impact on its consolidated financial statements.  As of January 1, 2007, the Interpretation was implemented with no material impact recognized.

Reclassifications

Certain prior year balances have been reclassified to conform to current year presentation.

Note (4)   Proposed Acquisition

In June, 2006, the Company announced that it has entered into a Letter of Intent (LOI) with ENTECH, resulted in. of Keller, TX (‘ENTECH’), to acquire all the outstanding stock of ENTECH upon completion of the necessary due diligence and after obtaining appropriate financing. ENTECH, a private company formed in 1983, is a developer and manufacturer of advanced concentrating solar photovoltaic and thermal technologies for terrestrial and space power applications. ENTECH has developed concentrator solar power systems, supplied solar power for space missions for NASA, and installed ground-based concentrating solar systems in North America.

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

To obtain the exclusive opportunity through December 31, 2006 to conduct due diligence the Company made a $500,000 non-refundable payment to ENTECH to be used for operating and working capital requirements of ENTECH. Additional due diligence fees of $411,442 were recorded on the balance sheet through March  31, 2007, and along with the $500,000 payment to ENTECH, resulted in a capitalized amount of $911,442 on the balance sheet asset at March 31, 2007, classified as deferred cost on proposed acquisition. Should the proposed acquisition not go forward in 2007, the capitalized amount would need to be immediately expensed in that year.

As of May 10, 2007, the company is continuing to negotiate the acquisition of ENTECH.

Note (5)   Equipment and Leasehold Improvements

Equipment and leasehold improvements consist of the following at March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006
Office furniture and equipment	$130,551	$130,551
Vehicles	128,565	78,143
Computers	21,220	16,568
Leasehold improvements	5,453	5,453
	285,789	230,715
Less accumulated depreciation and amortization	(45,704)	(34,907)
Equipment and leasehold improvements, net	$240,085	$195,808

Depreciation expense for the quarter ended March 31, 2007 was $10,798.

Note (6)   Intangible Assets

Intangible assets are listed below and associated accumulated amortization as of March 31, 2007 and December 31, 2006.

	March 31, 2007	December 31, 2006
Loan origination costs	$—	$287,688
Accumulated amortization	—	(287,688)
Loan origination costs, net	$—	$—

Non-compete agreement, customer list and trade name	$123,000	$123,000
Accumulated amortization	(66,333)	(56,333)
Non-compete agreement, net	$56,667	$66,667

Amortization expense for the quarter ended March 31, 2007 was $10,000.

Note (7)   Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006
Accounts payable—contracts	$1,274,106	$2,328,963
Accounts payable—other	373,685	760,702
Accrued salaries	164,649	271,039
Accrued interest	247,771	268,501
Accrued warranty reserve	377,197	377,962
Accrued sales commission	144,515	190,140
Accrued payroll taxes and withholdings	—	—
Accrued sales & use taxes	244,699	302,000
Accrued project costs	69,380	143,890
Accrued project contingency	—	45,000
Preferred dividend payable	33,750	22,500
Accrued legal expenses	—	73,708
Other accrued expenses	14,500	78,472
Total	$2,944,252	$4,862,877

             Note (8)   Long-Term Debt and Notes Payable

Long-term debt (including convertible debt) and notes payable, excluding related party transactions (see Related Party Transaction note below), consist of the following uncollateralized loans outstanding at March 31, 2007 and December 31, 2006:

					Option
					to Pay		Potential
					Interest		Number of
					in either	Conversion	Shares	December 31, 2006		March 31, 2007
		Stated	Effective		Common	Price of	Upon		Net		Net
Maturity	Holders	Interest	Interest	Interest	Stock	Common	Conversion	Face	Amount	Face	Amount
Date	of Loans	Rate	Rate	Period	or Cash	Stock	@ 3/31/07	Amount	Outstanding	Amount	Outstanding
2007	Funds & Qualified Individual Investors	10%	19-30%	Semi-Annual	Yes	$0.150	—	185,050	185,050	—	—
2008	Funds & Qualified Individual Investors	10%	19-30%	Majority Monthly	Yes	$0.15	1,333,333	200,000	200,000	200,000	200,000
On Demand	Qualified Individuals	0% to 10%	0% to 15%	Majority Monthly & Semi-Annual	No	N/A	N/A	30,347	30,347	23,529	23,529
On Demand	Qualified Individual Investors	10%	10%	Maturity	No	$0.400	132,500	53,000	53,000	53,000	53,000
Stated Maturity Date 1997	Qualified Individual Investor	8%	8%	Maturity	No	$0.400	125,000	50,000	50,000	50,000	50,000
Not Stated	Qualified Individual Investors	Not stated— imputed at 4.5%	4.50%	Not stated	N/A	$0.495	85,859	42,500	42,500	42,500	42,500
2010	Financial Institution	8%		Monthly principal & interest payments	No	N/A	N/A	38,456	38,456	35,608	35,608
						Total	1,676,692	$599,353	$599,353	$404,637	$404,637
							Less current portion		495,367		304,469
							Long-term portion		$103,986		$100,168

The maturities of long-term debt (face amount) as of March 31, 2007 are:

2007	$169,029
2008	200,000
2009	—
2010	35,608
Total	$404,637

Note (9)   Related Party Transactions

Notes Payable

The Company had outstanding notes payable owed to directors, officers and employees of the Company as of March 31, 2007 and December 31, 2006 as follows:

	March 31, 2007	December 31, 2006
Directors	$—	$3,000
Officers and employees	—	—
Total	—	3,000
Less current maturities	—	(3,000)
Total long term note payable, related party	$—	$—

Included in accrued sales commissions as of March 31, 2007 and December 31, 2006 is $58,622 owed the Chairman under a management services fee agreement which expired December 31, 2006 calling for a management services/sales incentive fee equal to one-half percent (0.5%) of the Company’s gross product revenues less any related product returns, rebates, allowances, freight charges, tariffs and sales taxes, not to exceed $250,000 per annum.

Note (10)   Convertible Preferred Stock

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

Dividends on the Series C Convertible Preferred Stock accrue at the annual rate of 6%, payable the first day of each month, except that during the period July 1, 2006 through June 30, 2007 dividends will be accrued but not paid. As of March 31, 2007, the Series C Convertible Preferred Stock had accrued and unpaid dividends in the aggregate amount of $33,750, which will be payable upon conversion.

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

The investment of the remaining $4.5 million second tranche (the “Tranche B Closing”) will be consummated subject to the execution of a definitive strategic agreement between the Parties and certain other conditions set forth in the Investment Agreement. The Parties currently expect the execution of the definitive strategic agreement and the Tranche B Closing to occur before the end of 2007. At the Tranche B Closing, WorldWater will issue to EMCORE (i) Series D Redeemable Preferred shares convertible into 11,250,000 shares of Common Stock and Warrants to purchase Redeemable Preferred Shares convertible into 1,812,500 shares of Common Stock.

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

Liquidation Preference

Upon liquidation, holders of the Series C and D Convertible Redeemable Preferred Stock will be entitled to the greater of (1) a per share amount equal to the original purchase price plus any dividends accrued but not paid and (2) the amount that the holder would receive in respect of a shares of Series C and D, preferred if immediately prior to dissolution and liquidation, all shares of Series C and D Convertible Redeemable Preferred Stock were converted into shares of common stock. The liquidation preference of Series C and D is $783,750 and $13,500,000, respectively.

Note (11)   Common Stock Transactions

Common stock transactions during the quarter ended March 31, 2007 consisted of the following:

		Price Per
	Shares	Share
Shares Issued and Outstanding December 31, 2006	149,359,052
Conversion of Convertible Notes	1,233,666	$0.15
Warrants exercised	44,666	0.20
Shares issued in lieu of payment of cash for interest	79,466	0.15
Stock options exercised	726,450	0.15
Shares issued as compensation for financial advisory and business development services	600,000	0.22
Shares issued during the quarter ended March 31, 2007	2,684,248	0.17
Shares issued and Outstanding March 31, 2007	152,043,300

Note (12)   Warrant Transactions

The Company accounts for transactions with non-employees, in which financing, goods or services are the consideration received for the issuance of equity warrant instruments under the fair value method. The fair value of warrants issued is calculated using the Black-Scholes pricing model.  There were no new warrants issued in the first quarter of 2007.  All warrants are exercisable.

In the quarter ended March 31, 2007, the Company raised $9,000 through the exercise of 44,666 warrants at an average price of $.20 per share.

Warrant transactions consisted of the following during the quarter ended March 31, 2007:

	Exercisable
	Warrants	Stock Price
Warrants Outstanding As of December 31, 2006	24,792,873	$0.15-0.50

Exercise of Warrants	(44,666)	0.20
Warrants Expired	(50,000)	0.25
Warrants Outstanding As of March 31, 2007	24,698,207	$0.15-0.50

Warrants outstanding expire as follows:

	Warrants	Strike
Year	Expiring	Price
2007	2,791,000	$0.15-0.50
2008	2,551,697	0.15-0.37
2009	15,236,650	0.15-0.41
2010	—	—
2011	4,118,860	0.18-0.38
	24,698,207	0.15-0.50

Note (13)   Commitments and Guarantees

The Company’s commitments and guarantees as of March 31, 2007, for the remainder of 2007 and the years 2008 through 2010 and thereafter are estimated below:

Amounts rounded in thousands	2007	2008	2009	2010	2011	Thereafter	Total
Long-tem debt maturities (face amount)	$169,029	$200,000	$—	$35,608	$—	$—	$404,637
Employment obligations	438,750	585,000	585,000	250,000	250,000	—	2,108,750
Renewable energy credit guarantee obligations	85,982	64,701	64,701	64,701	55,329	1,412	336,826
Operating lease payments	200,763	321,900	285,900	267,900	267,900	937,650	2,282,013
Total	$894,524	$1,171,601	$935,601	$618,209	$573,229	$939,062	$5,132,226

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

Employment Agreements

On December 18, 2006, the Company entered into a five-year employment agreement with Mr. Quentin Kelly, CEO, effective January 1, 2007. Adjusted compensation under the agreement is $250,000 annual salary and $1,200 per month auto allowance. Mr. Kelly participates in the Company “fringe benefits” including health coverage and the maintenance of a whole life policy. The benefits continue if employment is terminated without cause or by reason of death or disability to Mr. Kelly or his estate for the remaining term of the agreement or a period of 24 months, whichever is longer. Bonus and participation in the Stock Option Plan are based upon the discretion of the Compensation Committee of the Board of Directors. Effective January 19, 2007, Mr. Kelly was granted 5,000,000 stock options at an exercise price of $0.40, fair market value at the date of the grant. These shares will vest twenty percent (20%) per year, with the first twenty percent (20%) vesting immediately upon the grant of the options and the remaining options vesting twenty percent (20%) per year on the annual anniversary of the initial grant.

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

On December 18, 2006, the Company entered into an employment agreement with Douglas L. Washington, Executive Vice President, Marketing, effective January 1, 2007 for a period of three years. Annual compensation under the agreement is $160,000 and includes an initial grant of 600,000 stock options vesting over the term of the employment agreement.

Note (14)   Contingencies

The Company is subject to various claims and suits from time to time in the ordinary course of its business. The Company is not aware of any pending or threatened litigation that could have a material adverse effect on the Company’s business, financial condition or results of operations.

Note (15)   Supplemental Disclosure of Cash Flow Information

	Quarter Ended March 31, 2007	Quarter Ended March 31, 2006
Cash paid for interest	$19,515	$60,197

Note (16)   Subsequent Event

On May 2, 2007 the Company announced that the Board of Directors has approved a change in its corporate name to WorldWater & Solar Technologies Corp. The stock symbol WWAT.OB remains the same.

On April 17, it was announced that as previously reported in the Company’s form 8-K filed on December 5, 2006, under the terms of an Investment Agreement, dated November 29, 2006, between EMCORE Corporation, a New Jersey corporation (“EMCORE”), and the Company, EMCORE invested $13.5 million in the Company, representing Tranche A of an $18 million investment. EMCORE and the Company have agreed that following the execution of an amendment to the Investment Agreement, EMCORE will complete the $4.5 million Tranche B funding at $0.40 per share and EMCORE will be entitled to 25% warrant coverage at $0.40 a share. The Parties currently expect the execution of the definitive strategic agreement and the Tranche B Closing to occur before the end of 2007. At the Tranche B Closing, WorldWater will issue to EMCORE (i) Series D Redeemable Preferred shares convertible into 11,250,000 shares of Common Stock and Warrants to purchase Redeemable Preferred Shares convertible into 1,812,500 shares of Common Stock. The Investment Agreement was filed as an exhibit with the Company’s Form 8-K filed on December 5, 2006 and is incorporated herein by reference.

On April 12, 2007, the Company announced the entry into a contract, valued at $16 million dollars, with the Fresno City Council (Fresno, California), to design, build and operate a 2 megawatt solar electric power system to be located at the Fresno Yosemite International Airport. The contract dictates that the Company will operate the system over a 20 year term, and completion of the installation is expected in 2008. Nautilus Solar Energy LLC, which provides system financing for the Company, will be the system owner. Nautilus Solar Energy, LLC is an energy investment and project development firm formed to develop, finance, own and operate distributed generation and utility scale solar power projects.

On April 12, 2007, the Company initiated a private offering. A Summary of the offering included 10,800,000 Shares of the Company’s Common stock issued at $0.50 per share, with a Five-Year Warrant attached to purchase 2,700,000 Shares of the Company’s Common stock at $0.50. Net proceeds from this offering amounted to $5,400,000, of which all had been received as of May 8, 2007. The net proceeds from this Offering are expected to be used by the Company primarily for working capital.

On March 5, 2007 the Company announced that it has been awarded a contract worth $5.7 million by Bayshore Recycling Corp. for installation of a 700 kilowatt system at the company’s Keasbey, New Jersey, headquarters. Bayshore, a large regional recycler of construction debris, will utilize the solar installation to power a significant portion of its operations. The firm recycles concrete, asphalt, brick, block, and slag, which are processed and transformed into marketable products. The contract is subject to financing by the customer and approval of a rebate by the New Jersey Board of Public Utilities.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

OVERVIEW

WorldWater & Solar Technologies Corp. is a solar engineering and project management company with unique, high-powered solar electric technology and expertise, providing alternative energy solutions to a wide variety of customers, primarily in domestic markets. Until 2002, WorldWater’s business was focused exclusively on providing developing countries with water and power solutions. Since then, the Company has placed increasing emphasis on domestic markets, principally in California, New Jersey, and surrounding states, and is addressing the needs of residential, commercial and industrial customers, in both the public and private sectors. The Company will continue to selectively submit proposals to various foreign governments in need of solving critical water supply and energy problems using the Company’s proprietary solar technology.

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

ACCOUNTING FOR INCOME TAXES

The Company is required to estimate its income taxes in each of the jurisdictions in which it operates as part of its condensed consolidated financial statements. This involves estimating the actual current tax in addition to assessing temporary differences resulting from differing treatments for tax and financial accounting purposes. These differences together with net operating loss carry forwards and tax credits may be recorded as deferred tax assets or liabilities on the balance sheet. A judgment must then be made of the likelihood that any deferred tax assets will be recovered from future taxable income. To the extent that the Company determines that it is more likely than not that deferred tax assets will not be utilized, a valuation allowance is established. Taxable income in future periods significantly different from that projected may cause adjustments to the valuation allowance that could materially increase or decrease future income tax expense. As of March 31, 2007 and December 31, 2006, an allowance equal to 100% of the deferred tax asset was recorded.

RESULTS OF OPERATIONS—QUARTER ENDED MARCH 31, 2007 (Amounts are rounded to the nearest thousand)

Contract Revenue.   Contract revenue for the quarter ended March 31, 2007 amounted to $949,000, and represents 100% of the Company’s revenue. Residential projects account for $252,000 of contract revenue. All contract revenue was generated by domestic projects. The Company had contract revenue of $1,898,000 in the quarter ended March 31, 2006.

Grant Revenue.   The Company recognized no revenue in the first quarter of 2007. The company recognized $59,000 in the first quarter 2006 from the U.S. Trade and Development Agency (USTDA). The USTDA grant was specific to a pilot project for water supply in Sri Lanka. This project is designed to assess solar technology methods to provide safe, sustainable water supplies to people in six villages near the tsunami-ravaged southern coast of Sri Lanka.

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

Gross Profit (Loss) on Contracts.   The Company generated gross profit on contracts totaling $199,000 or 21%, as compared to the first quarter 2006, which generated a gross profit of $102,000 or 5%. The company attributes its significant rise in gross profit margin partly to its evolution from an entrepreneurial to a fast growth company. Better overall efficiencies, bid processes, and trained staff have also supported the increased job margins.

Gross Profit (Loss) on Grants.   No gross profit was recognized in the first quarter 2007. In the first quarter 2006 a gross profit of $29,000 was recorded, in conjunction with the USTDA grant.

Marketing, General and Administrative Expenses.   Marketing, general and administrative expenses (MG&A) for the quarter ended March 31, 2007, amount to $2,300,000, compared to $1,951,000 in the first quarter 2006, an increase of $349,000 or 15%. The year to year variances primarily made up of increases from the first quarter 2006 to 2007 in the following categories; Salary and wages are up $46,000 due to increased headcount, legal fees are up $170,000, insurance is up $42,000 due to a one-time workers compensation surcharge, and general insurance is up $41,000 due to additional staff and increased coverages necessary for high dollar bid proposals.  There were an additional $50,000 of variances spread out over a series of accounts.

Research and Development Expense.   Research and development expense consists primarily of salary expense for internal personnel, and related personnel costs, as well as prototype costs incurred to improve the design of the Company’s installations, and expand the Company’s product line. Research and development are critical to the Company’s strategic objectives of enhancing its technology to meet the requirements of its targeted customers. The Company expects to maintain, if not increase, its current level of expenditure for research and development on a going-forward basis. Research and development expenses incurred in the quarter ended March 31, 2007 were $47,478, a decrease of $41,255 over the first quarter of 2006. This decrease is due primarily to the reclass of expenses to Inventory of finished MOBIL MAX™ units, a transportable solar-powered water purification system.

Loss from Operations.   In the quarter ended March 31, 2007, the Company incurred a loss from operations of $2,148,000, an increase of $240,000 or 11% over the $1,908,000 loss during the same period in 2006.  The increased loss is primarily due to increases in MG&A Expenses of $349,000, offset by lower R&D costs of $41,000, and increased gross margin of $68,000.

Warrant Exercise Inducement Fees.  There was no recorded expense in the first quarter 2007 as compared to $992,000 in the same period 2006.

Interest Expense.   Interest expense was $29,000 for the quarter ended March 31, 2007, a decrease of $492,000 or 94% for the same period in 2006. This reflects a significant decrease in outstanding debt from first quarter 2006 to 2007.

Interest Income.   Interest income was $47,000 for the quarter ended March 31, 2007, an increase of $43,000 for the same period in 2006. This income reflects the positive effect of our cash raise in the fourth quarter 2006.

Net Loss.   In the quarter ended March 31, 2007, the Company incurred a net loss of $2,130,000 decrease of $1,446,000 or 40% over the $3,576,000 loss for the comparable quarter in 2006. The decreased loss is primarily due to the increased loss from operations of $239,000, offset by decreases in Warrant Inducement Fees of $992,000, Interest Expense of $492,000, Debt Sourcing Fees of $158,000, and an increase in Interest Income of $43,000.

Accretion of Preferred Stock Dividends.   In the quarter ended March 31, 2007, the Company recorded an increase in the amount of $11,250 compared to $0 in the first quarter of 2006.

HISTORICAL CASH FLOW ANALYSIS

The “Historical Cash Flows Analysis” section discusses consolidated cash flow from operations, investing activities and financing activities. Amounts have been rounded to the nearest thousand.

Cash Flows from Operating Activities

	Quarter ended March 31,
	2007	2006
Net Cash Used in Operating Activities	$2,780,000	$1,641,000

In the first quarter of 2007, the Company had an increase in net cash used in operating activities of $1,138,768 in a period when the Company had a decrease in net loss of $1,434,286. An analysis of the increased loss is above in the RESULTS OF OPERATIONS discussion. An increase in non-cash charges in 2007 offset the increased net loss and increases in the Company’s working capital during the first quarter of 2007. Below is a reconciliation of the increase in net cash used in operating activities.

Increases (decreases) in non-cash charges:
Beneficial conversion feature on convertible notes	$(992,000)
Stock based employee compensation cost	(152,000)
Amortization of interest expense	(420,000)
Amortization of loan origination costs	(158,000)
Issuance of stock for services	(5,000)
Issuance of options and warrants for services	(28,000)
Amortization of deferred compensation	(8,000)
Issuance of stock in lieu of interest	19,000
Depreciation and amortization	6,000
(1,738,000)
Changes in timing of cash receipts and disbursements related to working capital items	(835,000)
2,573,000
Change in net loss-2007 compared to 2006	1,434,000
Increase in net cash used in operating activities	$1,139,000

Cash Flows from Investing Activities

	Quarter ended March 31,
	2007	2006
Net Cash Used in Investing Activities	$(176,000)	$(33,000)

In the quarters ended March 31, 2007 and 2006, investing activities included the purchase of office equipment including computers and furniture for the increased workforce.

Cash Flows from Financing Activities

	Quarter ended March 31,
	2007	2006
Net Cash Provided By Financing Activities	$182,000	$1,738,000

In the quarters ended March 31, 2007 and 2006, the Company financed its operations principally through the issuance of common stock as the result of private sales and the exercise of warrants and stock options.

The Company accounts for transactions with non-employees, in which financing, goods or services are the consideration received for the issuance of equity warrant instruments under the fair value method. The fair value of warrants issued is calculated using the Black-Scholes pricing model.  There were no new warrants issued in the first quarter of 2007.  All warrants are exercisable.

In the quarter ended March 31, 2007, the Company raised $9,000 through the exercise of 44,666 warrants at an average price of $.20 per share.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2007, our current ratio was 3.59 compared to 2.87 at December 31, 2006. As of March 31, 2007, we had $8,890,657 of working capital compared to working capital of $10,553,807 as of December 31, 2006. Cash and cash equivalents were $2,997,487 as of March 31, 2007, as compared to $5,801,852 as of December 31, 2006.

The Company has historically financed operations and met capital expenditures requirements primarily through sales of capital stock and solar system equipment sales. Management plans to continue to raise funds through the sale of capital stock, and forecasts increased revenues.

We believe that our existing cash balance together with our other existing financial resources, including anticipated additional capital raises in 2007, and revenues from sales of our solar systems, will be sufficient to meet our operating and capital requirements beyond the first quarter of 2008. In light of our recent private placements of approximately $13.5 million of our convertible preferred stock in November 2006 and $5.0 million worth of common stock in April 2007, we believe that we shall have the necessary financing to meet our operating and capital requirements, at a minimum, into 2008.

As of March 31, 2007
Number of authorized common shares:	275,000,000
Less common shares outstanding:	152,043,300
Less potential issuable common shares:
Warrants	24,698,207
Debt conversion rights	1,676,692
Stock options	18,689,781
Stock purchase agreement rights	1,511,946
Preferred stock conversion rights	51,462,759
98,039,385
Available common shares to be issued:	24,917,315

The investment of the remaining $4.5 million second tranche (the “Tranche B Closing”) will be consummated subject to the execution of a definitive strategic agreement between the Parties and certain other conditions set forth in the Investment Agreement. The Parties currently expect the execution of the definitive strategic agreement and the Tranche B Closing to occur before the end of 2007. At the Tranche B Closing, WorldWater will issue to EMCORE (i) Series D Redeemable Preferred shares convertible into 11,250,000 shares of Common Stock and Warrants to purchase Redeemable Preferred Shares convertible into 1,812,500 shares of Common Stock.

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

There was no grant revenue recognized in the first quarter of 2007. Unsettled political conditions, social unrest, acts of terrorism, force majeure, war or other armed conflict, exploitation or other governmental actions, inflation, exchange controls or currency devaluation may result in increased business risk in these regions.

Financing

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109”. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company does not believe that its historical or expected tax reporting positions, which considered before application of the valuation allowance, will have a material impact on its consolidated financial statements. As of January 1, 2007, the Interpretation was implemented with no material impact recognized.

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

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are generally effective for gathering, analyzing and disclosing the information that the Company is required to disclose in the reports filed under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Such evaluation did not identify any change in the year ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting; however, there is one area of material weakness of concern.

In connection with its audit of, and in the issuance of its report on the Company’s financial statements for the year ended December 31, 2007, Amper, Politziner & Mattia, P.C. delivered a letter to the Audit Committee of our Board of Directors and the Company’s management that identifies certain items that it considers to be material weaknesses in the effectiveness of the Company’s internal controls pursuant to standards established by the Public Company Accounting Oversight Board. A “material weakness” is a significant deficiency (as defined in the Public Company

Accounting Oversight Board’s Auditing Standard No. 2), or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness is lack of adequate controls within the accounting software used by the Company to properly handle the accounting functions of a public company.

The Company believes, as stated above, the limited number of projects completed in the quarter ended March 31, 2007, and the recruitment of its new CFO, Corporate Controller, Project Controller, Assistant Controller, Contract Analyst, and additional Accounts Payable Clerk, the Company’s disclosure controls and procedures are generally effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports filed under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. The Company agrees with its independent auditors that its system of internal control and reporting controls should be improved in line with expected continued growth in commercial operations and intends to take the following implementation steps to improve its accounting functions. The impact of the above conditions was relevant to the quarter ended March 31, 2007 and did not affect the results of this period or any prior period.

Mitigation Steps Being Implemented By The Company

In March 2007, the Company engaged Microstrategies, Inc. to provide an improved IT, financial reporting, and ERP system to enhance efficiencies and financial and operating controls as it works to implement Sarbanes-Oxley requirements and procedures.  As of May 4, 2007, Microstrategies, Inc. had begun system installation, with an anticipated commencement date of early June 2007.

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

ITEM 2.                    UNREGISTERD SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter of 2007, convertible notes having a face amount of $185,050 were converted into 1,233,666 shares of common stock at an average conversion price of $0.15 per share. Associated with the Company’s convertible notes 2,684,248 shares were issued in lieu of the payment of interest at a weighted average price of $0.17.

In the first quarter of 2007, the Company issued 2,684,248 shares of common stock at a weighted average price of $0.17  per share in consideration for financial advisor services and business development services performed by consultants.

Also in the first quarter of 2007, 44,666 warrants were exercised at a price of $0.20 per share.

ITEM 3.                    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                    OTHER INFORMATION

None.

ITEM 6.                    EXHIBITS

31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WorldWater & Solar Technologies Corp.
(Registrant)

By:	/s/ QUENTIN T. KELLY	Date:	[OPEN]
Quentin T. Kelly
Chief Executive Office/ Chairman of the Board

By:	/s/ LARRY L. CRAWFORD		[OPEN]
Larry L. Crawford
Executive Vice President/Chief Financial Officer