Form 10QSB/A
period 2007-03-31
WORLDWATER & POWER CORP
filed 2007-05-11
CIK 811271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

OR

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

Commission file number: 000-16936

WorldWater & Power Corp.

(Exact name of registrant as specified)

Delaware	33-0123045
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification Number)
organization)

55 Route 31 South, Pennington, NJ	08534
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (609) 818-0700

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

As of May 10, 2007, the Registrant had outstanding 165,373,540 shares of Common Stock, $0.001 par value outstanding.

Explanatory Note:

This amendment to the registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 filed, with the Securities and Exchange Commission on May 10, 2007, is being filed solely to modify the section of the Form 10-Q entitled “Management’s Discussion and Analysis or Plan of Operation—Critical Accounting Policies and Estimates.” This Form 10-Q/A does not alter any other part of the Form 10-Q.

It should be noted that the Board of Directors of the registrant recently approved a change of the registrant’s name to WorldWater & Solar Technologies Corp.

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

WorldWater & Solar Technologies Corp.
(Registrant)

By:	/s/ QUENTIN T. KELLY	Date:	May 10, 2007
Quentin T. Kelly
Chief Executive Office/ Chairman of the Board

By:	/s/ LARRY L. CRAWFORD		May 10, 2007
Larry L. Crawford
Executive Vice President/Chief Financial Officer

EXHIBIT 31.1

CERTIFICATION PURSUANT TO RULE 13(A) OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, QUENTIN T. KELLY, CERTIFY THAT:

1. I HAVE REVIEWED THIS QUARTERLY REPORT ON FORM 10-Q OF WORLDWATER & SOLAR TECHNOLOGIES CORP.;

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

4. THE REGISTRANT’S OTHER CERTIFYING OFFICER AND I ARE RESPONSIBLE FOR ESTABLISHING AND MAINTAINING DISCLOSURE CONTROLS AND PROCEDURES (AS DEFINED IN EXCHANGE ACT RULES 13a-15(e) AND 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) FOR THE REGISTRANT AND WE HAVE:

A. DESIGNED SUCH DISCLOSURE CONTROLS AND PROCEDURES, OR CAUSED SUCH DISCLOSURE CONTROLS AND PROCEDURES TO BE DESIGNED UNDER OUR SUPERVISION, TO ENSURE THE MATERIAL INFORMATION RELATING TO THE REGISTRANT, INCLUDING ITS CONSOLIDATED SUBSIDIARIES, IS MADE KNOWN TO US BY OTHERS WITHIN THOSE ENTITIES, PARTICULARLY DURING THE PERIOD IN WHICH THIS QUARTERLY REPORT IS BEING PREPARED;

B. DESIGNED SUCH INTERNAL CONTROL OVER FINANCIAL REPORTING, OR CAUSED SUCH INTERNAL CONTROL OVER FINANCIAL REPORTING TO BE DESIGNED UNDER OUR SUPERVISION, TO PROVIDE REASONABLE ASSURANCE REGARDING THE RELIABILITY OF FINANCIAL REPORTING AND THE PREPARATION OF FINANCIAL STATEMENTS FOR EXTERNAL PURPOSES IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPALS;

C. EVALUATED THE EFFECTIVENESS OF THE REGISTRANT’S DISCLOSURE CONTROLS AND PROCEDURES AND PRESENTED IN THIS REPORT OUR CONCLUSIONS ABOUT THE EFFECTIVENESS OF THE DISCLOSURE CONTROLS AND PROCEDURES, AS OF THE END OF THE PERIOD COVERED BY THIS REPORT BASED ON SUCH EVALUATION; AND

D. DISCLOSED IN THIS REPORT ANY CHANGE IN THE REGISTRANT’S INTERNAL CONTROL OVER FINANCIAL REPORTING THAT OCCURRED DURING THE REGISTRANT’S MOST RECENT FISCAL QUARTER THAT MATERIALLY AFFECTED, OR IS REASONABLY LIKELY TO MATERIALLY AFFECT, THE REGISTRANT’S INTERNAL CONTROL OVER FINANCIAL REPORTING.

5. THE REGISTRANT’S OTHER CERTIFYING OFFICER AND I HAVE DISCLOSED, BASED ON OUR MOST RECENT EVALUATION OF INTERNAL CONTROL OVER FINANCIAL REPORTING, TO THE REGISTRANT’S AUDITORS AND THE AUDIT COMMITTEE OF REGISTRANT’S BOARD OF DIRECTORS (OR PERSONS PERFORMING THE EQUIVALENT FUNCTION):

A. ALL SIGNIFICANT DEFICIENCIES AND MATERIAL WEAKNESSES IN THE DESIGN OR OPERATION OF INTERNAL CONTROLS OVER FINANCIAL REPORTING WHICH ARE REASONABLY LIKELY TO ADVERSELY AFFECT THE REGISTRANT’S ABILITY TO RECORD, PROCESS, SUMMARIZE AND REPORT FINANCIAL INFORMATION; AND

B. ANY FRAUD, WHETHER OR NOT MATERIAL, THAT INVOLVES MANAGEMENT OR OTHER EMPLOYEES WHO HAVE A SIGNIFICANT ROLE IN THE REGISTRANT’S INTERNAL CONTROL OVER FINANCIAL REPORTING.

DATED:	May 10, 2007

BY:	/S/ QUENTIN T. KELLY
NAME:	QUENTIN T. KELLY
TITLE:	CHARIMAN OF THE BOARD

EXHIBIT 31.2

CERTIFICATION PURSUANT TO RULE 13(A) OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 202

I, LARRY L. CRAWFORD, CERTIFY THAT:

1. I HAVE REVIEWED THIS QUARTERLY REPORT ON FORM 10-Q OF WORLDWATER & SOLAR TECHNOLOGIES CORP.;

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

4. THE REGISTRANT’S OTHER CERTIFYING OFFICER AND I ARE RESPONSIBLE FOR ESTABLISHING AND MAINTAINING DISCLOSURE CONTROLS AND PROCEDURES (AS DEFINED IN EXCHANGE ACT RULES 13A-15(e) AND 15d-15(e)) and internal control over financial reporting (as defined in exchange act rules 13a-15(f) and 15d-15(f)) FOR THE REGISTRANT AND WE HAVE:

A. DESIGNED SUCH DISCLOSURE CONTROLS AND PROCEDURES, OR CAUSED SUCH DISCLOSURE CONTROLS AND PROCEDURES TO BE DESIGNED UNDER OUR SUPERVISION, TO ENSURE THE MATERIAL INFORMATION RELATING TO THE REGISTRANT, INCLUDING ITS CONSOLIDATED SUBSIDIARIES, IS MADE KNOWN TO US BY OTHERS WITHIN THOSE ENTITIES, PARTICULARLY DURING THE PERIOD IN WHICH THIS QUARTERLY REPORT IS BEING PREPARED;

B. DESIGNED SUCH INTERNAL CONTROL OVER FINANCIAL REPORTING, OR CAUSED SUCH INTERNAL CONTROL OVER FINANCIAL REPORTING TO BE DESIGNED UNDER OUR SUPERVISION, TO PROVIDE REASONABLE ASSURANCE REGARDING THE RELIABILITY OF FINANCIAL REPORTING AND THE PREPARATION OF FINANCIAL STATEMENTS FOR EXTERNAL PURPOSES IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPALS;

C. EVALUATED THE EFFECTIVENESS OF THE REGISTRANT’S DISCLOSURE CONTROLS AND PROCEDURES AND PRESENTED IN THIS REPORT OUR CONCLUSIONS ABOUT THE EFFECTIVENESS OF THE DISCLOSURE CONTROLS AND PROCEDURES, AS OF THE END OF THE PERIOD COVERED BY THIS REPORT BASED ON SUCH EVALUATION; AND

D. DISCLOSED IN THIS REPORT ANY CHANGE IN THE REGISTRANT’S INTERNAL CONTROL OVER FINANCIAL REPORTING THAT OCCURRED DURING THE REGISTRANT’S MOST RECENT FISCAL QUARTER THAT MATERIALLY AFFECTED, OR IS REASONABLY LIKELY TO MATERIALLY AFFECT, THE REGISTRANT’S INTERNAL CONTROL OVER FINANCIAL REPORTING.

5. THE REGISTRANT’S OTHER CERTIFYING OFFICER AND I HAVE DISCLOSED, BASED ON OUR MOST RECENT EVALUATION OF INTERNAL CONTROL OVER FINANCIAL REPORTING, TO THE REGISTRANT’S AUDITORS AND THE AUDIT COMMITTEE OF REGISTRANT’S BOARD OF DIRECTORS (OR PERSONS PERFORMING THE EQUIVALENT FUNCTION):

A. ALL SIGNIFICANT DEFICIENCIES AND MATERIAL WEAKNESSES IN THE DESIGN OR OPERATION OF INTERNAL CONTROLS OVER FINANCIAL REPORTING WHICH ARE REASONABLY LIKELY TO ADVERSELY AFFECT THE REGISTRANT’S ABILITY TO RECORD, PROCESS, SUMMARIZE AND REPORT FINANCIAL INFORMATION; AND

B. ANY FRAUD, WHETHER OR NOT MATERIAL, THAT INVOLVES MANAGEMENT OR OTHER EMPLOYEES WHO HAVE A SIGNIFICANT ROLE IN THE REGISTRANT’S INTERNAL CONTROL OVER FINANCIAL REPORTING.

DATED:	May 10, 2007

BY:	/s/ LARRY L. CRAWFORD
NAME:	LARRY L. CRAWFORD
TITLE:	EXECUTIVE VICE PRESIDENT—CHIEF FINANCIAL OFFICER

Exhibit 32.1

CERTIFICATION OF CHARIMAN OF THE BOARD PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of WorldWater & Solar Technologies Corp. (the “Company”) on Form 10-Q for the period ended March 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Quentin T. Kelly, Chairman of the Board of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

BY:	/s/ QUENTIN T. KELLY
	NAME:	QUENTIN T. KELLY
	TITLE:	CHARIMAN OF THE BOARD

Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of WorldWater & Solar Technologies Corp. (the “Company”) on Form 10-Q for the period ended March 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Larry L. Crawford, Executive Vice President-Chief Financial Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

BY:	/s/ LARRY L. CRAWFORD
	NAME:	LARRY L. CRAWFORD
	TITLE:	EXECUTIVE VICE PRESIDENT—CHIEF FINANCIAL OFFICER