Form 10KSB/A
period 2006-12-31
WORLDWATER & POWER CORP
filed 2007-05-29
CIK 811271

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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

Yes     No  X

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes     No  X

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X   No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non accelerated filer (as defined by Exchange Act Rule 12b-2).

Large accelerated filer     Accelerated filer      Non-accelerated filer  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     No X

The issuer's revenues for its most recent fiscal year was $17,333,681.

On March 30, 2007 the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $79,918,296.

As of March 30, 2007 the Registrant had outstanding 151,395,297 shares of Common Stock and 51,462,759 shares of Preferred Stock.


                       DOCUMENTS INCORPORATED BY REFERENCE
None.

Transitional Small Business Disclosure Format (check one)   Yes     No X

===============================================================================

EXPLANATORY NOTES
-----------------

This Amendment No. 1 on Form 10-KSB/A amends the registrant's Form 10-KSB for the year ended December 31, 2006, originally filed with the U.S. Securities and Exchange Commission on April 9, 2007, to include an executed copy of the report of the registered independent public accountants. The remainder of the information contained in the 2006 Form 10-KSB is not amended hereby and remains as set forth in the original filing.


PLEASE NOTE THAT THE INFORMATION CONTAINED IN THIS FORM 10-KSB/A DOES NOT REFLECT EVENTS OCCURRING AFTER THE DATE OF THE 2006 FORM 10-KSB OR MODIFY OR UPDATE THOSE DISCLOSURES AFFECTED BY SUBSEQUENT EVENTS.


ITEM 7.     FINANCIAL STATEMENTS.
            ---------------------

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

     We have audited the accompanying consolidated balance sheets of WorldWater & Power Corp, and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders' deficiency, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting, Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for stock based compensation upon the adoption of Statement of Financial Accounting Standard, No. 123(R), "Share-Based Payment".

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WorldWater & Power Corp. and Subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/  AMPER,  POLITZINER,  MATTIA,  P.C.
---------------------------------------

April  9,  2007  Edison,  New  Jersey



                                   SIGNATURES

     In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


WorldWater & Power Corp.
(Registrant)

By:      /s/ Quentin T. Kelly                   Date:          May  23, 2007
         ------------------------------------
          Quentin T. Kelly
          Chairman  / Chief Executive Officer


By:      /s/ Larry L. Crawford                  Date:          May  23, 2007
         ------------------------------------
         Larry L. Crawford
         Executive Vice President/
         Chief Financial Officer



                            INTENTIONALLY LEFT BLANK

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-KSB has been signed by the following persons in the capacities and as of the dates indicated:


       SIGNATURE                    TITLE                            DATE
/s/ Quentin T. Kelly       Chairman, Chief Executive Officer       May 23, 2007
---------------------
  Quentin T. Kelly


/s/ Larry L. Crawford      Executive Vice President,               May 23, 2007
----------------------     Chief Financial Officer



----------------------     Director                                May  , 2007
Joseph Cygler



----------------------     Director                                May   , 2007
Dr. Hong Hou



/s/ Dr. Davinder Sethi
----------------------     Director                                May 23, 2007
Dr. Davinder Sethi




----------------------     Director                                May   , 2007
Reuben F. Richards, Jr.




/s/ Lange Schermerhorn     Director                                May 23, 2007
-----------------------
Lange Schermerhorn



/s/ Harrison Wellford      Director                                May 23, 2007
-----------------------
Harrison Wellford