Form 10-Q
period 2007-06-30
WORLDWATER & POWER CORP
filed 2007-08-13
CIK 811271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

As of July 31, 2007, the Registrant had outstanding 177,149,904 shares of Common Stock, $0.001 par value outstanding.

WORLDWATER & POWER CORP.

WORLDWATER & POWER CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2007 AND DECEMBER  31, 2006

	June 30, 2007	December 31, 2006
	(Unaudited)	*
Assets
Current Assets:
Cash and cash equivalents	$8,003,249	$5,770,595
Restricted cash and cash equivalents	—	31,257
Accounts receivable, net of allowance for doubtful accounts of $29,257 as of June 30, 2007 and December 31, 2006	2,084,996	5,288,241
Inventory	1,901,891	748,470
Costs and estimated earnings/losses in excess of billings	2,778,003	2,548,427
Prepaid expenses and deposits	1,020,253	1,785,793
Advances to employees	54,525	33,676
Total Current Assets	15,842,917	16,206,459

Equipment and Leasehold Improvements, Net	335,593	195,808

Intangible And Other Assets
Deferred costs on proposed acquisition	1,411,442	790,769
Other intangible assets, net	46,667	66,667
Deposits	133,710	8,443
Total Assets	$17,770,329	$17,268,146

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable and accrued expenses	$3,058,139	$4,862,877
Long-term debt and notes payable, current portion	165,114	495,367
Customer deposits	41,454	43,453
Renewable Energy Credit guarantee liability, current portion	73,113	98,710
Billings in excess of costs and estimated earnings/losses	4,400	149,245
Notes payable, related parties	—	3,000
Total Current Liabilities	3,342,220	5,652,652

Long-term debt and notes payable	232,270	103,986
Renewable Energy Credit guarantee liability, net of current portion	250,844	250,844
Total Liabilities	3,825,334	6,007,482

Convertible Redeemable Preferred Stock
Series C convertible redeemable preferred stock	750,000	750,000
Series D convertible redeemable preferred stock	12,134,388	12,134,388
Total Convertible Redeemable Preferred Stock	12,884,388	12,884,388

Stockholders’ Equity
Preferred Stock 7% Convertible $.01 par value authorized 10,000,000; issued and outstanding:	—	—
Series B 611,111 shares liquidation preference $550,000 as of June 30, 2007 and December 31, 2006	6,111	6,111
Common Stock, $.001 par value; authorized 275,000,000; 169,813,385 issued and outstanding at June 30, 2007 and 149,359,052 issued and outstanding at December 31, 2006	169,813	149,359
Additional paid-in capital	55,085,181	47,493,182
Accumulated deficit	(54,200,498)	(49,272,375)
Total Stockholders’ Equity	1,060,607	(1,623,724)
Total Liabilities and Stockholders’ Equity	$17,770,329	$17,268,146

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

* Derived from audited financial statements.

WORLDWATER & POWER CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(UNAUDITED)

	Three Months		Six Months
	6/30/07	6/30/06	6/30/07	6/30/06
Revenues:
Contract	$2,238,064	$1,700,000	$3,187,341	$3,599,079
Grant	—	85,650	—	144,422
Total	2,238,064	1,786,552	3,187,341	3,743,501

Cost of Revenues:
Contract	1,900,799	1,433,796	2,650,685	3,230,031
Grant	—	75,623	—	105,423
Total	1,900,799	1,509,419	2,650,685	3,335,454

Gross Profit:
Contract	337,265	267,106	536,656	369,048
Grant	—	10,027	—	38,999
Total	337,265	277,133	536,656	408,047

Operating Expenses:
Marketing, general and administrative expenses	3,005,812	1,704,251	5,305,434	3,654,815
Research and development expense	70,023	62,548	117,501	151,281
Total Expenses	3,075,835	1,766,799	5,422,935	3,806,096
Loss from Operations	(2,738,570)	(1,489,666)	(4,886,279)	(3,398,049)

Other (Expense) Income
Debt sourcing fees and commissions	—	(36,253)	—	(194,563)
Warrant exercise inducement fees	—	(352,380)	—	(1,343,988)
Interest Income/(Expense), Net	(36,990)	(85,855)	(19,343)	(603,152)
Total Other (Expense) Income, Net	(36,990)	(474,488)	(19,343)	(2,141,703)
Net Loss	(2,775,560)	(1,964,154)	(4,905,622)	(5,539,752)

Accretion of Preferred Stock Dividends	(11,250)	—	(22,500)	—

Net Loss Attributable to Common Shareholders	($2,786,810)	($1,964,154)	($4,928,122)	($5,539,752)

Net Loss applicable per Common Share (basic and diluted)	(0.02)	(0.01)	(0.03)	(0.04)

Weighted Average Common Shares Outstanding used in Per Share Calculation (basic and diluted)	163,575,474	135,434,842	157,477,496	127,982,545

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

WORLDWATER & POWER CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(UNAUDITED)

	2007	2006

Cash Flows from Operating Activities:
Net loss Attributable to Common Shareholders	$(4,905,622)	$(5,539,752)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of warrants as inducement for warrant exercise	—	1,216,189
Stock-based employee compensation cost	415,189	582,280
Amortization of interest expense	—	548,472
Amortization of intangibles and loan origination costs	20,000	204,563
Issuance of stock for service	141,400	287,298
Issuance of options and warrants for services	60,000	118,137
Share-based non-employee compensation cost	8,500	—
Amortization of deferred compensation	—	15,000
Issuance of stock in lieu of interest	25,736	42,124
Depreciation	23,186	10,279

Changes in assets and liabilities:
Accounts receivable	3,203,245	(1,045,777)
Accounts receivable -related parties	—	9,926
Inventory	(1,153,421)	(57,743)
Costs and estimated earnings/losses in excess of billings	(229,576)	(478,044)
Prepaid expenses and deposits	640,274	(1,198,933)
Advances to employees	(20,849)	11,336

Accounts payable and other accrued expenses	(1,827,238)	551,843
Accrued losses on construction in progress	—	(123,774)
Billings in excess of costs and estimated earnings/losses	(144,845)	65,797
Renewable Energy Credits guarantee liability	(25,596)	(26,823)
Customer deposits	(2,000)	1,773,904
Net Cash (Used in) Operating Activities	(3,771,617)	(3,033,698)

Cash Flows from Investing Activities:
Purchase of equipment and leasehold improvements	(162,970)	(75,372)
Deferred costs on proposed acquisition	(620,675)	(500,000)
Net Cash (Used in) Investing Activities	(783,645)	(575,372)

Cash Flows from Financing Activities:
Proceeds from issuance of debt, notes payable and warrants	—	59,517
Proceeds from exercise of warrants and stock options	1,659,578	2,764,942
Proceeds from issuance of common stock	5,117,000	—
Proceeds from issuance of redeemable convertible preferred stock	—	625,000
Decrease in Restricted Cash and Restricted Cash Equivalents	31,257	—
Payments on long-term debt	(19,919)	(62,883)
Net Cash Provided by Financing Activities	6,787,916	3,386,576

Net Increase (Decrease) in cash and cash equivalents	2,232,654	(222,494)

Cash and Cash equivalents, Beginning of Period	5,770,595	798,649

Cash and Cash equivalents, End of Period	$8,003,249	$576,155

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

WORLDWATER & POWER CORP.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2007

(UNAUDITED)

					Additional	Additional
					Paid-In	Paid-In	Preferred
	Preferred Stock		Common Stock		Capital	Capital	Stock	Accumulated
	Shares	Par Value	Shares	Par Value	(Preferred)	(Common)	Dividend	Deficit	Total

Balance,December 31, 2006	611,111	$6,111	149,359,052	$149,359	$537,331	$46,955,850	$(22,500)	$(49,249,875)	$(1,623,724)

Conversion of convertible notes	—	—	1,233,666	1,234	—	183,816	—	—	185,050

Issuance of common stock:
For services and to induce exercise of warrants	—	—	625,000	625	—	140,775	—	—	141,400
Capital Raise	—	—	10,900,000	10,900	—	5,106,100	—	—	5,117,000
Exercise of warrants	—	—	5,067,073	5,067	—	958,470	—	—	963,537
Exercise of options	—	—	2,549,128	2,549	—	693,492	—	—	696,041
In lieu of payment of interest	—	—	79,466	79	—	25,658	—	—	25,736

Warrants granted for services	—	—	—	—	—	60,000	—	—	60,000

Share-based employee compensation cost	—	—	—	—	—	415,189	—	—	415,189

Share-based non-employee compensation cost	—	—	—	—	—	8,500	—	—	8,500

Net loss	—	—	—	—	—	—	—	(4,905,622)	(4,905,622)
Accretion of Preferred Stock Dividend	—	—	—	—	—	—	(22,500)	—	(22,500)

Balance, June 30, 2007	611,111	$6,111	169,813,385	$169,813	$537,331	$54,547,850	$45,000	$(54,155,498)	$1,060,607

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WORLDWATER & POWER CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note (1)   Liquidity and Capital Resources

At June 30, 2007, our current ratio was 4.74 compared to 2.87 at December 31, 2006. As of June 30, 2007, we had $12,500,698 of working capital compared to working capital of $10,553,807 as of December 31, 2006. Cash and cash equivalents were $8,003,249 as of June 30, 2007, as compared to $5,801,852 as of December 31, 2006.

The Company has historically financed operations and met capital expenditures requirements primarily through sales of capital stock and solar system equipment sales. Management plans to continue to raise funds through the sale of capital stock, and forecasts increased revenues.

We believe that our existing cash balance together with our other existing financial resources, including anticipated additional capital raises in 2007, and revenues from sales of our solar systems, will be sufficient to meet our operating and capital requirements beyond the second quarter of 2008. In light of our recent private placements of approximately $13.5 million of our convertible preferred stock in November 2006 and $5.1 million worth of common stock in April 2007, we believe that we shall have the necessary financing to meet our operating and capital requirements, at a minimum, into the second half of 2008.

On November 29, 2006, EMCORE invested $13.5 million in the Company, representing the first tranche of its $18 million investment, in return for which WorldWater issued to EMCORE (i) four million, eight hundred and ninety-two thousand, eight hundred and fifty-seven (4,892,857) shares of Series D Convertible Preferred Stock and (ii) five hundred and five thousand and forty-four (505,044) warrants (the “Tranche A Warrants”) to purchase five hundred and five thousand and forty-four (505,044) shares of Series D Stock.

The investment of the remaining $4.5 million second tranche (the “Tranche B Closing”) will be consummated subject to the execution of a definitive strategic agreement between the Parties and certain other conditions set forth in the Investment Agreement. The Parties currently expect the execution of the definitive strategic agreement and the Tranche B Closing to occur before the end of 2007. At the Tranche B Closing, WorldWater will issue to EMCORE Series D Redeemable Preferred shares convertible into 11,250,000 shares of Common Stock and Warrants to purchase Redeemable Preferred Shares convertible into 2,812,500 shares of Common Stock.

Full closure of the second tranche cannot take place until new shares are authorized at the forthcoming Special Shareholder Meeting anticipated in October 2007.

In June, 2006, the Company announced that it has entered into a Letter of Intent (LOI) with ENTECH, Inc. of Keller, TX, to acquire all the outstanding stock of ENTECH upon completion of the necessary due diligence and after obtaining appropriate financing.

Full closure of the acquisition of ENTECH by WorldWater cannot take place until new shares are authorized at the forthcoming Special Shareholder Meeting anticipated in October 2007.

Note (2)   Nature of the Business

Effective May 2, 2007 the Company announced that the Board of Directors has approved a change in its corporate name to WorldWater & Solar Technologies Corp. As of August 13, 2007, the Company is awaiting legal confirmation of the name change. The Company stock symbol, WWAT.OB, remains the same.

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

The Company’s wholly-owned inactive subsidiaries include:

WorldWater, Inc., a Delaware Corporation

WorldWater East Africa Ltd., a Tanzanian Corporation

WorldWater Pakistan (PVT.), LTD., a Pakistan Company

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Estimates are used for, but not limited to, depreciation, taxes, the guaranty liability for the value of Renewable Energy Credits, losses on uncompleted contracts and the value of shares issued. Although these estimates are based on management’s best knowledge of current events and actions that the company may undertake in the future, actual results may be different from the estimates.

Fair Value of Financial Instruments

The carrying value of accounts receivable, accounts payable, and accrued expenses approximate their respective fair values due to their short maturities. The fair value of the Company’s notes payable and debt are estimated based on the current rates offered to the Company for debt of the same remaining maturities and similar terms. See “Guarantor Agreements” below for disclosures regarding the fair value of the Company’s exposure for Renewable Energy Credits (“RECs”) which have been accrued on the Balance Sheet as of June 30, 2007 and December 31, 2006.

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with a high quality financial institution. With respect to accounts receivable as of June 30, 2007, 61% of the receivables, including related party receivables, were from three commercial customers generated from the sale of solar equipment installed in the United States. The Company does not require collateral or other security against accounts receivable; however, it maintains reserves for potential credit losses and such losses have historically been within management’s expectations. The Company had one major customer accounting for 81% of revenue for the quarter ended June 30, 2007, and 8% of receivables at June 30, 2007; and one customer accounting for 45% of revenue for the year ended December 31, 2006.

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

Renewable Energy Credit Guarantee (RECs)

Under the equipment sales contract for the 267,840 kW (DC) solar-driven irrigation and energy system built in 2004 and a 42.7 kW solar-pumping and energy system currently in construction, the Company has guaranteed the price of certain Renewable Energy Certificates (RECs) to be generated by the installation during the first seven years of operation. Based on current market indications, the Company estimates its guarantee obligation may result in a potential loss of $452,907 which is tied to the future market and trading value of RECs traded in California. Without the knowledge of the future value of these RECs, the Company recorded as reductions of Contract Revenue: estimated losses of $393,617 in the year ended December 31, 2005 and $0 in the year ended December 31, 2006, and $0 in the quarter ended June 30, 2007. Adjustments to the estimated guarantee obligation will be recognized as an adjustment of revenue over the seven-year term of the respective guarantee obligations.  Total accrued obligation for RECs was $323,957 at June 30, 2007 and $349,554 at December 31, 2006.

Product Warranty

The Company provides for the estimated cost of product warranties at the time revenue is recognized. Since the Company has a limited operating history, adjustments in future periods may be required as its installations mature. The following table summarizes the activity regarding the Company’s warranty accrual:

Balance, December 31, 2006	$377,962
Accruals for warranties issued during 2007	47,810
Utilization of warranty reserve	(138,825)
Balance, June 30, 2007	$286,947

The majority of the utilization over the six months ended June 30, 2007, resulted from non-recurring, post-completion repairs in relation to two large-scale projects completed in early 2007.

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

Deferral of Acquisition Costs

Deferred acquisition costs are reviewed by category of business at the end of each accounting period and, where circumstances which have justified the deferral of such costs no longer apply or are considered doubtful, the costs, to the extent to which they are considered to be irrecoverable, will be written off immediately.

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

Advertising Costs

Advertising costs are expensed as incurred and were approximately $57,000 and $16,000 for the quarters ending June 30, 2007 and 2006, respectively and $77,000 and $65,000 in the six months ended June 30, 2007 and 2006, respectively.

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

Under the modified prospective approach, SFAS No. 123R applies to new grants of options and awards of stock as well as to grants of options that were outstanding on January 1, 2006 and that may subsequently be repurchased, cancelled or materially modified. Under the modified prospective approach, compensation cost recognized for the quarter ended June 30, 2007 includes compensation cost for all share-based payments granted prior to, but not yet vested on, January 1, 2006, based on fair value as of the prior grant-date and estimated in accordance with the provisions of SFAS No. 123R. Prior periods were not required to be restated to reflect the impact of adopting the new standard.

SFAS No. 123R also requires companies to calculate an initial “pool” of excess tax benefits available at the adoption date to absorb any tax deficiencies that may be recognized under SFAS No. 123R. The pool includes the net excess tax benefits that would have been recognized if the Company had adopted SFAS No. 123 for recognition purposes on its effective date. The Company has elected to calculate the pool of excess tax benefits under the alternative transition method described in FASB Staff Position (“FSP”) No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards,” which also specifies the method to calculate excess tax benefits reported on the statement of cash flows. The Company is in a net operating loss position; therefore, no excess tax benefits from share-based payment arrangements have been recognized for the quarter ended June 30, 2007.

The Company uses the Black-Scholes option-pricing model to estimate fair value of grants of stock options with the following weighted average assumptions:

	Quarters Ended June 30
Assumptions for Option Grants	2007	2006
Risk-free interest rate	6%	4%
Volatility	37%	35%
Expected dividend yield	0%	0%
Expected life	10 years	10 years
Estimated forfeiture rate	1%	1%

The Company calculates expected volatility for a share-based grant based on historic daily stock price observations of our common stock during the period immediately preceding the grant that is equal in length to the expected term of the grant. For estimating the expected term of share-based grants made in the quarter ended June 30, 2007, the Company has adopted the simplified method authorized in Staff Accounting Bulletin No. 107. SFAS No. 123R also requires that estimated forfeitures be included as a part of the estimate of expense as of the grant date. The Company has used historical data to estimate expected employee behaviors related to option exercises and forfeitures.

With respect to both grants of options and awards of restricted stock, the risk-free rate of interest is based on the U.S. Treasury rates appropriate for the expected term of the grant or award.

The Company adopted Statement 123(R) on January 1, 2006. This statement applies to all awards granted after the date of adoption and to awards modified, repurchased, or cancelled after that date. The value of the unvested stock options at June 30, 2007 is approximately $1,663,422, of which $332,557 will be expensed over the remaining six months in 2007, with the remaining $1,330,865 expensed in 2008 and after, all under General & Administrative Expense on the Consolidated Statements of  Operations.

A summary of option activity as of June 30, 2007 and changes during the three months ended is presented below.

		Weighted-
		Average
	Shares	Exercise Price
Balance, December 31, 2006	13,358,231	$0.27
Granted	7,284,500	0.42
Exercised	(2,549,128)	0.21
Forfeited or expired	(392,000)	0.32
Balance, June 30, 2007	17,701,603	0.32
Options Exercisable, June 30, 2007	10,783,941	0.27

Net Loss Per Common Share

Basic loss per share includes no dilution and is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. As presented, the Company’s basic and diluted loss per share attributable to common stockholders is based on the weighted average number of common shares outstanding during the period. The calculation of diluted net loss per common share for the quarters ended June 30, 2007 and 2006 does not include other potential common shares, including shares issuable upon exercise of options, warrants and conversion rights, since their effect would be antidilutive due to the Company’s losses.

Below is a table of the potential issuable shares as of June 30, 2007:

As of June 30, 2007
Warrants	21,416,025
Debt conversion rights	1,676,692
Stock options	17,701,603
Preferred stock conversion rights	51,462,759
Total	92,257,079

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

Effective January 1, 2007, the Company adopted Financial Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than fifty percent likely of being realized upon ultimate settlement. The interpretation also provides guidance on derecognition, classification, interest and penalties, and other matters. The adoption did not have an effect on the consolidated financial statements.There continues to be no liability related to unrecognized tax benefits at June 30, 2007, and no affect on the effective rate.

Reclassifications

Certain prior year balances have been reclassified to conform to current year presentation.

Note (4)   Proposed Acquisition

In June, 2006, the Company announced that it has entered into a Letter of Intent (LOI) with ENTECH, Inc. of Keller, TX, to acquire all the outstanding stock of ENTECH upon completion of the necessary due diligence and after obtaining appropriate financing. ENTECH, a private company formed in 1983, is a developer and manufacturer of advanced concentrating solar photovoltaic and thermal technologies for terrestrial and space power applications. ENTECH has developed concentrator solar power systems, supplied solar power for space missions for NASA, and installed ground-based concentrating solar systems in North America.

With the combined technologies of the Company and ENTECH, we believe our solar systems will be capable of generating and delivering electrical and thermal energy on site at prices competitive to retail prices without relying on government sponsored rebates. ENTECH’s patented concentrator technology allows for the installation of large solar “farms” with greatly reduced requirements for solar cell materials (silicon or multi-junction). Due to the advantages of ENTECH’s concentrator, a significantly lesser amount of silicon used in flat plate solar modules is required by current ENTECH modules to generate the same electrical power. Consequently, the ENTECH technology greatly lessens the impact of the silicon material shortage currently constricting flat plate solar panel supply. ENTECH concentrators utilize a two-axis tracker to follow the sun’s position throughout the day, maximizing energy production.

ENTECH’s technology can produce photovoltaic electricity, or thermal energy (heat) for commercial uses such as for heating and/or air conditioning. When applied in a combined fashion for onsite power applications, the cost to the customer can be significantly less for electricity generated and for BTU’s of heat provided versus separate competing systems currently on the market while being competitive with current retail energy prices.

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

To obtain the exclusive opportunity through December 31, 2006 to conduct due diligence, the Company made a $500,000 non-refundable payment to ENTECH in 2006 and another $500,000 payment in the second quarter 2007 to be used for operating and working capital requirements of ENTECH. Additional due diligence fees of $411,442 were recorded on the balance sheet through June 30, 2007, and along with the two $500,000 payments to ENTECH, resulted in a capitalized amount of $1,411,442 on the balance sheet at June 30, 2007, classified as deferred cost on proposed acquisition. Should the proposed acquisition not go forward in 2007, the capitalized amount would need to be immediately expensed in that year.

On May 25, 2007, the Company entered into a Letter of Intent to enter into an Agreement and Plan of Merger with ENTECH, Inc., a Delaware corporation (“ENTECH”) and a Delaware corporation which is our subsidiary (“Merger Sub”). In the merger, ENTECH will merge with and into Merger Sub and Merger Sub will survive the merger as a wholly-owned subsidiary of the Company. The Letter of Intent provides for an initial payment of $18.3 million by the Company to the stockholders of ENTECH upon the closing of the transaction and earn-out consideration, the terms of which have not been finalized. Of the $18.3 million initial payment at closing, $12 million will be paid by the Company in the form of the

Company’s Common Stock valued at the lower of (i) $.61 per share or (ii) the average of the per share closing prices of the Common Stock for the 10 full consecutive trading days ending 5 days prior to the date the definitive agreement is signed. Assuming a valuation of $.61 per share upon the execution of a definitive agreement, the stockholders of ENTECH will be entitled to receive 19,672,131 shares of the Company’s Common Stock. As a proposed subsidiary of the Company, ENTECH will maintain its identity, location, and business operations in both terrestrial and space solar energy. The Company anticipates that ENTECH will continue to perform its contract work for NASA, the U.S. Department of Defense, and other customers, as well as its internal R&D programs leading to improved future products.

On July 5, 2007 the Company announced that they have begun engineering procedures for the manufacturing line of ENTECH panels at their headquarters in Keller, TX for delivery of product in early 2008.

As of August 13, 2007, full closure of the acquisition of ENTECH by WorldWater cannot take place until new shares are authorized at the forthcoming Special Shareholder Meeting anticipated in October 2007.

Note (5)   Equipment and Leasehold Improvements

Equipment and leasehold improvements consist of the following at June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006
Office furniture and equipment	$98,872	$130,551
Vehicles	166,085	78,143
Computers	121,648	16,568
Leasehold improvements	7,080	5,453
	393,685	230,715
Less accumulated depreciation and amortization	(58,092)	(34,907)
Equipment and leasehold improvements, net	$335,593	$195,808

Depreciation expense for the three and six months ended June 30, 2007 were respectively $10,798 and $23,186, as compared to the same periods in 2006 at $5,079 and $10,279, respectively.

Note (6)   Intangible Assets

Intangible assets are listed below and associated accumulated amortization as of June 30, 2007 and December 31, 2006.

	June 30, 2007	December 31, 2006
Loan origination costs	$—	$287,688
Accumulated amortization	—	(287,688)
Loan origination costs, net	$—	$—

Non-compete agreement, customer list and trade name	$123,000	$123,000
Accumulated amortization	(76,333)	(56,333)
Non-compete agreement, net	$46,667	$66,667

Amortization expense for the three and six months ended June 30, 2007 and 2006 were both $10,000, and $20,000, respectively.

Note (7)   Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006
Accounts payable—contracts	$453,288	$2,328,963
Accounts payable—other	230,167	760,702
Accrued salaries	87,957	271,039
Accrued interest	224,322	268,501
Accrued warranty reserve	286,947	377,962
Accrued sales commission	—	190,140
Accrued sales & use taxes	244,699	302,000
Accrued project costs	1,338,759	143,890
Accrued project contingency	—	45,000
Preferred dividend payable	45,000	22,500
Accrued legal expenses	—	73,708
Other accrued expenses	147,000	78,472
Total	$3,058,139	$4,862,877

Note (8)   Long-Term Debt and Notes Payable

Long-term debt (including convertible debt) and notes payable, excluding related party transactions (see Related Party Transaction note below), consist of the following uncollateralized loans outstanding at June 30, 2007 and December 31, 2006:

					Option
					to Pay		Potential
					Interest		Number of
					in either	Conversion	Shares	December 31, 2006		June 30, 2007
		Stated	Effective		Common	Price of	Upon		Net		Net
Maturity	Holders	Interest	Interest	Interest	Stock	Common	Conversion	Face	Amount	Face	Amount
Date	of Loans	Rate	Rate	Period	or Cash	Stock	@ 6/30/07	Amount	Outstanding	Amount	Outstanding
2007	Funds & Qualified Individual Investors	10%	19-30%	Semi-Annual	Yes	$0.150	—	$185,050	$185,050	$—	$—
2008	Funds & Qualified Individual Investors	10%	19-30%	Majority Monthly	Yes	$0.15	1,333,333	200,000	200,000	200,000	200,000
On Demand	Qualified Individuals	0% to 10%	0% to 15%	Majority Monthy & Semi-Annual	No	N/A	N/A	30,347	30,347	19,614	19,614
On Demand	Qualified Individual Investors	10%	10%	Maturity	No	$0.400	132,500	53,000	53,000	53,000	53,000
Stated Maturity Date 1997	Qualified Individual Investor	8%	8%	Maturity	No	$0.400	125,000	50,000	50,000	50,000	50,000
Not Stated	Qualified Individual Investors	Not stated— imputed at 4.5%	4.50%	Not stated	N/A	$0.495	85,859	42,500	42,500	42,500	42,500
2010	Financial Institution	8%		Monthly principal & interest payments	No	N/A	N/A	38,456	38,456	32,270	32,270
						Total	1,676,692	$599,353	$599,353	$397,384	$397,384
							Less current portion		495,367		165,114
							Long-term portion		$103,986		$232,270

The maturities of long-term debt (face amount) as of June 30, 2007 are:

2007	$165,114
2008	200,000
2009	—
2010	32,270
Total	$397,384

Note (9)   Convertible Preferred Stock

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

Series C Convertible Preferred Stock

The Company issued 750,000 shares of Series C 6% Convertible Preferred Stock at $1.00 per share. The Series C 6% Convertible Preferred Stock proceeds were used to fund: (i) a $500,000 payment made to ENTECH, Inc. (“ENTECH”) to secure a binding Letter of Intent allowing the Company the opportunity to conduct due diligence for the proposed acquisition of all of the common shares of ENTECH by the Company or an affiliate; and (ii) due diligence expenses directly incurred in connection with the proposed acquisition transaction.

The Series C 6% Convertible Preferred Stock held by each subscriber is convertible on an all or none basis, into either: (i) common stock of the Company; or (ii) each holder’s proportionate share of a 6.5% interest in the entity formed for the purpose of purchasing the common shares of ENTECH. Each holder of the Series C 6% Convertible Preferred Stock may elect to convert into his or her proportionate share of a 6.5% interest in the entity formed to purchase the common stock of ENTECH during the 120 day period following the closing of the ENTECH transaction or, alternatively, may convert into the common stock of the Company at any time prior to January 1, 2009. The conversion price to be used for conversions into common stock of the Company will be equal to the closing bid price of the common stock on December 31, 2006, equal to $0.39 per share of our common stock.

Dividends on the Series C 6% Convertible Preferred Stock accrue at the annual rate of 6%, payable the first day of each month, except that during the period July 1, 2006 through June 30, 2007 dividends will be accrued but not paid. As of June 30, 2007, the Series C 6% Convertible Preferred Stock had accrued and unpaid dividends in the aggregate amount of $45,000, which were subsequently paid in July 2007.

Series D Convertible Preferred Stock

On November 30, 2006, the Company announced their entry into three agreements with EMCORE Corporation (“EMCORE”), involving EMCORE’s agreement to purchase up to 26.5% of WorldWater on a fully-diluted basis in exchange for $18 million. The three agreements entered into on November 29, 2006, are an Investment Agreement (the “Investment Agreement”), a Registration Rights Agreement (the “Registration Right Agreement”) and a Letter Agreement (the “Letter Agreement”, and together with the Investment Agreement and Registration Rights Agreement, the “Agreements”). The Boards of Directors of EMCORE and WorldWater each approved the Agreements.

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

On November 29, 2006, EMCORE invested $13.5 million in the Company, representing the first tranche of its $18 million investment, in return for which WorldWater issued to EMCORE (i) four million, eight hundred and ninety-two thousand, eight hundred and fifty-seven (4,892,857) shares of Series D Convertible Preferred Stock and (ii) five hundred and five thousand and forty-four (505,044) warrants (the “Tranche A Warrants”) to purchase five hundred and five thousand and forty-four (505,044) shares of Series D Stock.

The investment of the remaining $4.5 million second tranche (the “Tranche B Closing”) will be consummated subject to the execution of a definitive strategic agreement between the Parties and certain other conditions set forth in the Investment Agreement. The Parties currently expect the execution of the definitive strategic agreement and the Tranche B Closing to occur before the end of 2007. At the Tranche B Closing, WorldWater will issue to EMCORE (i) Series D Redeemable Preferred shares convertible into 11,250,000 shares of Common Stock and Warrants to purchase Redeemable Preferred Shares convertible into 2,812,500 shares of Common Stock.

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

The Series D Stock has the designations, preferences and rights set forth in the Certificate of Designation filed with the Secretary of State for the State of Delaware on November 29, 2006 (the “Certificate of Designation”). Pursuant to the Certificate of Designation, holders of Series D Stock have the following rights, among others: (i) the sole right and discretion to convert their shares of Series D Stock at any time and from time to time into such number of fully paid and non-assessable shares of common stock, par value $0.001, of WorldWater (the “Common Stock”) initially equal to such number of shares of Series D Stock multiplied by ten, subject to certain adjustments as more fully set forth in the Certificate of Designation including weighted average anti-dilution rights; (ii) the right to vote together with the holders of Common Stock as a single class on all matters submitted for a vote of holders of Common Stock; (iii) for so long as the beneficial ownership by the holders of Series D Stock (on a fully-diluted basis) does not fall below ten percent (10%) of the then outstanding shares of Common Stock, the exclusive right to elect two members of the Board of Directors of WorldWater; (iv) for so long as the beneficial ownership by the holders of Series D Stock (on a fully-diluted basis) is between five percent (5%) and ten percent (10%) of the then outstanding shares of Common Stock, the exclusive right to elect one member of the Board of Directors of WorldWater; (v) certain liquidation preferences as detailed in the Certificate of Designation; and, (vi) the right to receive dividends in an amount equal to the amount of dividends that such holder would have received had the holder converted its shares of Series D Stock into shares of Common Stock as of the date immediately prior to the record date for such dividend.

On November 29, 2006, the Company recorded a beneficial conversion on preferred stock dividends which needed to be recognized on the preferred shares of 48,928,570 and warrants of 505,044. After calculating the intrinsic value, in conjunction with utilizing the Black Scholes method, an adjustment of $3,184,642 was recorded as a preferred stock dividend.

Liquidation Preference

Upon liquidation, holders of the Series C and D Convertible Redeemable Preferred Stock will be entitled to the greater of (1) a per share amount equal to the original purchase price plus any dividends accrued but not paid and (2) the amount that the holder would receive in respect of a shares of Series C and D, preferred if immediately prior to dissolution and liquidation, all shares of Series C and D Convertible Redeemable Preferred Stock were converted into shares of common stock. The liquidation preference of Series C and D is $783,750 and $13,500,000, respectively at June 30, 2007.

Note (10)   Common Stock Transactions

Common stock transactions during the quarter ended June 30, 2007 consisted of the following:

		Price Per
	Shares	Share
Shares Issued and Outstanding December 31, 2006	149,359,052
Conversion of Convertible Notes	1,233,666	$0.15
Shares Issued for Capital Raise	10,900,000	0.50
Warrants Exercised	5,067,073	0.19
Shares Issued in lieu of payment of cash for interest	79,466	0.15
Stock Options exercised	2,549,128	0.21
Shares Issued as compensation for financial advisory and business development services	625,000	0.21
Shares Issued during the six months ended June 30, 2007	20,454,333	0.42
Shares Issued and Outstanding June 30, 2007	169,813,385

Note (11)   Warrant Transactions

The Company accounts for transactions with non-employees, in which financing, goods or services are the consideration received for the issuance of equity warrant instruments under the fair value method. The fair value of warrants issued is calculated using the Black-Scholes pricing model.  All warrants are exercisable.

In the six months ended June 30, 2007, the Company raised $963,537 through the exercise of 5,067,073 warrants at an average price of $.19 per share.

Warrant transactions consisted of the following during the six months ended June 30, 2007:

	Exercisable
	Warrants	Stock Price
Warrants Outstanding As of December 31, 2006	24,792,873	$0.15-0.50
Warrants Issued	3,500,000	0.50-0.85
Exercise of Warrants	(5,067,073)	0.15-0.50
Warrants Cancelled	(1,809,775)	0.15-0.50
Warrants Outstanding As of June 30, 2007	21,416,025	$0.15-0.85

Warrants outstanding expire as follows:

	Warrants	Strike
Year	Expiring	Price
2007	130,000	$0.15-0.30
2008	1,948,697	0.15-0.37
2009	12,218,468	0.15-0.41
2010	—	—
2011	3,618,860	0.22-0.38
2012	3,500,000	0.50-0.85
	21,416,025	0.15-0.85

Note (12)   Commitments and Guarantees

The Company’s commitments and guarantees as of June 30, 2007, for the remainder of 2007 and the years 2008 through 2010 and thereafter are estimated below:

Amounts rounded in thousands	2007	2008	2009	2010	2011	Thereafter	Total
Long-tem debt maturities (face amount)	$165,114	$200,000	$—	$32,270	$—	$—	$397,384
Employment obligations	292,500	585,000	585,000	250,000	250,000	—	1,962,500
Renewable Energy Credit guarantee obligations	73,113	64,701	64,701	64,701	55,329	1,413	323,958
Operating lease payments	186,218	321,900	285,900	267,900	267,900	937,650	2,267,468
Total	$716,945	$1,171,601	$935,601	$614,871	$573,229	$939,063	$4,951,310

Operating Leases

The Company’s executive office, research and development facility is housed in a 13,270 square foot site located at 55 Route 31 South, Pennington, New Jersey 08534. This facility is leased under an operating lease that expired on June 25, 2007. The Company has signed a new lease for 30,000 square feet on March 20, 2007. The facility is leased under an operating lease commencing July 1, 2007, and expiring June 30, 2015. The property is located at 200 Ludlow Drive, Ewing, New Jersey 08638. Until such time as the build-out in the Ewing facility is complete, the Company remains in Pennington on a month-to-month basis.

In September 2005, the Company acquired Quantum Energy Group in Applegate, California which included the transfer of their five-year lease expiring April 30, 2009, with two five-year options to extend the lease.

Employment Agreements

On December 18, 2006, the Company entered into a five-year employment agreement with Mr. Quentin Kelly, CEO, effective January 1, 2007. Adjusted compensation under the agreement is $250,000 annual salary and $1,200 per month auto allowance. Mr. Kelly participates in the Company “fringe benefits” including health coverage and the maintenance of a whole-life policy. The benefits continue if employment is terminated without cause or by reason of death or disability to Mr. Kelly or his estate for the remaining term of the agreement or a period of 24 months, whichever is longer. Bonus and participation in the Stock Option Plan are based upon the discretion of the Compensation Committee of the Board of Directors. Effective January 19, 2007, Mr. Kelly was granted 5,000,000 stock options at an exercise price of $0.40, fair market value at the date of the grant. These shares will vest twenty percent (20%) per year, with the first twenty percent (20%) vesting immediately upon the grant of the options and the remaining options vesting twenty percent (20%) per year on the annual anniversary of the initial grant

Included in accrued sales commissions as of December 31, 2006 is $58,622 owed to Mr. Kelly under a Management Services Fee Agreement expired on December 31, 2006, calling for a management services/sales incentive fee equal to one-half percent (0.5%) of the Company’s gross product revenues less any related product returns, rebates, allowances, freight charges, tariffs and sales taxes, not to exceed $250,000 per annum.

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

Note (13)   Contingencies

The Company is subject to various claims and suits from time to time in the ordinary course of its business. The Company is not aware of any pending or threatened litigation that could have a material adverse effect on the Company’s business, financial condition or results of operations.

Note (14)   Supplemental Disclosure of Cash Flow Information

	6 Months Ended June 30, 2007	6 Months Ended June 30, 2006
Cash paid for interest	$28,976	$72,911

Note (15)   Subsequent Event

On July 18, 2007, the Company signed a Letter of Intent with M&G Promociones de Vivienda Urbana S.A., a real estate developer in Spain, to build several solar farms in Lorca (Murcia), Spain over the next five years. The contract to be negotiated will reflect plans by M&G to build three 10-mega-watt (mW) farms over the next three years, with implementation starting in 2008 — 10mW each year - along with two 50mW farms in the fourth and fifth years. Negotiations will begin within weeks in Madrid to conclude the contract, which will be subject to conditions including financing, licensing and other commercial and permitting issues.

On July 12, 2007 the Company held an official groundbreaking ceremony for the construction of a large scale solar electric system at Fresno Yosemite International Airport. The 2mW installation is scheduled for completion by early 2008 and will be operated by WorldWater under a 20-year power-purchase contract awarded by the Fresno City Council.

On July 5, 2007 the Company began engineering procedures for the manufacturing line of ENTECH panels at ENTECH’s headquarters in Keller, TX for delivery of product in early 2008. Full closure of the acquisition of ENTECH by WorldWater cannot take place until new shares are authorized at the forthcoming Special Shareholder Meeting in October 2007.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Statements in this Management’s Discussion and Analysis, and elsewhere in this Quarterly Report on Form 10-Q concerning the Company’s outlook or future economic performance; anticipated profitability, gross billings, commissions and fees, expenses or other financial items; and, statements concerning assumptions made or exceptions to any future events, conditions, performance or other matters constitute forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, (1) that there can be no assurance that the Company will grow and/or manage its growth profitably, (2) risks associated with reliance on governmental regulations, (3) competition, (4) the Company’s results have fluctuated in the past and are expected to fluctuate in the future, (5) the loss of services of key individuals which could have a material adverse effect on the Company’s business, financial condition or operating results, and (6) risks associated with operating in emerging countries.

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

Importantly, the Company will continue work to develop innovative new products to meet customer needs, especially using new technology to clearly differentiate itself from current/competitive products.

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

Under the modified prospective approach, SFAS No. 123R applies to new grants of options and awards of stock as well as to grants of options that were outstanding on January 1, 2006 and that may subsequently be repurchased, cancelled or materially modified. Under the modified prospective approach, compensation cost recognized for the year ended December 31, 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested on, January 1, 2006, based on fair value as of the prior grant date and estimated in accordance with the provisions of SFAS No. 123R.

ACCOUNTING FOR INCOME TAXES

The Company is required to estimate its income taxes in each of the jurisdictions in which it operates as part of its condensed consolidated financial statements. This involves estimating the actual current tax in addition to assessing temporary differences resulting from differing treatments for tax and financial accounting purposes. These differences together with net operating loss carry-forwards and tax credits may be recorded as deferred tax assets or liabilities on the balance sheet. A judgment must then be made of the likelihood that any deferred tax assets will be recovered from future taxable income. To the extent that the Company determines that it is more likely than not that deferred tax assets will not be utilized, a valuation allowance is established. Taxable income in future periods significantly different from that projected may cause adjustments to the valuation allowance that could materially increase or decrease future income tax expense. As of June 30, 2007 and December 31, 2006, an allowance equal to 100% of the deferred tax asset was recorded.

RESULTS OF OPERATIONS—QUARTER ENDED JUNE 30, 2007 (Amounts are rounded to the nearest thousand)

Contract Revenue.   Contract revenue for the quarter ended June 30, 2007 amounted to $2,238,000, and represents 100% of the Company’s revenue. Residential projects account for $252,000 of contract revenue. All contract revenue was generated by domestic projects. The Company had contract revenue of $1,701,000 in the quarter ended June 30, 2006.

Grant Revenue.   The Company recognized no revenue in the second quarter of 2007. The company recognized $86,000 in the second quarter 2006 from the U.S. Trade and Development Agency (USTDA). The USTDA grant was specific to a pilot project for water supply in Sri Lanka. This project is designed to assess solar technology methods to provide safe, sustainable water supplies to people in six villages near the tsunami-ravaged southern coast of Sri Lanka.

Cost of Contract Revenue.   Cost of contract revenue consists primarily of third-party construction and installation expense, materials and supplies required for construction and component equipment, including solar panels, solar array, inverters, variable speed drives and meters.

Cost of Grant Revenue.   Cost associated with grant revenue consists primarily of third party subcontracted costs incurred for consulting expenses and prototype costs. The Company expenses internal research, engineering and development costs, as incurred. See Research and Development expense below.

Gross Profit (Loss) on Contracts.   The Company generated gross profit on contracts totaling $337,000 or 15%, as compared to the second quarter 2006, which generated a gross profit of $267,000 or 16%. The company attributes its slight decrease in gross profit margin from the first quarter 2007 to one specific project in the second quarter. The Company anticipates a margin more in line with the first quarter margin of 21% relating to jobs in the second half of 2007.

Gross Profit (Loss) on Grants.   No gross profit was recognized in the second quarter 2007. In the first quarter 2006 a gross profit of $10,000 was recorded, in conjunction with the USTDA grant.

Marketing, General and Administrative Expenses.   Marketing, general and administrative expenses (MG&A) for the quarter ended June 30, 2007, amount to $3,006,000, compared to $1,704,000 in the second quarter 2006, an increase of $1,302,000 or 76%. The quarter to quarter variances are primarily made up of increases in the following categories: salary and wages are up $330,000 due to increased headcount added to fulfill the upcoming high dollar projects; legal fees are up $198,000 mainly due to additional contract review work on large-scale proposals and an isolated case resolved in early 2007; general insurance is up $49,000 due to additional staff and increased coverages necessary for high dollar bid proposals; sales & marketing is up $87,000; T&E is up $105,000 due to increased travel surrounding new financing and project opportunities; recruiting expense is up $139,000 due to the addition of professional staff; consultants are up $159,000 due to Sarbanes compliance, as well as other new project related services needed; investor relations are up $75,000 due to increased capital raise activity.  There were an additional $160,000 of variances spread out over a series of general office expense accounts.

Research and Development Expense.   Research and development expense consists primarily of salary expense for internal personnel, and related personnel costs, as well as prototype costs incurred to improve the design of the Company’s installations, and expand the Company’s product line. Research and development are critical to the Company’s strategic objectives of enhancing its technology to meet the requirements of its targeted customers. The Company expects to maintain, if not increase, its current level of expenditure for research and development on a going-forward basis. Research and development expenses incurred in the quarter ended June 30, 2007 were $70,000, an increase of $7,000 over the second quarter of 2006. Increased production of the MobilMax and AquaMax product lines will continue to produce additional development costs through 2007 and beyond.

Loss from Operations.   In the quarter ended June 30, 2007, the Company incurred a loss from operations of $2,739,000, an increase of $1,249,000 or 84% over the $1,490,000 loss during the same period in 2006.  The increased loss is primarily due to increases in MG&A Expenses of $1,302,000, with details of that increase listed in the MG&A section above.

Warrant Exercise Inducement Fees.  There was no recorded expense in the second quarter 2007 as compared to $352,000 in the same period 2006.

Interest Income/(Expense), Net.   Interest Income/(Expense), Net, was ($37,000) for the quarter ended June 30, 2007, as compared to ($86,000) for the same period in 2006, a decrease of ($49,000). The decrease was due mainly to the positive effects of our cash raises in the fourth quarter 2006 and second quarter 2007, as well as significant decreases in debt being carried from 2006 to 2007.

Net Loss.   In the quarter ended June 30, 2007, the Company incurred a net loss of $2,776,000, an increase of $811,000 or 41% over the $1,965,000 loss for the comparable quarter in 2006. The increased loss is primarily due to the increases in MG&A of $1,270,000 over the same period in 2006, as described above.

Accretion of Preferred Stock Dividends.   In the quarter ended June 30, 2007, the Company recorded an increase in the amount of $11,000 relating to Series C 6% Convertible Preferred stock, as compared to $0 in the first quarter of 2006.

RESULTS OF OPERATIONS—SIX MONTHS ENDED JUNE 30, 2007 (Amounts are rounded to the nearest thousand)

Contract Revenue.   Contract revenue for the six months ended June 30, 2007 amounted to $3,187,000, and represents 100% of the Company’s revenue. Residential projects account for $458,000 of contract revenue. All contract revenue was generated by domestic projects. The Company had contract revenue of $3,599,000 in the same period in 2006.

Grant Revenue.   The Company recognized no revenue in the six months ended June 30, 2007. The company recognized $144,000 in the same period in 2006 from the U.S. Trade and Development Agency (USTDA). The USTDA grant was specific to a pilot project for water supply in Sri Lanka. This project is designed to assess solar technology methods to provide safe, sustainable water supplies to people in six villages near the tsunami-ravaged southern coast of Sri Lanka.

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

Gross Profit (Loss) on Contracts.   The Company generated gross profit on contracts totaling $537,000 or 17%, as compared to the same period in 2006, which generated a gross profit of $369,000 or 10%. The company attributes its increase in gross profit margin to securing larger and more lucrative contracts, and also via better contract review and negotiations taken on by a better trained and experienced staff.

Gross Profit (Loss) on Grants.   No gross profit has been recognized in 2007. In the first six months of 2006 a gross profit of $39,000 was recorded, in conjunction with the USTDA grant.

Marketing, General and Administrative Expenses.   Marketing, general and administrative expenses (MG&A) for the six months ended June 30, 2007, amount to $5,306,000, compared to $3,655,000 in the same period in 2006, an increase of $1,651,000 or 45%. The year to year variances are primarily made up of increases in the following categories; salary and wages are up $530,000 due to increased headcount needed to support the upcoming high-dollar projects; legal fees are up $367,000 mainly due to additional contract review work on large scale proposals and an isolated case resolved in early 2007; general insurance is up $105,000 due to additional staff and increased coverages necessary for high dollar bid proposals; sales & marketing is up $170,000 which includes an increase in travel, coinciding with numerous project opportunities; recruiting expense is up $139,000 due to the addition of professional staff; consultants are up $86,000 due to Sarbanes compliance, as well as other new project related services needed; investor relations are up $94,000 due to increased capital raise activity.  There were additional variances of $160,000 spread out over a series of general office accounts.

Research and Development Expense.   Research and development expense consists primarily of salary expense for internal personnel, and related personnel costs, as well as prototype costs incurred to improve the design of the Company’s installations, and expand the Company’s product line. Research and development are critical to the Company’s strategic objectives of enhancing its technology to meet the requirements of its targeted customers. The Company expects to maintain, if not increase, its current level of expenditure for research and development on a going-forward basis. Research and development expenses incurred in the six months ended June 30, 2007 were $118,000, a decrease of $34,000 over the same period in 2006. Increased production of the MobilMax and AquaMax product lines will continue to produce additional development costs over 2007 and beyond.

Loss from Operations.   In the six months ended June 30, 2007, the Company incurred a loss from operations of $4,886,000, an increase of $1,488,000 or 44% over the $3,398,000 loss during the same period in 2006.  The increased loss is primarily due to increases in MG&A Expenses of $1,651,000, with details of that increase listed in the MG&A section above.

Debt Sourcing Fees.  There was no recorded expense in the six months ended June, 2007 as compared to $195,000 in the same period 2006.

Warrant Exercise Inducement Fees.  There was no recorded expense in the six months ended June, 2007 as compared to $1,344,000 in the same period 2006.

Interest Income/(Expense).   Interest Income/(Expense), Net, was ($19,000) for the six months ended June 30, 2007, as compared to ($603,000) for the same period in 2006. This significant decrease is mainly due to the positive effect of our capital raises in the fourth quarter 2006, and second quarter 2007, along with significant decreases in long-term debt being carried from 2006 to 2007.

Net Loss.   In the six months ended June 30, 2007, the Company incurred a net loss of $4,906,000, a decrease of $634,000 or 11% over the $5,540,000 loss for the same period in 2006. The decrease is primarily due to the increases in MG&A of $1,651,000, offset by lower Interest Expense of $685,000, lower Warrant & Debt Sourcing Fees $1,538,000, and  over the same period in 2006, as described above.

Accretion of Preferred Stock Dividends.   In the six months ended June 30, 2007, the Company recorded an increase in the amount of $22,500 relating to Series C 6% Preferred stock, as compared to $0 in the same period in 2006.

HISTORICAL CASH FLOW ANALYSIS

The “Historical Cash Flows Analysis” section discusses consolidated cash flow from operations, investing activities and financing activities. Amounts have been rounded to the nearest thousand.

Cash Flows from Operating Activities

	Six Months ended June 30,
	2007	2006
Net Cash Used in Operating Activities	$(3,771,617)	$(3,033,698)

In the six months ended June 30, 2007, the Company had an increase in net cash used in operating activities of $737,919 in a period when the Company had an increase in net loss of $634,130. An analysis of the increased loss is above in the RESULTS OF OPERATIONS discussion. Below is a reconciliation of the increase in net cash used in operating activities.

Increases (decreases) in non-cash charges:
Beneficial conversion feature on convertible notes	$—
Stock-based employee compensation cost	(167,091)
Amortization of interest expense	(548,472)
Amortization of loan origination costs	(184,563)
Issuance of stock for services	(145,898)
Issuance of options and warrants for services	(58,137)
Share-based non-employee compensation cost	8,500
Amortization of deferred compensation	(15,000)
Issuance of stock in lieu of interest	(16,388)
Depreciation and amortization	12,907
Issuance of warrants as inducement for exercise	(1,216,189)
(2,330,331)
Changes in timing of cash receipts and disbursements related to working capital items	958,282
(1,372,049)
Change in net loss-2007 compared to 2006	634,130
Increase in net cash used in operating activities	$(737,919)

Cash Flows from Investing Activities

	Six Months ended June 30,
	2007	2006
Net Cash Used in Investing Activities	$(783,645)	(575,372)

In the six months ended June 30, 2007 and 2006, investing activities included the purchase of office equipment including computers and furniture for the increased workforce.

Cash Flows from Financing Activities

	Six Months ended June 30,
	2007	2006
Net Cash Provided By Financing Activities	$6,787,916	$3,386,576

In the six months ended June 30, 2007 and 2006, the Company financed its operations principally through the issuance of common stock as the result of private sales and the exercise of warrants and stock options. The Company accounts for transactions with non-employees, in which financing, goods or services are the consideration received for the issuance of equity warrant instruments under the fair value method. The fair value of warrants issued is calculated using the Black-Scholes pricing model.

On April 12, 2007, the Company initiated a private offering. A summary of the offering included 10,900,000 Shares of the Company’s Common stock issued at $0.50 per share, with a five-year warrant attached to purchase 3,500,000 Shares of the Company’s common stock at $0.50. Net proceeds from this offering amounted to $5,117,000. The net proceeds from this Offering are expected to be used by the Company primarily for working capital.

In the six months ended June 30, 2007, the Company raised $958,470 through the exercise of 5,067,073 warrants at an average price of $.19 per share.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2007, our current ratio was 4.74 compared to 2.87 at December 31, 2006. As of June 30, 2007, we had $12,500,698 of working capital compared to working capital of $10,553,807 as of December 31, 2006. Cash and cash equivalents were $8,003,249 as of June 30, 2007, as compared to $5,801,852 as of December 31, 2006.

The Company has historically financed operations and met capital expenditures requirements primarily through sales of capital stock and solar system equipment sales. Management plans to continue to raise funds through the sale of capital stock, and forecasts increased revenues.

We believe that our existing cash balance together with our other existing financial resources, including anticipated additional capital raises in 2007, and revenues from sales of our solar systems, will be sufficient to meet our operating and capital requirements beyond the second quarter of 2008. In light of our recent private placements of approximately $13.5 million of our convertible preferred stock in November 2006 and $5.1 million worth of common stock in April 2007, we believe that we shall have the necessary financing to meet our operating and capital requirements, at a minimum, into the second half of 2008.

On November 29, 2006, EMCORE invested $13.5 million in the Company, representing the first tranche of its $18 million investment, in return for which WorldWater issued to EMCORE (i) four million, eight hundred and ninety-two thousand, eight hundred and fifty-seven (4,892,857) shares of Series D Convertible Preferred Stock and (ii) five hundred and five thousand and forty-four (505,044) warrants (the “Tranche A Warrants”) to purchase five hundred and five thousand and forty-four (505,044) shares of Series D Stock.

The investment of the remaining $4.5 million second tranche (the “Tranche B Closing”) will be consummated subject to the execution of a definitive strategic agreement between the Parties and certain other conditions set forth in the Investment Agreement. The Parties currently expect the execution of the definitive strategic agreement and the Tranche B Closing to occur before the end of 2007. At the Tranche B Closing, WorldWater will issue to EMCORE (i) Series D Redeemable Preferred shares convertible into 11,250,000 shares of Common Stock and Warrants to purchase Redeemable Preferred Shares convertible into 2,812,500 shares of Common Stock.

Full closure of the second tranche cannot take place until new shares are authorized at the forthcoming Special Shareholder Meeting anticipated in October 2007.

In June, 2006, the Company announced that it has entered into a Letter of Intent (LOI) with ENTECH, Inc. of Keller, TX, to acquire all the outstanding stock of ENTECH upon completion of the necessary due diligence and after obtaining appropriate financing.

Full closure of the acquisition of ENTECH by WorldWater cannot take place until new shares are authorized at the forthcoming Special Shareholder Meeting anticipated in October 2007.

Below is a table of the potential issuable shares as of June 30, 2007:

As of June 30, 2007
Number of authorized common shares:	275,000,000
Less common shares outstanding:	169,813,385
Less potential issuable common shares:
Warrants	21,416,025
Debt conversion rights	1,676,692
Stock options	17,701,603
Preferred stock conversion rights	51,462,759
92,257,079
Available common shares to be issued:	12,929,536

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

In February 2007, the Company engaged RSM McGladrey, Inc., who will perform a Sarbanes-Oxley Act consulting engagement designed to assist the Company in its efforts to comply with SOX Section 404, “Management’s Assessment of Internal Controls.”  The engagement was designed with the understanding that the Company would meet the criteria for an accelerated filing, and that the Company’s external auditor will also be required to attest to the internal controls over financial reporting in the fiscal year ending December 31, 2007.

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

There was no grant revenue recognized in the first six months of 2007. Unsettled political conditions, social unrest, acts of terrorism, force majeure, war or other armed conflict, exploitation or other governmental actions, inflation, exchange controls or currency devaluation may result in increased business risk in these regions.

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

Effective January 1, 2007, the Company adopted Financial Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than fifty percent likely of being realized upon ultimate settlement. The interpretation also provides guidance on derecognition, classification, interest and penalties, and other matters. The adoption did not have an effect on the consolidated financial statements.There continues to be no liability related to unrecognized tax benefits at June 30, 2007, and no affect on the effective rate.

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

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are generally effective for gathering, analyzing and disclosing the information that the Company is required to disclose in the reports filed under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Such evaluation did not identify any change in the year ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting; however, there is one area of material weakness of concern.

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

The Company believes, as stated above, the limited number of projects completed in the quarter ended June 30, 2007, and the recruitment of its new CFO, Corporate Controller, Project Controller, Assistant Controller, Contract Analyst, and additional Accounts Payable Clerk, the Company’s disclosure controls and procedures are generally effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports filed under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. The Company agrees with its independent auditors that its system of internal control and reporting controls should be improved in line with expected continued growth in commercial operations and intends to take the following implementation steps to improve its accounting functions. The impact of the above conditions was relevant to the quarter ended June 30, 2007 and did not affect the results of this period or any prior period.

Mitigation Steps Being Implemented By the Company

In March 2007, the Company engaged Microstrategies, Inc. to provide an improved IT, financial reporting, and ERP system to enhance efficiencies and financial and operating controls as it works to implement Sarbanes-Oxley requirements and procedures.  System selection has been completed and the provider has begun the process of procurement and implementation, with an expected commencement date of January 1, 2008. For the remainder of 2007, as the Company continues to rely on QuickBooks. The Company will work in tandem with RSM McGladrey, Inc., the Company’s Sarbanes consultant, and its external auditors to mitigate any control issues that may arise.

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

ITEM 1a.    RISK FACTORS

None.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the quarter ended June 30, 2007, the Company issued 17,770,085 shares of common stock at a weighted average price of $0.44  per share.

In the quarter ended June 30, 2007, Company initiated a private offering. A summary of the offering included 10,900,000 Shares of the Company’s Common stock issued at $0.50 per share, with a five-year warrant attached to purchase 3,500,000 Shares of the Company’s common stock at $0.50. Net proceeds from this offering amounted to $5,117,000. The net proceeds from this offering are expected to be used by the Company primarily for working capital.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT WORLDWATER’S MARKET RISK

WorldWater is exposed to certain market risks arising from transactions it has entered into in the normal course of business. These risks primarily relate to fluctuations in commodity prices.

Foreign Currency Transaction Risk

WorldWater does not believe it is exposed to foreign currency exchange risk because all of its sales and purchases are denominated in United States dollars.

Commodity Price Risk

WorldWater is subject to market risk from fluctuating market prices of certain raw materials. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. WorldWater endeavors to recoup these price increases from its customers on an individual contract basis to avoid operating margin erosion. WorldWater has historically not entered into any contracts to hedge its commodity risk although it may do so in the future. Commodity price changes can have a material impact on WorldWater’s prospective earnings and cash flows.

ITEM 4.                DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6.                OTHER INFORMATION

None.

ITEM 7.                    EXHIBITS

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

WorldWater & Power Corp.
(Registrant)

By:	/s/ QUENTIN T. KELLY	Date:	August 13, 2007
Quentin T. Kelly
Chief Executive Office/ Chairman of the Board

By:	/s/ LARRY L. CRAWFORD		August 13, 2007
Larry L. Crawford
Executive Vice President/Chief Financial Officer