Form 10-K/A
period 2006-12-31
WORLDWATER & SOLAR TECHNOLOGIES CORP.
filed 2007-11-02
CIK 811271

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A

Amendment No. 2

ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission file number: 000-16936

WorldWater & Solar Technologies Corp.
(Name of small business issuer in its charter)

Delaware	33-0123045
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
200 Ludlow Drive, Ewing, NJ	08638
(Address of principal executive offices)	(Zip Code)

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

        As of March 30, 2007 the Registrant had outstanding 151,395,297 shares of Common Stock and 51,462,759 shares of Preferred Stock.

DOCUMENTS INCORPORATED BY REFERENCE

        None.

        Transitional Small Business Disclosure Format (check one) Yes ☐ No ☒

TABLE OF CONTENTS

PART I		4
ITEM 1. DESCRIPTION OF BUSINESS		4
a)	Overview	4
b)	Major Customers By Geographic Location	5
c)	Implementation Strategy	8
d)	Products and Services	8
e)	Marketing	9
f)	Research and Development	9
g)	Intellectual Property	10
h)	Source And Availability of Components	10
i)	Competitive Conditions Affecting the Company	10
j)	Subsidiaries	11
k)	Government Regulations	11
l)	Employees	11
m)	Risks and Uncertainties	11
ITEM 2. DESCRIPTION OF PROPERTIES		17
ITEM 3. LEGAL PROCEEDINGS		17
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS		17
PART II		18
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS		18
a)	Price Range of Common Stock	18
b)	Holders of Common Stock	18
c)	Dividends	18
d)	Preferred Stock	18
ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATION		21
OVERVIEW		21
CRITICAL ACCOUNTING POLICIES AND ESTIMATES		22
REVENUE RECOGNITION		22
ALLOWANCE FOR DOUBTFUL ACCOUNTS		22
ACCOUNTING FOR INCOME TAXES		23
SELECTED FINANCIAL DATA		23
RESULTS OF OPERATIONS		24
COMPARISON OF YEARS ENDED DECEMBER 31, 2006 AND 2005		25
HISTORICAL CASH FLOW ANALYSIS		27
LIQUIDITY AND CAPITAL RESOURCES		28
COMMITMENTS AND GUARANTEES		29
INCOME TAXES		29
PROPOSED ACQUISITION		29
RECENT ACCOUNTING PRONOUNCEMENTS		30
ITEM 7. FINANCIAL STATEMENTS		32
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE		67
ITEM 8A. CONTROLS AND PROCEDURES		67
PART III		69
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT		69
ITEM 10. EXECUTIVE COMPENSATION		72
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS		75
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS		76
ITEM 13. EXHIBITS		77
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES		79

EXPLANATORY NOTE

Restatement of Financial Statements due to Review of a Convertible Debt Instrument

        The Company has re-evaluated its accounting for its July 2005 convertible debentures. In reviewing the accounting treatment, the Company determined that the embedded conversion options did not require bifurcation and fair value accounting in accordance with FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", and EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Own Stock". The Company concluded that EITF 00-27: "Application of Issue No. 98-5 to Certain Convertible Instruments" ("EITF 00-27") should have been applied.

        The Company initially calculated the Beneficial Conversion Feature ("BCF) using the guidance in EITF 98-5, which stated that the BCF is amortized over the life of the debt or immediately if the debt is convertible immediately. The Company failed to apply the guidance in EITF 00-27 (Issue #6), which states that EITF 98-5 should be modified to require the discount related to the BCF to be accreted from the date of issuance to the stated redemption date regardless of when the earliest conversion date occurs using the effective interest method.

        The Company noted another error whereby the total amount of the debt discount attributed to the debt ($3,072,964) exceeded the proceeds allocated to the debt ($2,171,453). EITF 98-5, paragraph 6 indicates that the amount of the discount assigned to the BCF is limited to the amount of the proceeds allocated to the convertible instrument.

        Lastly, the value of the warrants related to the debt discount ($1,428,547) were amortized over the life of the debt using the straight-line method and not the effective interest method.

        The total impact of this restatement on the Company's statement of operations was to decrease the net loss applicable to common stockholders for the year ended December 31, 2005 by approximately $3,800,000, and to increase the net loss applicable to common stockholders by approximately $2,800,000 for the year ended December 31, 2006.

        Additionally, the Company will restate the interim financial statements for the quarterly and year-to-date periods ended March 31, 2006, June 30, 2006 and September 30, 2006 that will be included in its quarterly reports on Form 10Q for the comparable quarters and year-to-date in our current fiscal year.

PART I.

ITEM 1.    DESCRIPTION OF BUSINESS

a)    OVERVIEW

        WorldWater & Power Corp. ("WorldWater/Company") is an international solar engineering and project management company with unique, high-powered solar electric technology and expertise, providing alternative energy solutions to a wide variety of customers in both domestic and international markets. Until 2002, WorldWater's business was focused exclusively on providing developing countries with water and power solutions. Since then, following power advances in its technology, the Company has placed increasing emphasis on domestic markets, principally in California, New Jersey, and their surrounding states, and is addressing the needs of residential, commercial and industrial customers, in both the public and private sectors. The Company will continue to selectively submit proposals to various foreign governments in need of solving critical water supply and energy problems using the Company's proprietary solar technology.

        With significantly rising energy prices and related shortages, along with significant state and federal incentives, and utility company rebate programs, domestic markets have emerged as the Company's highest priority. The Company believes it is uniquely positioned to deliver a wide range of product and service offerings, from solar-powered equipment and installations, both fixed and mobile, to large-scale, turnkey solar energy and water system solutions, specializing in variable frequency drive (VFD) applications that deliver high customer value. The foundation and enabler for these offerings is WorldWater's substantial technical expertise and proprietary solar technology, including its AquaMax™ System, AquaDrive™ Controller, AquaMeter™ Water Meter, and MobileMaxPure™.

        The Company's patented AquaMax™ solar electric system, capable of operating pumps and motors up to 1,000 hp for irrigation, refrigeration and cooling, and water utilities, make it a breakthrough product delivering mainstream pumping capacity powered by solar technology. The AquaMax™ System has an electronic board that reads and translates the output of direct current (DC) from solar panels, converting the flow into alternating current (AC) for delivery to the electric grid, water pumps or any 3-phase AC motor. These hybrid solar irrigation pumps are able to operate on solar alone or in combination with the electric grid or diesel generators. Among the unique advantages of the Company's proprietary solar technology is that, in the event of a grid outage, load can be seamlessly and automatically transferred to the solar electric system for continued operation without interruption and without operator intervention.

        WorldWater's proprietary technology permits the use of high power (up to 1,000 hp) AC motors and pumps, an option previously unavailable from solar power. AC pumps are widely available in countries throughout the world, allowing replacement pumps and parts to be supplied on a local basis. Other forms of solar-powered photovoltaic (PV) pumping systems currently available use less reliable and less durable DC pumps or custom AC pumps, which are more costly and not commonly in use.

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

        When a farmer is not irrigating, the sun is developing electricity through WorldWater's system, and the power is returned to the electric utility for credit, a form of storage for later use, or for direct utility bill credit (depending upon the state). This process is called net metering and is already in operation in New Jersey and California as well as 38 other states. By automatically switching between solar and other power sources, the AquaMax™ enables a farmer to protect against a loss of irrigation ability during daylight power shortages or blackouts. The functionality of this technology goes far beyond the agricultural applications and is extremely well-suited for a wide range of industrial and commercial uses.

        WorldWater's continuing commitment to its technology and innovation is demonstrated in the development of the MobileMaxPure™, a self-contained, trailer-mounted solar-powered system designed to pump and purify water for both drinking and food preparation. This system has the ability to draw surface water from contaminated city resources, lakes, streams, canals, ponds, rivers, wells or other sources and turn it into clean, drinkable water for thousands of people per day. A predecessor of Mobile MaxPure was and is still being used in the recovery efforts in Waveland, MS in the U.S. Gulf Coast in the wake of Hurricane Katrina.

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

          Consistent with the Company's focus on domestic projects, and specifically in California, and surrounding states, WorldWater, in September 2005, through its wholly-owned subsidiary, WorldWater Holdings Inc., acquired the assets of MJD Solutions, Inc., a Nevada Corporation, doing business as Quantum Energy Group (Quantum). Quantum, based in Applegate, California, is a solar energy, construction and project management company, and will assist in the sales, design and installation of residential, commercial, and institutional solar projects.

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

          The Company had one project with recognized revenue of $418,688 in progress as of December 31, 2006 which was completed in the first quarter of 2007. This project is the Company's first venture into the poultry market and is anticipated to lead to more projects within this industry.

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

          In 2005, the Company was awarded a $360,000 grant by the U.S. Trade and Development Agency (USTDA) to support completion of a pilot project for water supply in Sri Lanka. Billings of $213,054 were rendered as of December 31, 2006. Revenue of $191,873 was recognized in 2006; the remaining revenue is expected to be recognized in 2007. The project is designed to assess the hydro-geological conditions of the project area, and to provide safe, sustainable water supplies to people in six villages near the tsunami-ravaged southern coast of Sri Lanka. Subject to satisfactory results of WorldWater's ground water assessment study, WorldWater anticipates further contracts with the Ministry of Urban Development and Water Supply to pump and deliver water to 13,600 people in approximately 4,000 households in the six villages through use of its AquaMax™ solar water pumping systems.

PROPOSED ACQUISITION

        In June, 2006, the Company announced that it has entered into a Letter of Intent (LOI) with ENTECH, Inc. of Keller, TX ('ENTECH'), to acquire all the outstanding stock of ENTECH upon completion of the necessary due diligence and after obtaining appropriate financing. ENTECH, a private company formed in 1983, is a developer and manufacturer of advanced concentrating solar photovoltaic and thermal technologies for terrestrial and space power applications. ENTECH has developed concentrator solar power systems, supplied solar power for space missions for NASA, and installed ground-based concentrating solar systems in North America.

        With the combined technologies of the Company and ENTECH, we believe our solar systems will be capable of generating and delivering electrical and thermal energy on site at prices competitive to retail prices without relying on government sponsored rebates. ENTECH's patented concentrator technology allows for the installation of large solar "farms" with greatly reduced requirements for solar cell materials (silicon or multi-junction). Due to the advantages of ENTECH's concentrator, a significantly lessor amount of silicon used in flat plate solar modules is required by current ENTECH modules to generate the same electrical power. Consequently, the ENTECH technology greatly lessens the impact of the silicon material shortage currently constricting flat plate solar panel supply. ENTECH concentrators utilize a two-axis tracker to follow the sun's position throughout the day, maximizing energy production.

        ENTECH's technology can produce photovoltaic electricity, or thermal energy (heat) for commercial uses such as for heating and/or air conditioning. When applied in a combined fashion for onsite power applications, the cost to the customer can be significantly less for electricity generated and for BTU of heat provided versus separate competing systems currently on the market while being competitive with current retail energy prices.

        It is the Company's intention to purchase ENTECH through a newly-formed subsidiary. The financing of the acquisition is intended to be based solely on the business prospects and assets of the acquired entity, ENTECH.

        As a proposed subsidiary of the Company, ENTECH will maintain its identity, location, and business operations in both terrestrial and space solar energy. The Company anticipates that ENTECH will continue to perform its contract work for NASA, the U.S. Department of Defense, and other customers, as well as its internal R&D programs leading to improved future products.

        To obtain the exclusive opportunity through December 31, 2006 to conduct due diligence, the Company made a $500,000 non-refundable payment to ENTECH to be used for operating and working capital requirements of ENTECH. Additional due diligence fees of $290,769 were recorded on the balance sheet as of December 31, 2006; and along with the $500,000 payment to ENTECH, left a capitalized amount of $790,769 as a balance sheet asset on December 31, 2006, classified as deferred cost on proposed acquisition. Should this acquisition not go forward in 2007, the capitalized amount would need to be expensed in that year.

        As of March 30, 2007, the company is continuing to negotiate the acquisition of ENTECH.

c)     IMPLEMENTATION STRATEGY

        James S. Farrin was appointed Interim CEO on January 23, 2006, with Quentin T. Kelly, the founder of the Company, retaining the Chairman's role.

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

        Upon Mr. Farrin's departure, Mr. Kelly resumed the role of CEO.

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

d)    PRODUCTS AND SERVICES

  SOLAR POWER SYSTEMS

          WorldWater's photovoltaic (PV) net-metering systems are designed to "zero out" electrical usage charges for residential, commercial, industrial, and governmental applications. Such electrical usage charges are reduced and potentially eliminated because the systems generate clean electricity from the sun and, when the power from the sun exceeds the amount consumed by the facility, are able to "spin the meter backwards," thus accumulating credit from the local electric utilities. These systems allow organizations to manage their present and future energy costs by significantly reducing the energy purchased from the utility. Therefore, hedging escalation of electricity charges over time, the net-metered client will be significantly less affected.

  SOLAR WATER SYSTEMS

          AquaMax™ high yield hybrid irrigation pumps take solar water pumping systems to unprecedented production levels. WorldWater has the technological capability to drive motors and pumps up to 1,000 hp, delivering thousands of gallons of water per minute by solar energy alone, or in automatic combination with the electric grid or diesel generators. Irrigating fields in remote areas with solar power requires no fuel costs, limited maintenance, while generating no noise and no pollution. With WorldWater's hybrid systems, if sunlight is not available or decreases as a result of cloud cover, the AquaMax™ can automatically switch to an alternate power source: diesel generation, batteries, or the electric grid.

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

          WorldWater has crossed another technological threshold in the deployment and use of photovoltaics into previously conventional electricity areas. Idyllwild Water District in California is the first water utility to be fully self-sustainable by solar power, in addition to saving up to 70% of the electricity costs of its operation. This is due to WorldWater's technology running its booster pumps and operating its major wells while also being available to perform net metering while providing back-up power capability in the event of grid power interruption. Should the grid fail, disengagement from the grid will occur and power will be assumed by the solar equipment, allowing operations to continue running until the electric grid is restored, with solar power eliminating the use of diesel or natural gas during this potentially peak demand period. WorldWater believes it is uniquely positioned to provide this service to the water utility market, as well as the agricultural market.

e)     MARKETING

        Today, the price of the WorldWater commercial systems marketed in California and New Jersey range from approximately $300,000 to several million dollars. Residential solar installations average $30,000 to $50,000. In California, WorldWater has a sales and technical support office in Applegate, north of Sacramento. WorldWater's east coast and international operations are managed from its headquarters in Pennington, NJ.

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

  •
  Installing the Company's proprietary solar products;

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

g)     INTELLECTUAL PROPERTY

        WorldWater has obtained six patents and continuations-in-part for its newly developed electronics systems and has filed for protections of its patents. WorldWater engineers Thomas McNulty, Sr., Dr. Anand Rangarajan, Douglas Williams, and Quentin T. Kelly, Chairman and Chief Executive Officer, together with Princeton University engineers, have been issued patents, all of which are assigned to WorldWater. Among other patents, the Company holds patents on the electronic board controller AquaDrive™ of the AquaMax™ system and on an electronic board that allows, in case of the interruption of service in an AC grid power system, the automatic transfer to solar-powered systems for uninterrupted operation of motors and other power loads. The following table shows the Company's existing patents and pending patent applications.

INTELLECTUAL PROPERTY

Patent Title	Domestic/ International	Patent File No.	Status	Expiration
Solar Thermal Powered Water Pump	Domestic	U.S. 5,163,821	Granted	2011
Bias controlled DC to AC converter and systems	Domestic	US 6,275,403	Granted	2018
Switchable Multiple Source Power Supply	Domestic	US 6,583,522	Granted	2020
Bias controlled DC to AC converter and systems	Int'l Philippines	1-1999-03261	Granted	2019
No load motor cutoff method and apparatus	Domestic		Pending
AC/DC Hybrid Power System	Domestic	US 7,145,265 B2	Granted	2025
Maximum Power Point Motor Control	Domestic	US 7,148,650 B1	Granted	2025
Multiple Motor Operation using Solar Power	Domestic		Pending
Using a Variable Frquency for Non motor Loads	Domestic		Pending
Mobile MaxPure	Domestic		Pending/Provisional
Solar Power Control Using Irradiance	Domestic		Pending

h)    SOURCE AND AVAILABILITY OF COMPONENTS

        The solar modules used in the Company's systems are composed of silicon and other photovoltaic materials. Suppliers of solar modules include Sharp Electronics, GE Energy LLC, SolarWorld (formerly Shell Solar), Kyocera, BP Solar, SunTech, RWE Schott, and EMCORE Corporation ("EMCORE"). WorldWater orders solar modules and related articles from several suppliers and has not entered into any exclusive term supply contracts, except that WorldWater has entered into a letter agreement with EMCORE under which EMCORE will be the Company's exclusive supplier of multi-junction cells subject to certain conditions.

        Sub-contractors currently manufacture components of the AquaMax™ systems in the United States. WorldWater will continue to source components, specifically solar modules, worldwide, based on quality and cost considerations.

i)     COMPETITIVE CONDITIONS AFFECTING THE COMPANY

        The Company's products compete with both conventional power generation and other renewable energy technologies. The main competitive technologies are fossil-fuel generators, and electric grid extension. The cost of installing a solar energy system may be more or less than the cost of an electric grid extension, depending on the particular installation. However, the life-cycle cost benefit of the solar-driven motor or pump is the reduction in ongoing electric costs. Solar generation is a hedge against escalation in fossil fuel prices, without the negative pollution attributes. The initial cost of acquiring a diesel pump is less than the initial cost of a solar pumping system, but the ongoing incremental operating and maintenance costs of the diesel pump are greater and, in remote areas, the supply of fuel and spare parts are not always readily available.

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

Intellectual Property Rights

        The Company relies on a variety of intellectual property rights in the performance of its product and service delivery to its customers. The Company may not be able to preserve these intellectual property rights in the future and these rights could be invalidated, circumvented or challenged. In addition, the laws of some foreign countries in which our equipment may be sold do not protect intellectual property rights to the same extent of the United States. Failure to protect the Company's proprietary information and successfully defend challenges or infringement proceedings against the Company could materially and adversely affect the Company's competitive position.

Technological Developments

        The market for our equipment and services is characterized by continual technological developments to provide better and more reliable performance and services. If the Company is not able to design, develop, and produce commercially competitive products and complete installation in a timely manner in response to changes in technology, the business and revenues could be materially and adversely affected. Similarly, if the Company's proprietary technologies and equipment become obsolete, it may no longer be competitive and its business and revenues could be materially and adversely affected.

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

Government Incentives

        The competitiveness of our technology and equipment is very much dependent upon governmental and utility rebates and incentives. If these rebates and incentives were to be materially reduced or eliminated, the Company's business and revenues could be materially and adversely affected.

Effective Internal Controls

        Effective internal controls are necessary for the Company to provide reliable financial reports. In addition, Section 404 of the Sarbanes-Oxley Act of 2002 requires the Company to evaluate and report on its internal controls over financial reporting and have its independent auditors annually attest to its evaluation, as well as issue their own opinion on the Company's internal controls over financial reporting, beginning with our Annual Report on Form 10-K for the year ending December 31, 2007.

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

        In February 2007, the Company engaged RSM McGladrey, who will perform a Sarbanes-Oxley Act Consulting engagement designed to assist the Company in its efforts to comply with SOX Section 404, "Management's Assessment of Internal Controls." The engagement was designed with the understanding that should the Company meet the criteria for an accelerated filing, the Company's external auditor will also be required to attest to the internal controls over financial reporting in the fiscal year ending December 31, 2007.

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

RISK FACTORS

We have historically incurred losses and losses may continue in the future.

        Since 1997, we have lost money. In the fiscal year ended December 31, 2006, we sustained losses from operating activities of $5,257,298; the accumulated deficit as of December 31, 2006 was $48,265,003. Future losses are likely to occur. Accordingly, we may experience significant liquidity and cash flow problems and additional operating losses if we are not able to raise additional capital as needed and on acceptable terms and, in such events, our operations may be reduced or curtailed.

If we are unable to raise additional capital to finance operations, our business operations will be curtailed.

        Our operations have relied almost entirely on external financing to fund our operations. Such financing has historically come from a combination of borrowings from, and sale of common stock to, third parties. We will need to raise additional capital to fund our anticipated operating expenses and future expansion. Among other things, external financing will be required to cover our operating costs. The sale of our common stock to raise capital may cause dilution to our existing shareholders. Our inability to obtain adequate financing will result in the need to curtail business operations. Any of these events would be materially harmful to our business and may result in a lower stock price.

Our common stock may be affected by limited trading volume and may fluctuate significantly.

        There has been a limited public market for our common stock, and an active trading market for our common stock may not develop. As a result, this could reduce our shareholders' ability to sell our common stock in short time periods, or possibly at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations which could reduce the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially.

Failure to retain or attract key personnel will have a material negative impact on the sales, development and enhancement of our products.

        Our future success depends, in significant part, on the continued services of Quentin Kelly (our Chairman and Chief Executive Officer) and several other key officers. We may not able to find an appropriate replacement for any of our key personnel. Any loss or interruption of our key personnel's services could have a material negative impact on our ability to develop our business plan. The Company maintains a key man life insurance policy on Quentin Kelly in the amount of $1,100,000.

        In addition, our business plan relies heavily on attracting and retaining industry specialists with extensive technical and industry experience and existing relationships with many industry participants. Our business plan also relies heavily on attracting and retaining qualified technical employees so we can fully develop and enhance our technology. The markets for many of our experienced employees are extremely competitive. The sale of our products, and the future development and enhancement of our products will be limited if we are not successful in our efforts to recruit and retain the personnel we will need.

Our projects require substantial up-front costs before any revenues will be realized.

        A significant portion of our revenue is expected to be derived from projects which require significant up-front expense to us. Revenues are not realized until the projects or certain significant milestones are met or are completed. Our failure, or any failure by a third-party with which we may contract, to perform services or deliver our products on a timely basis could result in a substantial loss to us.

We may not be able to protect our intellectual property rights, and we inadvertently may be infringing on the intellectual property rights of others, which could result in significant expense and loss of intellectual property rights.

        If a court determines that we infringed on the rights of others, we may be required to obtain licenses from such other parties and may be required to pay significant sums as damages to such parties. The persons or organizations holding the desired technology may not grant licenses to us or the terms of such licenses may not be acceptable to us. In addition, we could be required to expend significant resources to develop non-infringing technology, or to defend claims of infringement brought against us.

        We rely on the registration of trademarks and trade names, as well as on trade secret laws and confidentiality agreements with our employees. In addition, we may need to expend significant resources to protect and enforce our intellectual property rights.

Any failure to meet the technological requirements of our customers may hinder sales of our products.

        Our ability to continue to increase sales and use of our products is dependent on the advancement of our existing technology. In order to obtain and maintain a significant market share, we are required to continually make advances in technology. Any failures in such research and development efforts could result in significant delays in product development and have a material adverse effect on us. We may encounter unanticipated technological obstacles which either delay or prevent us from completing the development of our products and processes.

Competitive conditions affecting WorldWater may limit our growth and profitability.

        Our products compete with both conventional and solar technologies that generate electric power. The main competitive technologies are diesel or gasoline generators and electrical grid line extension.

        The cost of installing a solar array to drive a pump or motor may be more or less than the cost of grid line extension, depending upon the extent of the grid line extension. However, the cost of operating a pump or motor driven by solar power is less expensive than the cost of running a conventional electric pump or motor because of the on-going cost of electric energy from the local electric utility. It should be noted that the cost of electric line extension is usually subsidized by government authorities, which can impact our ability to compete with installation costs.

        The initial cost of acquiring a diesel pump or motor is less expensive than the initial cost of a solar pump. However, the operations and maintenance cost of the diesel pump or motor is greater than a solar driven pump or motor; in remote areas, availability of fuel and spare parts are also unreliable. An end user can pay off the higher installation cost of the solar driven pump or motor over time from the savings otherwise spent on operations and maintenance of the diesel pump.

        Our proprietary technology permits use of "off-the-shelf" AC pumps and motors—AC driven pumps and motors are available in countries throughout the world, allowing replacement and maintenance parts to be supplied on a local basis. Other forms of solar powered photovoltaic (PV) pumps and motors currently available use less reliable and less durable DC pumps and motors or custom AC pumps which are more costly and not readily available in most developing countries.

        In many regions of the world, competitive products are not available. In those markets where competition exists, the most commonly encountered competitors are Grundfos A/S of Denmark, a manufacturer of a large range of water pumps including a solar pump line, and Aero-Environment of California, which produces AC pumps. There are a number of other solar pump companies including Solar Jack of the US, Sun Motor of Canada, Southern Cross of Australia, and Total Energie from Europe which produce DC powered pumps. Our competitors generally have far greater financial resources, more experienced marketing organizations and a greater number of employees than we do.

        We may not be successful in competing with these competitors for new customers or in retaining existing customers. Our results of operations will likely suffer if we cannot compete with larger and better-capitalized companies.

Our marketing efforts in developing nations have encountered significant obstacles that have impeded sales.

        In addition to our marketing efforts in the United States, we market our products to developing nations. The ability of these customers to order and pay for our products and services is dependent on a variety of factors including government approval, adequate funding and vigorous testing procedures. We have experienced significant obstacles in marketing products and services in developing nations, including delays caused by budget constraints, bureaucratic inefficiencies and regime changes.

Our directors are not personally liable and are indemnified for breach of fiduciary duties.

        Our Certificate of Incorporation provides, as permitted by the Delaware General Corporation Law ("the DGCL"), and with certain exceptions, that our directors shall not be personally liable to us or our stockholders for monetary damages for breach of fiduciary duty as a director. These provisions may discourage our stockholders from bringing suit against a director for breach of fiduciary duty and may reduce the likelihood of derivative litigation brought by stockholders against a director. In addition, our bylaws provide for mandatory indemnification of directors and officers to the fullest extent permitted by the DGCL.

We depend on a limited number of suppliers of components for our systems, and any delay in supply could affect our ability to fill orders.

        We currently purchase parts and materials from a limited number of suppliers. In addition, although historically we have not been dependent on any one supplier or group of suppliers of components for our systems, we may become dependent in the future. The inability to obtain certain components on a timely basis would limit our ability to complete projects in a timely manner.

No dividends have been paid by the Company.

        We have never paid, nor do we anticipate paying, any cash dividends on our common stock. Future debt, equity instruments or securities may impose additional restrictions on our ability to pay cash dividends.

Delaware law and our charter may inhibit a takeover of our company that stockholders may consider favorable.

        Provisions of Delaware law, such as its business combination statute, may have the effect of delaying, deferring or preventing a change in control of our company, even if such transactions would have significant benefits to our stockholders. As a result, these provisions could limit the price some investors might be willing to pay in the future for shares of our common stock.

We are subject to foreign exchange rate fluctuations that may result in losses.

        Operations overseas are subject to foreign currency exchange rate fluctuations. With respect to the Philippine currency, we will transfer funds to our Philippine subsidiary on an as needed basis and to the extent funds are available to avoid significant exposure to currency fluctuations. We may suffer losses due to adverse foreign currency exchange rate fluctuations.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results. As a result, current and potential stockholders could lose confidence in our financial reporting, which could harm our business and the trading price of our common stock.

        Effective internal controls are necessary for us to provide reliable financial reports. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. In addition, Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting and have our independent auditors annually attest to our evaluation, as well as issue their own opinion on our internal controls over financial reporting, beginning with our Annual Report on Form 10-KSB for the fiscal year ending December 31, 2007. We are preparing for compliance with Section 404 by strengthening, assessing and testing our system of internal controls to provide the basis for our report. The process of strengthening our internal controls and complying with Section 404 is expensive and time consuming, and requires significant management attention. We cannot be certain that these measures will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Furthermore, as we rapidly grow our business, our internal controls will become more complex and will require significantly more resources to ensure our internal controls overall remain effective. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our auditors discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market's confidence in our financial statements and harm our stock price.

ITEM 2.    DESCRIPTION OF PROPERTIES

        The Company's executive office, research and development facility is housed in a 30,000 square foot site located at 200 Ludlow Drive, Ewing, New Jersey 08638. The facility is leased under an operating lease commencing July 1, 2007, and expiring June 30, 2015. The Company also occupies 13,270 square feet at 55 Route 31 South, Pennington, NJ 08534. This facility is leased under an operating lease expiring on June 25, 2007.

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

        Although WorldWater is involved in ordinary, routine litigation from time to time incidental to its business, it is not presently a party to any other legal proceeding, the adverse determination of which, either individually or in the aggregate, would be expected to have a material adverse affect on the Company's business or financial condition.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

PART II.

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

a)    Price Range of Common Stock

        The Company's common stock is included on the National Association of Securities Dealers Automated Quotation OTC Bulletin Board under the symbol "WWAT.OB." The following table sets forth the quarterly high and low closing bid prices for the common stock as reported on the OTC Bulletin Board for the periods indicated. These prices are based on quotations between dealers, and do not reflect retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

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

d)    Preferred Stock

        As of October 1, 2004, the Series A preferred shareholder converted 66,667 shares of Series A 7% Convertible Preferred Stock into a like number of common shares. As of December 31, 2006, the Company had 611,111 shares of Series B 7% Convertible Preferred Stock, 750,000 shares of Series C 6% Convertible Preferred Stock, and 4,892,857 shares of Series D Convertible Preferred Stock outstanding.

Series B Convertible Preferred Stock

        In 2000, the Company issued 611,111 shares of Series B 7% three-year Convertible Preferred Stock at $0.90 per share. The Series B Preferred Stock proceeds were intended to be used by the Company for the initial operating requirements of WorldWater (Phils) Inc., the former Philippine subsidiary of the Company. The conversion privileges, which expired September 2003, were either into 10% of the

Company's former Philippine subsidiary WorldWater (Phils) Inc. or into 611,111 common shares of the Company.

        It is the Company's position that the holder of these preferred shares failed to convert to shares of the Company's common stock in accordance with the terms of issuance, and that the preferred shares expired on September 8, 2003. It is the Company's position that the obligations for the payment of dividends on such shares also terminated on that date. The Company is engaged in negotiations with the holder of the Series B preferred shares to resolve the disputed terms of conversion. Dividends were accrued through September 30, 2004 at the rate of 7%.

Series C Convertible Preferred Stock

        On June 30, 2006, the Company issued 750,000 shares of Series C 6% Convertible Preferred Stock at $1.00 per share. The Series C Convertible Preferred Stock proceeds were used to fund: (i) a $500,000 payment made to the ENTECH, Inc. ("ENTECH") to secure a binding letter of intent allowing the Company the opportunity to conduct due diligence for the proposed acquisition of all of the common shares of ENTECH by the Company or an affiliate; and (ii) due diligence expenses directly incurred in connection with the proposed acquisition transaction.

        The Series C Convertible Preferred Stock held by each subscriber is convertible on an all or none basis, into either: (i) common stock of the Company; or (ii) each holder's proportionate share of a 6.5% interest in the entity formed for the purpose of purchasing the common shares of ENTECH. Each holder of the Series C Convertible Preferred Stock may elect to convert into his or her proportionate share of a 6.5% interest in the entity formed to purchase the common stock of ENTECH during the 120 day period following the closing of the ENTECH transaction or, alternatively, may convert into the common stock of the Company at any time prior to January 1, 2009. The conversion price to be used for conversions into common stock of the Company will be equal to the closing bid price of the common stock on December 31, 2006, equal to $0.39 per share of our common stock.

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

Series D Convertible Preferred Stock

        On November 30, 2006, the Company issued a press release announcing the entry into three agreements with EMCORE Corporation ("EMCORE"), involving EMCORE's agreement to purchase up to 26.5% of WorldWater on a fully-diluted basis in exchange for $18 million. The three agreements entered into on November 29, 2006, are an Investment Agreement (the "Investment Agreement"), a Registration Rights Agreement (the "Registration Rights Agreement") and a Letter Agreement (the "Letter Agreement", and together with the Investment Agreement and Registration Rights Agreement, the "Agreements"). The Boards of Directors of EMCORE and WorldWater each approved the Agreements.

        Pursuant to the Investment Agreement, EMCORE agreed to invest up to $18.0 million (the "Investment") in return for (i) six million, five hundred and twenty-three thousand, eight hundred and ten (6,523,810) shares of Series D Convertible Preferred Stock of WorldWater, par value $0.01 per share (the "Series D Stock") and (ii) six hundred and sixty-eight thousand, one hundred and thirty-nine (668,139) warrants to purchase six hundred and sixty-eight thousand, one hundred and thirty-nine (668,139) shares of Series D Stock (the "Warrants"). The Series D Stock and Warrants to be received by EMCORE are equivalent to an approximately thirty-one percent (31%) equity ownership in WorldWater, or approximately twenty-six and half percent (26.5%) on a fully diluted basis.

        On November 29, 2006, EMCORE invested $13.5 million in the Company, representing the first tranche of its $18 million investment, in return for which WorldWater issued to EMCORE (i) four million, eight hundred and ninety two thousand, eight hundred and fifty seven (4,892,857) shares of Series D Convertible Preferred Stock (convertible into Common Stock at a price of $0.276) and (ii) five hundred and five thousand and forty-four (505,044) warrants (the "Tranche A Warrants") to purchase five hundred and five thousand and forty-four (505,044) shares of Series D Convertible Preferred Stock at a conversion price of $0.32 per share.

        The investment of the remaining $4.5 million second tranche (the "Tranche B Closing") will be consummated subject to the execution of a definitive strategic agreement between the Parties and certain other conditions set forth in the Investment Agreement. The Parties currently expect the execution of the definitive strategic agreement and the Tranche B Closing to occur before the end of the year. At the Tranche B Closing, WorldWater will issue to EMCORE (i) an additional one million, six hundred and thirty thousand, nine hundred and fifty-three (1,630,953) shares of Series D Convertible Preferred Stock and (ii) one hundred and sixty-three thousand and ninety-five (163,095) warrants to purchase one hundred and sixty-three thousand and ninety-five (163,095) shares of Series D Stock.

        In the Investment Agreement, the Company and EMCORE made customary representations, warranties and covenants and the Company agreed to indemnify EMCORE against certain potential losses incurred in connection with its investment in the Company. Pursuant to the terms of the Investment Agreement, EMCORE has been granted the following rights, among others: (i) the right to participate pro-rata in future financings and equity issuances by the Company; (ii) certain rights to obtain information regarding the financial results, financial performance, business and operations of WorldWater; and (iii) the right to nominate and appoint two individuals to WorldWater's Board of Directors.

        The Series D Stock has the designations, preferences and rights set forth in the certificate of designation filed with the Secretary of State for the State of Delaware on November 29, 2006 (the "Certificate of Designation"). Pursuant to the Certificate of Designation, holders of Series D Stock have the following rights, among others: (i) the sole right and discretion to convert their shares of Series D Stock at any time and from time to time into such number of fully paid and non-assessable shares of common stock, par value $0.001, of WorldWater (the "Common Stock") initially equal to such number of shares of Series D Stock multiplied by ten, subject to certain adjustments as more fully set forth in the Certificate of Designation including weighted average anti-dilution rights, (ii) the right to vote together with the holders of Common Stock as a single class on all matters submitted for a vote of holders of Common Stock, (iii) for so long as the beneficial ownership by the holders of Series D Stock (on a fully-diluted basis) does not fall below ten percent (10%) of the then outstanding shares of Common Stock, the exclusive right to elect two members of the Board of Directors of WorldWater, (iv) for so long as the beneficial ownership by the holders of Series D Stock (on a fully-diluted basis) is between five percent (5%) and ten percent (10%) of the then outstanding shares of Common Stock, the exclusive right to elect one member of the Board of Directors of WorldWater, (v) certain liquidation preferences as detailed in the Certificate of Designation and (vi) the right to receive dividends in an amount equal to the amount of dividends that such holder would have received had the holder converted its shares of Series D Stock into shares of Common Stock as of the date immediately prior to the record date for such dividend.

        On November 29, 2006, the Company recorded a Preferred Stock Dividend related to the beneficial conversion and warrant amortization, which needed to be recognized in conjunction with the issuance of preferred shares of 4,892,857 and warrants to acquire 505,044 shares of common stock. Based on the above amount after calculating the intrinsic value, an adjustment of $3,184,642 was recorded as a preferred stock dividend.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATION

        Statements in this Management's Discussion and Analysis, and elsewhere in this Annual Report on Form 10-KSB concerning the Company's outlook or future economic performance; anticipated profitability, gross billings, commissions and fees, expenses or other financial items; and, statements concerning assumptions made or exceptions to any future events, conditions, performance or other matters constitute forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, (1) that there can be no assurance that the Company will grow and/or manage its growth profitably, (2) risks-associated reliance on governmental regulations, (3) competition, (4) the Company's results have fluctuated in the past and are expected to fluctuate in the future, (5) the loss of services of key individuals which could have a material adverse effect on the Company's business, financial condition or operating results, and (6) risks associated with operating in emerging countries.

OVERVIEW

        WorldWater & Power Corp. ("WorldWater/Company") is an international solar engineering and project management company with unique, high-powered solar electric technology and expertise, providing alternative energy solutions to a wide variety of customers in both domestic and international markets. Until 2002, WorldWater's business was focused exclusively on providing developing countries with water and power solutions. Since then, the Company has placed increasing emphasis on domestic markets, principally in California, New Jersey, and surrounding states, and is addressing the needs of residential, commercial and industrial customers, in both the public and private sectors. The Company will continue to selectively submit proposals to various foreign governments in need of solving critical water supply and energy problems using the Company's proprietary solar technology.

        With significantly rising energy prices and related shortages, along with significant state and federal incentives, and utility company rebate programs, domestic markets have emerged as the Company's highest priority. The Company believes it is uniquely positioned to deliver a wide range of product and service offerings, from solar-powered equipment and installations, both fixed and mobile, to large-scale, turnkey solar energy and water system solutions, specializing in variable frequency drive (VFD) applications that deliver high customer value. The foundation and enabler for these offerings is WorldWater's substantial technical expertise and proprietary solar technology, including its AquaMax™ System, AquaDrive™ Controller, AquaMeter™ Water Meter, and Mobile MaxPure.

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

        The cash raised through the issuance of convertible debt and private equity sales has provided the Company with the working capital resources needed to meet its operating activities in 2006 and 2005. The Company will continue to seek to raise significant additional financing as required to fund the Company's growing operations in 2007.

        The Company does not know whether it will be able to raise additional financing or financing on terms favorable to it. If adequate funds are not available or are not available on acceptable terms, the Company's ability to fund current operations or otherwise respond to competitive pressures will be significantly limited.

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

        Contract revenues are recognized using the percentage of completion method. The percentage of completion is calculated by dividing the direct labor and other direct costs incurred by the total estimated direct cost of the project. Contract value is defined as the total value of the contract, plus the value of approved change orders. Estimates of costs to complete are reviewed periodically and modified as required. Provisions are made for the full amount of anticipated losses, on a contract-by-contract basis. These loss provisions are established in the period in which the losses are first determined. Changes in estimates are also reflected in the period they become known. The Company maintains all the risks and rewards, in regard to billing and collection.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

        The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the data we used to calculate the allowance provided for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected. In recording any additional allowances, a respective charge against income is reflected in the general and administrative expenses, and would reduce the operating results in the period in which the increase is recorded.

        The Company performed a sensitivity analysis to determine the impact of fluctuations in our estimates for our allowance for doubtful accounts. As of December 31, 2006, the allowance for doubtful accounts was $29,000. If this amount were in error by plus or minus one percent of the account receivable balance, the impact would be an additional $53,000 of income or expense.

ACCOUNTING FOR INCOME TAXES

        The Company is required to estimate its income taxes in each of the jurisdictions in which it operates as part of its consolidated financial statements. This involves estimating the actual current tax in addition to assessing temporary differences resulting from differing treatments for tax and financial accounting purposes. These differences together with net operating loss carryforwards and tax credits may be recorded as deferred tax assets or liabilities on the balance sheet. A judgment must then be made of the likelihood that any deferred tax assets will be recovered from future taxable income. To the extent that the Company determines that it is more likely than not that deferred tax assets will not be utilized, a valuation allowancen is established. Taxable income in future periods significantly different from that projected may cause adjustments to the valuation allowance that could materially increase or decrease future income tax expense. As of December 31, 2006 and 2005 an allowance equal to 100% of the deferred tax asset was recorded.

Share-Based Compensation

        On January 1, 2006, The Company adopted SFAS No. 123R, "Share-Based Payment," which requires all companies to measure and recognize compensation expense at fair value for all stock-based payments to employees and directors. SFAS No. 123R is being applied on the modified prospective basis. Prior to the adoption of SFAS No. 123R, the Company accounted for its stock-based compensation plans for employees and directors under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations, and accordingly, the Company recognized no compensation expense related to the stock-based plans for grants to employees or directors. Grants to consultants under the plans were recorded under SFAS No. 123.

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

        We utilize the Black-Scholes option pricing model to estimate the fair value of stock-based compensation at the date of grant. The Black-Scholes model requires subjective assumptions regarding dividend yields, expected volatility, expected life of options and risk free interest rates. The assumptions reflect management's best estimate. Changes in these assumptions can materially affect the estimate of fair value and the amount of our stock-based compensation expenses.

SELECTED FINANCIAL DATA

        The data set forth below should be read in conjunction with the Company's financial statements and related notes and this "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this filing. The statement of operations data presented below for the fiscal years ended December 31, 2006, 2005, and 2004 and the balance sheet data at December 31, 2006, 2005, and 2004 have been derived from the audited financial statements which appear elsewhere in this filing. The statement of operations data presented below for the year ended December 31, 2004, and the balance sheet data at December 31, 2004 have been derived from the Company's prior year's audited financial statements, which are not included in this filing.

	Year Ended December 31,
	2006	2005	2004
Operating Results
Revenue	$17,333,681	$2,031,480	$5,837,224
Gross Profit (Loss)	2,719,587	(485,336)	(149,085)
Loss From Operations	(5,257,298)	(5,075,285)	(6,087,358)
Loss Applicable To Common Stock	(14,256,534)	(6,377,646)	(8,056,694)
Net Loss Per Basic & Diluted Share Attributable To Common Stock	$(0.10)	$(0.07)	$(0.12)
	As of December 31,
	2006	2005		2004
Balance Sheet Data
Cash and Cash Equivalents	$5,801,852	$810,792		$38,852
Working Capital Surplus (Deficit)	10,688,277	(674,523,	)	(2,324,752)
Total Assets	17,268,146	2,664,404		1,790,868
Long term obligations—less current portion	289,300	667,668		2,026,589
Redeemable Preferred Stock	12,884,388	—		—
Stockholders' Deficiency	(1,423,724)	(852,837)		(4,273,641)

RESULTS OF OPERATIONS (amounts are rounded to the nearest thousand)

        Contract Revenue.    Contract revenue for 2006 amounts to $17,117,000, and represents 99% of the Company's revenue. Revenue of $17,117,000, or 100% of the total contract revenue, was generated by domestic commercial and residential projects. The significant revenue growth can be attributed to the Company moving away from its entrepreneurial roots in 2006. The expanded revenue base from 2005 to 2006 was a mixture of upgrading the sales and marketing staff, along with taking a more aggressive approach to the bid proposal process. Staffing, both at an office and crew level, were increased and skills upgraded, which played a big part in the Company securing the biggest contract in its existence, a $7.8 million deal with an irrigation farm in California. Overall, the increase in revenue over 2005 was obtained as follows; In California, the Company completed two commercial projects with recognized revenue of $1,820,000 and had six commercial projects in progress as of December 31, 2006, with recognized revenue of $9,658,000. The Company also completed nine residential projects with aggregate revenue of $524,000. In New Jersey, six commercial projects were completed in 2006 with recognized revenue of $2,108,000. Three commercial projects, with recognized revenue of $2,128,000 in 2006, were in progress as of December 31, 2006. The Company also recorded revenue of $567,000 from three commercial projects in Delaware and $278,000 from one project in Texas.

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

        Gross Profit (Loss) on Grants.    Gross profit of $14,000 was earned in connection with the Company's grant revenue; A gross loss of $9,000 from the USTDA grant, and a gross profit of $25,000 from the NJBPU grant.

        Marketing, General and Administrative Expenses.    Marketing, general and administrative expenses amount to $7,775,000 in 2006, and consist primarily of salaries and related personnel costs, travel, professional fees, including legal and accounting, rent, insurance, and other sales and marketing expenses.

        Debt Sourcing Fees and Commissions.    The Company historically has financed its operations through a combination of convertible debt, convertible preferred stock, and equity. To date, the increased working capital required to support the Company's rapid revenue growth have been a net user of cash, and this is expected to continue through the end of 2007.

        Research and Development Expense.    Research and development expense consists primarily of salary expense for internal personnel, and related personnel costs, as well as prototype costs incurred to improve the design of the Company's installations, and expand the Company's product line. Research and development are critical to the Company's strategic objectives of enhancing its technology to meet the requirements of its targeted customers. The Company expects to maintain, if not increase, its current level of expenditure for research and development on a going-forward basis.

COMPARISON OF YEARS ENDED DECEMBER 31, 2006 AND 2005 (amounts are rounded to the nearest thousand)

        Contract Revenue.    Contract revenue for the year ended December 31, 2006 was $17,117,000, an increase of $15,199,000, or 792%, from $1,918,000 for 2005. The significant revenue growth can be attributed to the Company moving away from its entrepreneurial roots in 2006. The expanded revenue base from 2005 to 2006 was a mixture of upgrading the sales and marketing staff, along with taking a more aggressive approach to the bid proposal process. Staffing, both at an office and crew level, were increased and skills upgraded, which played a big part in the Company securing the biggest contract in its existence, a $7.8 million deal with an irrigation farm in California. Overall, the increase in revenue over 2005 was obtained as follows; In California, the Company completed two commercial projects with recognized revenue of $1,820,000 and had six commercial projects in progress as of December 31, 2006, with recognized revenue of $9,658,000. The Company also completed nine residential projects with aggregate revenue of $524,000. In New Jersey, six commercial projects were completed in 2006 with recognized revenue of $2,108,000. Three commercial projects, with recognized revenue of $2,128,000 in 2006, were in progress as of December 31, 2006. The Company also recorded revenue of $567,000 from three commercial projects in Delaware and $278,000 from one project in Texas.

        Grant Revenue.    Grant revenue for the year ended December 31, 2006 was $217,000, an increase of $104,000, or 92% from $113,000 for 2005. The fluctuation is a reflection of the timing of grant awards and completion of associated tasks/milestones called for under the grants. Grant revenue is expected to be an immaterial portion of the Company's revenue stream going forward into 2007.

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

        Gross Profit (Loss) on Contracts.    The Company generated a gross profit on contracts in 2006. The gross profit of $2,705,000 in 2006, represents an increase of $3,232,000, versus the gross loss of $527,000 in 2005. Gross profits totaling $3,463,000 were attributable to 27 projects. Gross profits were offset by $99,000 in gross losses generated by four projects. Gross profits are also offset by warranty reserves and other expenses not allocated to individual contracts totaling $659,000. The Company attributes its significant rise in gross profit partly to its evolution from an entrepreneurial to a fast growth company. Better overall efficiencies, bid processes, and trained staff have also supported the increased job margins.

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

        Loss from Operations.    In the year ended December 31, 2006 the Company incurred a loss from operations of $5,257,000, an increase of $182,000 or 4% from $5,075,000 in 2005.

        Debt Sourcing Fees and Commissions.    Fees and commission expenses incurred to raise debt funding in the year ended December 31, 2006 were $284,000, a decrease of $158,000 or 64% from $442,000 in 2005.

        Beneficial Conversion and Warrant Amortization.    This expense is a non-cash charge incurred as a result of the market price of the Company's common stock on the date of issuance of convertible notes being higher than the conversion price of the convertible notes being issued. In the year ended December 31, 2006, the Company incurred $3,400,000 of beneficial conversion and warrant interest expense, associated with the issuance of convertible notes in July of 2005. For the year ended December 31, 2005, the Company incurred beneficial conversion and warrant interest expense of $6. The increase is attributable to the amortization of the July 2005 convertible notes, using the effective interest method.

        Warrant Exercise Inducement Expense.    This expense is a non-cash charge incurred as a result of the Company granting short term inducements to certain warrant holders, whereby the exercise price was lowered for a limited period of time. In the years ended December 31, 2006 and 2005, the Company incurred $1,588,000 and $0 of warrant exercise inducement expenses, respectively.

        Interest Expense.    Interest expense was $662,000 and $1,029,000 in the years ended December 31, 2006 and 2005, respectively, a decrease of $367,000 or 36%. This decrease was due to significant decrease in outstanding debt from 2005 to 2006.

        Income Taxes.    The Company recognized an income tax benefit of $0 and $201,000 for the years ended December 31, 2006 and 2005, respectively. The Company participates in the State of New Jersey's Corporation Business Tax Benefit Certificate Transfer Program (the "Program"), which allows certain high technology and biotechnology companies to sell unused New Jersey net operating loss carryovers and research and development tax credits to other New Jersey corporate taxpayers.

HISTORICAL CASH FLOW ANALYSIS

        The "Historical Cash Flows Analysis" section discusses consolidated cash flow from operations, investing activities and financing activities. Amounts have been rounded to the nearest thousand.

Cash Flows from Operating Activities

	Year ended December 31,
	2006	2005
Net Cash Used in Operating Activities	$10,385,000	$4,305,000

        In 2006, the Company had an increase in net cash used in operating activities of $6,080,000 in a period when the Company had an increase in net loss of $4,694,000. An analysis of the decreased loss is above in the RESULTS OF OPERATIONS and COMPARISON OF YEARS ENDED DECEMBER 31, 2006 and 2005. The increase in net cash used in operating activities in 2006, a period when the Company's net loss decreased, is attributable to changes in non-cash charges and from the timing of cash receipts and disbursements related to working capital items in 2006. These changes in working capital items relate mainly to the significant increase in job contracts from 2005 to 2006, along with an increase in staffing to coincide with the growth of the company.

Increases (decreases) in non-cash charges:
Beneficial conversion and Warrant amortization	$3,400,000
Warrant exercise inducement expenses	1,588,000
Issuance of stock for service	16,000
Depreciation and amortization	(37,000)
Issuance of warrants as inducement for warrants exercise	53,000
Stock-based employee compensation cost	1,124,000
Amortization of interest expense	(319,000)
Issuance of options and warrants for services	70,000
Amortization of intangibles and loan origination costs	(168,000)
Amortization of deferred compensation	15,000
Issuance of stock in lieu of interest	(302,000)

5,440,000
Changes in timing of cash receipts and disbursements related to working capital items	(6,826,000)

(1,386,000)
Change in net loss—2006 compared to 2005	(4,694,000)

Increase in net cash used in operating activities	$(6,080,000)

Cash Flows from Investing Activities

	Year ended December 31,
	2006	2005
Net Cash Used in Investing Activities	$966,000	$36,000

        In 2006 and 2005, investing activities included the purchase of office equipment including computers for the increased workforce.

Cash Flows from Financing Activities

	Year ended December 31,
	2006	2005
Net Cash Provided By Financing Activities	$16,323,000	$5,045,000

        In 2006, the Company issued 21,422,223 shares of 10% convertible debentures maturing in 2007 and 2008 generating net proceeds of $3,792,500. In addition, 18,819,948 shares of common stock were issued upon the exercise of warrants and stock options, raising $3,287,642. In conjunction with the issuance of the convertible debentures, in 2006 the Company issued four-year warrants for the purchase of up to 17,731,387 shares of the Company's common stock, at an average exercise price of $0.19 per share, which are exercisable at any time. These capital infusions were reduced by the repayment of $2,965,021 in long-term debt and the incurrence of $284,138 in loan origination costs.

LIQUIDITY AND CAPITAL RESOURCES

        At December 31, 2006, our current ratio was 2.94 compared to 0.76 at December 31, 2005. As of December 31, 2006, we had $10,688,277 of working capital compared to a working capital deficit of $674,523 as of December 31, 2005. Cash and cash equivalents were $5,801,852 as of December 31, 2006, as compared to $810,792 as of December 31, 2005.

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

        Below is a table showing the potential issuable shares and available authorized common to be issued as of December 31, 2006.

As of December 31, 2006
Number of authorized common shares:	275,000,000
Less common shares outstanding:	149,359,052
Less potential issuable common shares:
Warrants	24,792,873
Debt conversion rights	2,910,360
Stock options	20,270,623
Stock purchase agreement rights	1,542,000
Preferred stock conversion rights	51,462,759

100,978,615
Available common shares to be issued:	24,662,333

COMMITMENTS AND GUARANTEES

        The Company's commitments as of December 31, 2006, for the years 2007 through 2011 and thereafter as summarized below:

	2007	2008	2009	2010	2011	Thereafter	Total
	(Amount rounded in thousands)
Long-tem debt maturities (face amount)	$360,897	$200,000	$—	$38,456	$—	$—	$599,353
Employment obligations	585,000	585,000	585,000	250,000	250,000	—	2,255,000
Renewable energy credit guarantee obligations	98,710	64,701	64,701	64,701	55,329	1,412	349,554
Operating lease payments	240,576	321,900	285,900	267,900	267,900	937,650	2,321,826
Repayment of grant	35,000	—	—	—	—	—	35,000

Total	$1,320,183	$1,171,601	$935,601	$621,057	$573,229	$939,062	$5,560,733

INCOME TAXES

        As of December 31, 2006, the Company had federal and state net operating loss carryforwards totaling approximately $34,073,100 and $16,145,500, respectively, available to reduce future taxable income and tax liabilities which expire at various dates between 2007 and 2026. In addition, as of December 31, 2006, the Company had federal research and development tax credit carryforwards of approximately $180,600 available to reduce future taxable income and tax liabilities which expire at various dates between 2026. Under provisions of the Internal Revenue Code, substantial changes in the Company's ownership may limit the amount of net operating loss carryforwards and research and development credit carryforwards, which can be used in future years.

PROPOSED ACQUISITION

        In June, 2006, the Company announced that it has entered into a Letter of Intent (LOI) with ENTECH, Inc. of Keller, TX ('ENTECH'), to acquire all the outstanding stock of ENTECH upon completion of the necessary due diligence and after obtaining appropriate financing. ENTECH, a private company formed in 1983, is a developer and manufacturer of advanced concentrating solar photovoltaic and thermal technologies for terrestrial and space power applications. ENTECH has developed concentrator solar power systems, supplied solar power for space missions for NASA, and installed ground-based concentrating solar systems in North America.

        With the combined technologies of the Company and ENTECH, we believe our solar systems will be capable of generating and delivering electrical and thermal energy on site at prices competitive to retail prices without relying on government sponsored rebates. ENTECH's patented concentrator technology allows for the installation of large solar "farms" with greatly reduced requirements for solar cell materials (silicon or multi-junction). Due to the advantages of ENTECH's concentrator, significantly lessor amount of silicon used in flat plate solar modules is required by current ENTECH modules to generate the same electrical power. Consequently, the ENTECH technology greatly lessens the impact of the silicon material shortage currently constricting flat plate solar panel supply. ENTECH concentrators utilize a two-axis tracker to follow the sun's position throughout the day, maximizing energy production.

        ENTECH's technology can produce photovoltaic electricity, or thermal energy (heat) for commercial uses such as for heating and/or air conditioning. When applied in a combined fashion for onsite power applications, the cost to the customer can be significantly less for electricity generated and for BTU of heat provided versus separate competing systems currently on the market while being competitive with current retail energy prices.

        It is the Company's intention to purchase ENTECH through a newly-formed subsidiary. The financing of the acquisition is intended to be based solely on the business prospects and assets of the acquired entity, ENTECH.

        As a proposed subsidiary of the Company, ENTECH will maintain its identity, location, and business operations in both terrestrial and space solar energy. The Company anticipates that ENTECH will continue to perform its contract work for NASA, the U.S. Department of Defense, and other customers, as well as its internal R&D programs leading to improved future products.

        To obtain the exclusive opportunity through December 31, 2006 to conduct due diligence, the Company made a $500,000 non-refundable payment to ENTECH to be used for operating and working capital requirements of ENTECH. Additional due diligence fees of $290,769 were recorded on the balance sheet as of December 31, 2006, and along with the $500,000 payment to ENTECH, left a capitalized amount of $790,769 as a balance sheet asset on December 31, 2006, classified as deferred cost on proposed acquisition. Should this acquisition not go forward, the capitalized amount would need to be expensed.

        As of March 30, 2007, the company is continuing to negotiate the acquisition of ENTECH.

RECENT ACCOUNTING PRONOUNCEMENTS

        In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will become effective for us beginning with the first quarter of 2008. We have not yet determined the impact of the adoption of SFAS No. 159 on our financial statements and footnote disclosures.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which is effective for the Company on January 1, 2008. The Statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The Statement codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Company is still determining the impact of this FASB, but does not expect it to have a material effect on the Company's consolidated financial statements.

        In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) Topic 1N (SAB No. 108), "Financial Statements—Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," which is effective for calendar year companies as of December 31, 2006. SAB No. 108 provides guidance on how prior-year misstatements should be taken into consideration when quantifying misstatements in current-year financial statements for purposes of determining whether the financial statements are materially misstated. Under this guidance, companies should take into account both the effect of a misstatement on the current-year balance sheet as well as the impact upon the current-year income statement in assessing the materiality of a current-year misstatement. Once a current-year misstatement has been quantified, the guidance in SAB Topic 1M, "Financial Statements—Materiality," (SAB No. 99) will be applied to determine whether the misstatement is material. The adoption of this Statement has not had a material effect on the Company's consolidated financial statements.

        In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109". This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company does not believe that its historical or expected tax reporting positions, which considered before application of the valuation allowance, will have a material impact on its consolidated financial statements. See Note 15, Income Taxes.

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

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 1 of the consolidated financial statements, the Company has restated its consolidated financial statements for the years ended December 31, 2006 and 2005.

        As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for Stock-based compensation upon the adoption of Statement of Financial Accounting Standard, No. 123(R), "Share-Based Payment".

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WorldWater and Power Corp. and Subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Amper, Politziner & Mattia, P.C.

Edison, New Jersey
April 9, 2007, except with respect to our opinion on the consolidated financial statements insofar as it relates to the restatements in Note 1, as to which the date is October 29, 2007

WORLDWATER & POWER CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND DECEMBER 31, 2005

	December 31, 2006	December 31, 2005
	(Restated)	(Restated)
Assets
Current Assets:
Cash and cash equivalents	$5,770,595	$798,649
Restricted cash	31,257	12,143
Accounts receivable, net of allowance of $29,257 and $69,908 at December 31, 2006, and December 31, 2005, respectively	5,288,241	354,739
Accounts receivable, related party	22,500	32,426
Inventory	748,470	383,722
Costs and estimated earnings/losses in excess of billings	2,548,427	466,985
Prepaid expenses and deposits—current	1,763,293	109,104
Advances to employees	33,676	17,282

Total Current Assets	16,206,459	2,175,050
Equipment and Leasehold Improvements, Net	195,808	50,615
Intangible And Other Assets
Loan origination costs, net	—	287,688
Other intangible assets, net	66,667	109,667
Deferred costs on proposed acquisition	790,769	—
Other deposits	8,443	41,384

Total Assets	$17,268,146	$2,664,404

Liabilities, Convertible Redeemable Preferred Stock, and Stockholders' Deficiency
Current Liabilities:
Accounts payable and accrued expenses	$4,862,877	$2,288,607
Long-term debt and notes payable, current portion	360,897	161,387
Customer deposits	43,453	89,719
REC guarantee liability, current portion	98,710	87,220
Billings in excess of costs and estimated earnings/losses	149,245	31,802
Notes payable, related parties	3,000	35,748
Accrued losses on construction in progress	—	155,090

Total Current Liabilities	5,518,182	2,849,573
Long-term debt and notes payable	38,456	338,317
REC guarantee liability, net of current portion	250,844	329,351

Total Liabilities	5,807,482	3,517,241

Commitments and contingencies	—	—
Convertible redeemable preferred stock
Series C convertible redeemable preferred stock	750,000	—
Series D convertible redeemable preferred stock	12,134,388	—

Total Convertible Redeemable Preferred Stock	12,884,388	—

Stockholders' Deficiency:
Preferred Stock Convertible $.01 par value authorized 10,000,000; issued and outstanding:
Series B 7%—611,111 shares liquidation preference $550,000 as of December 31, 2006 and December 31, 2005	6,111	6,111
Common Stock, $.001 par value; authorized 275,000,000; 149,359,052 issued and outstanding at December 31, 2006 and 108,786,940 issued and outstanding at December 31, 2005	149,359	108,787
Additional paid-in capital	46,685,809	33,085,734
Deferred compensation	—	(45,000)
Accumulated deficit	(48,265,003)	(34,008,469)

Total Stockholders' Deficiency	(1,423,724)	(852,837)

Total Liabilities, Convertible Redeemable Preferred Stock and Stockholders' Deficiency	$17,268,146	$2,664,404

The Notes to Consolidated Financial Statements are an integral part of these statements.

WORLDWATER & POWER CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND DECEMBER 31, 2005

	Years Ended:
	2006	2005
	(Restated)	(Restated)
Revenues:
Contract	$17,116,789	$1,918,420
Grant	216,892	113,060

Total	17,333,681	2,031,480

Cost of Revenues:
Contract	14,411,406	2,445,441
Grant	202,688	71,375

Total	14,614,094	2,516,816

Gross Profit (Loss):
Contract	2,705,383	(527,021)
Grant	14,204	41,685

Total	2,719,587	(485,336)

Operating Expenses:
Marketing, general and administrative expenses	7,774,871	4,447,767
Research and development expense	202,014	142,182

Total Expenses	7,976,885	4,589,949

Loss from Operations	(5,257,298)	(5,075,285)

Other (Expense) Income
Debt sourcing fees and commissions	(284,138)	(441,956)
Beneficial conversion and Warrant amortization	(3,399,992)	6
Warrant exercise inducement expenses	(1,588,432)	—
Interest expense, net	(662,135)	(1,028,677)
Other (Expense) Income, Net	120,103	168,266

Total Other (Expense) Income, Net	(5,814,594)	(1,302,361)

Net Loss	(11,071,892)	(6,377,646)
Preferred Stock Dividends attributable to Beneficial Conversion and Warrant amortization	(3,184,642)	—

Net Loss Attributable to Common Shareholders	$(14,256,534)	$(6,377,646)

Basic and diluted net loss per share	$(0.10)	$(0.07)

Weighted Average Common Shares Outstanding used in Per Share Calculation	135,921,421	93,767,378

The Notes to Consolidated Financial Statements are an integral part of these statements.

WORLDWATER & POWER CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND DECEMBER 31, 2005

	2006	2005
	(Restated)	(Restated)
Cash Flows from Operating Activities:
Net loss	$(11,071,892)	$(6,377,646)
Adjustments to reconcile net loss to net cash used in operating activities:
Beneficial conversion and Warrant amortization	3,399,998	6
Warrant exercise inducement expense	1,588,432	—
Stock based employee compensation cost	1,123,755	—
Amortization of interest expense	333,823	654,126
Amortization of intangibles and loan origination costs	330,688	498,214
Issuance of stock for service	227,481	211,272
Issuance of options and warrants for services	70,000	—
Share based non-employee compensation cost	52,780
Amortization of deferred compensation	45,000	30,000
Issuance of stock in lieu of interest	68,973	371,087
Depreciation and amortization	30,272	67,015
Changes in assets and liabilities:
Accounts receivable	(4,933,503)	1,223,339
Accounts receivable—related parties	9,926	(32,426)
Inventory	(364,748)	(381,272)
Costs and estimated earnings/losses in excess of billings	(2,081,442)	(466,985)
Prepaid expenses and deposits	(1,621,248)	(61,337)
Advances to employees	(16,394)	(3,049)
Accounts payable and other accrued expenses	2,574,270	(275,619)
Accrued losses on construction in progress	(155,090)	155,090
Billings in excess of costs and estimated earnings/losses	117,443	31,802
Renewable energy credits guarantee liability	(67,017)	22,954
Customer deposits	(46,266)	28,920

Net Cash (Used in) Operating Activities	(10,384,759)	(4,304,509)

Cash Flows from Investing Activities:
Purchase of equipment and leasehold improvements	(175,465)	(35,872)
Deferred costs on proposed acquisition	(790,769)	—

Net Cash (Used in) Investing Activities	(966,234)	(35,872)

Cash Flows from Financing Activities:
Proceeds from issuance of debt, and notes payable with detachable warrants	—	3,780,000
Proceeds from exercise of warrants and stock options	3,532,085	1,316,955
Proceeds from issuance of redeemable convertible preferred stock	12,884,388	—
Proceeds from issuance of common stock	—	1,222,222
Increase in Restricted Cash and Restricted Cash Equivalents	(19,114)	—
Increase in Loan Origination costs	—	(418,832)
Payments on long-term debt	(74,420)	(855,402)

Net Cash Provided by Financing Activities	16,322,939	5,044,943

Net effect of currency translation on cash	—	55,235
Net Increase in cash and cash equivalents	4,971,946	759,797
Cash and cash equivalents, Beginning of year	798,649	38,852

Cash and cash equivalents, End of year	$5,770,595	$798,649

Supplemental Disclosure:
Preferred Stock Dividends attributable to Beneficial Conversion and Warrant amortization	$3,184,642	$—

The Notes to Consolidated Financial Statements are an integral part of these statements.

WORLDWATER & POWER CORP.AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
FOR THE YEARS ENDED DECEMBER 31, 2006 AND DECEMBER 31, 2005
(Restated)

	Preferred Stock		Common Stock		Additional Paid-In Capital (Preferred)	Additional Paid-In Capital (Common)		Accumulated Other Comprehensive Income (loss)
							Deferred Compensation		Accumulated Deficit
	Shares	Par Value	Shares	Par Value						Total
Balance, December 31, 2004	611,111	$6,111	79,834,341	$79,834	$537,331	$22,864,141	$(75,000)	$(56,080)	$(27,629,978)	$(4,273,641)
						—	—	—
Beneficial conversion feature of convertible notes	—	—	—	—	—	2,171,444	—	—	—	2,171,444
Interest on convertible notes	—	—	—	—	—	94,149	—	—	—	94,149
Conversion of convertible notes	—	—	12,530,017	12,530	—	2,222,470	—	—	—	2,235,000
Issuance of Common Stock:	—	—	—	—	—	—	—
For Services	—	—	361,416	361	—	111,189	—	—	—	111,550
Under SPA (SBI & CAMOFI)	—	—	5,000,001	5,000	—	1,217,222	—	—	—	1,222,222
Exercise of Warrants	—	—	6,177,605	6,179	—	1,149,996	—	—	—	1,156,175
Exercise of "cash-less" Warrants	—	—	1,207,341	1,207	—	(1,207)	—	—	—	—
Exercise of options	—	—	1,430,382	1,430	—	320,325	—	—	—	321,755
In leui of payment of interest	—	—	1,495,837	1,496	—	369,590	—	—	—	371,086
Purchase of QuantumEnergy Net Assets	—	—	750,000	750	—	239,250	—	—	—	240,000
Warrants granted for financing commissions	—	—	—	—	—	282,001	—	—	—	282,001
Warrants granted for services	—	—	—	—	—	60,523	—	—	—	60,523
Detachable warrants granted with convertible debt	—	—	—	—	—	1,447,310	—	—	—	1,447,310
Amortization of deferred compensation	—	—	—	—	—	—	30,000	—	—	30,000
Comprehensive loss"	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(6,378,491)	(6,378,491)
Other comprehensive expense—	—	—	—	—	—	—	—	—	—	—
Currency translation adjustment	—	—	—	—	—	—	—	56,080	—	56,080
Total comprehensive loss	—	—	—	—	—	—	—	—	—	(6,322,411)

Balance, December 31, 2005	611,111	6,111	108,786,940	108,787	537,331	32,548,403	(45,000)	—	(34,008,469)	(852,837)
Preferred Stock Dividends attributable to Beneficial Conversion and Warrants amortization						3,184,642		—	(3,184,642)	—
Conversion of convertible notes	—	—	21,422,223	21,422	—	3,771,078	—	—	—	3,792,500
Issuance of common stock::
For services and to induce exercise of warrants	—	—	761,311	761	—	226,720	—	—	—	227,481
Exercise of warrants	—	—	17,731,387	17,731	—	3,404,683	—	—	—	3,422,414
Exercise of options	—	—	450,561	451	—	109,220	—	—	—	109,671
In lieu of payment of interest	—	—	206,630	207	—	68,765	—	—	—	68,972
Warrant exercise Inducement expense	—	—	—	—	—	1,588,432	—	—	—	1,588,432
Warrants granted for services	—	—	—	—	—	70,000	—	—	—	70,000
Share-based employee compensation cost	—	—	—	—	—	1,123,755	45,000	—	—	1,168,755
Share-based non-employee compenstation cost	—	—	—	—	—	52,780	—	—	—	52,780
Net loss	—	—	—	—	—	—	—	—	(11,071,892)	(11,071,892)

Balance, December 31, 2006	611,111	$6,111	149,359,052	$149,359	$537,331	$46,148,478	$—	$—	$(48,265,003)	$(1,423,724)

The Notes to Consolidated Financial Statements are an integral part of these statements.

WORLDWATER & POWER CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note (1) Restatement of Financial Statements due to review of a Convertible Debt Instrument

        The Company has re-evaluated its accounting for its July 2005 convertible debentures. In reviewing the accounting treatment, the Company determined that the embedded conversion options did not require bifurcation and fair value accounting in accordance with FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", and EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Own Stock". The Company concluded that EITF 00-27: "Application of Issue No. 98-5 to Certain Convertible Instruments" ("EITF 00-27") should have been applied.

        The Company initially calculated the Beneficial Conversion Feature ("BCF) using the guidance in EITF 98-5, which stated that the BCF is amortized over the life of the debt or immediately if the debt is convertible immediately. The Company failed to apply the guidance in EITF 00-27 (Issue #6), which states that EITF 98-5 should be modified to require the discount related to the BCF to be accreted from the date of issuance to the stated redemption date regardless of when the earliest conversion date occurs using the effective interest method.

        The Company noted another error whereby the total amount of the debt discount attributed to the debt ($3,072,964) exceeded the proceeds allocated to the debt ($2,171,453). EITF 98-5, paragraph 6 indicates that the amount of the discount assigned to the BCF is limited to the amount of the proceeds allocated to the convertible instrument.

        Lastly, the value of the warrants related to the debt discount ($1,428,547) were amortized over the life of the debt using the straight-line method and not the effective interest method.

        The total impact of this restatement on the Company's statement of operations was to decrease the net loss applicable to common stockholders for the year ended December 31, 2005 by approximately $3,800,000, and to increase the net loss applicable to common stockholders by approximately $2,800,000 for the year ended December 31, 2006.

        Additionally, the Company will restate the interim financial statements for the quarterly and year-to-date periods ended March 31, 2006, June 30, 2006 and September 30, 2006 that will be included in its quarterly reports on Form 10Q for the comparable quarters and year-to-date in our current fiscal year.

        A summary of all adjustments included in this Annual Report on Form 10-K/A is detailed below (in thousands).

        The following table reflects the impact of the restatement on the cumulative net loss for the years ended December 31, 2006 and December 31, 2005 (in thousands):

		Fiscal Year
	Total	December 31, 2006	December 31, 2005
Increase/(Decrease) to Net Loss
Beneficial conversion and Warrant amortization	$(3,400)	$(3,400)	$—
Warrant exercise inducement expense	3,073	—	3,073
Interest expense, non-warrant, net	1,334	571	763

Total increase/(decrease) to net loss	$1,007	$(2,829)	$3,836

        The effects of our restatement on previously reported consolidated financial statements as of December 31, 2006 and December 31, 2005 and for the years ended December 31, 2006 and December 31, 2005 are summarized as follows.

        The following table reflects the impact of the restatement on the Consolidated Balance Sheets (in thousands):

	December 31, 2006	December 31, 2006	December 31, 2005	December 31, 2005
	(as previously reported)	(restated)	(as previously reported)	(restated)
Selected Balance Sheet Data:
Current liabilities	$5,653	$5,518	$3,457	$2,850
Total liabilities	6,007	5,807	6,546	3,517
Additional paid-in capital	47,493	46,686	33,893	33,086
Accumulated deficit	(49,272)	(48,265)	(37,845)	(34,008)
Total stockholders' deficiency	(1,624)	(1,424)	(3,882)	(853)

        The following table reflects the impact of the restatement on the Consolidated Statements of Operations (in thousands, except per share data):

	Fiscal Year
	December 31, 2006	December 31, 2006	December 31, 2005	December 31, 2005
	(as previously reported)	(restated)	(as previously reported)	(restated)
Selected Statement of Operations Data:
Total other (expense) income, net	$(2,986)	$(5,815)	$(5,139)	$(1,302)
Net loss	(8,243)	(11,072)	(10,214)	(6,378)
Net loss attributable to common shareholders	(11,428)	(14,257)	(10,214)	(6,378)
Basic and dilluted net loss per share	(0.08)	(0.10)	(0.11)	(0.07)

        The following table reflects the impact of the restatement on the Consolidated Statements of Cash Flows (in thousands, except per share data):

	Fiscal Year
	December 31, 2006	December 31, 2006	December 31, 2005	December 31, 2005
	(as previously reported)	(restated)	(as previously reported)	(restated)
Selected Cash Flow Data:
Net loss	$(8,243)	$(11,072)	$(10,214)	$(6,378)
Beneficial Conversion feature of convertible notes	1,588	—	3,073	—
Beneficial conversion and Warrant amortization	—	3,400	—	—
Warrant exercise inducement expense	—	1,588		—
Amortization of interest expense, non-warrant	—	334	—	654
Amortization of interest expense	905	—	1,417	—

        There was no impact to the subtotals for the operating, investing, or financing sections of the consolidated statements of cash flows, because all adjustments occurred within the operating activities component.

Note (2) Liquidity and Capital Resources

        At December 31, 2006, our current ratio was 2.94 compared to 0.76 at December 31, 2005. As of December 31, 2006, we had $10,688,277 of working capital compared to a working capital deficit of $674,523 as of December 31, 2005. Cash and cash equivalents were $5,801,852 as of December 31, 2006, as compared to $810,792 as of December 31, 2005.

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

Note (3) Nature of the Business

        Effective June 22, 2005 the shareholders of the Company approved the change of the Company's name from WorldWater Corp. to WorldWater & Power Corp.

        WorldWater is an international solar engineering and project management company with unique, high-powered solar electric technology and expertise, providing alternative energy solutions to a wide variety of customers in both domestic and international markets. Until 2002, WorldWater's business was focused exclusively on providing developing countries with water and power solutions. Since then, the Company has placed increasing emphasis on domestic markets, principally in California, New Jersey, and their surrounding states, and is addressing the needs of residential, commercial and industrial customers, in both the public and private sectors. The Company will continue to selectively submit proposals to various foreign governments in need of solving critical water supply and energy problems using the Company's proprietary solar technology.

        With significantly rising energy prices and related shortages, along with significant state and federal incentives, and utility company rebate programs, domestic markets have emerged as the Company's highest priority. The Company is uniquely positioned to deliver a wide range of product and service offerings, from solar-powered equipment and installations, both fixed and mobile, to large-scale, turnkey solar energy and water system solutions, specializing in variable frequency drive (VFD) applications that deliver high customer value. The foundation and enabler for these offerings is WorldWater's substantial technical expertise and proprietary solar technology, including its AquaMax™ System, AquaDrive™ Controller, AquaMeter™ Water Meter, and MobileMaxPure™.

        Information with respect to the Company's geographic segments for the years ended December 31, 2006 and 2005 is presented below:

	Revenue		Long-lived Assets
	2006	2005	2006	2005
United States	$17,141,808	$1,998,937	$195,808	$50,615
Philippines	—	32,543	—	—
Sri Lanka	191,873	—	—	—

Total	$17,333,681	$2,031,480	$195,808	$50,615

Note (4) Summary of Significant Accounting Policies

        A summary of the major accounting policies followed by the Company in the preparation of the accompanying financial statements is set forth below.

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company's subsidiaries WorldWater (Phils) Inc. and WorldWater Holdings Inc., a Delaware Corporation, and certain other inactive subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

        The Company's wholly-owned inactive subsidiaries include:

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

Fair Value of Financial Instruments

        The carrying value of accounts receivable, accounts payable, and accrued expenses approximate their respective fair values due to their short maturities. The fair value of the Company's notes payable and debt are estimated based on the current rates offered to the Company for debt of the same remaining maturities and similar terms. See "Guarantor Agreements" below for disclosures regarding the fair value of the Company's exposure for Renewable Energy Credits ("RECs") which have been accrued on the Balance Sheet as of December 31, 2006 and 2005.

Concentration of Credit Risk and Significant Customers

        Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with a high quality financial institution. With respect to accounts receivable as of December 31, 2006, 76% of the receivables, including related party receivables, were from three commercial customers and 2% were rebates owed by state agencies administering clean energy initiatives generated from the sale of solar equipment installed in the United States. The Company does not require collateral or other security against accounts receivable; however, it maintains reserves for potential credit losses and such losses have historically been within management's expectations. The Company had one major customer accounting for 45% of revenue for the year ended December 31, 2006, and 52% of receivables at December 31, 2006; and two customers accounting for 64% of revenue for the year ended December 31, 2005.

Guarantor Arrangements

        In November 2002, the FASB issued FIN No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34." The Interpretation requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. The Interpretation also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The following is a summary of the Company's agreements that have been determined to fall within the scope of FIN No. 45.

Renewable Energy Credit Guarantee (RECs)

        Under the equipment sales contract for the 267,840 kW (DC) solar-driven irrigation and energy system built in 2004 and a 42.7 kW solar-pumping and energy system currently in construction, the Company has guaranteed the price of certain Renewable Energy Certificates (RECs) to be generated by the installation during the first seven years of operation. Based on current market indications, the Company estimates its guarantee obligation may result in a potential loss of $452,907 which is tied to the future market and trading value of RECs traded in California. The liability was recorded in accordance with FIN 45, paragraph 8, whereby the Company determined the maximum number of kwh to be generated over the seven year span to be 3,148,936 (449,848 × 7), multiplied by the guaranteed amount of $0.125, resulting in a liability of $393,617. Without the knowledge of the future value of these RECs, the Company recorded as reductions of Contract Revenue: estimated losses of $393,617, $59,290 and $0 in the years ended December 31, 2004, 2005, and 2006, respectively. Adjustments to the estimated guarantee obligation will be recognized as an adjustment of revenue over the seven year term of the respective guarantee obligations. During of December 31, 2006 the Company has made payments on this guarantee in the amount of $92,658.

        The offering of renewable energy credit guarantee was an isolated incident, and the company does not expect to this in the future. Further, the maximum liability described is fixed and accrued for and not subject to change over the life of the agreement.

Product Warranty

        The Company provides for the estimated cost of product warranties at the time revenue is recognized. Since the Company has a limited operating history, adjustments in future periods may be required as its installations mature. The following table summarizes the activity regarding the Company's warranty accrual:

Balance, December 31, 2004	$107,000
Accruals for warranties issued during 2005	6,863
Utilization of warranty reserve	(4,476)

Balance, December 31, 2005	$109,387
Accruals for warranties issued during 2006	272,086
Utilization of warranty reserve	(3,511)

Balance, December 31, 2006	$377,962

        The product warranty accrual is included in Accounts Payable and Accrued Expenses in the Company's Consolidated Balance Sheet.

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

        Contract revenues are recognized using the percentage of completion method. The percentage of completion is calculated by dividing the direct labor and other direct costs incurred by the total estimated direct cost of the project. Contract value is defined as the total value of the contract, plus the value of approved change orders. Estimates of costs to complete are reviewed periodically and modified as required. Provisions are made for the full amount of anticipated losses, on a contract-by-contract basis. These loss provisions are established in the period in which the losses are first determined. Changes in estimates are also reflected in the period they become known. The Company maintains all the risks and rewards, in regard to billing and collection.

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

Allowance for Doubtful Accounts

        The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the data we used to calculate the allowance provided for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected. In recording any additional allowances, a respective charge against income is reflected in the general and administrative expenses, and would reduce the operating results in the period in which the increase is recorded.

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

Loan Origination Costs

        The Company finances part of its operations through the issuance of debt and incurs a substantial amount of costs associated with the acquisition of such debt. The Loan Origination Costs are capitalized and amortized over the life of the debt using the effective interest method. Upon early termination of the debt, any remaining costs are charged to Debt Sourcing Fees.

Research and Development

        Research and development costs are expensed as incurred.

Advertising Costs

        Advertising costs are expensed as incurred and were approximately $56,949 and $42,472 for the years ending December 31, 2006 and 2005, respectively.

Share-Based Compensation

        On January 1, 2006, The Company adopted SFAS No. 123R, "Share-Based Payment," which requires all companies to measure and recognize compensation expense at fair value for all stock-based payments to employees and directors. SFAS No. 123R is being applied on the modified prospective basis. Prior to the adoption of SFAS No. 123R, the Company accounted for its stock-based compensation plans for employees and directors under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations, and accordingly, the Company recognized no compensation expense related to the stock-based plans for grants to employees or directors. Grants to consultants under the plans were recorded under SFAS No. 123.

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

        SFAS No. 123R also requires companies to calculate an initial "pool" of excess tax benefits available at the adoption date to absorb any tax deficiencies that may be recognized under SFAS No. 123R. The pool includes the net excess tax benefits that would have been recognized if the Company had adopted SFAS No. 123 for recognition purposes on its effective date. The Company has elected to calculate the pool of excess tax benefits under the alternative transition method described in FASB Staff Position ("FSP") No. FAS 123(R)-3, "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards," which also specifies the method to calculate excess tax benefits reported on the statement of cash flows. The Company is in a net operating loss position; therefore, no excess tax benefits from share-based payment arrangements have been recognized for the year ended December 31, 2006.

        The pro-forma information presented in the following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," to stock-based employee compensation for the year ended December 31, 2005:

Year Ended December 31, 2005
Net loss:
As reported	$(6,377,646)
Add: Stock based employee compensation expense included in reported net loss, net of related tax effects	30,000
Deduct: Stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(840,210)

Pro-forma	$(7,187,856)

Net loss per share:
As reported	$(0.07)

Pro-forma	$(0.08)

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

Net Loss Per Common Share

        Basic loss per share includes no dilution and is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. As presented, the Company's basic and diluted loss per share attributable to common stockholders is based on the weighted average number of common shares outstanding during the period. The calculation of diluted net loss per common share for the years ended December 31, 2006 and 2005 does not include other potential common shares, including shares issuable upon exercise of options, warrants and conversion rights, since their effect would be antidilutive due to the Company's losses. Below is a table of the potential issuable shares as of December 31, 2006 and 2005, respectively:

	As of December 31, 2006	As of December 31, 2005
Warrants	24,792,873	36,789,366
Debt conversion rights	2,910,360	24,332,581
Stock options	20,270,623	11,810,392
Stock Purchase Agreement Rights	1,542,000	—
Preferred stock conversion rights	51,462,759	611,111

Total	100,978,615	73,543,450

Recent Accounting Pronouncements

        In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will become effective for us beginning with the first quarter of 2008. We have not yet determined the impact of the adoption of SFAS No. 159 on our financial statements and footnote disclosures.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which is effective for the Company on January 1, 2008. The Statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The Statement codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The adoption of this Statement is not expected to have a material effect on the Company's consolidated financial statements.

        In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) Topic 1N (SAB No. 108), "Financial Statements—Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," which is effective for calendar year companies as of December 31, 2006. SAB No. 108 provides guidance on how prior-year misstatements should be taken into consideration when quantifying misstatements in current-year financial statements for purposes of determining whether the financial statements are materially misstated. Under this guidance, companies should take into account both the effect of a misstatement on the current-year balance sheet as well as the impact upon the current-year income statement in assessing the materiality of a current-year misstatement. Once a current-year misstatement has been quantified, the guidance in SAB Topic 1M, "Financial Statements—Materiality," (SAB No. 99) will be applied to determine whether the misstatement is material. The adoption of this Statement has not had a material effect on the Company's consolidated financial statements.

        In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109". This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company does not believe that its historical or expected tax reporting positions, which considered before application of the valuation allowance, will have a material impact on its consolidated financial statements. See Note 15, Income Taxes.

Reclassifications

        Certain prior year balances have been reclassified to conform to current year presentation.

Note (5) Proposed Acquisition

        In June, 2006, the Company announced that it has entered into a Letter of Intent (LOI) with ENTECH, Inc. of Keller, TX ('ENTECH'), to acquire all the outstanding stock of ENTECH upon completion of the necessary due diligence and after obtaining appropriate financing. ENTECH, a private company formed in 1983, is a developer and manufacturer of advanced concentrating solar photovoltaic and thermal technologies for terrestrial and space power applications. ENTECH has developed concentrator solar power systems, supplied solar power for space missions for NASA, and installed ground-based concentrating solar systems in North America.

        With the combined technologies of the Company and ENTECH, we believe our solar systems will be capable of generating and delivering electrical and thermal energy on site at prices competitive to retail prices without relying on government sponsored rebates. ENTECH's patented concentrator technology allows for the installation of large solar "farms" with greatly reduced requirements for solar cell materials (silicon or multi-junction). Due to the advantages of ENTECH's concentrator, a significantly lessor amount of silicon used in flat plate solar modules is required by current ENTECH modules to generate the same electrical power. Consequently, the ENTECH technology greatly lessens the impact of the silicon material shortage currently constricting flat plate solar panel supply. ENTECH concentrators utilize a two-axis tracker to follow the sun's position throughout the day, maximizing energy production.

        ENTECH's technology can produce photovoltaic electricity, or thermal energy (heat) for commercial uses such as for heating and/or air conditioning. When applied in a combined fashion for onsite power applications, the cost to the customer can be significantly less for electricity generated and for BTU of heat provided versus separate competing systems currently on the market while being competitive with current retail energy prices.

        It is the Company's intention to purchase ENTECH through a newly-formed subsidiary. The financing of the acquisition is intended to be based solely on the business prospects and assets of the acquired entity, ENTECH.

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

Note (6) Contracts

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

        The Company generates billings based on the fulfillment of milestones, which are set forth in the signed contract for each project. Milestones may include, but are not limited to, initial permits being satisfied, delivery of materials, and installation when substantially complete.

Note (7) Equipment and Leasehold Improvements

        Equipment and leasehold improvements consist of the following at December 31, 2006 and 2005:

	2006	2005
Office furniture and equipment	$130,551	$8,224
Vehicles	78,143	34,634
Computers	16,568	5,319
Test equipment and assembly fixtures	—	4,903
Leasehold improvements	5,453	2,171

	230,715	55,251
Less accumulated depreciation and amortization	(34,907)	(4,636)

Equipment and leasehold improvements, net	$195,808	$50,615

        Depreciation expenses in 2006 and 2005 were $30,271 and $25,991 respectively. During 2005, we abandoned fully depreciated equipment and leasehold improvements totaling $253,381.

Note (8) Intangible Assets

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

Note (10) Securities Purchase Agreements

2004-Securities Purchase Agreement with SBI Brightline VIII LLC ("SBI Brightline SPA")

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

        The trading price of the Company's common stock during the several weeks leading up to April 1, 2004, the effective date of the SBI Brightline SPA, was generally greater than the price per share for the Tranche No. 1 shares that were sold under the SBI Brightline SPA; however, the average closing price during March 2004 was slightly more than $0.20 per share and the average share price of all of the shares to be sold under the SBI Brightline SPA is slightly greater than $0.21 per share.

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

2005 Securities Purchase Agreement with Camofi Master LDC ("Camofi SPA")

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

  •
  A $3,250,000 principal amount 10% convertible note due July 21, 2008 ("July 21, 2008 Note") for a purchase price of $3,000,000, which was convertible into 18,055,556 shares of the Company's common stock at closing (see Long-Term Debt and Notes Payable Note) and was fully converted as of December 31, 2006; and

  •
  Warrants to purchase an aggregate of 9,027,778 shares of common stock of the Company at an exercise price of $.18 per share associated with the July 21, 2008 Note issuance.

        In the fourth quarter of 2006, Camofi converted 250,000 shares at $0.18 per share, in full settlement of the outstanding debt due from the Company.

2006 Investment Agreement with EMCORE Corporation

Series D Convertible Preferred Stock

        On November 30, 2006, the Company issued a press release announcing the entry into three agreements with EMCORE Corporation ("EMCORE"), involving EMCORE's agreement to purchase up to 26.5% of WorldWater on a fully-diluted basis in exchange for $18 million. The three agreements entered into on November 29, 2006, are an Investment Agreement (the "Investment Agreement"), a Registration Rights Agreement (the "Registration Right Agreement") and a Letter Agreement (the "Letter Agreement", and together with the Investment Agreement and Registration Rights Agreement, the "Agreements"). The Boards of Directors of EMCORE and WorldWater each approved the Agreements.

Note (11) Long-Term Debt and Notes Payable

        Long-term debt (including convertible debt) and notes payable consist of the following uncollateralized loans outstanding at December 31, 2006 and 2005:

					Option to Pay Interest in either Common Stock or Cash
							Potential Number of Shares Upon Conversion @ 12/31/06	December 31, 2006		December 31, 2005
						Conversion Price of Common Stock
Maturity Date	Loans Holder	Stated Interest Rate	Effective Interest Rate	Interest Period				Face Amount	Net Amount Outstanding	Face Amount	Net Amount Outstanding
2006	Funds & Qualified individual investors	10%	19-30%	Semi-Annual	Yes	$0.15	—	$—	$—	$235,000	$12,887
2007	Funds & Qualified individual investors	10%	19-30%	Semi-Annual	Yes	$0.15	1,233,667	185,050	185,050	267,550(a)	230,842
2008	Funds & Qualified individual investors	10%	19-30%	Majority Monthly	Yes	$0.15	1,333,333	200,000	—	3,675,000(b)	—
On Demand	Qualified individuals	0% to 10%	0% to 15%	Majority Monthly & Semi-annually	No	N/A	N/A	30,347	30,347	3,000(c)	3,000
On Demand	Qualified individual investors	10%	10%	Maturity	No	$0.40	132,500	53,000	53,000	53,000(d)	53,000
Stated Maturity Date 1997	Qualified individual investors	8%	8%	Maturity	No	$0.40	125,000	50,000	50,000	50,000(e)	50,000
Not Stated	Qualified individual investors	4.50%	4.50%	Not stated	N/A	$0.495	85,859	42,500	42,500	42,500(f)	42,500
2010	Financial Institution	8%		Monthly principal & interest payments	No	N/A	N/A	38,456	38,456	107,475(g)	107,475

						Total	2,910,359	$599,353	399,353	$4,433,525	499,704

							Less current portion		360,897		161,387

							Long-term portion		$38,456		$338,317

(a)
In 2004, the company entered into loan agreements with individual investors totaling $185,050. These loan agreements bear 10% interest and have a maturity date in 2007.

(b)
In July 2005, the Company entered into a $3,250,000 10% convertible note due July 21, 2008, for total proceeds of $3,000,000, which was convertible into 18,055,556 shares of the Company's common stock. The note was convertible into the Company's common stock at a price equal to the lesser of (i) the volume-weighted average stock price for the 10 trading days prior to conversion, and (ii) $0.18 per share; provided that the conversion price shall not exceed the closing price on the day prior to conversion. As of December 31, 2006, the note was fully converted.

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

In July 2005, the Company issued Convertible notes to three investors (terms discussed above). The Company determined that the embedded conversion options did not require bifurcation and fair value accounting in accordance with FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", and EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Own Stock". The Company concluded that EITF 00-27: "Application of Issue No. 98-5 to Certain Convertible Instruments" ("EITF 00-27") should have been applied.

The Company noted that the fair market value of the stock on the date of issuance was lower than the conversion price of $0.18. The Company noted a debt discount attributable to the fair value of the warrants and the Beneficial Conversion Feature ("BCF") in the amount of $1,428,547 and $2,171,452, respectively. We note that the total debt discount attributable to the debt would have exceeded the cash proceeds allocated to the debt, however EITF 98-5, paragraph 6 indicates that the amount of the discount assigned to the discount is limited to the amount of the proceeds allocated to the convertible instrument, therefore the amounts attributed to the BCF is limited to $2,171,452. As a result, the face value of the debt upon issuance is essentially $1.

The Company will be amortizing the debt discount over the term of the debt using the effective interest method (EITF 00-27, Issue #6). If and when a conversion (or partial conversion) occur, any unamortized debt discount will be accelerated (proportionately) and recognized in the that periods statement of operations.

For the years ended December 31, 2006 and 2005, the Company recognized interest expense related to the July 2005 convertible notes in the amount of $3,399,992 and $6, respectively.

As of December 31, 2006 there was $200,000 of unamortized debt discount.

(c)
Loans payable to individual investors totaling $30,347. These loans were entered into in 1997. The notes bear 10% interest and are payable on demand.

(d)
Loans payable to individual investors totaling $53,000. These loans were entered into in 2000. The notes bear 10% interest and are payable on demand.

(e)
Loans payable to individual investors totaling $50,000. These loans were entered into in 1992. The notes bear 8% interest and had an original maturity date of October 14, 1997.

(f)
Loans payable to individuals, with no stated interest rate or maturity date. Imputed interest is calculated at a rate of 4.50% and is included in accrued interest.

(g)
Loans payable to individual investors totaling $38,456. These loans were entered into in 2005. The notes bear 8% interest and had an original maturity date in 2010.

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

Note (12) Related Party Transactions

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

Note (13) Convertible Preferred Stock

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

        In 2000, the Company issued 611,111 shares of Series B 7% three-year Convertible Preferred Stock at $0.90 per share. The Series B Preferred Stock proceeds were intended to be used by the Company for the initial operating requirements of WorldWater (Phils) Inc., the Company's Philippine subsidiary. The conversion privileges, which expired September 2003, were convertible either into 10% of WorldWater (Phils) Inc. or into 611,111 common shares of the Company.

        It is the Company's position that the holder of these preferred shares failed to convert to shares of the Company's common stock in accordance with the terms of issuance, and that the preferred shares expired on September 8, 2003. It is the Company's position that the obligations for the payment of dividends on such shares also terminated on that date. The Company is engaged in negotiations with the holder of the Series B preferred shares to resolve the disputed terms of conversion.

        Dividends on the Series B were accrued through September 30, 2004 at the rate of 7% and shown as 'Accretion of preferred stock dividends' in the Consolidated Statements of Operations.

Series C Convertible Preferred Stock

        The Company issued 750,000 shares of Series C 6% Convertible Preferred Stock at $1.00 per share. The Series C Convertible Preferred Stock proceeds were used to fund: (i) a $500,000 payment made to the ENTECH, Inc. ("ENTECH") to secure a binding letter of intent allowing the Company the opportunity to conduct due diligence for the proposed acquisition of all of the common shares of ENTECH by the Company or an affiliate; and (ii) due diligence expenses directly incurred in connection with the proposed acquisition transaction.

        The Series C Convertible Preferred Stock held by each subscriber is convertible on an all or none basis, into either: (i) common stock of the Company; or (ii) each holder's proportionate share of a 6.5% interest in the entity formed for the purpose of purchasing the common shares of ENTECH. Each holder of the Series C Convertible Preferred Stock may elect to convert into his or her proportionate share of a 6.5% interest in the entity formed to purchase the common stock of ENTECH during the 120 day period following the closing of the ENTECH transaction or, alternatively, may convert into the common stock of the Company at any time prior to January 1, 2009. The conversion price to be used for conversions into common stock of the Company will be equal to the closing bid price of the common stock on December 31, 2006, equal to $0.39 per share of our common stock.

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

Series D Convertible Preferred Stock

        On November 30, 2006, the Company issued a press release announcing the entry into three agreements with EMCORE Corporation ("EMCORE"), involving EMCORE's agreement to purchase up to 26.5% of WorldWater on a fully-diluted basis in exchange for $18 million. The three agreements entered into on November 29, 2006, are an Investment Agreement (the "Investment Agreement"), a Registration Rights Agreement (the "Registration Right Agreement") and a Letter Agreement (the "Letter Agreement", and together with the Investment Agreement and Registration Rights Agreement, the "Agreements"). The Boards of Directors of EMCORE and WorldWater each approved the Agreements.

        Pursuant to the Investment Agreement, EMCORE agreed to invest up to $18.0 million (the "Investment") in return for (i) six million, five hundred and twenty-three thousand, eight hundred and ten (6,523,810) shares of Series D Convertible Preferred Stock of WorldWater, par value $0.01 per share (the "Series D Stock") and (ii) six hundred and sixty-eight thousand, one hundred and thirty-nine (668,139) warrants to purchase six hundred and sixty-eight thousand, one hundred and thirty-nine (668,139) shares of Series D Stock (the "Warrants"). The Series D Stock and Warrants to be received by EMCORE are equivalent to an approximately thirty-one percent (31%) equity ownership in WorldWater, or approximately twenty-six and half percent (26.5%) on a fully diluted basis.

        On November 29, 2006, EMCORE invested $13.5 million in the Company, representing the first tranche of its $18 million investment, in return for which WorldWater issued to EMCORE (i) four million, eight hundred and ninety two thousand, eight hundred and fifty seven (4,892,857) shares of Series D Convertible Preferred Stock and (ii) five hundred and five thousand and forty-four (505,044) warrants (the "Tranche A Warrants") to purchase five hundred and five thousand and forty-four (505,044) shares of Series D Stock.

        The investment of the remaining $4.5 million second tranche (the "Tranche B Closing") will be consummated subject to the execution of a definitive strategic agreement between the Parties and certain other conditions set forth in the Investment Agreement. The Parties currently expect the execution of the definitive strategic agreement and the Tranche B Closing to occur before the end of the year. At the Tranche B Closing, WorldWater will issue to EMCORE (i) an additional one million, six hundred and thirty thousand, nine hundred and fifty-three (1,630,953) shares of Series D Convertible Preferred Stock and (ii) one hundred and sixty-three thousand and ninety-five (163,095) warrants to purchase one hundred and sixty-three thousand and ninety-five (163,095) shares of Series D Stock.

        In the Investment Agreement, the Company and EMCORE made customary representations, warranties and covenants and the Company agreed to indemnify EMCORE against certain potential losses incurred in connection with its investment in the Company. Pursuant to the terms of the Investment Agreement, EMCORE has been granted the following rights, among others: (i) the right to participate pro-rata in future financings and equity issuances by the Company; (ii) certain rights to obtain information regarding the financial results, financial performance, business and operations of WorldWater; and (iii) the right to nominate and appoint two individuals to WorldWater's Board of Directors.

        The Series D Stock has the designations, preferences and rights set forth in the certificate of designation filed with the Secretary of State for the State of Delaware on November 29, 2006 (the "Certificate of Designation"). Pursuant to the Certificate of Designation, holders of Series D Stock have the following rights, among others: (i) the sole right and discretion to convert their shares of Series D Stock at any time and from time to time into such number of fully paid and non-assessable shares of common stock, par value $0.001, of WorldWater (the "Common Stock") initially equal to such number of shares of Series D Stock multiplied by ten, subject to certain adjustments as more fully set forth in the Certificate of Designation including weighted average anti-dilution rights, (ii) the right to vote together with the holders of Common Stock as a single class on all matters submitted for a vote of holders of Common Stock, (iii) for so long as the beneficial ownership by the holders of Series D Stock (on a fully-diluted basis) does not fall below ten percent (10%) of the then outstanding shares of Common Stock, the exclusive right to elect two members of the Board of Directors of WorldWater, (iv) for so long as the beneficial ownership by the holders of Series D Stock (on a fully-diluted basis) is between five percent (5%) and ten percent (10%) of the then outstanding shares of Common Stock, the exclusive right to elect one member of the Board of Directors of WorldWater, (v) certain liquidation preferences as detailed in the Certificate of Designation and (vi) the right to receive dividends in an amount equal to the amount of dividends that such holder would have received had the holder converted its shares of Series D Stock into shares of Common Stock as of the date immediately prior to the record date for such dividend.

        On November 29, 2006, the Company recorded a beneficial conversion on preferred stock dividends which needed to be recognized on the preferred shares of 4,892,857 and warrants of 505,044. After calculating the intrinsic value, in conjunction with utilizing the Black Scholes method, an adjustment of $3,184,642 was recorded as a preferred stock dividend.

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

Note (14) Common Stock Transactions

        Common stock transactions during the twelve months ended December 31, 2006 consisted of the following:

	Shares	Price Per Share
Shares Issued and Outstanding December 31, 2005	108,786,940

Conversion of Convertible Loans totaling $3,792,500	21,422,223	$0.18
Warrants exercised	16,620,276	$0.19
Shares issued to induce warrant holder to exercise warrant	1,111,111	$0.22
Shares sold under Stock Purchase Agreements	—	$—
Shares issued in lieu of payment of cash for interest	206,630	$0.19
Stock options exercised	450,561	$0.19
Shares issued as compensation for public relations and business development	761,311	$0.19

Shares issued during the year ended December 31, 2006	40,571,582	$0.19

Shares issued and Outstanding December 31, 2006	149,359,052

Note (15) Warrant Transactions

        The Company accounts for transactions with non-employees, in which financing, goods or services are the consideration received for the issuance of equity warrant instruments under the fair value method. The fair value of all warrants are calculated using the Black-Scholes pricing model with the following assumptions: dividend yield of zero percent; expected volatility (calculated on a case by case situation), utilizing the current risk free interest rate, and an average term of 10 years. The relative fair value of the warrants resulted in non-cash expense charges of $528,000 and $1,985,000 for the years ended December 31, 2006 and 2005. All warrants are exercisable. All warrants are exercisable to common stock only.

        Warrant transactions consisted of the following during the year ended December 31, 2006:

	Exercisable Warrants	Stock Price
Warrants Outstanding As of December 31, 2005	36,789,366	$0.15 to $0.50

Detachable warrants issued in conjunction with the issuance registered common stock shares	1,083,614	$0.35 to $0.39
Warrants issued in consideration for extensions of short-term loans by a Director and Shareholders	875,000	$0.18 to $0.22
Warrants granted on commissions as debt and equity financings	2,612,169	$0.25 to $0.32
Warrants for services	500,000	$0.41
Exercise of warrants	(16,620,276)	$0.19
Expiration of outstanding warrants	(447,000)

	(11,996,493)

Warrants Outstanding As of December 31, 2006	24,792,873	$0.15 to $0.50

        Warrants outstanding expire as follows:

Year	Warrants Expiring	Strike Price
2007	2,885,666	$0.15-0.50
2008	2,551,697	0.15-0.37
2009	15,236,650	0.15-0.41
2011	4,118,860	0.18-0.375

	24,792,873

Note (16) Income Taxes

        Income tax benefit for the years ended December 31, 2006 and 2005 were as follows:

	2006	2005
Federal:
Current	$—	$—
Deferred	—	—

	—	—

State:
Current	—	—
Deferred	—	—
Benefit from sale of net operating losses and research credits	—	(200,953)

	$—	$(200,953)

        Income taxes computed using the federal statutory income tax rate differs from the Company's effective tax rate primarily due to the following for the years ended December 31, 2006 and 2005:

	2006	2005
Income tax benefit at US federal statutory tax rate	$(2,802,600)	$(3,541,000)
State income taxes, net of federal tax effect	(211,200)	(426,800)
Permanent items	258,900	1,098,200
Change in deferred tax asset valuation allowance	2,754,900	2,869,600
Benefit from sale of New Jersey net operating losses and research credits	—	(200,953)

	$—	$(200,953)

        As of December 31, 2006, the Company had Federal and state net operating loss carryforwards totaling approximately $32,055,800 and $17,189,500, respectively, available to reduce future taxable income and tax liabilities which expire at various dates between 2007 and 2026. In addition, as of December 31, 2006, the Company had federal research and development tax credit carryforwards of approximately $180,600 available to reduce future taxable income and tax liabilities which expire at various dates between 2026. Under provisions of the Internal Revenue Code, substantial changes in the Company's ownership may limit the amount of net operating loss carryforwards and research and development credit carryforwards, which can be used in future years. The carryforwards will expire as follows:

	Net Operating Loss Carryforwards		Research and Development Tax Credits
Year Expiring
	Federal	State	Federal	State
2007	$251,100	$—	$—	$—
2008	641,300	—	—	—
2009	887,900	—	19,600	—
2010	912,400	—	15,200	—
2011	981,200	4,759,500	15,400	—
2012	1,263,200	5,318,200	12,900	—
2013	1,337,700	7,111,800	20,400	—
2014	660,000	—	16,100	—
2015	1,687,500	—	17,700	—
2016	1,453,700	—	16,500	—
2017	1,688,400	—	8,100	—
2018	3,101,900	—	18,700	—
2019	4,759,500	—	20,000	—
2020	5,318,200	—	—	—
2021	7,111,800	—	—	—

	$32,055,800	$17,189,500	$180,600	$—

        Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Management has considered the Company's history of losses and, in accordance with the applicable accounting standards, has fully reserved the deferred tax asset. Deferred tax assets consist of the following at December 31, 2006 and 2005:

	2006	2005
Gross deferred tax assets
Net operating loss carryforwards	$12,327,100	$10,108,500
Warranty reserve	169,000	43,900
Accrued expenses and deferred compensation	534,000	122,800

	13,030,100	10,275,200
Gross deferred tax liabilities
Deferred tax valuation allowance	(13,030,100)	(10,275,200)

	$—	$—

        The Company participates in the State of New Jersey's corporation business tax benefit certificate transfer program (the "Program"), which allows certain high technology and biotechnology companies to transfer unused New Jersey net operating loss carryovers and research and development tax credits to other New Jersey corporation business taxpayers. In 2005, the Company submitted applications to the New Jersey Economic Development Authority (the "EDA") to participate in the Program for the years 2004 and 2003, and the applications were approved. The EDA then issued certificates certifying the Company's eligibility to participate in the Program for these years.

        During 2005, the Company sold approximately $2,207,000 and $210,000 of its 2004 and 2003 New Jersey State net operating loss carryforwards, and $10,800 of its 2004 research and development tax credits, resulting in the recognition of a $200,953 tax benefit.

Note (17) Stock-Based Compensation Plans

Incentive Stock Option Plan

        In 1999, the Board of Directors and stockholders approved the Company's 1999 Incentive Stock Option Plan (the "1999 Plan"), which was amended in 2006 with the approval of the Board of Directors and stockholders to increase the amount of available shares under the plan to a maximum of 25,000,000 million shares. The 1999 Plan authorizes the issuance of incentive stock options and nonqualified stock options. The Compensation Committee determines the type, amount and terms, including vesting, of any award made under the incentive plan. Incentive stock options granted generally vest as follows: grants to officers—generally over a defined term up to three years; and grants to employees—over the succeeding twelve months and expire between three and ten years from the date of the grant. Nonqualified stock option grants to directors and consultants generally vest immediately upon grant and expire three years from the date of grant.

        The following is a summary of stock option activity:

	Shares	Weighted- Average Exercise Price
Balance, December 31, 2004	10,015,325	$0.25
Granted	3,430,988	0.31
Cancelled	(205,539)	0.27
Exercised	(1,430,382)	0.23

Balance, December 31, 2005	11,810,392	$0.27
Granted	2,996,000	0.30
Cancelled	(997,600)	0.32
Exercised	(450,561)	0.24

Balance, December 31, 2006	13,358,231	$0.27

Options Exercisable, December 31, 2006	11,605,819	$0.26

        Summarized information about stock options outstanding is as follows:

Range of Exercise Prices	Options Outstanding as of December 31, 2006	Average Remaining Contractual Life	Average Exercise Price	Options Exercisable as of December 31, 2006	Average Exercise Price of Exercisable Options
$0.02-0.15	3,365,173	5.0 yrs.	$0.14	3,365,173	$0.14
0.19-0.30	4,928,170	7.6	0.27	3,538,170	0.27
0.31-0.40	4,860,888	6.8	0.34	4,498,476	0.34
0.45-0.59	204,000	1.2	0.49	204,000	0.49

Total	13,358,231		$0.27	11,605,819	$0.26

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

Note (18) Employees' Savings Plan

        The Company established a 401(k) plan in 2000 for eligible employees. Under the provisions of the plan, eligible employees may voluntarily contribute a portion of their compensation up to the statutory limit. In addition, the Company can make a matching contribution at its discretion. As of December 31, 2006, the Company has not made any contributions to the plan.

Note (19) Commitments and Guarantees

        The Company's commitments as of December 31, 2006, for the years 2007 through 2011 and thereafter are estimated below:

Amounts rounded in thousands	2007	2008	2009	2010	2011	Thereafter	Total
Long-tem debt maturities (face amount)	$360,897	$200,000	$—	$38,456	$—	$—	$599,353
Employment obligations	585,000	585,000	585,000	250,000	250,000	—	2,255,000
Renewable energy credit guarantee obligations	98,710	64,701	64,701	64,701	55,329	1,412	349,554
Operating lease payments	240,576	321,900	285,900	267,900	267,900	937,650	2,321,826
Repayment of grant	35,000	—	—	—	—	—	35,000

Total	$1,320,183	$1,171,601	$935,601	$621,057	$573,229	$939,062	$5,560,733

Operating Leases

        The Company's executive office, research and development facility is housed in a 30,000 square foot site located at 200 Ludlow Drive, Ewing, New Jersey 08638. The facility is leased under an operating lease commencing July 1, 2007, and expiring June 30, 2015. The Company also occupies 13,270 square feet at 55 Route 31 South, Pennington, NJ 08534. This facility is leased under an operating lease expiring on June 25, 2007.

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

        On December 18, 2006, the Company entered into a five-year employment agreement with Mr. Kelly, effective January 1, 2007. Adjusted compensation under the agreement is $250,000 annual salary and $1,200 per month auto allowance. Mr. Kelly participates in the Company "fringe benefits" including health coverage and the maintenance of a whole life policy. The benefits continue if employment is terminated without cause or by reason of death or disability to Mr. Kelly or his estate for the remaining term of the agreement or a period of 24 months, whichever is longer. Effective January 19, 2007, Mr. Kelly was granted 5,000,000 stock options at an exercise price of $0.40, fair market value at the date of the grant. These shares will vest twenty percent (20%) per year, with the first twenty percent (20%) vesting immediately upon the grant of the options and the remaining options vesting twenty percent (20%) per year on the annual anniversary of the initial grant.

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

Note (20) Contingencies

        The Company is subject to various claims and suits from time to time in the ordinary course of its business. The Company is not aware of any pending or threatened litigation that could have a material adverse effect on the Company's business, financial condition or results of operations.

Note (21) Supplemental Disclosure of Cash Flow Information

	2006	2005
Cash paid during the year for interest	$80,957	$242,154

Note (22) Subsequent Events

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

Note (23) Quarterly Financial Data (unaudited):

        Refer to Note (1) Restatement of Financial Statements.

        Summarized unaudited quarterly financial data for fiscal 2006 and 2005, is as follows (in thousands, except per share data):

        Profit & Loss:

	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
	(restated)	(restated)	(restated)	(restated)
Net loss	$(5,728)	$(1,998)	$(869)	$(5,662)
Basic net loss per share(1)	$(0.05)	$(0.01)	$(0.01)	$(0.04)
Diluted net loss per share(1)	$(0.05)	$(0.01)	$(0.01)	$(0.04)
	9 Months Ended	Quarter Ended	Quarter Ended
	September 30, 2005	September 30, 2005	December 31, 2005
	(restated)	(restated)	(restated)
Net loss	$(4,399)	$(1,560)	$(1,979)
Basic net loss per share(1)	$(0.05)	$(0.01)	$(0.01)
Diluted net loss per share(1)	$(0.05)	$(0.01)	$(0.01)
	Quarter Ended		Quarter Ended	Quarter Ended
		Quarter Ended
	March 31, 2006		September 30, 2006	December 31, 2006
		June 30, 2006
	(as previously reported)	(as previously reported)	(as previously reported)
Net loss	$(3,576)	$(1,998)	$(788)	$(5,100)
Basic net loss per share(1)	$(0.03)	$(0.01)	$(0.01)	$(0.08)
Diluted net loss per share(1)	$(0.03)	$(0.01)	$(0.01)	$(0.08)
	9 Months Ended	Quarter Ended	Quarter Ended
	September 30, 2005	September 30, 2005	December 31, 2005
	(as previously reported)	(as previously reported)
Net loss	$(7,541)	$(4,808)	$(2,566)
Basic net loss per share(1)	$(0.08)	$(0.05)	$(0.02)
Diluted net loss per share(1)	$(0.08)	$(0.05)	$(0.02)

(1)
Net income per share calculations for each quarter are based on the weighted average diluted shares outstanding for that quarter and may not total to the full year amount.

        Balance Sheet:

Quarter Ended:	March 31, 2006	June 30, 2006	September 30, 2006
	(restated)	(restated)	(restated)
Selected Balance Sheet Data:
Current liabilities	$4,287	$5,267	$4,699
Total liabilities	2,364	6,043	5,537
Additional paid-in capital	38,899	40,953	42,124
Accumulated deficit	(39,736)	(41,734)	(42,603)
Total stockholders' deficiency	1,274	(1,106)	(813)
Quarter Ended:	September 30, 2005
(restated)
Selected Balance Sheet Data:
Current liabilities	$2,491
Total liabilities	3,760
Additional paid-in capital	32,595
Accumulated deficit	(32,029)
Total stockholders' deficiency	573
Quarter Ended:	March 31, 2006	June 30, 2006	September 30, 2006
	(as previously reported)	(as previously reported)	(as previously reported)
Selected Balance Sheet Data:
Current liabilities	$4,421	$5,401	$4,833
Total liabilities	5,251	6,445	5,838
Additional paid-in capital	39,706	41,760	42,931
Accumulated deficit	(41,420)	(43,385)	(44,173)
Total stockholders' deficiency	(1,613)	(1,508)	(1,114)
Quarter Ended:	September 30, 2005
(as previously reported)
Selected Balance Sheet Data:
Current liabilities	$3,099
Total liabilities	6,184
Additional paid-in capital	33,402
Accumulated deficit	(35,171)
Total stockholders' deficiency	(1,762)

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

ITEM 8A.    CONTROLS AND PROCEDURES.

a)
Evaluation of disclosure controls and procedures

Limitations On Effectiveness of Controls

        The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. The Company's disclosure controls and procedures are designed to provide a reasonable assurance of achieving their objectives.

        The Company's management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective and ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Act"), are recorded, processed, summarized and reported, within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act are accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Such evaluation did not identify any change in the year ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting; however, one area of material weakness was identified.

        In connection with its audit of, and in the issuance of its report on the Company's financial statements for the year ended December 31, 2006, Amper, Politziner & Mattia, P.C. delivered a letter to the Audit Committee of our Board of Directors and the Company's management that identified a certain item that it considers to be a material weakness in the effectiveness of the Company's internal controls pursuant to standards established by the Public Company Accounting Oversight Board. A "material weakness" is a significant deficiency (as defined in the Public Company Accounting Oversight Board's Auditing Standard No. 2), or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

        The material weakness was a lack of adequate controls within the accounting software used by the Company to properly handle the accounting functions of a public company. This material weakness was first noted and disclosed in the Form 10-KSB for the year ended December 31, 2004. Beginning at that time and going forward, the Company used other mitigating controls to ensure that the financial statements were being fairly stated.

        The Company believes, that because of the limited number of projects completed in the year ended 2006, and the recruitment of its new CFO, the Company's disclosure controls and procedures are effective The Company agrees with its independent auditors that its system of internal control and reporting controls should be improved in line with expected continued growth in commercial operations and intends to take the implementation steps to improve its accounting functions. The impact of the above conditions were relevant to the fiscal year ended December 31, 2006 and did not affect the results of this period or any prior period.

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

        Quentin T. Kelly founded WorldWater, Inc. in 1984 as a consulting and R&D company and has been Chairman since then. Mr. Kelly also served as CEO from 1984 to January, 2006, and resumed his role as CEO in January 2007. Mr. Kelly was previously Director of Information Services and Assistant to the President of Westinghouse Electric Corporation from 1965 to 1971, and subsequently became President of Kelly-Jordan Enterprises, Inc., a leisure products company from 1971 to 1975, and then President of Pressurized Products, Inc., manufacturers and international marketers of specialized water systems and products, from 1976 to 1984. Mr. Kelly is an alumnus of Kenyon College and holds three U.S. patents relating to water systems. He has many years' experience in business relating to water and power needs in the U.S. and the developing world. He has worked on water supply and solar power projects in the U.S. and with more than a dozen governments and private contractors throughout the world.

        Dr. Frank W. Smith joined the Company as Chief Operating Officer in February 2007. He previously served as Vice President of Strategy and Business Development at EMCORE Corporation, where he identified target acquisitions, managed the due diligence process, and provided strategic direction for the company. Prior to this, he was an Operations Director at JDS Uniphase, where he managed several business units since 1999, before which he was a Program Manager at Lockheed Martin. He was also a Manager at MIT's Lincoln Labs and has accumulated five patents under his name as well as having published nearly two dozen articles. Dr. Smith graduated with a B.S. in Engineering & Applied Science from Yale University and completed a Masters and Ph.D. in Electrical Engineering & Computer Science from MIT, with a minor in Business Administration from MIT's Sloan School of Business.

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

        Dr. Hong Hou has been a director of the Company since January 2007. Dr. Hou is also a member of the Board of Directors of EMCORE where he has served in a variety of leadership roles since 1998. He currently is President, Chief Operating Officer of EMCORE Corp. He co-started EMCORE's Photovoltaics Division, and subsequently managed the Fiber Optics Division. He was Executive Vice President of Business Development and Product Strategy before becoming Vice President and General Manager of EMCORE's Ortel Division. From 1995 to 1998 he was a Principal Member of the Technical Staff at Sandia National Laboratories, a Department of Energy weapon research lab managed by Lockheed Martin. Prior to that, he served with AT&T Bell Laboratories, engaging in research on high-speed optoelectronic devices. He holds a Ph.D. in electrical engineering from the University of California at San Diego. He has published over 150 journal articles and holds seven U.S. patents.

        Reuben F. Richards, Jr. has been a director of the Company since January 2007. Mr. Richards, who joined EMCORE Corporation in October 1995 as its President and Chief Operating Officer, became Chief Executive Officer in December 1996. Mr. Richards has been a director of EMCORE since May 1995. From December 1993 to December 1995, he has been a member and President of Jesup & Lamont Merchant Partners. From 1991—1993, Mr. Richards was a principal with Hauser, Richards & Co., a firm engaged in corporate restructuring and management turnarounds. From 1986—1991, Mr. Richards was a Director at Prudential-Bache Capital Funding in its Investment Banking Division. Mr. Richards has served on the Boards of the University of New Mexico School of

Engineering, Sandia National Laboratories External Review Panel and Board of GELcore, EMCORE's joint venture with General Electric.

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

        W. Harrison Wellford, Esq. became a Director of the Company in January 2007 and has served as the Company's legal counsel for energy matters. He is a recently retired partner from the firm of Latham & Watkins, LLP, where he practiced in the areas of energy, mergers and acquisitions, and project finance law. Mr. Wellford is active in the management and financing of renewable energy and energy efficiency technology companies. He currently serves as either a board member or advisor to several companies in the energy field. Mr. Wellford served as the Executive Associate Director of the President's Office of Management and Budget from 1977 to 1981. He also has held several senior management positions in Presidential transitions since 1976. In the 1980's Mr. Wellford was a leading advocate for the creation of the competitive power industry and a founder of the largest trade association for independent power companies. Mr. Wellford earned his B.A. from Davidson College, his M.A. from Cambridge University, his Ph.D. in Government from Harvard University and his J.D. from Georgetown University.

MEETING ATTENDANCE

        The business of the Company is managed under the direction of the Board. The Board meets during the Company's fiscal year to review significant developments affecting the Company and to act on matters requiring Board approval. The Board held nine meetings and acted by unanimous written consent numerous times during the fiscal year ended December 31, 2006. All of the Directors attended the meetings held during the year.

COMMITTEES OF THE BOARD OF DIRECTORS

        The Board of Directors has a standing Audit Committee and a standing Compensation Committee. The Audit Committee and Compensation Committee met following the end of each of the fiscal quarters in 2006 and 2005.

        Mr. Cygler, Dr. Sethi, and Ms. Schermerhorn comprise the Audit Committee. The Audit Committee operates under a formal written charter. The Audit Committee makes recommendations concerning the engagement of independent public accountants, reviews with the independent accountants the results of the audit engagement, approves professional services provided by the accountants including the scope of non-audit services, if any, and reviews the adequacy of the Company's internal accounting controls.

        Mr. Cygler, Dr. Sethi, and Ms. Schermerhorn comprise the Compensation Committee. The Compensation Committee makes recommendations to the Board regarding the executive and employee compensation programs of our company. Committee makes recommendations to the Board regarding the executive and employee compensation programs of our company.

ITEM 10.    EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

        The following table sets forth information with respect to the compensation paid by the Company to its chairman and to each other executive officer of the Company who received at least $100,000 in salary and bonus during 2006 and 2005. The "Named Executive Officers" are:

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Quentin T. Kelly Chairman & CEO	2005 2006	170,000 160,000	— 50,000	— —	37,200(2) —	— —	— —	58,000(1) 58,000(1)	265,200 268,000

Larry Crawford EVP, CFO	2005 2006	— 71,423	— 11,093	— —	— 102,000(3)	— —	— —	— —	— 184,516

Dr. Anand Rangarajan EVP, CTO	2005 2006	121,250 123,738	7,230 17,748	— —	— —	— —	— —	9,000(5) 9,000(5)	137,480 150,486

James S. Brown EVP, Project Finance	2005 2006	150,000 131,625	— 16,269	— —	— —	— —	— —	— —	150,000 147,894

James S. Farrin Former CEO	2005 2006	— 80,045	— 73,950	— —	— 223,915(4)	— —	— —	— —	— 377,910

(1)
Represents the premium paid for a life insurance policy, the beneficiary of which is Mr. Kelly's wife ($46,000) plus use of the Company vehicle ($12,000).

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

(5)
Represents $9,000 for Company provided vehicle.

Outstanding Equity Awards at 2006 Fiscal Year-End

Option Awards							Stock Awards
Name	Number of Securities Underlying Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options(#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Quentin T. Kelly	37,975 120,000 1,250,000 60,000 60,000 30,000 30,000 60,000 30,000 30,000 120,000 120,000	— — — — — — — — — — — —	— — — — — — — — — — — —	0.15 0.34 0.15 0.34 0.15 0.15 0.15 0.15 0.15 0.28 0.28 0.31	5/31/2007 5/31/2008 12/31/2011 12/31/2011 12/31/2012 6/30/2014 9/30/2013 12/31/2012 6/30/2014 12/30/2014 12/31/2014 12/31/2015	— — — — — — — — — — — —	— — — — — — — — — — — —	— — — — — — — — — — — —	— — — — — — — — — — — —
James S. Farrin	933,333	66,667	—	0.38		66,667	667	—	—
Larry L. Crawford	—	600,000	—	0.27	7/19/2016	600,000	72,000	—	—
Dr. Anand Rangarajan	96,000 100,000 48,000 24,000 24,000 48,000 24,000 750,000	— — — — — — — 250,000	— — — — — — — —	0.34 0.15 0.15 0.15 0.15 0.15 0.15 0.25	5/31/2008 12/31/2011 12/31/2012 6/30/2014 9/30/2013 12/31/2012 6/30/2014 12/31/2014	— — — — — — — 250,000	27,500	— — — — — — — —	— — — — — — — —
James S. Brown	250,000 696,430	— 250,000	—	0.38 0.28	6/30/2014 12/31/2014	— 250,000	27,500	— —	— —

Compensation of Directors

        Outside directors are entitled to receive options to purchase 50,000 shares of the Company's common stock for each year of service on the Board of Directors. Members of the standing committees of the Board of Directors are compensated on a quarterly basis for their participation in meetings of the respective committees.

Director Compensation—2006

Name	Fees Earned or Paid in Cash	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferrred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)		(e)	(f)	(g)	(h)
All Non-Employee Board Members
Joe Cygler	$12,000	—	$6,000	(1)	—	—	—	$18,000
Joe Cygler	—	—	8,000	(2)	—	—	—	8,000
Lange Schermerhorn	8,000	—	6,000	(1)	—	—	—	14,000
Lange Schermerhorn	—	—	8,000	(2)	—	—	—	8,000
Davinder Sethi	12,000	—	6,000	(1)	—	—	—	18,000
Davinder Sethi	—	—	8,000	(2)	—	—	—	8,000

Total	$32,000	—	$42,000		—	—	—	$74,000

(1)
50,000 share option grant for services, at a price of $.26 per share was issued on June 14, 2006. The Black Scholes method was utilized to determine the Company expense.

(2)
50,000 share option grant for services, at a price of $.22 per share was issued on September 8, 2006. The Black Scholes method was utilized to determine the Company expense.

Employment Contracts

        On December 18, 2006, the Company entered into a five-year employment agreement with Mr. Kelly, effective January 1, 2007. Adjusted compensation under the agreement is $250,000 annual salary and $1,200 per month auto allowance. Mr. Kelly participates in the Company "fringe benefits" including health coverage and the maintenance of a whole life policy. The benefits continue if employment is terminated without cause or by reason of death or disability to Mr. Kelly or his estate for the remaining term of the agreement or a period of 24 months, whichever is longer. Effective January 19, 2007, Mr. Kelly was granted 5,000,000 stock options at an exercise price of $0.40, fair market value at the date of the grant. These shares will vest twenty percent (20%) per year, with the first twenty percent (20%) vesting immediately upon the grant of the options and the remaining options vesting twenty percent (20%) per year on the annual anniversary of the initial grant.

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

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table sets forth the number and percentage of the shares of the registrant's Common stock owned as of December 31, 2006 by all persons known to the registrant who own more than 5% of the outstanding number of such shares, by all directors of the registrant, and by all officers and directors of the registrant as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(1)		Percent of Class
CAMOFI Master LDC C/O Centrecourt Asset Management 30 Third Avenue, 14th Floor New York, NY 10022	9,431,900	(2)	6%
EMCORE Corporation 145 Belmont Drive Somerset, New Jersey 08873	53,909,009	(3)	26.7%
Quentin T. Kelly*	5,164,975	(4)	3.4%
James S. Farrin*	1,250,000	(5)	0.8%
Dr. Anand Rangarajan*	1,114,000	(6)	0.7%
Larry L. Crawford*	600,000	(7)	0.4%
James S. Brown*	1,000,000	(8)	0.7%
Joseph Cygler*	934,300	(9)	0.6%
Dr. Davinder Sethi*	670,100	(10)	0.4%
Lange Schermerhorn*	300,000	(11)	0.2%
All Directors and Officers as a group (8 persons)	11,033,275		6.8%

*
All officers and directors may be contacted at the Company's address: WorldWater & Power Corp., Pennington Business Park, 55 Route 31 South, Pennington, New Jersey 08534

(1)
For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares of common stock that such person has the right to acquire within 60 days of December 31, 2006. For purposes of computing the percentage of outstanding shares of common stock held by each person or group of persons named above, any security which such person or persons has or have the right to acquire within such a date is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except community property laws, the Company believes, based on information supplied by such persons, that the persons named in this table have sole voting and investment power with respect to all shares of common stock which they beneficially own.

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

(4)
This amount includes 606,060 shares owned by Mrs. Quentin T. Kelly, CFK Limited Partnership and QTK Limited Partnership which were formed for the benefit of Mr. Kelly's children, and options and warrants to purchase 1,974,975 shares as of December 31, 2006.

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

PART IV

ITEM 13.    EXHIBITS

  (a)
  Exhibits:

Exhibit Number	Description
2.1	Plan of Merger of WorldWater, a Nevada corporation with and into WorldWater, a Delaware corporation, filed with the State of Delaware April 30, 2001. Incorporated by reference to Exhibit 2.1 to the Company's Form SB-2 filed with the Securities and Exchange Commission on January 3, 2003 (File No. 333-102348).
2.2
State of Nevada Articles of Merger, filed with the State of Nevada May 9, 2001. Incorporated by reference to Exhibit 2.2 to the Company's Form SB-2 filed with the Securities and Exchange Commission on January 3, 2003 (File No. 333-102348).
2.3
Certificate of Merger of Domestic Corporation and Foreign Corporation filed with State of Delaware April 30, 2001. Incorporated by reference to Exhibit 2.3 to the Company's Form SB-2 filed with the Securities and Exchange Commission on January 3, 2003 (File No. 333-102348).
3.1
Certificate of Incorporation. Incorporated by reference to Exhibit 4.1 to the Company's Form S-8 dated July 23, 2001 filed with the Securities and Exchange Commission on August 1, 2001 (File No. 333-66484).
3.2
Certificate of Amendment of Certificate of Incorporation. Incorporated by reference to Exhibit 3.2 to the Company's Form SB-2 filed with the Securities and Exchange Commission on January 3, 2003 (File No. 333-102348).
3.3
Amended and Restated By-laws of WorldWater Incorporated by reference to Exhibit 4.2 to the Company's Form S-8 dated July 23, 2001 filed with the Securities and Exchange Commission on August 1, 2001 (File No. 333-66484).
3.4
Certificate of Amendment of Certificate of Incorporation dated July 7, 2005. Incorporated by reference to Exhibit 3.4 to the Company's Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2006 (File No. 00016936).
3.5	Certificate of Amendment of Certificate of Incorporation dated October 11, 2006.
4.1
Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock dated November 29, 2006. Incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on December 5, 2006 (File No. 000-16936).
10.1
Securities Purchase Agreement between WorldWater Corp. and SBI Brightline VIII LLC dated April 1, 2004. Incorporated by reference to Exhibit 10.1 to the Company's Form SB-2filed with the Securities and Exchange Commission on July 30, 2004 (File No. 333-115561).
10.2
Term Credit Agreement dated March 29, 2004 by and among WorldWater Corp., Hong Kong League Central Credit Union; HIT Credit Union and SBI Advisors, LLC. Incorporated by reference to Exhibit 10.2 to the Company's Form SB-2 filed with the Securities and Exchange Commission on July 30, 2004 (File No. 333-115561).
10.3	Stock Purchase Warrant dated March 29, 2004. Incorporated by reference to Exhibit 10.3 to Company's Form SB-2 filed with the Securities and Exchange Commission on July 30, 2004 (File No. 333-115561).

10.4
Registration Rights Agreement by and between WorldWater and SBI Advisors, LLC dated as of March 29, 2004 Incorporated by reference to Exhibit 10.4 to the Company's Form SB-2 filed with the Securities and Exchange Commission on July 30, 2004 (File No. 333-115561).
10.5
Forms of Warrant Purchase Agreements between WorldWater and certain Selling Stockholders. Incorporated by reference to Exhibit 10.5 to the Company's Form SB-2 filed with the Securities and Exchange Commission on February 11, 2005 (File No. 333-122756).
10.6
Form of Registration Rights Agreement between WorldWater and certain Selling Stockholders. Incorporated by reference to Exhibit 10.6 to the Company's Form SB-2 filed with the Securities and Exchange Commission on February 11, 2005 (File No. 333-122756).
10.7
Restricted Stock Agreement for Quentin T. Kelly dated July 1, 2002. Incorporated by reference to Exhibit 10.12 to the Company's Form SB-2 filed with the Securities and Exchange Commission on January 3, 2003 (File No. 333-102348).
10.8	Quentin T. Kelly Employment Agreement dated effective as of January 1, 2007.
10.9	Douglas Washington Employment Agreement dated effective as of January 1, 2007.
10.10	Larry Crawford Employment Agreement dated effective as of January 1, 2007.
10.11
James S. Brown Employment Agreement dated May 24, 2004. Incorporated by reference to Exhibit 10.10 to the Company's Form SB-2 filed with the Securities and Exchange Commission on February 11, 2005 (File No. 333-122756).
10.12
Securities Purchase Agreement dated as of July 21, 2005 between WorldWater & Power Corp., a Delaware corporation as the Company and Camofi Master LDC, its successors and assigns as Purchaser. Incorporated by reference to 10.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on July 28, 2005 (File No. 000-16936).
10.13
Registration Rights Agreement dated as of July 21, 2005 between WorldWater & Power Corp., a Delaware corporation and CAMOFI Master LDC as Purchaser. Incorporated by reference to 10.3 to the Company's Form 8-K filed with the Securities and Exchange Commission on July 28, 2005 (File No. 000-16936).
10.14
Common Stock Purchase Warrant dated July 21, 2005 issued to CAMOFI Master LDC as Holder for 9,027,778 shares of common stock of WorldWater & Power Corp. at the exercise price of $0.18 per share and terminating on July 21, 2009. Incorporated by reference to 10.5 to the Company's Form 8-K filed with the Securities and Exchange Commission on July 28, 2005 (File No. 000-16936).
10.15
Common Stock Purchase Warrant dated July 21, 2005 issued to CAMOFI Master LDC as Holder for 1,277,778 shares of common stock of WorldWater & Power Corp. at the exercise price of $0.22 per share and terminating on July 21, 2009. Incorporated by reference to 10.6 to the Company's Form 8-K filed with the Securities and Exchange Commission on July 28, 2005 (File No. 000-16936).
10.16
Common Stock Purchase Warrant dated July 25, 2005 issued to The Water Fund, LP for 416,667 shares of common stock of WorldWater & Power Corp. at the exercise price of $0.22 per share and terminating on August 15, 2009. Incorporated by reference to 10.17 to the Company's Form SB-2 filed with the Securities and Exchange Commission on October 21, 2005 (File No. 33-0123045).

10.17
Common Stock Purchase Warrant dated July 25, 2005 issued to The Water Fund, LP for 416,667 shares of common stock of WorldWater & Power Corp. at the exercise price of $0.22 per share and terminating on August 15, 2009. Incorporated by reference to 10.18 to the Company's Form SB-2 filed with the Securities and Exchange Commission on October 21, 2005 (File No. 33-0123045).
10.18
Investment Agreement dated as of November 29, 2006 between WorldWater & Power Corp., a Delaware corporation as the Company and Emcore Corporation. Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on December 5, 2006 (File No. 000-16936).
10.19
Registration Rights Agreement dated as of November 29, 2006 between WorldWater & Power Corp., a Delaware corporation and Emcore Corporation. Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed with the Securities and Exchange Commission on December 5, 2006 (File No. 000-16936).
10.20
Letter Agreement dated as of November 29, 2006 between WorldWater & Power Corp., a Delaware corporation and Emcore Corporation. Incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed with the Securities and Exchange Commission on December 5, 2006 (File No. 000-16936).
10.21
Series D Convertible Preferred Stock Purchase Warrant dated November 29, 2006 issued to Emcore Corporation for 505,044 shares of Series D Convertible Preferred Stock of WorldWater & Power Corp. at the exercise price of $3.17 per share and terminating on November 29, 2016. Incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed with the Securities and Exchange Commission on December 5, 2006 (File No. 000-16936).
31.1	Certification by the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification by the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

WorldWater & Power Corp. (Registrant)
By:	/s/ QUENTIN T. KELLY Quentin T. Kelly, Chairman / Chief Executive Officer	Date:	November 1, 2007
By:	/s/ LARRY L. CRAWFORD Larry L. Crawford Executive Vice President/ ChiefFinancial Officer		November 1, 2007

INTENTIONALLY LEFT BLANK

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-KSB/A has been signed by the following persons in the capacities and as of the dates indicated:

Signature	Title	Date

/s/ QUENTIN T. KELLY Quentin T. Kelly	Chairman. Chief Executive Officer	November 1, 2007
/s/ LARRY L. CRAWFORD Larry L. Crawford	Executive Vice President, Chief Financial Officer	November 1, 2007
/s/ JOSEPH CYGLER Joseph Cygler	Director	November 1, 2007
/s/ DR. HONG HOU Dr. Hong Hou	Director	November 1, 2007
/s/ DR. DAVINDER SETHI Dr. Davinder Sethi	Director	November 1, 2007
Reuben F. Richards, Jr.	Director	November 1, 2007
/s/ LANGE SCHERMERHORN Lange Schermerhorn	Director	November 1, 2007
Harrison Wellford	Director	November 1, 2007

EXHIBIT INDEX

31.1	Certification by the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification by the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

QuickLinks

TABLE OF CONTENTS
EXPLANATORY NOTE
PART I.
  ITEM 1. DESCRIPTION OF BUSINESS
INTELLECTUAL PROPERTY
  ITEM 2. DESCRIPTION OF PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
PART II.
  ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATION
  ITEM 7. FINANCIAL STATEMENTS.
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
WORLDWATER & POWER CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
  ITEM 8A. CONTROLS AND PROCEDURES.
PART III.
  ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
MEETING ATTENDANCE
COMMITTEES OF THE BOARD OF DIRECTORS
  ITEM 10. EXECUTIVE COMPENSATION
  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 13. EXHIBITS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
SIGNATURES
EXHIBIT INDEX