Form 10-Q/A
period 2007-03-31
WORLDWATER & SOLAR TECHNOLOGIES CORP.
filed 2007-11-02
CIK 811271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 2

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

The Company has re-evaluated its accounting for its July 2005 convertible debentures. In reviewing the accounting treatment, the Company determined that the embedded conversion options did not require bifurcation and fair value accounting in accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock”. The Company concluded that EITF 00-27: “Application of Issue No. 98-5 to Certain Convertible Instruments” (“EITF 00-27”) should have been applied.

The Company initially calculated the Beneficial Conversion Feature (“BCF) using the guidance in EITF 98-5, which stated that the BCF is amortized over the life of the debt or immediately if the debt is convertible immediately. The Company failed to apply the guidance in EITF 00-27 (Issue #6), which states that EITF 98-5 should be modified to require the discount related to the BCF to be accreted from the date of issuance to the stated redemption date regardless of when the earliest conversion date occurs using the effective interest method.

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

The total impact of this restatement on the Company’s statement of operations was to increase the net loss applicable to common stockholders for the quarter ended March 31, 2007 by approximately $30,000, and to increase the net loss applicable to common stockholders by approximately $2,152,000 for the quater ended March 31, 2006.

WORLDWATER  & POWER CORP.
TABLE OF CONTENTS

WORLDWATER & POWER CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2007 AND DECEMBER  31, 2006

(UNAUDITED)

	March 31, 2007	December 31, 2006
	(Unaudited)	*
	(Restated)
Assets
Current Assets:
Cash and cash equivalents	$2,997,487	$5,770,595
Restricted cash and cash equivalents	—	31,257
Accounts receivable, net of allowance for doubtful accounts of $29,257 as of March 31, 2007 and December 31, 2006	3,543,691	5,288,241
Accounts receivable, other	22,500	22,500
Inventory	1,749,578	748,470
Costs and estimated earnings/losses in excess of billings	3,044,819	2,548,427
Prepaid expenses and deposits	927,413	1,763,293
Advances to employees	39,525	33,676
Total Current Assets	12,325,013	16,206,459

Equipment and Leasehold Improvements, Net	240,085	195,808

Intangible And Other Assets
Deferred costs on proposed acquisition	911,442	790,769
Other intangible assets, net	56,667	66,667
Deposits	133,709	8,443
Total Assets	$13,666,916	$17,268,146

Liabilities and Stockholders’ Deficiency

Current Liabilities:
Accounts payable and accrued expenses	$2,944,252	$4,862,877
Long-term debt and notes payable, current portion	169,029	360,897
Customer deposits	6,453	43,453
Renewable Energy Credit guarantee liability, current portion	85,982	98,710
Billings in excess of costs and estimated earnings/losses	93,200	149,245
Notes payable, related parties	—	3,000
Total Current Liabilities	3,298,916	5,518,182

Long-term debt and notes payable	66,005	38,456
Renewable Energy Credit guarantee liability, net of current portion	250,844	250,844
Total Liabilities	3,615,765	5,807,482

Convertible Redeemable Preferred Stock
Series C convertible redeemable preferred stock	750,000	750,000
Series D convertible redeemable preferred stock	12,134,388	12,134,388
Total Convertible Redeemable Preferred Stock	12,884,388	12,884,388

Stockholders’ Deficiency:
Preferred Stock 7% Convertible $.01 par value authorized 10,000,000; issued and outstanding:	—	—
Series B 611,111 shares liquidation preference $550,000 as of March 31, 2007 and December 31, 2006	6,111	6,111
Common Stock, $.001 par value; authorized 275,000,000; 152,043,300 issued and outstanding at March 31, 2007 and 149,359,052 issued and outstanding at December 31, 2006	152,043	149,359
Additional paid-in capital	47,445,321	46,685,809
Accumulated deficit	(50,436,712)	(48,265,003)
Total Stockholders’ Deficiency	(2,833,237)	(1,423,724)
Total Liabilities and Stockholders’ Deficiency	$13,666,916	$17,268,146

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

* Derived from audited financial statements.

WORLDWATER & POWER CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE QUARTERS ENDED MARCH 31, 2007 AND 2006

(UNAUDITED)

	2007	2006
	(Restated)	(Restated)
Revenues:
Contract	$949,277	$1,898,177
Grant	—	58,772
Total	949,277	1,956,949

Cost of Revenues:
Contract	749,886	1,796,235
Grant	—	29,800
Total	749,886	1,826,035

Gross Profit (Loss):
Contract	199,391	101,942
Grant	—	28,972
Total	199,391	130,914

Operating Expenses:
Marketing, general and administrative expenses	2,299,622	1,950,564
Research and development expense	47,478	88,733
Total Expenses	2,347,100	2,039,297
Loss from Operations	(2,147,709)	(1,908,383)

Other (Expense) Income
Debt sourcing fees and commissions	—	(158,310)
Beneficial conversion and Warrant amortization	(30,397)	(2,483,994)
Warrant exercise inducement expense	—	(991,608)
Interest Income, (Expense), net	17,647	(185,718)
Total Other (Expense) Income, Net	(12,750)	(3,819,630)
Net Loss	(2,160,459)	(5,728,013)

Accretion of preferred stock dividends	(11,250)	—
Net Loss Attributable to Common Shareholders	$(2,171,709)	$(5,728,013)

Basic and diluted net loss per common share	$(0.01)	$(0.05)

Weighted Average Common Shares Outstanding used in Per Share Calculation	151,311,763	120,447,445

The Notes to the Condensed Financial Statements are an integral part of these statements.

WORLDWATER & POWER CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE QUARTERS ENDED MARCH 31, 2007 AND 2006

(UNAUDITED)

	2007	2006
	(Restated)	(Restated)
Cash Flows from Operating Activities:
Net loss applicable to common shareholders	$(2,171,709)	$(5,728,013)
Adjustments to reconcile net loss to net cash used in operating activities:
Beneficial conversion and Warrant amortization	30,397	2,483,988
Warrant exercise inducement fees	—	992,000
Amortization of interest expense, net	—	88,046
Stock based employee compensation cost	195,809	347,579
Amortization of intangibles and loan origination costs	10,000	168,310
Issuance of stock for service	132,000	137,000
Issuance of options and warrants for services	60,000	88,137
Amortization of deferred compensation	—	7,500
Issuance of stock in lieu of interest	25,736	6,917
Depreciation and amortization	10,799	4,537

Changes in assets and liabilities:
Accounts receivable	1,744,549	(578,851)
Accounts receivable -related parties	—	32,426
Inventory	(1,001,108)	159,115
Costs and estimated earnings/losses in excess of billings	(496,392)	(644,783)
Prepaid expenses and deposits	710,615	(15,426)
Advances to employees	(5,849)	(2,600)

Accounts payable and other accrued expenses	(1,953,625)	591,119
Accrued losses on construction in progress	—	(140,690)
Billings in excess of costs and estimated earnings/losses	(56,045)	7,022
Renewable energy credits guarantee liability	(12,728)	(25,520)
Customer deposits	(2,000)	380,805
Net Cash (Used in) Operating Activities	(2,779,551)	(1,641,382)

Cash Flows from Investing Activities:
Purchase of equipment and leasehold improvements	(55,074)	(33,149)
Deferred costs on proposed acquisition	(120,675)	—
Net Cash (Used in) Investing Activities	(175,749)	(33,149)

Cash Flows from Financing Activities:
Proceeds from issuance of debt, notes payable and warrants	—	26,205
Proceeds from exercise of warrants and stock options	163,601	1,735,295
Increase in Restricted Cash and Restricted Cash Equivalents	31,257	—
Payments on long-term debt	(12,666)	(23,746)
Net Cash Provided by Financing Activities	182,192	1,737,754

Net Increase (Decrease) in cash and cash equivalents	(2,773,108)	63,223

Cash and cash equivalents, Beginning of Period	5,770,595	798,649

Cash and cash equivalents, End of Period	$2,997,487	$861,872

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

WORLDWATER & POWER CORP.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

FOR THE QUARTER ENDED MARCH 31, 2007

(UNAUDITED)

(Restated)

					Additional	Additional
					Paid-In	Paid-In
	Preferred Stock		Common Stock		Capital	Capital	Accumulated
	Shares	Par Value	Shares	Par Value	(Preferred)	(Common)	Deficit	Total

Balance, December 31, 2006	611,111	$6,111	149,359,052	$149,359	$537,331	$46,148,478	(48,265,003)	$(1,423,724)

Conversion of convertible notes	—	—	1,233,666	1,234	—	183,816	—	185,050

Issuance of common stock:
For services	—	—	600,000	600	—	131,400	—	132,000
Exercise of warrants	—	—	44,666	45	—	8,888	—	8,933
Exercise of options	—	—	726,450	726	—	153,942	—	154,668
In lieu of payment of interest	—	—	79,466	79	—	25,657	—	25,736

Warrants granted for services	—	—	—	—	—	60,000	—	60,000

Share-based employee compensation cost	—	—	—	—	—	195,809	—	195,809

Net loss	—	—	—	—	—	—	(2,171,709)	(2,171,709)
Balance, March 31, 2007	611,111	$6,111	152,043,300	$152,043	$537,331	$46,907,990	$(50,436,712)	$(2,833,237)

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WORLDWATER & POWER CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note (1)   Restatement of Financial Statements due to Review of a Convertible Debt Instrument

The Company has re-evaluated its accounting for its July 2005 convertible debentures. In reviewing the accounting treatment, the Company determined that the embedded conversion options did not require bifurcation and fair value accounting in accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock”. The Company concluded that EITF 00-27: “Application of Issue No. 98-5 to Certain Convertible Instruments” (“EITF 00-27”) should have been applied.

The Company initially calculated the Beneficial Conversion Feature (“BCF) using the guidance in EITF 98-5, which stated that the BCF is amortized over the life of the debt or immediately if the debt is convertible immediately. The Company failed to apply the guidance in EITF 00-27 (Issue #6), which states that EITF 98-5 should be modified to require the discount related to the BCF to be accreted from the date of issuance to the stated redemption date regardless of when the earliest conversion date occurs using the effective interest method.

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

The total impact of this restatement on the Company’s statement of operations was to increase the net loss applicable to common stockholders for the quarter ended March 31, 2007 by approximately $30,000, and to increase the net loss applicable to common stockholders by approximately $2,152,000 for the quater ended March 31, 2006.

A summary of all adjustments included in this Quarterly Report on Form 10-Q/A is detailed below (in thousands)

The following table reflects the impact of the restatement on the net loss for the quarters ended March 31, 2007 and March 31, 2006 (in thousands):

	Quarter Ending
	March 31, 2007	March 31, 2006
Increase/(Decrease) to Net Loss
Beneficial conversion and Warrant amortization	$(30)	$(2,484)
Interest expense, net	—	332
Total increase/(decrease) to net income	$(30)	$(2,152)

The effects of our restatement on previously reported consolidated financial statements as of March 31, 2007 and March 31, 2006 and for the quarters ended March 31, 2007 and March 31, 2006 are summarized as follows.

The following table reflects the impact of the restatement on the Consolidated Balance Sheets (in thousands):

	March 31, 2007	March 31, 2007
	(as previously	(restated)
	reported)
Selected Balance Sheet Data:
Current liabilities	$3,434	$3,299
Total liabilities	3,785	3,616
Additional paid-in capital	48,253	47,445
Accumulated deficit	(51,414)	(50,437)
Total stockholders' deficiency	(3,003)	(2,833)

The following table reflects the impact of the restatement on the Consolidated Statements of Operations (in thousands, except per share data):

	Quarter Ending
	March 31, 2007	March 31, 2007	March 31, 2006	March 31, 2006
	(as previously	(restated)	(as previously	(restated)
	reported)		reported)
Selected Statement of Operations Data:
Total other (expense) income, net	$(18)	$(13)	$(1,667)	$(3,820)
Net loss	(2,130)	(2,160)	(3,576)	(5,728)
Net loss attributable to common shareholders	(2,141)	(2,172)	(3,576)	(5,728)
Basic and dilluted net loss per share(1)	(0.01)	(0.01)	(0.03)	(0.05)

The following table reflects the impact of the restatement on the Consolidated Statements of Cash Flows (in thousands, except per share data):

	Quarter Ending
	March 31, 2007	March 31, 2007	March 31, 2006	March 31, 2006
	(as previously	(restated)	(as previously	(restated)
	reported)		reported)
Selected Cash Flow Data:
Net loss	$(2,130)	$(2,160)	$(3,576)	$(5,728)
Beneficial Conversion feature of convertible notes	—	—	992	—
Beneficial conversion and Warrant amortization	—	30	—	2,484
Amortization of warrant exercise inducement fee expense	—	—	—	992
Interest expense, net	—	—	420	88

Note (2)   Liquidity and Capital Resources

At March 31, 2007, our current ratio was 3.74 compared to 2.94 at December 31, 2006. As of March 31, 2007, we had $9,026,097 of working capital compared to working capital of $10,688,277 as of December 31, 2006. Cash and cash equivalents were $2,997,487 as of March 31, 2007, as compared to $5,801,852 as of December 31, 2006.

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

Note (3)   Nature of the Business

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

Renewable Energy Credit Guarantee (RECs)

Under the equipment sales contract for the 267,840 kW (DC) solar-driven irrigation and energy system built in 2004 and a 42.7 kW solar-pumping and energy system currently in construction, the Company has guaranteed the price of certain Renewable Energy Certificates (RECs) to be generated by the installation during the first seven years of operation. Based on current market indications, the Company estimates its guarantee obligation may result in a potential loss of $452,907 which is tied to the future market and trading value of RECs traded in California. The liability was recorded in accordance with FIN 45, paragraph 8, whereby the Company determined the maximum number of kwh to be generated over the seven year span to be 3,148,936 (449,848 x 7), multiplied by the guaranteed amount of $0.125, resulting in a liability of $393,617. Without the knowledge of the future value of these RECs, the Company recorded as reductions of Contract Revenue: estimated losses of $393,617 in the year ended December 31, 2005, $0 in the year ended 2006, and $0 in the quarter ended March 31, 2007. Adjustments to the estimated guarantee obligation will be recognized as an adjustment of revenue over the seven year term of the respective guarantee obligations. As of March 31, 2007 the Company has made payments on this guarantee in the amount of $96,214.

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

Product Warranty

The Company provides for the estimated cost of product warranties at the time revenue is recognized. Since the Company has a limited operating history, adjustments in future periods may be required as its installations mature. The following table summarizes the activity regarding the Company’s warranty accrual:

Balance, December 31, 2006	$377,962
Accruals for warranties issued during 2007	14,268
Utilization of warranty reserve	(15,033
Balance, March 31, 2007	$377,197

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

We utilize the Black-Scholes option pricing model to estimate the fair value of stock-based compensation at the date of grant. The Black-Scholes model requires subjective assumptions regarding dividend yields, expected volatility, expected life of options and risk free interest rates. The assumptions reflect management’s best estimate. Changes in these assumptions can materially affect the estimate of fair value and the amount of our stock-based compensation expenses.

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

Note (9)   Long-Term Debt and Notes Payable

Long-term debt (including convertible debt) and notes payable, excluding related party transactions (see Related Party Transaction note below), consist of the following uncollateralized loans outstanding at March 31, 2007 and December 31, 2006:

					Option
					to Pay		Potential
					Interest		Number of
					in either	Conversion	Shares	December 31, 2006		March 31, 2007
		Stated	Effective		Common	Price of	Upon		Net			Net
Maturity	Holders	Interest	Interest	Interest	Stock	Common	Conversion	Face	Amount	Face		Amount
Date	of Loans	Rate	Rate	Period	or Cash	Stock	@ 3/31/07	Amount	Outstanding	Amount		Outstanding
2007	Funds & Qualified Individual Investors	10%	19-30%	Semi-Annual	Yes	$0.150	—	185,050	185,050	—	(a)	—
2008	Funds & Qualified Individual Investors	10%	19-30%	Majority Monthly	Yes	$0.15	1,333,333	200,000	—	200,000	(b)	30,397
On Demand	Qualified Individuals	0 to 10%	0 to 15%	Majority Monthly & Semi-Annual	No	N/A	N/A	30,347	30,347	23,529	(c)	23,529
On Demand	Qualified Individual Investors	10%	10%	Maturity	No	$0.400	132,500	53,000	53,000	53,000	(d)	53,000
Stated Maturity Date 1997	Qualified Individual Investor	8%	8%	Maturity	No	$0.400	125,000	50,000	50,000	50,000	(e)	50,000
Not Stated	Qualified Individual Investors	Not stated— imputed at 4.5%	4.50%	Not stated	N/A	$0.495	85,859	42,500	42,500	42,500	(f)	42,500
2010	Financial Institution	8%		Monthly principal & interest payments	No	N/A	N/A	38,456	38,456	35,608	(g)	35,608
						Total	1,676,692	$599,353	$399,353	$404,637		$235,034
							Less current portion		360,897			169,029
							Long-term portion		$38,456			$66,005

(a) In 2004, the company entered into loan agreements with individual investors totaling $185,050. These loan agreements bear 10% interest and have a maturity date in 2007.

(b)) In July 2005, the Company entered into a $3,250,000 10% convertible note due July 21, 2008, for total proceeds of $3,000,000, which was convertible into 18,055,556 shares of the Company’s common stock. The note was convertible into the Company’s common stock at a price equal to the lesser of (i) the volume-weighted average stock price for the 10 trading days prior to conversion, and (ii) $0.18 per share; provided that the conversion price shall not exceed the closing price on the day prior to conversion. As of December 31, 2006, the note was fully converted.

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

In July 2005, the Company issued Convertible notes to three investors (terms discussed above). The Company determined that the embedded conversion options did not require bifurcation and fair value accounting in accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock”. The Company concluded that EITF 00-27: “Application of Issue No. 98-5 to Certain Convertible Instruments” (“EITF 00-27”) should have been applied.

The Company noted that the fair market value of the stock on the date of issuance was lower than the conversion price of $0.18. The Company noted a debt discount attributable to the fair value of the warrants and the Beneficial Conversion Feature (“BCF”) in the amount of $1,428,547 and $2,171,452, respectively. We note that the total debt discount attributable to the debt would have exceeded the cash proceeds allocated to the debt, however EITF 98-5, paragraph 6 indicates that the amount of the discount assigned to the discount is limited to the amount of the proceeds allocated to the convertible instrument, therefore the amounts attributed to the BCF is limited to $2,171,452. As a result, the face value of the debt upon issuance is essentially $1.

The Company will be amortizing the debt discount over the term of the debt using the effective interest method (EITF 00-27, Issue #6). If and when a conversion (or partial conversion) occur, any unamortized debt discount will be accelerated (proportionately) and recognized in the that periods statement of operations.

For the quarters ended March 31, 2007 and 2006, the Company recognized interest expense related to the July 2005 convertible notes in the amount of $30,397 and $2,152,415, respectively.

As of March 31, 2007 there was $169,603 of unamortized debt discount.

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

Note (11)   Convertible Preferred Stock

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

Note (12)   Common Stock Transactions

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

Note (14)   Commitments and Guarantees

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

Note (17)   Subsequent Event

On May 2, 2007 the Company announced that the Board of Directors has approved a change in its corporate name to WorldWater & Solar Technologies Corp. The stock symbol WWAT.OB remains the same.

On April 17, 2007 it was announced that as previously reported in the Company’s form 8-K filed on December 5, 2006, under the terms of an Investment Agreement, dated November 29, 2006, between EMCORE Corporation, a New Jersey corporation (“EMCORE”), and the Company, EMCORE invested $13.5 million in the Company, representing Tranche A of an $18 million investment. EMCORE and the Company have agreed that following the execution of an amendment to the Investment Agreement, EMCORE will complete the $4.5 million Tranche B funding at $0.40 per share and EMCORE will be entitled to 25% warrant coverage at $0.40 a share. The Parties currently expect the execution of the definitive strategic agreement and the Tranche B Closing to occur before the end of 2007. At the Tranche B Closing, WorldWater will issue to EMCORE (i) Series D Redeemable Preferred shares convertible into 11,250,000 shares of Common Stock and Warrants to purchase Redeemable Preferred Shares convertible into 1,812,500 shares of Common Stock. The Investment Agreement was filed as an exhibit with the Company’s Form 8-K filed on December 5, 2006 and is incorporated herein by reference.

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

OVERVIEW

WorldWater & Power Corp. is a solar engineering and project management company with unique, high-powered solar electric technology and expertise, providing alternative energy solutions to a wide variety of customers, primarily in domestic markets. Until 2002, WorldWater’s business was focused exclusively on providing developing countries with water and power solutions. Since then, the Company has placed increasing emphasis on domestic markets, principally in California, New Jersey, and surrounding states, and is addressing the needs of residential, commercial and industrial customers, in both the public and private sectors. The Company will continue to selectively submit proposals to various foreign governments in need of solving critical water supply and energy problems using the Company’s proprietary solar technology.With significantly rising energy prices and related shortages, along with significant state and federal incentives, and utility company rebate programs, domestic markets have emerged as the Company’s highest priority. WorldWater is uniquely positioned to deliver a wide range of product and service offerings, from solar-powered equipment and installations, both fixed and mobile, to large-scale, turnkey solar energy and water system solutions, specializing in variable frequency drive (VFD) applications that deliver high customer value. The foundation and enabler for these offerings is WorldWater’s substantial technical expertise and proprietary solar technology, including its AquaMax™ System, AquaDrive™ Controller, AquaMeter™ Water Meter, and soon to be introduced, Mobile MaxPure™.

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

                The Company performed a sensitivity analysis to determine the impact of fluctuations in our estimates for our allowance for doubtful accounts. As of December 31, 2006, the allowance for doubtful accounts was $29,000. If this amount were in error by plus or minus one percent of the account receivable balance, the impact would be an additional $35,000 of income or expense.

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

We utilize the Black-Scholes option pricing model to estimate the fair value of stock-based compensation at the date of grant. The Black-Scholes model requires subjective assumptions regarding dividend yields, expected volatility, expected life of options and risk free interest rates. The assumptions reflect management’s best estimate. Changes in these assumptions can materially affect the estimate of fair value and the amount of our stock-based compensation expenses.

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

RESULTS OF OPERATIONS—QUARTER ENDED MARCH 31, 2007 (Amounts are rounded to the nearest thousand)

Contract Revenue.   Contract revenue for the quarter ended March 31, 2007 amounted to $949,000, and represents 100% of the Company’s revenue. Residential projects in California accounted for $252,000 of contract revenue, with the balance of the revenue coming from two commercial jobs in New Jersey. All contract revenue was generated by domestic projects. The Company had contract revenue of $1,898,000 in the quarter ended March 31, 2006.

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

Beneficial Conversion and Warrant amortization. This expense is a non-cash charge incurred as a result of the market price of the Company’s common stock on the date of issuance of convertible notes being higher than the conversion price of the convertible notes being issued. In the quarter ended March 31, 2007 the Company recorded a beneficial conversion and warrant amortization of $30,000 compared to $2,484,000 in the same period in 2006. The decrease is attributable to the amortization of the July 2005 convertible notes, using the effective interest method.

Warrant Exercise Inducement expense.  There was no recorded expense in the first quarter 2007 as compared to $992,000 in the same period 2006.

Interest Income/(Expense). Interest Income/(Expense) was $18,000 for the quarter ended March 31, 2007, an increase of $203,000 or 109% for the same period in 2006. This reflects a significant decrease in outstanding debt from first quarter 2006 to 2007.

Net Loss.   In the quarter ended March 31, 2007, the Company incurred a net loss of $2,160,000 decrease of $3,568,000 or 62% over the $5,728,000 loss for the comparable quarter in 2006. The decreased loss is primarily due to the increased loss from operations of $239,000, offset by decreases in Beneficial Conversion and Warrant Amortization of $1,480,000, Warrant Inducement Fees of $992,000, Interest Expense of $1,134,000, Debt Sourcing Fees of $158,000, and an increase in Interest Income of $43,000.

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

In the first quarter of 2007, the Company had an increase in net cash used in operating activities of $1,139,000 in a period when the Company had a decrease in net loss of $3,556,000. An analysis of the decreased loss is above in the RESULTS OF OPERATIONS discussion. A decrease in non-cash charges in 2007 aided the decreased net loss and helped offset increases in the Company’s working capital during the first quarter of 2007. These changes in working capital items relate mainly to the significant increase in job contracts from 2006 to 2007, along with an increase in staffing to coincide with the growth of the company.

Below is a reconciliation of the increase in net cash used in operating activities.

Increases (decreases) in non-cash charges:
Beneficial conversion and Warrant amortization	$(2,454,000)
Stock based employee compensation cost	(152,000)
Amortization of warrant exercise inducement fee expense	(992,000)
Amortization of interest expense	(88,000)
Amortization of loan origination costs	(158,000)
Issuance of stock for services	(5,000)
Issuance of options and warrants for services	(28,000)
Amortization of deferred compensation	(8,000)
Issuance of stock in lieu of interest	19,000
Depreciation and amortization	6,000
(3,860,000)
Changes in timing of cash receipts and disbursements related to working capital items	(835,000)
(4,695,000)
Change in net loss-2007 compared to 2006	3,556,000
Increase in net cash used in operating activities	$(1,139,000)

Cash Flows from Investing Activities

	Quarter ended March 31,
	2007	2006
Net Cash Used in Investing Activities	$(176,000)	$(33,000)

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

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2007, our current ratio was 3.74 compared to 2.94 at December 31, 2006. As of March 31, 2007, we had $9,026,097 of working capital compared to working capital of $10,688,277 as of December 31, 2006. Cash and cash equivalents were $2,997,487 as of March 31, 2007, as compared to $5,801,852 as of December 31, 2006.

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

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective and ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Act”), are recorded, processed, summarized and reported, within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act are accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Such evaluation did not identify any change in the year ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting; however, one area of material weakness was identified.

In connection with its audit of, and in the issuance of its report on the Company’s financial statements for the year ended December 31, 2007, Amper, Politziner & Mattia, P.C. delivered a letter to the Audit Committee of our Board of Directors and the Company’s management that identifies an item that it considers to be a material weakness in the effectiveness of the Company’s internal controls pursuant to standards established by the Public Company Accounting Oversight Board. A “material weakness” is a significant deficiency (as defined in the Public Company Accounting Oversight Board’s Auditing Standard No. 2), or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

The Company believes, that because of the limited number of projects completed in the quarter ended March 31, 2007, and the recruitment of its new CFO, Corporate Controller, Project Controller, Assistant Controller, Contract Analyst, and additional Accounts Payable Clerk, the Company’s disclosure controls and procedures are effective. The Company agrees with its independent auditors that its system of internal control and reporting controls should be improved in line with expected continued growth in commercial operations and intends to take the implementation steps to improve its accounting functions. The impact of the above conditions was relevant to the quarter ended March 31, 2007 and did not affect the results of this period or any prior period.

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

ITEM 3.                    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                    OTHER INFORMATION

None.

ITEM 6.                    EXHIBITS

31.1	Certification by the Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification by the Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification by the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WorldWater & Power Corp.
(Registrant)

By:	/s/ QUENTIN T. KELLY	Date:	November 1, 2007
Quentin T. Kelly
Chief Executive Office/ Chairman of the Board

By:	/s/ LARRY L. CRAWFORD		November 1, 2007
Larry L. Crawford
Executive Vice President/Chief Financial Officer