Form 10-Q/A
period 2007-06-30
WORLDWATER & SOLAR TECHNOLOGIES CORP.
filed 2007-11-02
CIK 811271

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

The total impact of this restatement on the Company’s statement of operations was to increase the net loss applicable to common stockholders for the three months and six ended June 30, 2007 by approximately $31,000 and $62,000 respectively and to increase the net loss applicable to common stockholders for the three and six months ended June 30, 2006 by approximately $34,000 and 2,187,000 respectively.

WORLDWATER & POWER CORP.

WORLDWATER & POWER CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2007 AND DECEMBER  31, 2006

	June 30, 2007	December 31, 2006
	(Unaudited)	*
	(Restated)
Assets
Current Assets:
Cash and cash equivalents	$8,003,249	$5,770,595
Restricted cash and cash equivalents	—	31,257
Accounts receivable, net of allowance for doubtful accounts of $29,257 as of June 30, 2007 and December 31, 2006	2,084,996	5,288,241
Inventory	1,901,891	748,470
Costs and estimated earnings/losses in excess of billings	2,778,003	2,548,427
Prepaid expenses and deposits	1,020,253	1,785,793
Advances to employees	54,525	33,676
Total Current Assets	15,842,917	16,206,459

Equipment and Leasehold Improvements, Net	335,593	195,808

Intangible And Other Assets
Deferred costs on proposed acquisition	1,411,442	790,769
Other intangible assets, net	46,667	66,667
Deposits	133,710	8,443
Total Assets	$17,770,329	$17,268,146

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable and accrued expenses	$3,058,139	$4,862,877
Long-term debt and notes payable, current portion	165,114	360,897
Customer deposits	41,454	43,453
Renewable Energy Credit guarantee liability, current portion	73,113	98,710
Billings in excess of costs and estimated earnings/losses	4,400	149,245
Notes payable, related parties	—	3,000
Total Current Liabilities	3,342,220	5,518,182

Long-term debt and notes payable	94,018	38,456
Renewable Energy Credit guarantee liability, net of current portion	250,844	250,844
Total Liabilities	3,687,082	5,807,482

Convertible Redeemable Preferred Stock
Series C convertible redeemable preferred stock	750,000	750,000
Series D convertible redeemable preferred stock	12,134,388	12,134,388
Total Convertible Redeemable Preferred Stock	12,884,388	12,884,388

Stockholders’ Equity
Preferred Stock 7% Convertible $.01 par value authorized 10,000,000; issued and outstanding:	—	—
Series B 611,111 shares liquidation preference $550,000 as of June 30, 2007 and December 31, 2006	6,111	6,111
Common Stock, $.001 par value; authorized 275,000,000; 169,813,385 issued and outstanding at June 30, 2007 and 149,359,052 issued and outstanding at December 31, 2006	169,813	149,359
Additional paid-in capital	54,277,808	46,685,809
Accumulated deficit	(53,254,873)	(48,265,003)
Total Stockholders’ Equity	1,198,859	(1,423,724)
Total Liabilities and Stockholders’ Equity	$17,770,329	$17,268,146

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

* Derived from audited financial statements.

WORLDWATER & POWER CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(UNAUDITED)

	Three Months		Six Months
	6/30/07	6/30/06	6/30/07	6/30/06
	(Restated)	(Restated)	(Restated)	(Restated)
Revenues:
Contract	$2,238,064	$1,700,902	$3,187,341	$3,599,079
Grant	—	85,650	—	144,422
Total	2,238,064	1,786,552	3,187,341	3,743,501

Cost of Revenues:
Contract	1,900,799	1,433,796	2,650,685	3,230,031
Grant	—	75,623	—	105,423
Total	1,900,799	1,509,419	2,650,685	3,335,454

Gross Profit:
Contract	337,265	267,106	536,656	369,048
Grant	—	10,027	—	38,999
Total	337,265	277,133	536,656	408,047

Operating Expenses:
Marketing, general and administrative expenses	3,005,812	1,704,251	5,305,434	3,654,815
Research and development expense	70,023	62,548	117,501	151,281
Total Expenses	3,075,835	1,766,799	5,422,935	3,806,096
Loss from Operations	(2,738,570)	(1,489,666)	(4,886,279)	(3,398,049)

Other (Expense) Income
Debt sourcing fees and commissions	—	(36,253)	—	(194,563)
Beneficial conversion and Warrant amortization	(31,352)	(101,724)	(61,749)	(2,585,419)
Warrant exercise inducement expense	—	(352,380)	—	(1,343,988)
Interest income/(expense), net	(36,990)	(18,525)	(19,342)	(204,243)
Total Other (Expense) Income, Net	(68,342)	(508,882)	(81,091)	(4,328,213)
Net Loss	(2,806,912)	(1,998,548)	(4,967,370)	(7,726,262)

Accretion of Preferred Stock Dividends	(11,250)	—	(22,500)	—

Net Loss Attributable to Common Shareholders	$(2,818,162)	$(1,998,548)	$(4,989,870)	$(7,726,262)

Net Loss applicable per Common Share (basic and diluted)	$(0.02)	$(0.01)	$(0.03)	$(0.06)

Weighted Average Common Shares Outstanding used in Per Share Calculation (basic and diluted)	163,575,474	135,434,842	157,477,496	127,982,545

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

WORLDWATER & POWER CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(UNAUDITED)

	2007	2006
	(Restated)	(Restated)
Cash Flows from Operating Activities:
Net loss Attributable to Common Shareholders	$(4,989,870)	$(7,726,262)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of warrants as inducement for warrant exercise	—	1,216,189
Beneficial conversion and Warrant amortization	61,748	2,734,982
Stock-based employee compensation cost	415,189	582,280
Amortization of intangibles and loan origination costs	20,000	204,563
Issuance of stock for service	141,400	287,298
Issuance of options and warrants for services	60,000	118,137
Share-based non-employee compensation cost	8,500	—
Amortization of deferred compensation	—	15,000
Issuance of stock in lieu of interest	25,736	42,124
Depreciation	23,186	10,279

Changes in assets and liabilities:
Accounts receivable	3,203,245	(1,045,777)
Accounts receivable -related parties	—	9,926
Inventory	(1,153,421)	(57,743)
Costs and estimated earnings/losses in excess of billings	(229,576)	(478,044)
Prepaid expenses and deposits	640,274	(1,198,933)
Advances to employees	(20,849)	11,336

Accounts payable and other accrued expenses	(1,804,738)	551,843
Accrued losses on construction in progress	—	(123,774)
Billings in excess of costs and estimated earnings/losses	(144,845)	65,797
Renewable Energy Credits guarantee liability	(25,596)	(26,823)
Customer deposits	(2,000)	1,773,904
Net Cash (Used in) Operating Activities	(3,771,617)	(3,033,698)

Cash Flows from Investing Activities:
Purchase of equipment and leasehold improvements	(162,970)	(75,372)
Deferred costs on proposed acquisition	(620,675)	(500,000)
Net Cash (Used in) Investing Activities	(783,645)	(575,372)

Cash Flows from Financing Activities:
Proceeds from issuance of debt, notes payable and warrants	—	59,517
Proceeds from exercise of warrants and stock options	1,659,578	2,764,942
Proceeds from issuance of common stock	5,117,000	—
Proceeds from issuance of redeemable convertible preferred stock	—	625,000
Decrease in Restricted Cash and Restricted Cash Equivalents	31,257	—
Payments on long-term debt	(19,919)	(62,883)
Net Cash Provided by Financing Activities	6,787,916	3,386,576

Net Increase (Decrease) in cash and cash equivalents	2,232,654	(222,494)

Cash and Cash equivalents, Beginning of Period	5,770,595	798,649

Cash and Cash equivalents, End of Period	$8,003,249	$576,155

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

WORLDWATER & POWER CORP.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2007

(UNAUDITED-RESTATED)

					Additional Paid-In	Additional Paid-In	Preferred
	Preferred Stock		Common Stock		Capital	Capital	Stock	Accumulated
	Shares	Par Value	Shares	Par Value	(Preferred)	(Common)	Dividend	Deficit	Total

Balance,December 31, 2006	611,111	$6,111	149,359,052	$149,359	$537,331	$46,148,478	$(22,500)	$(48,242,503)	$(1,423,724)

Conversion of convertible notes	—	—	1,233,666	1,234	—	183,816	—	—	185,050

Issuance of common stock:
For services and to induce exercise of warrants	—	—	625,000	625	—	140,775	—	—	141,400
Capital Raise	—	—	10,900,000	10,900	—	5,106,100	—	—	5,117,000
Exercise of warrants	—	—	5,067,073	5,067	—	958,470	—	—	963,537
Exercise of options	—	—	2,549,128	2,549	—	693,492	—	—	696,041
In lieu of payment of interest	—	—	79,466	79	—	25,657	—	—	25,736

Warrants granted for services	—	—	—	—	—	60,000	—	—	60,000

Share-based employee compensation cost	—	—	—	—	—	415,189	—	—	415,189

Share-based non-employee compensation cost	—	—	—	—	—	8,500	—	—	8,500

Net loss	—	—	—	—	—	—	—	(4,967,370)	(4,967,370)
Accretion of Preferred Stock Dividend	—	—	—	—	—	—	(22,500)	—	(22,500)
Balance, June 30, 2007	611,111	$6,111	169,813,385	$169,813	$537,331	$53,740,477	$(45,000)	$(53,209,873)	$1,198,859

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

The total impact of this restatement on the Company’s statement of operations was to increase the net loss applicable to common stockholders for the three months and six ended June 30, 2007 by approximately $31,000 and $62,000 respectively and to increase the net loss applicable to common stockholders for the three and six months ended June 30, 2006 by approximately $34,000 and $2,187,000 respectively.

A summary of all adjustments included in this Quarterly Report on Form 10-Q/A is detailed below (in thousands)

The following table reflects the impact of the restatement on the net loss for the quarters ended June 30, 2007 and June 30, 2006 (in thousands):

	Quarter Ending		Six Months Ending
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Increase/(Decrease) to Net loss
Beneficial conversion and Warrant amortization	$(31)	$(101)	$(62)	$(2,586)
Interest expense, net	—	67	—	399
Total increase/(decrease) to net loss	$(31)	$(34)	$(62)	$(2,187)

The effects of our restatement on previously reported consolidated financial statements as of June 30, 2007 and June 30, 2006 and for the quarters ended June 30, 2007 and June 30, 2006 are summarized as follows.

The following table reflects the impact of the restatement on the Consolidated Balance Sheets (in thousands):

	June 30, 2007	June 30, 2007
	(as previously	(restated)
	reported)
Selected Balance Sheet Data:
Total liabilities	3,825	3,687
Additional paid-in capital	55,085	54,278
Accumulated deficit	(54,200)	(53,255)
Total stockholders' equity (deficiency)	1,061	1,199

The following table reflects the impact of the restatement on the Consolidated Statements of Operations (in thousands, except per share data):

	Quarter Ending
	June 30, 2007	June 30, 2007	June 30, 2006	June 30, 2006
	(as previously	(restated)	(as previously	(restated)
	reported)		reported)
Selected Statement of Operations Data:
Total other (expense) income, net	$(37)	$(68)	$(474)	$(509)
Net loss	(2,776)	(2,807)	(1,964)	(1,999)
Net loss attributable to common shareholders	(2,787)	(2,818)	(1,964)	(1,999)
Basic and dilluted net loss per share (1)	(0.02)	(0.02)	(0.01)	(0.01)

	Six Months Ending
	June 30, 2007	June 30, 2007	June 30, 2006	June 30, 2006
	(as previously	(restated)	(as previously	(restated)
	reported)		reported)
Selected Statement of Operations Data:
Total other (expense) income, net	$(19)	$(81)	$(2,142)	$(4,328)
Net loss	(4,906)	(4,967)	(5,540)	(7,726)
Net loss attributable to common shareholders	(4,928)	(4,990)	(5,540)	(7,726)
Basic and dilluted net loss per share (1)	(0.03)	(0.03)	(0.04)	(0.06)

The following table reflects the impact of the restatement on the Consolidated Statements of Cash Flows (in thousands, except per share data):

	Six Months Ending
	June 30, 2007	June 30, 2007	June 30, 2006	June 30, 2006
	(as previously	(restated)	(as previously	(restated)
	reported)		reported)
Selected Cash Flow Data:
Net loss	$(8,243)	$(11,072)	$(10,214)	$(6,378)
Beneficial conversion and Warrant amortization	1,588	3,639	3,073	—
Interest expense, net	905	1,684	1,417	654

Note (2)   Liquidity and Capital Resources

At June 30, 2007, our current ratio was 4.74 compared to 2.94 at December 31, 2006. As of June 30, 2007, we had $12,500,697 of working capital compared to working capital of $10,688,277 as of December 31, 2006. Cash and cash equivalents were $8,003,249 as of June 30, 2007, as compared to $5,801,852 as of December 31, 2006.

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

Renewable Energy Credit Guarantee (RECs)

Under the equipment sales contract for the 267,840 kW (DC) solar-driven irrigation and energy system built in 2004 and a 42.7 kW solar-pumping and energy system currently in construction, the Company has guaranteed the price of certain Renewable Energy Certificates (RECs) to be generated by the installation during the first seven years of operation. Based on current market indications, the Company estimates its guarantee obligation may result in a potential loss of $452,907 which is tied to the future market and trading value of RECs traded in California. The liability was recorded in accordance with FIN 45, paragraph 8, whereby the Company determined the maximum number of kwh to be generated over the seven year span to be 3,148,936 (449,848 x 7), multiplied by the guaranteed amount of $0.125, resulting in a liability of $393,617. Without the knowledge of the future value of these RECs, the Company recorded as reductions of Contract Revenue: estimated losses of $393,617 in the year ended December 31, 2005, $0 in the year ended 2006, and $0 in the quarter ended June 30, 2007. Adjustments to the estimated guarantee obligation will be recognized as an adjustment of revenue over the seven year term of the respective guarantee obligations. As of June 30, 2007 the Company has made payments on this guarantee in the amount of $118,211.

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

As of August 13, 2007, full closure of the acquisition of ENTECH by WorldWater cannot take place until new shares are authorized at the forthcoming Special Shareholder Meeting anticipated in January 2008.

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

Note (7)   Intangible Assets

Intangible assets are listed below and associated accumulated amortization as of June 30, 2007 and December 31, 2006.

	June 30, 2007	December 31, 2006
Loan origination costs	$—	$287,688
Accumulated amortization	—	(287,688
Loan origination costs, net	$—	$—

Non-compete agreement, customer list and trade name	$123,000	$123,000
Accumulated amortization	(76,333	(56,333
Non-compete agreement, net	$46,667	$66,667

Amortization expense for the three and six months ended June 30, 2007 and 2006 were both $10,000, and $20,000, respectively.

Note (8)   Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006
Accounts payable—contracts	$453,288	$2,328,963
Accounts payable—other	230,167	760,702
Accrued salaries	87,957	271,039
Accrued interest	224,322	268,501
Accrued warranty reserve	286,947	377,962
Accrued sales commission	—	190,140
Accrued sales & use taxes	244,699	302,000
Accrued project costs	1,338,759	143,890
Accrued project contingency	—	45,000
Preferred dividend payable	45,000	22,500
Accrued legal expenses	—	73,708
Other accrued expenses	147,000	78,472
Total	$3,058,139	$4,862,877

Note (9)   Long-Term Debt and Notes Payable

Long-term debt (including convertible debt) and notes payable, excluding related party transactions (see Related Party

Transaction note below), consist of the following uncollateralized loans outstanding at June 30, 2007 and December 31, 2006:

					Option
					to Pay		Potential
					Interest		Number of
					in either	Conversion	Shares	December 31, 2006		June 30, 2007
		Stated	Effective		Common	Price of	Upon		Net			Net
Maturity	Holders	Interest	Interest	Interest	Stock	Common	Conversion	Face	Amount	Face		Amount
Date	of Loans	Rate	Rate	Period	or Cash	Stock	@ 6/30/07	Amount	Outstanding	Amount		Outstanding
2007	Funds & Qualified Individual Investors	10%	19-30%	Semi-Annual	Yes	$0.150	—	$185,050	$185,050	$—	(a)	$—
2008	Funds & Qualified Individual Investors	10%	19-30%	Majority Monthly	Yes	$0.15	1,333,333	200,000	—	200,000	(b)	61,748
On Demand	Qualified Individuals	0 to 10%	0 to 15%	Majority Monthly & Semi-Annual	No	N/A	N/A	30,347	30,347	19,614	(c)	19,614
On Demand	Qualified Individual Investors	10%	10%	Maturity	No	$0.400	132,500	53,000	53,000	53,000	(d)	53,000
Stated Maturity Date 1997	Qualified Individual Investor	8%	8%	Maturity	No	$0.400	125,000	50,000	50,000	50,000	(e)	50,000
Not Stated	Qualified Individual Investors	Not stated— imputed at 4.5%	4.50%	Not stated	N/A	$0.495	85,859	42,500	42,500	42,500	(f)	42,500
2010	Financial Institution		8%	Monthly principal & interest payments	No	N/A	N/A	38,456	38,456	32,270	(g)	32,270
						Total	1,676,692	$599,353	$399,353	$397,384		$259,132
							Less current portion		360,897			165,114
							Long-term portion		$38,456			$94,018

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

For the three and six months ended June 30, 2007, the Company recognized interest expense related to the July 2005 convertible notes in the amount of $31,352 and $61,749, respectively. For the three and six months ended June 30, 2006, the Company recognized interest expense related to the July 2005 convertible notes in the amount of $34,394 and $2,186,510, respectively.

As of June 30, 2007 there was $138,252 of unamortized debt discount.

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

Note (11)   Common Stock Transactions

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

Note (13)   Commitments and Guarantees

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

Note (16)   Subsequent Event

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

The Company performed a sensitivity analysis to determine the impact of fluctuations in our estimates for our allowance for doubtful accounts. As of June 30, 2007, the allowance for doubtful accounts was $29,000. If this amount were in error by plus or minus one percent of the account receivable balance, the impact would be an additional $21,000 of income or expense.

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

The Company is in a net operating loss position; therefore, no excess tax benefits from share-based payment arrangements have been recognized for the six months ended June 30, 2007.

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

RESULTS OF OPERATIONS—QUARTER ENDED JUNE 30, 2007 (Amounts are rounded to the nearest thousand)

Contract Revenue.   Contract revenue for the quarter ended June 30, 2007 amounted to $2,238,000, and represents 100% of the Company’s revenue. Residential projects in California accounted for $206,000 of contract revenue. All contract revenue was generated by domestic projects, mainly from one large scale job in New Jersey. The Company had contract revenue of $1,701,000 in the quarter ended June 30, 2006.

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

Beneficial Conversion and Warrant amortization.  This expense is a non-cash charge incurred as a result of the market price of the Company’s common stock on the date of issuance of convertible notes being higher than the conversion price of the convertible notes being issued.  In the quarter ended June 30, 2007 the Company recorded a beneficial conversion and warrant amortization of $31,000 compared to $102,000 in the same period in 2006.  The decrease is attributable to the amortization of the July 2005 convertible notes, using the effective interest method.

Warrant Exercise Inducement expense.  There was no recorded expense in the second quarter 2007 as compared to $352,000 in the same period 2006.

Interest Income/(Expense), Net.   Interest Income/(Expense), Net, was ($37,000) for the quarter ended June 30, 2007, as compared to ($19,000) for the same period in 2006, a decrease of ($18,000). The decrease was due mainly to the positive effects of our cash raises in the fourth quarter 2006 and second quarter 2007, as well as significant decreases in debt being carried from 2006 to 2007.

Net Loss.   In the quarter ended June 30, 2007, the Company incurred a net loss of $2,807,000, an increase of $810,000 or 41% over the $1,998,000 loss for the comparable quarter in 2006. The increased loss is primarily due to the increases in MG&A of $1,270,000 over the same period in 2006, as described above.

Accretion of Preferred Stock Dividends.   In the quarter ended June 30, 2007, the Company recorded an increase in the amount of $11,000 relating to Series C 6% Convertible Preferred stock, as compared to $0 in the first quarter of 2006.

RESULTS OF OPERATIONS—SIX MONTHS ENDED JUNE 30, 2007 (Amounts are rounded to the nearest thousand)

Contract Revenue.   Contract revenue for the six months ended June 30, 2007 amounted to $3,187,000, and represents 100% of the Company’s revenue. Residential projects in California accounted for $458,000 of contract revenue. All contract revenue was generated by domestic projects. The Company had contract revenue of $3,599,000 in the same period in 2006.

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

Beneficial Conversion and Warrant amortization.  This expense is a non-cash charge incurred as a result of the market price of the Company’s common stock on the date of issuance of convertible notes being higher than the conversion price of the convertible notes being issued.  In the six months ended June 30, 2007 the Company recorded a beneficial conversion and warrant amortization of $62,000 compared to $2,585,000 in the same period in 2006.

Warrant Exercise Inducement expense.  There was no recorded expense in the six months ended June, 2007 as compared to $1,344,000 in the same period 2006.

Interest Income/(Expense), Net.   Interest Income/(Expense), Net, was ($19,000) for the six months ended June 30, 2007, as compared to ($204,000) for the same period in 2006. This significant decrease is mainly due to the positive effect of our capital raises in the fourth quarter 2006, and second quarter 2007, along with significant decreases in long-term debt being carried from 2006 to 2007.

Net Loss.   In the six months ended June 30, 2007, the Company incurred a net loss of $4,967,000, a decrease of $2,759,000 or 36% over the $7,726,262 loss for the same period in 2006. The decrease is primarily due to the increases in MG&A of $1,651,000, offset by lower Beneficial Conversion and Warrant amortization of $2,523,000, lower Warrant & Debt Sourcing Fees $1,538,000, and lower Interest Income/(Expense), net of  $185,000 over the same period in 2006, as described above.

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

Cash Flows from Operating Activities

	Six Months ended June 30,
	2007	2006
Net Cash Used in Operating Activities	$(3,772,000)	$(3,034,000)

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

Increases (decreases) in non-cash charges:
Beneficial conversion and Warrant amortization	$(2,523,000)
Stock-based employee compensation cost	(168,000)
Amortization of interest expense	(150,000)
Amortization of loan origination costs	(185,000)
Issuance of stock for services	(146,000)
Issuance of options and warrants for services	(58,000)
Share-based non-employee compensation cost	9,000
Amortization of deferred compensation	(15,000)
Issuance of stock in lieu of interest	(16,000)
Depreciation and amortization	13,000
Issuance of warrants as inducement for exercise	(1,216,000)
(4,445,000)
Changes in timing of cash receipts and disbursements related to working capital items	958,000
(3,497,000)
Change in net loss-2007 compared to 2006	2,759,000
Increase in net cash used in operating activities	$(738,000)

Cash Flows from Investing Activities

	Six Months ended June 30,
	2007	2006
Net Cash Used in Investing Activities	$(784,000)	(575,000)

In the six months ended June 30, 2007 and 2006, investing activities included the purchase of office equipment including computers and furniture for the increased workforce.

Cash Flows from Financing Activities

	Six Months ended June 30,
	2007	2006
Net Cash Provided By Financing Activities	$6,788,000	3,387,000

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

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2007, our current ratio was 4.74 compared to 2.94 at December 31, 2006. As of June 30, 2007, we had $12,500,697 of working capital compared to working capital of $10,688,277 as of December 31, 2006. Cash and cash equivalents were $8,003,249 as of June 30, 2007, as compared to $5,801,852 as of December 31, 2006.

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

In connection with its audit of, and in the issuance of its report on the Company’s financial statements for the year ended December 31, 2006, Amper, Politziner & Mattia, P.C. delivered a letter to the Audit Committee of our Board of Directors and the Company’s management that identifies a certain item that it considers to be a material weakness in the effectiveness of the Company’s internal controls pursuant to standards established by the Public Company Accounting Oversight Board. A “material weakness” is a significant deficiency (as defined in the Public Company Accounting Oversight Board’s Auditing Standard No. 2), or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

The Company believes, that because of the limited number of projects completed in the quarter ended June 30, 2007, and the recruitment of its new CFO, Corporate Controller, Project Controller, Assistant Controller, Contract Analyst, and additional Accounts Payable Clerk, the Company’s disclosure controls and procedures are effective. The Company agrees with its independent auditors that its system of internal control and reporting controls should be improved in line with expected continued growth in commercial operations and intends to take the implementation steps to improve its accounting functions. The impact of the above conditions was relevant to the quarter ended June 30, 2007 and did not affect the results of this period or any prior period.

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