Form 10-Q
period 2007-09-30
WORLDWATER & SOLAR TECHNOLOGIES CORP.
filed 2007-11-14
CIK 811271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

As of November, 14, 2007, the Registrant had outstanding 188,494,387 shares of Common Stock, $0.001 par value outstanding.

WORLDWATER & SOLAR TECHNOLOGIES CORP.

WORLDWATER & SOLAR TECHNOLOGIES CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

	September 30, 2007	December 31, 2006
	(UNAUDITED)	*
Assets

Current Assets:
Cash and cash equivalents	$18,150,175	$5,770,595
Restricted cash	—	31,257
Accounts receivable - trade, (net of allowance of $29,257 and
$150,000 at December 31, 2006 and September 30, 2007, respectively)	1,485,054	5,288,241
Accounts receivable - other	—	22,500
Inventory	2,358,433	748,470
Costs and estimated earnings/losses in excess of billings	6,747,648	2,548,427
Prepaid expenses and deposits	1,031,374	1,763,293
Travel advances to employees	54,775	33,676
Total Current Assets	29,827,459	16,206,459

Equipment and Leasehold Improvements, Net	964,982	195,808

Intangible And Other Assets
Other intangible assets, net	36,667	66,667
Deferred costs on proposed acquisition	1,411,442	790,769
Other deposits	133,710	8,443
Total Assets	32,374,260	17,268,146

Liabilities, Convertible Redeemable Preferred Stock, and Stockholders’ Equity/(Deficiency)

Current Liabilities:
Accounts payable and accrued expenses	4,394,806	4,862,877
Long-term debt and notes payable, current portion	184,043	360,897
Notes payable, related parties	—	3,000
Customer deposits	5,000	43,453
Customer deposits - related party	1,675,000	—
REC guarantee liability, current portion	59,388	98,710
Billings in excess of costs and estimated earnings/losses	5,128	149,245
Total Current Liabilities	6,323,365	5,518,182

Long-term debt and notes payable	101,300	38,456
REC guarantee liability, net of current portion	250,845	250,844
Total Liabilities	6,675,510	5,807,482

Convertible redeemable preferred stock
Series C convertible redeemable preferred stock	500,000	750,000
Series D convertible redeemable preferred stock	12,134,388	12,134,388
Total Convertible Redeemable Preferred Stock	12,634,388	12,884,388

Stockholders’ Equity / (Deficiency):
Preferred Stock Convertible $.01 par value authorized 10,000,000; issued and outstanding: Series B 7%- 611,111 shares liquidation preference $550,000 as of September 30, 2007 and December 31, 2006	6,111	6,111
Common Stock, $.001 par value; authorized 275,000,000; 186,651,631 issued and outstanding at September 30, 2007 and 149,359,052 issued and outstanding at December 31, 2006	186,652	149,359
Additional paid-in capital	69,887,788	46,685,809
Accumulated deficit	(57,016,189)	(48,265,003)
Total Stockholders’ Equity / (Deficiency)	13,064,362	(1,423,724)
Total Liabilities, Convertible Redeemable Preferred Stock and
Stockholders’ Equity	$32,374,260	$17,268,146

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

* Derived from audited financial statements.

WORLDWATER & SOLAR TECHNOLOGIES CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(UNAUDITED)

	Three Months		Nine Months
	9/30/07	9/30/06	9/30/07	9/30/06
Revenues:
Contract	$4,368,640	$6,478,269	$7,555,981	$10,077,348
Grant	—	53,429	—	197,851
Total	4,368,640	6,531,698	7,555,981	10,275,199

Cost of Revenues:
Contract	3,804,294	$5,003,323	6,454,979	8,233,354
Grant	—	76,793	—	182,216
	—	—	—	—
Total	3,804,294	5,080,116	6,454,979	8,415,570

Gross Profit (Loss):
Contract	564,346	1,474,946	1,101,002	1,843,994
Grant	—	(23,364)	—	15,635
Total	564,346	1,451,582	1,101,002	1,859,629

Operating Expenses:
Marketing, general and administrative expenses	3,877,200	1,791,387	9,182,634	5,446,202
Research and development expense	552,377	65,979	669,878	217,260
Total Expenses	4,429,577	1,857,366	9,852,512	5,663,462
Loss from Operations	(3,865,231)	(405,784)	8,751,510	(3,803,833)

Other (Expense) Income
Debt sourcing fees and commissions	—	1,175	—	(193,388)
Beneficial Conversion and Warrant Amortization	(32,000)	(81,000)	(93,748)	(2,267,000)
Warrant exercise inducement fees	—	(244,444)	—	(1,588,432)
Interest Income/(Expense), Net	144,274	(139,406)	124,931	(742,558)
Total Other (Expense) Income, Net	112,274)	(463,675)	31,183	(4,791,378)
Net Loss	(3,752,957)	(869,459)	(8,720,327)	(8,595,211)

Accretion of preferred stock dividends	(8,359)	—	(30,859)	—

Net Loss Attributable to Common Shareholders	$(3,761,316)	$(869,459)	$(8,751,186)	$(8,595,211)

Net Loss applicable per Common Share (basic and diluted)	$(0.02)	$(0.01)	$(0.05)	$(0.07)

Weighted Average Common Shares Outstanding used in Per Share Calculation	172,186,878	141,276,871	162,434,504	131,268,322

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

WORLDWATER & SOLAR TECHNOLOGIES CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(UNAUDITED)

	2007	2006

Cash Flows from Operating Activities:
Net loss	$(8,751,186)	$(8,595,211)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of warrants as inducement for warrant exercise	—	1,216,189
Beneficial conversion and warrant amortization	93,748	2,267,000
Stock based employee compensation cost	708,013	852,672
Amortization of interest expense	—	599,733
Amortization of intangibles and loan origination costs	30,000	226,938
Issuance of stock for service	246,994	287,298
Issuance of options and warrants for services	60,000	118,137
Share based non-employee compensation cost	8,500	—
Amortization of deferred compensation	—	22,500
Issuance of stock in lieu of interest	25,737	59,840
Depreciation and amortization	42,456	20,493

Changes in assets and liabilities:
Accounts receivable	3,803,186	(572,384)
Accounts receivable -related parties	22,500	7,825
Inventory	(1,609,963)	66,074
Costs and estimated earnings/losses in excess of billings	(4,199,221)	(2,425,509)
Prepaid expenses and deposits	606,654	38,194
Advances to employees	(21,099)	(16,344)

Accounts payable and other accrued expenses	(468,071)	1,109,742
Accrued losses on construction in progress	—	(33,633)
Billings in excess of costs and estimated earnings/losses	(144,117)	109,547
Renewable energy credits guarantee liability	(39,321)	(46,099)
Customer deposits	(38,453)	(38,266)
Customer deposits - related party	1,675,000	—
Net Cash (Used in) Operating Activities	(7,948,642)	(4,725,264)

Cash Flows from Investing Activities:
Purchase of equipment and leasehold improvements	(811,629)	(168,212)
Deferred costs on proposed acquisition	(620,675)	(500,000)
Net Cash (Used in) Investing Activities	(1,432,304)	(668,212)

Cash Flows from Financing Activities:
Proceeds from issuance of debt, and notes payable with detachable warrant	—	632,007
Proceeds from exercise of warrants and stock options	3,280,478	3,526,986
Proceeds from issuance of redeemable convertible preferred stock	—	750,000
Proceeds from issuance of common stock	18,474,500	—
Increase in Restricted Cash and Restricted Cash Equivalents	31,257	(212,277)
Payments on long-term debt	(25,709)	(28,251)
Net Cash Provided by Financing Activities	21,760,526	4,668,465

Net Increase in cash and cash equivalents	12,379,580	(725,011)

Cash and cash equivalents, Beginning of period	5,770,595	798,649

Cash and cash equivalents, End of period	$18,150,175	$73,638

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

WORLDWATER & SOLAR TECHNOLOGIES CORP.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

(UNAUDITED)

					Additional	Additional
					Paid-In	Paid-In
	Preferred Stock		Common Stock		Capital	Capital	Preferred	Accumulated
	Shares	Par Value	Shares	Par Value	(Preferred)	(Common)	Stock Dividend	Deficit	Total
Balance, December 31, 2006	611,111	6,111	149,359,052	149,359	537,331	46,148,478	(22,500)	(48,242,503)	(1,423,724)

Conversion of convertible notes	—	—	1,233,666	1,234	—	183,816		—	185,050
Stock issued for services	—	—	755,000	755	—	245,745		—	246,500
Capital Raise			18,400,000	18,400		18,463,600			18,482,000
Exercise of warrants	—	—	10,793,348	10,793	—	1,740,519		—	1,751,312
Exercise of options	—	—	5,390,074	5,390	—	1,516,770		—	1,522,160
Conversion of Preferred C Stock	—	—	641,025	641	—	249,359		—	250,000
In lieu of payment of interest	—	—	79,466	80	—	25,657		—	25,737
Warrants granted for services	—	—	—	—	—	60,000		—	60,000
Share-based employee compensation cost	—	—	—	—	—	708,013		—	708,013
Share-based non-employee compenstation cost	—	—	—	—	—	8,500		—	8,500
Net loss	—	—	—	—	—	—		(8,720,327)	(8,720,327)
Accretion of Preferred Stock Dividends							(30,859)		(30,859)
Balance, September 30, 2007	611,111	$6,111	186,651,631	$186,652	$537,331	$69,350,457	$(53,359)	$(56,962,830)	$13,064,362

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WORLDWATER & SOLAR TECHNOLOGIES CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note (1)   Restatement of Financial Statements due to Review of a Convertible Debt Instrument

As indicated in the Company’s December 31, 2006 Form 10-KSB/A (filed on November 5, 2007), the Company had re-evaluated its accounting for its July 2005 convertible debentures.

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

The total impact of this restatement on the Company’s statement of operations for the three and nine months ended September 30, 2006 was an increase to the net loss applicable to common stockholders by approximately $81,000 and $2,267,000 respectively.

A summary of all adjustments included in this Quarterly Report on Form 10-Q/A is detailed below (in thousands)

The following table reflects the impact of the restatement on the net loss for the quarters ended September 30, 2007 and September 30, 2006 (in thousands):

	Quarter Ending	Nine Months Ending
	September 30, 2006	September 30, 2006
Increase to Net Loss
Beneficial conversion and Warrant amortization	$81	$2,267

Total increase to net loss	$81	$2,267

The effects of our restatement on previously reported consolidated financial statements as of September 30, 2006 and for the three and nine months ended September 30, 2006 are summarized as follows.

The following table reflects the impact of the restatement on the Consolidated Balance Sheets (in thousands):

	September 30, 2006	September 30, 2006
	(as previously	(restated)
	reported)
Selected Balance Sheet Data:
Current Liabilities	4,833	4,699
Total liabilities	5,838	5,537
Additional paid-in capital	42,931	42,124
Accumulated deficit	(44,173)	(42,603)
Total stockholders’ deficiency	(1,114)	(813)

The following table reflects the impact of the restatement on the Consolidated Statements of Operations (in thousands, except per share data):

	Quarter Ending
	September 30, 2006	September 30, 2006
	(as previously	(restated)
	reported)
Selected Statement of Operations Data:
Total other expense, net	$(383)	$(464)
Net loss	(788)	(869)
Net loss attributable to common shareholders	(788)	(869)
Basic and dilluted net loss per share	(0.01)	(0.01)

	Nine Months Ending
	September 30, 2006	September 30, 2006
	(as previously	(restated)
	reported)
Selected Statement of Operations Data:
Total other expense, net	$(2,524)	$(4,791)
Net loss	(6,328)	(8,595)
Net loss attributable to common shareholders	(6,328)	(8,595)
Basic and dilluted net loss per share	(0.05)	(0.07)

The following table reflects the impact of the restatement on the Consolidated Statements of Cash Flows (in thousands, except per share data):

	Nine Months Ending
	September 30, 2006	September 30, 2006
	(as previously	(restated)
	reported)
Selected Cash Flow Data:
Net loss	(6,328)	(8,595)
Beneficial conversion and Warrant amortization	—	2,267

Note (2)   Liquidity and Capital Resources

At September 30, 2007, our current ratio was 4.72 compared to 2.94 at December 31, 2006. As of September 30, 2007, we had $23,504,094 of working capital compared to working capital of $10,688,277 as of December 31, 2006. Cash and cash equivalents were $18,150,175 as of September 30, 2007, as compared to $5,801,852 as of December 31, 2006.

The Company has historically financed operations and met capital expenditures requirements primarily through sales of capital stock and solar system equipment sales. Management plans to continue to raise funds through the sale of capital stock, and projects increased revenues.

We believe that our existing cash balance together with our other existing financial resources, projects, and revenues from sales of our solar systems, will be sufficient to meet our operating and capital requirements beyond the third quarter of 2008. In light of our recent private placements of approximately $13.4 million worth of common stock in September 2007, $13.5 million of our convertible preferred stock in November 2006, and $5.1 million worth of common stock in April 2007, we believe that we shall have the necessary financing to meet our operating and capital requirements, at a minimum, into the second half of 2008.

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

The investment of the remaining $4.5 million second tranche (the “Tranche B Closing”) will be consummated subject to the execution of a definitive strategic agreement between the Parties and certain other conditions set forth in the Investment Agreement. The execution of the definitive strategic agreement and the Tranche B Closing cannot take place until additional shares are authorized at the forthcoming Special Shareholder Meeting anticipated in January 2008. At the Tranche B Closing, WorldWater will issue to EMCORE Series D Redeemable Preferred shares convertible into 11,250,000 shares of Common Stock and Warrants to purchase Redeemable Preferred Shares convertible into 2,812,500 shares of Common Stock.

Full closure of the second tranche cannot take place until additional shares are authorized at the forthcoming Special Shareholder Meeting anticipated in January 2008.

On September 28, 2007, the Company entered into a Stock and Warrant Purchase Agreement with the Quercus Trust, whereby the Quercus Trust purchased 7.5 million shares of WorldWater’s common stock at a price of $1.782 per share, for total proceeds of $13,365,000. The Agreement also provides for the issuance of warrants to the Quercus Trust for the purchase of 9.0 million additional shares of WorldWater’s common stock at an exercise price of $1.815, subject to certain adjustments. The exercise of warrants into common stock cannot take place until additional shares are authorized at the forthcoming Special Shareholder Meeting anticipated in January 2008.

Note (3)   Nature of the Business

Effective May 2, 2007 the Company announced that the Board of Directors had approved a change in its corporate name to WorldWater & Solar Technologies Corp. On September 7, 2007, legal confirmation of the name change was confirmed. The Company stock symbol, WWAT.OB, remains the same.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company’s subsidiary WorldWater Holdings Inc., a Delaware Corporation, and certain other inactive subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company’s wholly-owned inactive subsidiaries include:

WorldWater, Inc., a Delaware Corporation

WorldWater East Africa Ltd., a Tanzanian Corporation

WorldWater Pakistan (PVT.), LTD., a Pakistan Company

Quarterly Financial Information and Results of Operations

The financial statements as of September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006, are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2007, and the results of operations and cash flows for the three and nine months ended September 30, 2007 and 2006. The results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the entire year.  While management of the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

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

Fair Value of Financial Instruments

The carrying value of accounts receivable, accounts payable, and accrued expenses approximate their respective fair values due to their short maturities. The fair value of the Company’s notes payable and debt are estimated based on the current rates offered to the Company for debt of the same remaining maturities and similar terms. See “Guarantor Agreements” below for disclosures regarding the fair value of the Company’s exposure for Renewable Energy Credits (“RECs”) which have been accrued on the Balance Sheet as of September 30, 2007 and December 31, 2006.

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with a high quality financial institution. With respect to accounts receivable as of September 30, 2007, 80% of the receivables, including related party receivables, were from one commercial customer generated from the sale of solar equipment installed in the United States. The Company does not require collateral or other security against accounts receivable; however, it maintains reserves for potential credit losses and such losses have historically been within management’s expectations. The Company had one major customer accounting for 85% of revenue for the quarter ended September 30, 2007, and none of the accounts receivable balance at September 30, 2007; and one customer accounting for 57% of revenue for the nine months ended September 30, 2006.

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

Renewable Energy Credit Guarantee (RECs)

Under the equipment sales contract for the 267,840 kW (DC) solar-driven irrigation and energy system built in 2004 and a 42.7 kW solar-pumping and energy system currently in construction, the Company has guaranteed the price of certain Renewable Energy Certificates (RECs) to be generated by the installation during the first seven years of operation. Based on current market indications, the Company estimates its guarantee obligation may result in a potential loss of $452,907 which is tied to the future market and trading value of RECs traded in California. The liability was recorded in accordance with FIN 45, paragraph 8, whereby the Company determined the maximum number of kwh to be generated over the seven year span to be 3,148,936 (449,848 x 7), multiplied by the guaranteed amount of $0.125, resulting in a liability of $393,617. Without the knowledge of the future value of these RECs, the Company recorded as reductions of Contract Revenue: estimated losses of $393,617 in the year ended December 31, 2005, $0 in the year ended 2006, and $0 in the quarter and nine months ended September 30, 2007. Adjustments to the estimated guarantee obligation will be recognized as an adjustment of revenue over the seven year term of the respective guarantee obligations. As of September 30, 2007 the Company has made payments on this guarantee in the amount of $123,504.

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

Product Warranty

The Company provides for the estimated cost of product warranties at the time revenue is recognized. Since the Company has a limited operating history, adjustments in future periods may be required as its installations mature. The following table summarizes the activity regarding the Company’s warranty accrual:

Balance, December 31, 2006	$377,962
Accruals for warranties issued during 2007	113,339
Utilization of warranty reserve	(184,758)
Balance, September 30, 2007	$306,543

The majority of the utilization over the nine months ended September 30, 2007, resulted from non-recurring, post-completion repairs in relation to two large-scale projects completed in early 2007.

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

Advertising Costs

Advertising costs are expensed as incurred and were approximately $55,000 and $14,000 for the quarters ending September 30, 2007 and 2006, respectively and $132,000 and $42,000 in the nine months ended September 30, 2007 and 2006, respectively.

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

The Company is in a net operating loss position; therefore, no excess tax benefits from share-based payment arrangements have been recognized for the quarter ended September 30, 2007.

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

	Quarters Ended September 30
Assumptions for Option Grants	2007	2006
Risk-free interest rate	6%	4.8%
Volatility	54%	31%
Expected dividend yield	0%	0%
Expected life	10 years	5 years
Estimated forfeiture rate	1%	1%

The Company calculates expected volatility for a share-based grant based on historic daily stock price observations of our common stock during the period immediately preceding the grant that is equal in length to the expected term of the grant. For estimating the expected term of share-based grants made in the quarter ended September 30, 2007, the Company has adopted the simplified method authorized in Staff Accounting Bulletin No. 107. SFAS No. 123R also requires that estimated forfeitures be included as a part of the estimate of expense as of the grant date. The Company has used historical data to estimate expected employee behaviors related to option exercises and forfeitures.

With respect to both grants of options and awards of restricted stock, the risk-free rate of interest is based on the U.S. Treasury rates appropriate for the expected term of the grant or award.

The Company adopted Statement 123(R) on January 1, 2006. This statement applies to all awards granted after the date of adoption and to awards modified, repurchased, or cancelled after that date. The value of the unvested stock options at September 30, 2007 is $1,593,917, of which $263,052 will be expensed over the remaining three months in 2007, with the remaining $1,330,865 expensed in 2008 and after, all under General & Administrative Expense on the Consolidated Statements of Operations.

A summary of option activity as of September 30, 2007 and changes during the three months ended is presented below.

		Weighted-
		Average
	Shares	Exercise Price
Balance, December 31, 2006	13,358,231	$0.27
Granted	7,539,000	0.42
Exercised	(5,390,074)	0.28
Forfeited or expired	(652,050)	0.32
Balance, September 30, 2007	14,855,107	0.33
Options Exercisable, September 30, 2007	8,612,232	0.27

Net Loss Per Common Share

Basic loss per share includes no dilution and is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. As presented, the Company’s basic and diluted loss per share attributable to common stockholders is based on the weighted average number of common shares outstanding during the period. The calculation of diluted net loss per common share for the quarters ended September 30, 2007 and 2006 does not include other potential common shares, including shares issuable upon exercise of options, warrants and conversion rights, since their effect would be antidilutive due to the Company’s losses.

Below is a table of the potential issuable shares as of September 30, 2007:

Warrants	15,509,449
Debt conversion rights	1,676,692
Stock options	14,855,107
Preferred stock conversion rights	56,000,377
Total	88,041,625

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

Effective January 1, 2007, the Company adopted Financial Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than fifty percent likely of being realized upon ultimate settlement. The interpretation also provides guidance on derecognition, classification, interest and penalties, and other matters. The adoption did not have an effect on the consolidated financial statements. There continues to be no liability related to unrecognized tax benefits at September 30, 2007, and no affect on the effective rate.

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

To obtain the exclusive opportunity through December 31, 2006 to conduct due diligence, the Company made a $500,000 non-refundable payment to ENTECH in 2006 and another $500,000 payment in the second quarter 2007 to be used for operating and working capital requirements of ENTECH. Additional due diligence fees of $411,442 were recorded on the balance sheet through September 30, 2007, and along with the two $500,000 payments to ENTECH, resulted in a capitalized amount of $1,411,442 on the balance sheet at September 30, 2007, classified as deferred cost on proposed acquisition. Should the proposed acquisition not go forward, the capitalized amount would need to be immediately expensed in that year.

In the quarter ended September 30, 2007, the Company opened and fulfilled a purchase order for $500,000 with ENTECH to provide research and development engineering related to the implementation of a new manufacturing plant in Texas.

On May 25, 2007, the Company entered into a revised Letter of Intent to enter into an Agreement and Plan of Merger with ENTECH, Inc., a Delaware corporation (“ENTECH”) and a Delaware corporation which is our subsidiary (“Merger Sub”). In the merger, ENTECH will merge with and into Merger Sub and Merger Sub will survive the merger as a wholly-owned subsidiary of the Company. The Letter of Intent provides for an initial payment of $18.3 million by the Company to the stockholders of ENTECH upon the closing of the transaction and earn-out consideration, the terms of which have not been finalized. Of the $18.3 million initial payment at closing, $12 million will be paid by the Company in the form of the Company’s Common Stock valued at the lower of (i) $.61 per share or (ii) the average of the per share closing prices of the Common Stock for the 10 full consecutive trading days ending 5 days prior to the date the definitive agreement is signed. Assuming a valuation of $.61 per share upon the execution of a definitive agreement, the stockholders of ENTECH will be entitled to receive 19,672,131 shares of the Company’s Common Stock. As a proposed subsidiary of the Company, ENTECH will maintain its identity, location, and business operations in both terrestrial and space solar energy. The Company anticipates that ENTECH will continue to perform its contract work for NASA, the U.S. Department of Defense, and other customers, as well as its internal R&D programs leading to improved future products.

On July 5, 2007 the Company announced that they have begun engineering procedures for the manufacturing line of ENTECH panels at their headquarters in Keller, TX for delivery of product in early 2008.

On October 29, 2007,  the Company announced the execution of an Agreement and Plan of Merger pursuant to which ENTECH will merge with and into a wholly-owned subsidiary of WorldWater. Under the terms of the Agreement and Plan of Merger, the Company will pay the following consideration to ENTECH stockholders:

•                  $5 million in cash;

•                  Shares of common stock of WorldWater based on a formula which, assuming a $2.00 per share price of our common stock, would result in issuance to ENTECH stockholders of common stock valued at approximately $39,300,000; and

•                  Earn-out consideration calculated as 5% of WorldWater’s gross revenues determined in accordance with generally accepted accounting principles which will be paid until the accumulated total of such earn-out payments to the ENTECH stockholders equals $5,000,000.

In addition to the consideration to be paid to ENTECH’s stockholders, WorldWater will pay $1.3 million of ENTECH’s liabilities at closing and provide $5 million of working capital to commence the manufacture of the ENTECH 20x concentrator systems for a 50 MegaWatt plant in Spain. As a result of this transaction, it is anticipated that ENTECH’s current stockholders will own approximately 6.6% of the fully-diluted post-transaction common stock of WorldWater upon completion of the merger, which is conditioned upon obtaining the requisite stockholder approval to increase WWAT authorized common stock.

As of November 14, 2007, full closure of the acquisition of ENTECH by WorldWater cannot take place until new shares are authorized at the forthcoming Special Shareholder Meeting anticipated in January 2008.

Note (6)   Equipment and Leasehold Improvements

Equipment and leasehold improvements consist of the following at September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006
Office furniture and equipment	$101,622	$130,551
Vehicles	199,758	78,143
Computers	186,567	16,568
Leasehold improvements	554,397	5,453
	1,042,344	230,715
Less accumulated depreciation and amortization	(77,362)	(34,907)
Equipment and leasehold improvements, net	$964,982	$195,808

Depreciation expense for the three and nine months ended September 30, 2007 were respectively $23,036 and $42,456, as compared to the same periods in 2006 at $10,213 and $20,493, respectively.

The increase in leasehold improvements of $548,944 from December 31, 2006 to September 30, 2007 is mainly due to improvements made at the Company’s new facility in Ewing, NJ. The facility is leased under an operating lease commencing July 1, 2007, and expiring June 30, 2015. The property is located at 200 Ludlow Drive, Ewing, New Jersey 08638.

Note (7)   Intangible Assets

Intangible assets are listed below and associated accumulated amortization as of September 30, 2007 and December 31, 2006.

	September 30, 2007	December 31, 2006
Loan origination costs	$287,688	$287,688
Accumulated amortization	(287,688)	(287,688)
Loan origination costs, net	$—	$—

Non-compete agreement, customer list and trade name	$120,000	$120,000
Accumulated amortization	(83,333)	(53,333)
Non-compete agreement, net	$36,667	$66,667

Amortization expense for the three and nine months ended September 30, 2007 and 2006 were $10,000, and $30,000, respectively.

Note (8)   Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006
Accounts payable—contracts	$2,167,166	$2,328,963
Accounts payable—other	871,728	760,702
Accrued salaries	115,799	271,039
Accrued interest	231,904	268,501
Accrued warranty reserve	306,543	377,962
Accrued sales commission	—	190,140
Accrued sales & use taxes	244,699	302,000
Accrued project costs	336,569	143,890
Accrued project contingency	—	45,000
Preferred dividend payable	16,475	22,500
Accrued legal expenses	31,560	73,708
Other accrued expenses	72,363	78,472
Total	$4,394,806	$4,862,877

Note (9)   Long-Term Debt and Notes Payable

Long-term debt (including convertible debt) and notes payable, excluding related party transactions (see Related Party

Transaction note below), consist of the following uncollateralized loans outstanding at September 30, 2007 and December 31, 2006:

					Option		Potential
					to Pay		Number of
					Interest	Conversion	Shares	December 31, 2006		September 30, 2007
		Stated	Effective		in either	Price of	Upon		Net			Net
Maturity	Holders	Interest	Interest	Interest	Common	Common	Conversion	Face	Amount	Face		Amount
Date	of Loans	Rate	Rate	Period	or Cash	Stock	@ 9/30/07	Amount	Outstanding	Amount		Outstanding
2007	Funds & Qualified Individual Investors	10%	19-30%	Semi-Annual	Yes	$0.150	—	$185,050	$185,050	$—	(a)	$—
2008	Funds & Qualified Individual Investors	10%	19-30%	Majority Monthly	Yes	$0.15	1,333,333	200,000	—	200,000	(b)	93,748
On Demand	Qualified Individuals	0 to 10%	0 to 15%	Majority Monthly & Semi-Annual	No	N/A	N/A	30,347	30,347	13,825	(c)	13,825
On Demand	Qualified Individual Investors	10%	10%	Maturity	No	$0.400	132,500	53,000	53,000	53,000	(d)	53,000
Stated Maturity Date 1997	Qualified Individual Investor	8%	8%	Maturity	No	$0.400	125,000	50,000	50,000	50,000	(e)	50,000
Not Stated	Qualified Individual Investors	Not stated— imputed at 4.5%	4.50%	Not stated	N/A	$0.495	85,859	42,500	42,500	42,500	(f)	42,500
2010	Financial Institution		8%	Monthly principal & interest payments	No	N/A	N/A	38,456	38,456	32,270	(g)	32,270	(g)
						Total	1,676,692	$599,353	$399,353	$391,595		$285,343
							Less current portion		360,897			184,043
							Long-term portion		$38,456			$101,300

(a) In 2004, the Company entered into loan agreements with individual investors totaling $185,050. These loan agreements bear 10% interest and were paid in full in the first quarter of 2007.

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

Also in July 2005, the Company entered into two convertible notes totaling $350,000: $250,000 with an investment fund and $100,000 with a private investor. The notes bear 10% interest which at the option of the Company can be paid in cash or in shares of the common stock of the Company, or a ombination of both. The note holders have the option to convert all or any part of the outstanding principal into common stock of the Company at a conversion price of $0.18 per share. Through the third quarter of 2006, the investment fund holder converted $125,000, respectively, of their outstanding principal into 694,444 common shares of the Company.

In July 2005, the Company issued Convertible notes to three investors (terms discussed above). The Company determined that the embedded conversion options did not require bifurcation and fair value accounting in accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock”. The Company concluded that EITF 00-27: “Application of Issue No. 98-5 to Certain Convertible Instruments” (“EITF 00-27”) should be applied.

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

The Company will be amortizing the debt discount over the term of the debt using the effective interest method (EITF 00-27, Issue #6). If and when a conversion (or partial conversion) occur, any unamortized debt discount will be accelerated (proportionately) and recognized in that periods statement of operations.

For the three and nine months ended September 30, 2007, the Company recognized interest expense related to the July 2005 convertible notes in the amount of $32,000 and $93,748, respectively. For the three and nine months ended September 30, 2006, the Company recognized interest expense related to the July 2005 convertible notes in the amount of $81,000 and $2,267,000, respectively. As of September 30, 2007 there was $106,252 of unamortized debt discount.

(c) Loans payable to individual investors totaling $13,825. These loans were entered into in 1997.  The notes bear 10% interest and are payable on demand.

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

(g) Loans payable to individual investors totaling $32,270. These loans were entered into in 2005.  The notes bear 8% interest and have an original maturity date in 2010.

The maturities of long-term debt (face amount) as of September 30, 2007 are:

2007	$159,325
2008	200,000
2009	—
2010	32,270
Total	$391,595

Note (10)    Related Party Transaction

In the third quarter, the Company announced it had received an order from a related party to produce 22 MobilMaxPure ™ units for use in Darfur, Sudan and Iraq. The proprietary portable solar driven water pumping and purifying units will be purchased for an aggregate of $1,675,000. The units are scheduled to be built and shipped before the end of 2007. The Company received funds for this order during the quarter ended September 30, 2007, which is shown as Customer deposits – related party on the Balance Sheet.

Note (11)   Convertible Preferred Stock

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

Dividends on the Series C 6% Convertible Preferred Stock accrue at the annual rate of 6%, payable the first day of each month. The Dividend payable at September 30, 2007 was $5,500.

During the third quarter 2007, three shareholders exercised their right to convert 250,000 preferred shares at a per share price of $0.39 to 641,025 shares of common stock.

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

The investment of the remaining $4.5 million second tranche (the “Tranche B Closing”) will be consummated subject to the execution of a definitive strategic agreement between the Parties and certain other conditions set forth in the Investment Agreement. The execution of the definitive strategic agreement and the Tranche B Closing cannot take place until additional shares are authorized at the forthcoming Special Shareholder Meeting anticipated in January 2008. At the Tranche B Closing, WorldWater will issue to EMCORE Series D Redeemable Preferred shares convertible into 11,250,000 shares of Common Stock and Warrants to purchase Redeemable Preferred Shares convertible into 2,812,500 shares of Common Stock.

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

Liquidation Preference

Upon liquidation, holders of the Series C and D Convertible Redeemable Preferred Stock will be entitled to the greater of (1) a per share amount equal to the original purchase price plus any dividends accrued but not paid and (2) the amount that the holder would receive in respect of a shares of Series C and D, preferred if immediately prior to dissolution and liquidation, all shares of Series C and D Convertible Redeemable Preferred Stock were converted into shares of common stock. The liquidation preference of Series C and D is $505,474 and $13,500,000, respectively at September 30, 2007.

Note (12)   Common Stock Transactions

Common stock transactions ended September 30, 2007 consisted of the following:

		Avg. Price Per
	Shares	Share
Shares Issued and Outstanding December 31, 2006	149,359,052
Conversion of Convertible Notes	1,233,666	$0.15
Shares Issued for Capital Raise	18,400,000	0.50
Warrants Exercised	10,793,348	0.19
Shares Issued in lieu of payment of cash for interest	79,466	0.15
Stock Options exercised	5,390,074	0.21
Stock issued for services	755,000	0.21
Conversion of Preferred C Shares	641,025	0.39
Shares Issued during the nine months ended September 30, 2007	37,292,579	0.42
Shares Issued and Outstanding September 30, 2007	186,651,631

Note (13)   Warrant Transactions

The Company accounts for transactions with non-employees, in which financing, goods or services are the consideration received for the issuance of equity warrant instruments under the fair value method. The fair value of warrants issued is calculated using the Black-Scholes pricing model. All warrants are exercisable.

In the nine months ended September 30, 2007, the Company raised $1,751,312 through the exercise of 10,793,348 warrants at an average price of $0.19 per share.

Warrant transactions consisted of the following during the nine months ended September 30, 2007:

	Exercisable
	Warrants	Stock Price
Warrants Outstanding As of December 31, 2006	24,792,873	$0.15-0.50
Warrants Issued	3,500,000	0.50-0.85
Exercise of Warrants	(10,793,348)	0.15-0.50
Warrants Cancelled	(1,990,076)	0.15-0.50
Warrants Outstanding As of September 30, 2007	15,509,449	$0.15-0.85

Warrants outstanding expire as follows:

	Warrants	Strike
Year	Expiring	Price
2007	80,000	$0.15
2008	772,363	0.15-0.37
2009	6,838,226	0.15-0.41
2010	—	—
2011	4,318,860	0.22-0.38
2012	3,500,000	0.50-0.85
	15,509,449	0.15-0.85

Note (14)   Commitments and Guarantees

The Company’s commitments and guarantees as of September 30, 2007, for the remainder of 2007 and the years 2008 through 2010 and thereafter are estimated below:

Amounts rounded in thousands	2007	2008	2009	2010	2011	Thereafter	Total
Long-tem debt maturities (face amount)	$159,325	$200,000	$—	$32,270	$—	$—	$391,595
Employment obligations	196,250	785,000	785,000	266,667	250,000	—	2,282,917
Renewable Energy Credit guarantee obligations	19,268	64,701	64,701	64,701	55,329	1,413	270,113
Operating lease payments	107,925	321,900	285,900	267,900	267,900	937,650	2,189,175
Total	$482,768	$1,371,601	$1,135,601	$631,538	$573,229	$939,063	$5,133,800

Operating Leases

The Company’s executive office, research and development facility is housed in a 30,000 square foot site located at 200 Ludlow Drive, Ewing, New Jersey 08638. The facility is leased under an operating lease which commenced on July 1, 2007, and expires on June 30, 2015. In addition to the Ewing office, the Company occupies a 13,720 square foot facility located at 55 Route 31 South, Pennington, NJ 08534. This facility is leased under an operating lease that expires on December 31, 2007.

In September 2005, the Company acquired Quantum Energy Group in Applegate, California which included the transfer of their five-year lease expiring April 30, 2009, with two five-year options to extend the lease.

Employment Agreements

On December 18, 2006, the Company entered into a five-year employment agreement with Mr. Quentin Kelly, CEO, effective January 1, 2007. Adjusted compensation under the agreement is $250,000 annual salary and $1,200 per month auto allowance. Mr. Kelly participates in the Company “fringe benefits” including health coverage and the maintenance of a whole-life policy. The benefits continue if employment is terminated without cause or by reason of death or disability to Mr. Kelly or his estate for the remaining term of the agreement or a of Directors. Effective January 19, 2007, Mr. Kelly was granted 5,000,000 stock options at an exercise price of $0.40, fair market value at the date of the grant. These shares will vest twenty percent (20%) per year, with the first twenty percent (20%) vesting immediately upon the grant of the options and the remaining options vesting twenty percent (20%) per year on the annual anniversary of the initial grant.

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

On February 4, 2007, the Company entered into an employment agreement with Frank W. Smith, Executive Vice President and Chief Operating Officer, effective February 4, 2007 for a period of three years. Annual compensation under the agreement is $200,000 and includes an initial grant of 600,000 stock options vesting over the term of the employment agreement.

Note (15)   Contingencies

The Company is subject to various claims and suits from time to time in the ordinary course of its business. The Company is not aware of any pending or threatened litigation that could have a material adverse effect on the Company’s business, financial condition or results of operations.

Note (16)   Supplemental Disclosure of Cash Flow Information

	9 Months Ended September 30, 2007	9 Months Ended September 30, 2006
Cash paid for interest	$21,854	$86,975

Note (17)   Subsequent Events

ENTECH

On October 29, 2007 the Company announced the execution of an Agreement and Plan of Merger pursuant to which ENTECH will merge with and into a wholly-owned subsidiary of WorldWater. Under the terms of the Agreement and Plan of Merger, the Company will pay the following consideration to ENTECH stockholders:

•                  $5 million in cash;

•                  Shares of common stock of WorldWater based on a formula which, assuming a $2.00 per share price of our common stock, would result in issuance to ENTECH stockholders of common stock valued at approximately $39,300,000; and

•                  Earn-out consideration calculated as 5% of WorldWater’s gross revenues determined in accordance with generally accepted accounting principles which will be paid until the accumulated total of such earn-out payments to the ENTECH stockholders equals $5,000,000.

In addition to the consideration to be paid to ENTECH’s stockholders, WorldWater will pay $1.3 million of ENTECH’s liabilities at closing and provide $5 million of working capital to commence the manufacture of the ENTECH 20x concentrator systems for a 50 MegaWatt plant in Spain. As a result of this transaction, it is anticipated that ENTECH’s current stockholders will own approximately 6.6% of the fully-diluted post-transaction common stock of WorldWater upon completion of the merger, which is conditioned upon obtaining the requisite stockholder approval to increase WWAT authorized common stock.

As a WorldWater subsidiary, ENTECH will maintain its identity, location, and business operations in both terrestrial and space solar energy. The Company anticipates that ENTECH will continue to perform its contract work for NASA, the U.S. Department of Defense, and other customers, as well as its internal R&D programs.

On November 6, 2007, the Company voluntarily funded Entech with $2,383,920. the Funding is part of the $5,000,000 working capital clause contained in the merger agreement and will be used by Entech to begin to build equipment for the new manufacturing plant being set-up in Texas. Entech will be the owner of the equipment with WorldWater acting as the lien holder. If the merger is not completed, Entech will have the option of purchasing the equipment from WorldWater or transferring title of the equipment to WorldWater. The funded amount will be shown as an advance to Entech on the balance sheet of WorldWater.

Denver International Airport

On October 1, 2007 the Company announced it will engineer and construct a 2 Megawatt solar system at Denver International Airport (DIA). MMA Renewable Ventures LLC, a subsidiary of Municipal Mortgage & Equity (NYSE:MMA - News) will finance the installation through a Power Purchase Agreement (PPA). The Company will begin construction of the project immediately for completion in 2008. MMA Renewable Ventures will own and operate the system under a long-term PPA contract. Operated by the City and County of Denver, DIA is the fifth busiest international airport in the U.S. and served nearly 50 million passengers in 2006. The Company’s photovoltaic system of ground mounted tracking solar arrays will be located at the entrance to the main terminal. It is expected to generate 3.5 million kilowatt-hours (kWh) of clean electricity annually. In addition to reducing DIA’s electric costs, the solar initiative supports Denver’s commitment to environmental sustainability.

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

The Company performed a sensitivity analysis to determine the impact of fluctuations in our estimates for our allowance for doubtful accounts. As of September 30, 2007, the allowance for doubtful accounts was $150,000. If this amount were in error by plus or minus one percent of the account receivable balance, the impact would be an additional $15,000 of income or expense.

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

The Company is in a net operating loss position; therefore, no excess tax benefits from share-based payment arrangements have been recognized for the nine months ended September 30, 2007.

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

ACCOUNTING FOR INCOME TAXES

The Company is required to estimate its income taxes in each of the jurisdictions in which it operates as part of its condensed consolidated financial statements. This involves estimating the actual current tax in addition to assessing temporary differences resulting from differing treatments for tax and financial accounting purposes. These differences together with net operating loss carry-forwards and tax credits may be recorded as deferred tax assets or liabilities on the balance sheet. A judgment must then be made of the likelihood that any deferred tax assets will be recovered from future taxable income. To the extent that the

Company determines that it is more likely than not that deferred tax assets will not be utilized, a valuation allowance is established. Taxable income in future periods significantly different from that projected may cause adjustments to the valuation allowance that could materially increase or decrease future income tax expense. As of September 30, 2007 and December 31, 2006, an allowance equal to 100% of the deferred tax asset was recorded.

RESULTS OF OPERATIONS—QUARTER ENDED SEPTEMBER 30, 2007 (Amounts are rounded to the nearest thousand)

Contract Revenue.   Contract revenue for the quarter ended September 30, 2007 amounted to $4,369,000, and represents 100% of the Company’s revenue. One large scale commercial project in California accounted for 86% of the total contract revenue. The Company had contract revenue of $6,478,000 in the quarter ended September 30, 2006.

Grant Revenue.   The Company recognized no revenue in the third quarter of 2007. The company recognized $53,000 in the third quarter of 2006 from the U.S. Trade and Development Agency (USTDA). The USTDA grant was specific to a pilot project for water supply in Sri Lanka. This project is designed to assess solar technology methods to provide safe, sustainable water supplies to people in six villages near the tsunami-ravaged southern coast of Sri Lanka.

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

Gross Profit (Loss) on Contracts.   The Company generated gross profit on contracts totaling $564,000 or 13%, as compared to the third quarter 2006, which generated a gross profit of $1,475,000 or 23%. The company attributes its decrease in gross profit margin to one specific project in the third quarter of 2007, whose gross profit margin was lower than anticipated due to a highly competitive bidding process to obtain the contract. Since this project will be a large portion of the fourth quarter 2007 revenue, a similar margin would be expected there as well.

Gross Profit (Loss) on Grants.   No gross profit was recognized in the third quarter 2007. In the third quarter 2006 a gross profit loss of $23,000 was recorded, in conjunction with the USTDA grant.

Marketing, General and Administrative Expenses.   Marketing, general and administrative expenses (MG&A) for the quarter ended September 30, 2007, amount to $3,877,000, compared to $1,791,000 in the third quarter 2006, an increase of $2,086,000 or 116%. The quarter to quarter variances are primarily made up of increases in the following categories from three months 2006 to the same period in 2007: salary and wages are up $600,000 due to increased headcount needed to fulfill the upcoming high dollar projects; legal fees are up $300,000 mainly due to additional contract review work on large-scale proposals, an isolated case resolved in early 2007 and financing activities; general insurance is up $100,000 due to additional staff and increased coverages necessary for high dollar bid proposals; sales & marketing is up $200,000 due to increased company promotion and new project development; T&E is up $150,000 due to increased travel surrounding new financing and project opportunities; recruiting expense is up $50,000 due to the addition of professional staff; consultants are up $300,000 due mainly to project related outside services needed, along with Sarbanes expenses;  a charge to allowance for doubtful accounts of $150,000 was recorded; expenses for disposal of fixed assets were recorded in the amount of $115,000. There was an additional $121,000 of variances spread out over a series of general office expense accounts.

Research and Development Expense.   Research and development expense consists primarily of salary expense for internal personnel, and related personnel costs, as well as prototype costs incurred to improve the design of the Company’s installations, and expand the Company’s product line. Research and development are critical to the Company’s strategic objectives of enhancing its technology to meet the requirements of its targeted customers. The Company expects to maintain, if not increase, its current level of expenditure for research and development on a going-forward basis. Research and development expenses incurred in the quarter ended September 30, 2007 were $552,000, an increase of $486,000 over the third quarter of 2006. $500,000 of the increase relates to a purchase order opened with Entech, Inc to provide research and development engineering related to the implementation of a new manufacturing plant in Texas.

Loss from Operations.   In the quarter ended September 30, 2007, the Company incurred a loss from operations of $3,865,000, an increase of $3,459,000 over the $406,000 loss during the same period in 2006.  The increased loss is primarily due to a decrease in revenue and gross profit margin in the quarter ended September 30, 2007 that resulted in lower gross profit margin of $888,000, as compared to the same period in 2006. Also, increases in MG&A Expenses of $2,086,000, with details of that increase listed in the MG&A section above, along with the $500,000 purchase order opened with Entech, as discussed in the R&D section above, contributed to a higher third quarter 2007 operating loss as compared to the same period in 2006.

Beneficial Conversion and Warrant amortization.  This expense is a non-cash charge incurred as a result of the market price of the Company’s common stock on the date of issuance of convertible notes being higher than the conversion price of the convertible notes being issued.  In the quarter ended September 30, 2007 the Company recorded a beneficial conversion and warrant amortization of $32,000 compared to $81,000 in the same period in 2006.  The decrease is attributable to the amortization of the July 2005 convertible notes, using the effective interest method.

Warrant Exercise Inducement expense.  There was no recorded expense in the third quarter 2007 as compared to $244,444 in the same period 2006.

Interest Income/(Expense), Net.   Interest Income was $144,000 for the quarter ended September 30, 2007, as compared to Interest Expense of ($139,000) for the same period in 2006, an increase of $283,000. The increase was due mainly to the positive effects of our cash raises in the fourth quarter 2006, second quarter 2007, and third quarter 2007, as well as significant decreases in debt being carried from 2006 to 2007.

Net Loss.   In the quarter ended September 30, 2007, the Company incurred a net loss of $3,753,000, an increase of $2,883,000 or 331% over the $870,000 loss for the comparable quarter in 2006. The increased loss is discussed in the Loss from Operations section above.

Accretion of Preferred Stock Dividends.   In the quarter ended September 30, 2007, the Company recorded an increase in the amount of $8,000 relating to Series C 6% Convertible Preferred stock, as compared to $0 in the third quarter of 2006.

RESULTS OF OPERATIONS—NINE MONTHS ENDED SEPTEMBER 30, 2007 (Amounts are rounded to the nearest thousand)

Contract Revenue.   Contract revenue for the nine months ended September 30, 2007 amounted to $7,556,000, and represents 100% of the Company’s revenue. Two large scale projects, one in California and one in New Jersey make up approximately 72% of the nine months revenue in 2007. All contract revenue was generated by domestic projects. The Company had contract revenue of $10,077,000 in the same period in 2006.

Grant Revenue.   The Company recognized no revenue in the nine months ended September 30, 2007. The company recognized $182,000 in the same period in 2006 from the U.S. Trade and Development Agency (USTDA). The USTDA grant was specific to a pilot project for water supply in Sri Lanka. This project is designed to assess solar technology methods to provide safe, sustainable water supplies to people in six villages near the tsunami-ravaged southern coast of Sri Lanka.

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

Gross Profit (Loss) on Contracts.   The Company generated gross profit on contracts totaling $1,101,000 or 15%, as compared to the same period in 2006, which generated a gross profit of $1,844,000 or 118%. The company attributes its slight decrease in gross profit margin to two specific projects in the second and third quarter of 2007, whose gross profit margins were lower than anticipated due to a highly competitive bidding process to obtain the contracts. Since these projects will be a large portion of the fourth quarter 2007 revenue, the Company expects the current nine months margin of 15% to stand firm through the year-end.

Gross Profit (Loss) on Grants.   No gross profit has been recognized in 2007. In the first nine months of 2006 a gross profit of $16,000 was recorded, in conjunction with the USTDA grant.

Marketing, General and Administrative Expenses.   Marketing, general and administrative expenses (MG&A) for the nine months ended September 30, 2007, amount to $9,183,000, compared to $5,446,000 in the same period in 2006, an increase of $3,737,000 or 69%. The year to year variances are primarily made up of increases in the following categories from nine months 2006 to the same period in 2007: salary and wages are up $1,300,000 due to increased headcount needed to fulfill the upcoming high dollar projects; legal fees are up $700,000 mainly due to additional contract review work on large-scale proposals an isolated case resolved in early 2007 and financing activities; general insurance is up $150,000 due to additional staff and increased coverages necessary for high dollar bid proposals; sales & marketing is up $100,000 due to increased company promotion and new project development; T&E is up $200,000 due to increased travel surrounding new financing and project opportunities; facilities expense is up $150,000 due to the office relocation and utility increase; recruiting expense is up $200,000 due to the addition of professional staff; consultants are up $500,000 due to mainly to project related outside services needed, along with Sarbanes expenses;  there was a charge to allowance for doubtful accounts of $150,000 recorded in the third quarter; expenses for disposal of fixed assets were recorded in the amount of $115,000; there were an additional $171,000 of variances spread out over a series of general office expense accounts.

Research and Development Expense.   Research and development expense consists primarily of salary expense for internal personnel, and related personnel costs, as well as prototype costs incurred to improve the design of the Company’s installations, and expand the Company’s product line. Research and development are critical to the Company’s strategic objectives of enhancing its technology to meet the requirements of its targeted customers. The Company expects to maintain, if not increase, its current level of expenditure for research and development on a going-forward basis. Research and development expenses incurred in the nine months ended September 30, 2007 were $670,000, an increase of $453,000 over the same period in 2006. $500,000 of the increase relates to a purchase order opened with Entech, Inc in the third quarter 2007, to provide research and development engineering related to the implementation of a new manufacturing plant in Texas.

Loss from Operations.   In the nine months ended September 30, 2007, the Company incurred a loss from operations of $8,751,000, an increase of $4,947,000 or 130% over the $3,804,000 loss during the same period in 2006.  The increased loss is primarily due to a decrease in revenue and gross profit margin in the nine months ended September 30, 2007 that resulted in lower gross profit margin of $759,000, as compared to the same period in 2006. Also, increases in MG&A Expenses of $3,737,000, with details of that increase listed in the MG&A section above, along with the $500,000 purchase order opened with Entech, as discussed in the R&D section above, contributed to a higher third quarter 2007 operating loss as compared to the same period in 2006.

Debt Sourcing Fees.  There was no recorded expense in the nine months ended September 30, 2007 as compared to $193,000 in the same period 2006.

Beneficial Conversion and Warrant amortization.  This expense is a non-cash charge incurred as a result of the market price of the Company’s common stock on the date of issuance of convertible notes being higher than the conversion price of the convertible notes being issued.  In the nine months ended

September 30, 2007 the Company recorded a beneficial conversion and warrant amortization of $94,000 compared to $2,267,000 in the same period in 2006.

Warrant Exercise Inducement expense.  There was no recorded expense in the nine months ended September 30, 2007 as compared to $1,588,000 in the same period 2006.

Interest Income/(Expense), Net.   Interest Income was $125,000 for the nine months ended September 30, 2007, as compared to Interest Expense ($743,000) for the same period in 2006. This significant decrease is mainly due to the positive effect of our capital raises in the fourth quarter 2006, second quarter 2007, and third quarter 2007, along with significant decreases in long-term debt being carried from 2006 to 2007.

Net Loss.   In the nine months ended September 30, 2007, the Company incurred a net loss of $8,720,000, an increase of $125,000 or 1% over the $8,595,000 loss for the same period in 2006. Considering the loss from operations (discussed above) represented an increase at nine months 2007 as compared to the same period in 2006 of $4,832,000, the fact that the net loss for the same comparable periods are more or less static can be attributed to decreases in the following categories 2007; beneficial conversion and warrant amortization $2,173,000, warrant exercise inducement expense $1,588,000, and interest expense $752,000.

Accretion of Preferred Stock Dividends.   In the nine months ended September 30, 2007, the Company recorded an expense of $31,000 relating to Series C 6% Preferred stock, as compared to $0 in the same period in 2006.

Cash Flows from Operating Activities

	Nine Months ended September 30,
	2007	2006
Net Cash Used in Operating Activities	$(7,949,000)	$(4,725,000)

In the nine months ended September 30, 2007, the Company had an increase in net cash used in operating activities of $4,413,000 in a period when the Company had an increase in net loss of $5,000. These changes in working capital items relate mainly to the significant increase in job contracts from 2006 to 2007, along with an increase in staffing to coincide with the growth of the company. An analysis of the increased loss is above in the RESULTS OF OPERATIONS discussion. Below is a reconciliation of the increase in net cash used in operating activities.

Increases (decreases) in non-cash charges:
Beneficial conversion and Warrant amortization	$(2,173,000)
Stock-based employee compensation cost	(145,000)
Amortization of interest expense	(600,000)
Amortization of loan origination costs	(197,000)
Issuance of stock for services	(40,000)
Issuance of options and warrants for services	(58,000)
Share-based non-employee compensation cost	9,000
Amortization of deferred compensation	(23,000)
Issuance of stock in lieu of interest	(34,000)
Depreciation and amortization	22,000
Issuance of warrants as inducement for exercise	(1,216,000)
(4,455,000)
Changes in timing of cash receipts and disbursements related to working capital items	1,388,000
(3,067,000)
Change in net loss-2007 compared to 2006	(156,000)
Increase in net cash used in operating activities	$(3,223,000)

Cash Flows from Investing Activities

	Nine Months ended September 30,
	2007	2006
Net Cash Used in Investing Activities	$(1,432,000)	(668,000)

In the nine months ended September 30, 2007 and 2006, investing activities included purchases of office equipment, including computers and furniture for the increased workforce.

Cash Flows from Financing Activities

	Nine Months ended September 30,
	2007	2006
Net Cash Provided By Financing Activities	$21,761,000	4,688,000

In the nine months ended September 30, 2007 and 2006, the Company financed its operations principally through the issuance of common stock as the result of private sales and the exercise of warrants and stock options. The Company accounts for transactions with non-employees, in which financing, goods or services are the consideration received for the issuance of equity warrant instruments under the fair value method. The fair value of warrants issued is calculated using the Black-Scholes pricing model.

On September 28, 2007,the Company entered into a Stock and Warrant Purchase Agreement with the Quercus Trust, whereby the Quercus Trust purchased 7.5 million shares of WorldWater’s common stock at a price of $1.782 per share, for total proceeds of $13,365,000. The Agreement also provides for the issuance of warrants to the Quercus Trust for the purchase of 9.0 million additional shares of WorldWater’s common stock at an exercise price of $1.815, subject to certain adjustments. The exercise of warrants into common stock cannot take place until additional shares are authorized at the forthcoming Special Shareholder Meeting anticipated in January 2008. Prior to September 28, 2007, the Quercus Trust and its affiliates owned approximately 21.6 million shares of WorldWater common stock, representing approximately 12.2% of the equity ownership in the Company, or 8.2% on a fully diluted basis. With this Agreement, the Quercus Trust and its affiliates own approximately 16.4% of the equity ownership in WorldWater, or 10.6% on a fully diluted basis.

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

In the nine months ended September 30, 2007, the Company raised $3,273,472 through the exercise of 16,183,422 warrants and options at an average price of $0.22 per share.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2007, our current ratio was 4.72 compared to 2.94 at December 31, 2006. As of September 30, 2007, we had $23,504,094 of working capital compared to working capital of $10,688,277 as of December 31, 2006. Cash and cash equivalents were $18,150,175 as of September 30, 2007, as compared to $5,801,852 as of December 31, 2006.

The Company has historically financed operations and met capital expenditures requirements primarily through sales of capital stock and solar system equipment sales. Management plans to continue to raise funds through the sale of capital stock, and forecasts increased revenues.

We believe that our existing cash balance together with our other existing financial resources, including anticipated additional capital raises in 2007, and revenues from sales of our solar systems, will be sufficient to meet our operating and capital requirements beyond the third quarter of 2008. In light of our recent private placements of approximately $13.4 million worth of common stock in September 2007, $13.5 million of our convertible preferred stock in November 2006, and $5.1 million worth of common stock in April 2007, we believe that we shall have the necessary financing to meet our operating and capital requirements, at a minimum, into the second half of 2008.

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

The investment of the remaining $4.5 million second tranche (the “Tranche B Closing”) will be consummated subject to the execution of a definitive strategic agreement between the Parties and certain other conditions set forth in the Investment Agreement. The execution of the definitive strategic agreement and the Tranche B Closing cannot take place until additional shares are authorized at the forthcoming Special Shareholder Meeting anticipated in January 2008. At the Tranche B Closing, WorldWater will issue to EMCORE Series D Redeemable Preferred shares convertible into 11,250,000 shares of Common Stock and Warrants to purchase Redeemable Preferred Shares convertible into 2,812,500 shares of Common Stock.

Full closure of the second tranche cannot take place until new shares are authorized at the forthcoming Special Shareholder Meeting anticipated in January 2008.

Below is a table of the potential issuable shares as of September 30, 2007:

As of September 30, 2007
Number of authorized common shares:	275,000,000
Less common shares outstanding:	186,651,631
Less potential issuable common shares:
Warrants	15,509,449
Debt conversion rights	1,834,272
Stock options	14,855,107
Preferred stock conversion rights	55,842,797
88,041,625
Available common shares to be issued:	306,744

On November 5, 2007, the Company issued a revised Proxy where, among other issues, it will consider and vote upon an amendment to Article 4 of the Company’s Certificate of Incorporation to increase the number of shares of common stock the company is authorized to issue from 275,000,000 to 400,000,000. The Company will also consider and vote upon an amendment to the Company’s 1999 Incentive Stock Option Plan to increase the amount of shares of common stock available for issuance under the Stock Option Plan from a maximum of 25,000,000 shares to a maximum of 50,000,000 shares.

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

There was no grant revenue recognized in the first nine months of 2007. Unsettled political conditions, social unrest, acts of terrorism, force majeure, war or other armed conflict, exploitation or other governmental actions, inflation, exchange controls or currency devaluation may result in increased business risk in these regions.

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

Effective January 1, 2007, the Company adopted Financial Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than fifty percent likely of being realized upon ultimate settlement. The interpretation also provides guidance on derecognition, classification, interest and penalties, and other matters. The adoption did not have an effect on the consolidated financial statements.There continues to be no liability related to unrecognized tax benefits at September 30, 2007, and no affect on the effective rate.

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

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective and ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Act”), are recorded, processed, summarized and reported, within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act are accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Such evaluation did not identify any change in the year ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting; however, one area of material weakness was identified.

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

The Company believes, that because of the limited number of projects completed in the quarter ended September 30, 2007, and the recruitment of its new CFO, Corporate Controller, Project Controller, Assistant Controller, Contract Analyst, and additional Accounts Payable Clerk, the Company’s disclosure controls and procedures are effective. The Company agrees with its independent auditors that its system of internal control and reporting controls should be improved in line with expected continued growth in commercial operations and intends to take the implementation steps to improve its accounting functions. The impact of the above conditions was relevant to the quarter ended September 30, 2007 and did not affect the results of this period or any prior period.

Mitigation Steps Being Implemented By the Company

In March 2007, the Company engaged Microstrategies, Inc. to provide an improved IT, financial reporting, and ERP system to enhance efficiencies and financial and operating controls as it works to implement Sarbanes-Oxley requirements and procedures.  System selection has been completed and the provider has begun the process of procurement and implementation, with an expected commencement date of January 1, 2008. For the remainder of 2007, as the Company continues to rely on QuickBooks. The Company will work in tandem with RSM McGladrey, Inc., the Company’s Sarbanes consultant, to mitigate any control issues that may arise.

There were no changes in our internal controls, or in other factors that could materially affect, or are likely to materially affect, our internal controls over financial reporting in the third quarter 2007.

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

ITEM 1a.           RISK FACTORS

None.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the quarter ended September 30, 2007, the Company issued 16,838,246 shares of common stock at a weighted average price of $0.50  per share.

On September 28, 2007,the Company entered into a Stock and Warrant Purchase Agreement with the Quercus Trust, whereby the Quercus Trust purchased 7.5 million shares of WorldWater’s common stock at a price of $1.782 per share, for total proceeds of $13,365,000. The Agreement also provides for the issuance of warrants to the Quercus Trust for the purchase of 9.0 million additional shares of WorldWater’s common stock at an exercise price of $1.815, subject to certain adjustments. The exercise of common stock warrants cannot take place until additional shares are authorized at the forthcoming Special Shareholder Meeting anticipated in January 2008. Prior to September 28, 2007, the Quercus Trust and its affiliates owned approximately 21.6 million shares of WorldWater common stock, representing approximately 12.2% of the equity ownership in the Company, or 8.2% on a fully diluted basis. With this Agreement, the Quercus Trust and its affiliates own approximately 16.4% of the equity ownership in WorldWater, or 10.6% on a fully diluted basis

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT WORLDWATER’S MARKET RISK

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

WorldWater & Solar Technologies Corp.
(Registrant)

By:	/s/ QUENTIN T. KELLY	Date:	November 14, 2007
Quentin T. Kelly
Chief Executive Office/
Chairman of the Board

By:	/s/ LARRY L. CRAWFORD		November 14, 2007
Larry L. Crawford
Executive Vice President/Chief
Financial Officer