Form 10QSB/A
period 2006-09-30
WORLDWATER & SOLAR TECHNOLOGIES CORP.
filed 2008-03-05
CIK 811271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB/A

Amendment No. 1

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

OR

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                 TO

Commission file number: 000-16936

WORLDWATER & SOLAR TECHNOLOGIES Corp.

(formerly WorldWater & Power Corp.)

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

The total impact of this restatement on the Company’s statement of operations was to increase the net loss applicable to common stockholders for the three months and nine ended September 30, 2006 by approximately $81,000 and $2,267,000 respectively and to decrease the net loss applicable to common stockholders for the three and nine months ended September 30, 2005, both by approximately $3,142,000.

The Company’s Audit Committee has discussed the matters described in this Explanatory Note with the Company’s independent accountants.

WORLDWATER & SOLAR TECHNOLOGIES CORP.

WORLDWATER & SOLAR TECHNOLOGIES CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

	September 30, 2006	December 31, 2005
	(Unaudited)	(RESTATED)
	(RESTATED)	*
Assets

Current Assets:
Cash and cash equivalents	$73,638	$798,649
Restricted cash and cash equivalents	224,420	12,143
Accounts receivable, net of allowance of $69,908 at September 30, 2006, and December 31, 2005, respectively	927,123	354,739
Accounts receivable, related party	24,601	32,426
Inventory	317,648	383,722
Costs and estimated earnings/losses in excess of billings	2,892,494	466,985
Prepaid expenses and deposits	103,850	109,104
Advances to employees	33,626	17,282
Total Current Assets	4,597,400	2,175,050

Equipment and Leasehold Improvements, Net	198,334	50,615

Intangible And Other Assets
Loan origination costs, net	90,750	287,688
Other intangible assets, net	79,667	109,667
Deposit on proposed acquisition	500,000
Other deposits	8,444	41,384
Total Assets	$5,474,595	$2,664,404

Liabilities, Convertible Redeemable Preferred Stock, and Stockholders’ Deficiency

Current Liabilities:
Accounts payable and accrued expenses	$3,398,349	$2,288,607
Long-term debt and notes payable, current portion	487,601	161,387
Customer deposits	51,453	89,719
REC guarantee liability, current portion	54,700	87,220
Billings in excess of costs and estimated earnings/losses	141,349	31,802
Notes payable, related parties	118,471	35,748
Accrued losses on construction in progress	121,457	155,090
Total Current Liabilities	4,373,380	2,849,573

Long-term debt and notes payable	387,675	338,317
REC guarantee liability, net of current portion	315,772	329,351
Total Liabilities	5,076,827	3,517,241

Commitments and contingencies	—	—

Convertible redeemable preferred stock
Series C convertible redeemable preferred stock	750,000	—
Total Convertible Redeemable Preferred Stock	750,000	—

Stockholders’ Deficiency:
Preferred Stock Convertible $.01 par value authorized 10,000,000; issued and outstanding:
Series B 7%- 611,111 shares liquidation preference $550,000 as of September 30, 2006 and December 31, 2005	6,111	6,111
Common Stock, $.001 par value; authorized 275,000,000; 144,933,188 issued and outstanding at September 30, 2006 and 108,786,940 issued and outstanding at December 31, 2005	144,933	108,787
Additional paid-in capital	42,122,904	33,085,734
Deferred compensation	(22,500)	(45,000)
Accumulated deficit	(42,603,680)	(34,008,469)
Total Stockholders’ Deficiency	(352,232)	(852,837)

Total Liabilities, Convertible Redeemable Preferred Stock and Stockholders’ Deficiency	$5,474,595	$2,664,404

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

* Derived from audited financial statements.

WORLDWATER & SOLAR TECHNOLOGIES CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(UNAUDITED)

	Three Months		Nine Months
	9/30/06	9/30/05	9/30/06	9/30/05
	(Restated)	(Restated)	(Restated)	(Restated)
Revenues:
Contract	$6,478,269	$609,791	$10,077,348	$810,497
Grant	53,429	—	197,851	32,900
Total	6,531,698	609,791	10,275,199	843,397

Cost of Revenues:
Contract	5,003,323	828,138	8,233,354	1,223,704
Grant	76,793	—	182,216	—
Total	5,080,116	828,138	8,415,570	1,223,704

Gross Profit (Loss):
Contract	1,474,946	(218,347)	1,843,994	(380,307)
Grant	(23,364)	—	15,635	—
Total	1,451,582	(218,347)	1,859,629	(380,307)

Operating Expenses:
Marketing, general and administrative expenses	1,791,387	1,135,930	5,446,202	3,065,594
Research and development expense	65,979	—	217,260	115,508
Total Expenses	1,857,366	1,135,930	5,663,462	3,181,102
Loss from Operations	(405,784)	(1,354,277)	(3,803,833)	(3,561,409)

Other (Expense) Income
Debt sourcing fees and commissions	1,175	(39,493)	(193,388)	—
Beneficial conversion and Warrant amortization	(81,000)	(2)	(2,690,983)	(2)
Warrant exercise inducement fees	(244,444)	—	(1,588,432)	—
Interest expense, net	(138,403)	(278,409)	(414,383)	(845,694)
Other (Expense) Income, Net	(1,003)	5,983	95,808	7,640
Total Other (Expense) Income, Net	(463,675)	(311,921)	(4,791,378)	(838,056)
Net Loss	$(869,459)	$(1,666,198)	$(8,595,211)	$(4,399,465)

Basic and diluted net loss per share	$(0.01)	$(0.02)	$(0.07)	$(0.05)

Weighted Average Common Shares Outstanding used in Per Share Calculation	141,276,871	100,201,163	131,268,322	89,003,758

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

WORLDWATER & SOLAR TECHNOLOGIES CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(UNAUDITED-RESTATED)

	2006	2005
	(Restated)	(Restated)
Cash Flows from Operating Activities:
Net loss	$(8,595,211)	$(4,399,465)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of warrants as inducement for warrant exercise	1,216,189	99,722
Beneficial Conversion and Warrant amortization	2,690,983	2
Beneficial conversion feature of convertible notes	—	—
Stock based employee compensation cost	852,672	—
Amortization of interest expense	175,750	508,569
Amortization of intangibles and loan origination costs	226,938	75,690
Issuance of stock for service	289,170	60,300
Issuance of options and warrants for services	118,137
Amortization of deferred compensation	22,500	22,500
Issuance of stock in lieu of interest	59,840	367,319
Depreciation and amortization	20,493	24,501

Changes in assets and liabilities:
Accounts receivable	(572,384)	949,942
Accounts receivable -related parties	7,825	(15,031)
Inventory	66,074	(18,049)
Costs and estimated earnings/losses in excess of billings	(2,425,509)	(133,379)
Prepaid expenses and deposits	38,194	32,804
Advances to employees	(16,344)	—

Accounts payable and other accrued expenses	1,109,742	(69,628)
Accrued losses on construction in progress	(33,633)	—
Billings in excess of costs and estimated earnings/losses	109,547	—
Renewable energy credits guarantee liability	(46,099)	35,959
Customer deposits	(38,266)	44,413
Net Cash (Used in) Operating Activities	(4,723,292)	(2,413,831)

Cash Flows from Investing Activities:
Purchase of equipment and leasehold improvements	(168,212)	(11,703)
Deposit on proposed acquisition	(500,000)	—
Net Cash Used in Investing Activities	(668,212)	(11,703)

Cash Flows from Financing Activities:
Proceeds from issuance of debt, and notes payable with detachable warrants	632,007	3,780,000
Proceeds from exercise of warrants and stock options	3,525,114	1,309,455
Proceeds from issuance of redeemable convertible preferred stock	750,000	—
Proceeds from issuance of common stock	—	1,222,222
Increase in Restricted Cash and Restricted Cash Equivalents	(212,277)	(1,149,411)
Increase in Loan Origination costs	—	(418,832)
Payments on long-term debt	(28,251)	(853,370)
Net Cash Provided by Financing Activities	4,666,593	3,890,064

Net Increase (Decrease) in cash and cash equivalents	(725,011)	1,464,530

Cash and cash equivalents, Beginning of Period	798,649	38,852

Cash and cash equivalents, End of Period	$73,638	$1,503,382

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

WORLDWATER & SOLAR TECHNOLOGIES CORP.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

(UNAUDITED-RESTATED)

					Additional	Additional
					Paid-In	Paid-In
	Preferred Stock		Common Stock		Capital	Capital	Deferred	Accumulated
	Shares	Par Value	Shares	Par Value	(Preferred)	(Common)	Compensation	Deficit	Total

Balance, (Restated) December 31, 2005	611,111	$6,111	108,786,940	$108,787	$537,331	$32,548,403	$(45,000)	$(34,008,469)	$(852,837))

Conversion of convertible notes	—	—	17,055,557	17,056	—	2,995,444	—	—	3,012,500

Issuance of common stock:
For services and to induce exercise of warrants	—	—	1,872,422	1,872	—	286,537	—	—	289,170
Exercise of warrants	—	—	16,620,276	16,620	—	3,404,684	—	—	3,421,304
Exercise of options	—	—	416,561	417	—	104,154	—	—	104,571
In lieu of payment of interest	—	—	181,432	181	—	59,659	—	—	59,840

Warrants granted to induce exercise of warrants	—	—	—	—	—	1,216,189	—	—	1,216,189

Warrants granted for services	—	—	—	—	—	70,000	—	—	70,000

Share-based employee compensation cost	—	—	—	—	—	852,672	22,500	—	875,172

Share-based non-employee compenstation cost	—	—	—	—	—	47,831	—	—	47,831

Net loss	—	—	—	—	—	—	—	(8,595,211)	(8,595,211)
						—
Balance, September 30, 2006	611,111	$6,111	144,933,188	$144,933	$537,331	$41,585,573	$(22,500)	$(42,603,680)	$(352,232)

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WORLDWATER & SOLAR TECHNOLOGIES CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note (1)   Restatement of Financial Statements due to Review of a Convertible Debt Instrument

As indicated in the Company’s December 31, 2006 Form 10-KSB/A, the Company had re-evaluated its accounting for its July 2005 convertible debentures.

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

The total impact of this restatement on the Company’s statement of operations for the three and nine months ended September 30, 2006 was an increase to the net loss applicable to common stockholders by approximately $81,000 and $2,691,000 respectively.

The total impact of this restatement on the Company’s statement of operations for the three and nine months ended September 30, 2005 was an decrease to the net loss applicable to common stockholders by approximately $3,142,000.

A summary of all adjustments included in this Quarterly Report on Form 10-Q/A is detailed below (in thousands)

The following table reflects the impact of the restatement on the net loss for the quarters and nine months ended September 30, 2006 and September 30, 2005 (in thousands):

	Quarter Ending	Nine Months Ending	Quarter Ending	Nine Months Ending
	September 30, 2006	September 30, 2006	September 30, 2005	September 30, 2005
Increase/(Decrease) to Net Loss
Beneficial conversion and Warrant amortization	$(81)	$(2,691)	$3,073	$3,073
Interest expense, net	—	424	69	69
Total increase/(decrease) to net income	$(81)	$(2,267)	$3,142	$3,142

The effects of our restatement on previously reported consolidated financial statements as of September 30, 2006 and September 30, 2005 and for the quarters ended September 30, 2006 and September 30, 2005 are summarized as follows.

The following table reflects the impact of the restatement on the Consolidated Balance Sheets (in thousands):

	September 30, 2006	September 30, 2006
	(as previously	(restated)
	reported)
Selected Balance Sheet Data:
Long-term debt and notes payable, current portion	$947	$488
Current liabilities	4,833	4,373
Long-term debt and notes payable	689	388
Total liabilities	5,838	5,077
Additional paid-in capital	42,931	42,123
Accumulated deficit	(44,173)	(42,604)
Total stockholders’ deficiency	(1,114)	(352)

The following table reflects the impact of the restatement on the Consolidated Statements of Operations for the quarters ended September 30, 2006 and 2005 (in thousands, except per share data):

	Quarter Ending
	September 30, 2006	September 30, 2006	September 30, 2005	September 30, 2005
	(as previously	(restated)	(as previously	(restated)
	reported)		reported)
Selected Statement of Operations Data:
Beneficial conversion and Warrant amortization	$—	$(81)	$—	$—
Warrant exercise inducement fees	(244)	(244)	(3,073)	—
Interest expense, net	(138)	(278)	(347)	(278)
Total Other (Expense) Income, Net	(383)	(464)	(3,454)	(312)
Net Loss	(788)	(869)	(4,808)	(1,666)
Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.05)	$(0.02)

The following table reflects the impact of the restatement on the Consolidated Statements of Operations for the nine months ended September 30, 2006 and 2005 (in thousands, except per share data):

	Nine Months Ending
	September 30, 2006	September 30, 2006	September 30, 2005	September 30, 2005
	(as previously	(restated)	(as previously	(restated)
	reported)		reported)
Selected Statement of Operations Data:
Beneficial conversion and Warrant amortization	$—	$(2,691)	$—	$—
Warrant exercise inducement fees	(1,588)	(1,588)	(3,073)	—
Interest expense, net	(838)	(414)	(915)	(846)
Total Other (Expense) Income, Net	(2,524)	(4,791)	(3,980)	(838)
Net Loss	(6,328)	(8,595)	(7,541)	(4,399)
Basic and diluted net loss per share	$(0.05)	$(0.07)	$(0.08)	$(0.05)

The following table reflects the impact of the restatement on the Consolidated Statements of Cash Flows (in thousands, except per share data):

	Nine Months Ending
	September 30, 2006	September 30, 2006	September 30, 2005	September 30, 2005
	(as previously	(restated)	(as previously	(restated)
	reported)		reported)
Selected Statement of Cash Flows Data:
Net Loss	(6,328)	(8,595)	(7,541)	(4,399)
Beneficial conversion and Warrant amortization	—	2,691	—	—
Beneficial conversion feature on convertible notes	—	—	3,073	—
Amortization of interest expense	600	176	577	509

The following table reflects the impact of the restatement on the Consolidated Statements of Stockholders’ Deficiency (in thousands, except per share data):

	Nine Months Ending	Nine Months Ending	Balance	Balance
	September 30, 2006	September 30, 2006	December 31, 2005	December 31, 2005
	(as previously	(restated)	(as previously	(restated)
	reported)		reported)
Selected Statement of Stockholders’ Deficiency Data:
Additional Paid-In Captial (Common)	42,393	41,589	33,356	32,548
Net loss	(6,328)	(8,595)	7,541	4,399
Accumulated Deficit	(44,173)	(42,604)	(37,845)	(34,008)
Total Stockholders’ Deficiency	(1,114)	(352)	(3,882)	(853)

Note (2)   Liquidity

At September 30, 2006, WorldWater & Solar Technologies Corp. (formerly WorldWater & Power Corp.), (“WorldWater/Company”) had working capital of $224,020, a stockholders’ deficiency of $352,232, and a net loss of $8,595,211 for the nine months ended September 30, 2006.

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

As of September 30, 2006 the Company has made payments on this guarantee in the amount of $46,100.

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

	Three Months Ended September 30, 2005	Nine months ended September 30, 2005
Net loss, as reported	$(1,666,198)	$(4,399,465)
Add: Stock based employee compensation expense included in reported net loss, net of related tax effects	7,500	22,500
Deduct: Stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	0	(294,511)
Pro forma net loss	(1,658,698)	(4,671,220)
Loss per share:
Basic and Diluted—as reported	$(0.02)	$(0.05)
Basic and Diluted—pro forma	$(0.02)	$(0.05)

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

	As of September 30, 2006	As of September 30, 2005
Warrants	21,555,704	36,789,366
Debt conversion rights	7,277,026	28,060,359
Stock options	13,339,331	10,246,195
Preferred stock conversion rights	4,558,478	611,111
Total	46,730,539	75,707,031

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

In June 2006, FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”—an interpretation of FASB Statement No. 109. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Company does not expect this adoption of this interpretation to have a material impact on the company’s consolidated financial statements. This interpretation is effective for fiscal years beginning after December 15, 2006.

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

Note (5) Contracts in Progress

	September 30, 2006	December 31, 2005
Costs incurred to date on contracts	$8,310,147	$2,442,477
Estimated earnings, less foreseeable losses	1,767,201	(527,021)
	10,077,348	1,915,456
Billings to date	(7,326,203)	(1,480,273)
Net costs and estimate earnings/losses in excess of billings	$2,751,145	$435,183
These amounts are included in the accompanying condensed consolidated balance sheets under the following captions:
Costs and estimated earnings/losses in excess of billings	$2,892,494	$466,985
Billings in excess of costs and estimated earnings/losses	(141,349)	(31,802)
	$2,751,145	$435,183

Note (6) Equipment and Leasehold Improvements

Equipment and leasehold improvements consist of the following at September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005
Office furniture and equipment	$108,300	$122,205
Vehicles	78,143	79,634
Computers	16,568	64,719
Test equipment and assembly fixtures	14,999	34,903
Leasehold improvements	5,453	7,171
	223,463	308,632
Less accumulated depreciation and amortization	(25,129)	(258,017)
Equipment and leasehold improvements, net	$198,334	$50,615

Note (7) Intangible Assets

Intangible assets are listed below and associated accumulated amortization as of September 30, 2006 and December 31, 2005.

	September 30, 2006	December 31, 2005
Loan origination costs	$661,634	$661,634
Accumulated amortization	(570,884)	(373,946)
Loan origination costs, net	$90,750	$287,688

Non-compete agreement, customer list and trade name	$123,000	$123,000
Accumulated amortization	(43,333)	(13,333)
Non-compete agreement, net	$79,667	$109,667

Purchased customer contracts	$98,500	$98,500
Accumulated amortization	(98,500)	(98,500)
Purchased customer contracts, net	$—	$—

Note (8) Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005
Accounts payable	$2,548,812	$1,616,206
Accrued salaries	162,166	250,085
Accrued interest	255,961	226,446
Accrued warranty reserve	265,791	109,387
Accrued sales commission	60,122	56,991
Accrued payroll taxes and withholdings	13,127	13,127
Other accrued expenses	92,370	16,365
Total	$3,398,349	$2,288,607

Note (9) Long-Term Debt and Notes Payable

Long-term debt (including convertible debt) and notes payable, excluding related party transactions (see Related Party Transaction note below), consist of the following uncollateralized loans outstanding at September 30, 2006 and December 31, 2005:

					Option to Pay
					Interest in		Potential
					either	Conversion	Number of	September 30, 2006			December 31, 2005
Maturity Date	Holders of Loans	Stated Interest Rate	Effective Interest Rate	Interest Period	Common Stock or Cash	Price of Common Stock	Shares Upon Conversion	Face Amount		Net Amount Outstanding		Face Amount	Net Amount Outstanding

2006	Funds & Qualified Individual Investors	10%	19-30%	Semi- Annual	Yes	$0.150	200,000	30,000	A	28,937	(a)	235,000	12,887

2007	Funds & Qualified Individual Investors	10%	19-30%	Semi- Annual	Yes	$0.15	1,233,667	185,050	B	183,724	(b)	267,550	230,842

2008	Funds & Qualified Individual Investors	10%	625%	Majority Monthly	Yes	$0.18	1,111,111	950,000	C	15,000	(c)	3,675,000	—

On Demand	Qualified Individuals	0% to 10%	0% to 15%	Majority Monthy & Semi- Annua	l	No	N/A	518,600	D	391,368	(d)	3,000	3,000

On Demand	Qualified Individual Investors	10%	10%	Maturity	No	$0.400	132,500	53,000	E	53,000	(e)	53,000	53,000

Stated Maturity Date 1997	Qualified Individual Investor	8%	8%	Maturity	No	$0.400	125,000	50,000	F	50,000	(f)	50,000	50,000

Not Stated	Qualified Individual Investors	Not stated— imputed at 4.5%	4.50%	Not stated	N/A	$0.495	85,859	42,500	G	42,500	(g)	42,500	42,500

2010	Financial Institutions	8%		Monthly principal & interet payments	No	N/A	N/A	110,747	H	110,747		107,475	107,475
						Total	2,888,137	$1,939,897		875,276		$4,433,525	499,704

							Less current portion			487,601			161,387
							Long-term portion			$387,675			$338,317

(a)           In 2004, the Company entered into loan agreements with individual investors totaling $30,000. These loan agreements bear 10% interest and remained outstanding as of Septebmer 30, 2006.

(b)           In 2004, the company entered into loan agreements with individual investors totaling $912,550. These loan agreements bear a stated interest rate of 10%, an effective interest rate of between 19-30%, with a conversion price of $0.15.  The loan agreements have a maturity date of 2007. As of September 30, 2006, a face amount of $185,000 remained outstanding.

(c)           In July 2005, the Company entered into a $3,250,000 10% convertible note due July 21, 2008, for total proceeds of $3,000,000, which was convertible into 18,055,556 shares of the Company's common stock. The note was convertible into the Company’s common stock at a price equal to the lesser of $0.18 or the average of the preceding 10 trading days prior to closing of the transaction.  The preceding 10-day average was $0.28, therefore the $0.18 price was used.  The shares were fixed and determinable as of the date of the closing of the loan.  In addition, the company also issued 9,611,112 of detachable warrants in connection with the aforementioned convertible debt.  The warrants are exercisable immediately to shares of the company’s common stock.  The value of the stock purchase warrants (“warrants”) were determined by using the Black-Scholes Method.  The assumptions used were the following:  Stock price: $0.28, Exercise Price: $0.18, Term: 4 years, Volatility: 41%, Dividend Rate:  0.0% and Risk Free Interest Rate:  3.99%.  The result was a fair value of approximately $0.1486 for each of the warrants issued.  The number of warrants issued was 9,611,112, resulting in a total value of $1,428,641.

The warrants issued are not treated as a derivative in accordance with FAS 133, as they do not meet all the criteria in paragraph 6.  As a result, in accordance with EITF 00-19, as the warrants do not require a cash settlement or company repurchase option, the warrants are classified as permanent equity in accordance with consensus reached in paragraph 9 of EITF 00-19.

The warrants were accounted for as equity and the allocation of the proceeds were based upon the relative fair values of the debt and warrants in accordance with paragraph 15 of APB 14.

As of September 30, 2006 there was $3,599,998 of the July 2005 convertible note outstanding.

Additionally July 2005, the Company entered into two convertible notes totaling $350,000: $250,000 with an investment fund and $100,000 with a private investor. The notes bear 10% interest which at the option of the Company can be paid in cash or in shares of the common stock of the Company, or a combination of both. The note holders have the option to convert all or any part of the outstanding principal into common stock of the Company at a conversion price of $0.18 per share. Through the third quarter of 2006, the investment fund holder converted $125,000, respectively, of their outstanding principal into 694,444 common shares of the Company.

The Company determined that the fair market value of the stock on the date of issuance was lower than the conversion price of $0.18 (effective conversion price of $0.13). The Company noted a debt discount attributable to the fair value of the warrants and the Beneficial Conversion Feature (“BCF”) in the amount of $1,428,547 and $2,171,452, respectively.  The Company determined that the total debt discount attributable to the debt would have exceeded the cash proceeds allocated to the debt, however EITF 98-5, paragraph 6 indicates that the amount of the discount assigned to the discount is limited to the amount of the proceeds allocated to the convertible instrument, therefore the amounts attributed to the BCF is limited to $2,171,452. As a result, the face value of the debt upon issuance is essentially $1.

The Company will be amortizing the debt discount over the term of the debt using the effective interest method (EITF 00-27, Issue #6). If and when a conversion (or partial conversion) occur, any unamortized debt discount will be accelerated (proportionately) and recognized in the that periods statement of operations.

The aggregate fair value of the common stock that the holder received (assuming all $3,600,000 of debt was converted to 20,000,000 shares of common stock) was $5,600,000.  This amount exceeded the proceeds of $3,600,000 by $2,000,000.

For the quarter and year ended September 30, 2006, the Company recognized interest expense related to the July 2005 convertible notes in the amounts of $81,000 and $2,690,983, respectively.

(d)           Loans payable to individual investors totaling $518,600. These loans were entered into in 1997. The notes bear 10% interest and are payable on demand.  The loan balance as of September 30, 2006 was $518,600.

(e)           Loans payable to individual investors totaling $53,000. These loans were entered into in 2000. The notes bear 10% interest and are payable on demand.

(f)            Loans payable to individual investors totaling $50,000. These loans were entered into in 1992. The notes bear 8% interest and had an original maturity date of October 14, 1997.

(g)           Loans payable to individual investors totaling $110,747. These loans were entered into in 2005. The notes bear 8% interest and had an original maturity date in 2010.  The loan balance as of September 30, 2006 was $42,500.

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

Series C Redeemable Convertible Preferred Stock

                On June 30, 2006 the Company issued 750,000 shares of Series C 6% Convertible Preferred Stock at $1.00 per share. The Series C Convertible Preferred Stock proceeds were used to fund: (i) a $500,000 payment made to the ENTECH, Inc. (“ENTECH”) to secure a binding letter of intent allowing the Company the opportunity to conduct due diligence for the proposed acquisition of all of the common shares of ENTECH by the Company or an affiliate; and (ii) due diligence expenses directly incurred in connection with the proposed acquisition transaction.

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

Series C Preferred Stock Classification

The Series C Preferred Stock was classified out of permanent equity since it fit certain criteria in paragraph#2 of EITF Topic D-98), however it was not classified as a liability since it did not meet the definition of a liability.

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

The common stock issued in connection with the goods and services in Note 12 of the Company’s Form 10-Q/A were issued for past services. The Company and the service provider agreed on a number of shares to be issued based on the fair value of the stock in relation to the value of the services rendered. The Company expensed the fair value of the stock multiplied by the number of shares issued in accordance with FAS 123R, paragraph 7. The Company notes that the amount expensed in the Company’s Statement of Operations approximates the fair value of the services rendered had the Company paid cash for the services.

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

Warrant transactions consisted of the following through the year ended September 30, 2006:

	Exercisable
	Warrants	Stock Price
Warrants Outstanding As of December 31, 2005	36,789,366	$0.15 to $0.50

a) Warrants granted to induce exercise of existing warrants	1,588,432	$0.37
b) Warrants granted for services	245,182	0.41
Exercise of Warrants	(16,620,276)	0.19
Expired Warrants	(447,000)	0.28

Warrants Outstanding As of September 30, 2006	21,555,704	$0.15 to $0.50

Terms and conditions of the above warrant transactions are listed below:

a) Detachable warrants issued in the second quarter to various non-employees with a term ranging from 3-5 years

b) Warrants issued in the first quarter for outside services from non-employees with a term of 3 years

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

OVERVIEW

WorldWater & Solar Technolgies Corp. (formerly WorldWater &Power, Corp.) is a solar engineering and project management company with unique, high-powered solar electric technology and expertise, providing alternative energy solutions to a wide variety of customers, primarily in domestic markets. Until 2002, WorldWater’s business was focused exclusively on providing developing countries with water and power solutions. Since then, the Company has placed increasing emphasis on domestic markets, principally in California, New Jersey, and surrounding states, and is addressing the needs of residential, commercial and industrial customers, in both the public and private sectors. The Company will continue to selectively submit proposals to various foreign governments in need of solving critical water supply and energy problems using the Company’s proprietary solar technology.

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

Two commercial projects account for $6,053,000 or 93% of domestic contract revenue in quarter ended September 30, 2006, and include the following projects:

CAPACITY (kW)	PROJECT	CUSTOMER	LOCATION	AMOUNT
894.0	Net Metering /Water Pumping	Agriculture	CA	$5,872,000
48.1	Net Metering	School	NJ	181,000
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

Beneficial Conversion and Warrant amortization.  This expense is a non-cash charge incurred as a result of the market price of the Company’s common stock on the date of issuance of convertible notes being higher than the conversion price of the convertible notes being issued.  In the quarter ended September 30, 2006 the Company recorded a beneficial conversion and warrant amortization of $81,000 compared to $0 in the same period in 2006.  The increase is attributable to the amortization of the July 2005 convertible notes, using the effective interest method.

Interest Expense. Interest expense was $138,403 for the quarter ended September 30, 2006, a decrease of $140,006 or 50% for the same period in 2005. This reflects a decrease in the average outstanding during 2006 compared to 2005 combined with an increase in the average interest rate on borrowed funds.

Net Loss. In the quarter ended September 30, 2006, the Company incurred a net loss of $869,459, a decrease of $796,739 over the $1,666,198 loss for the comparable quarter in 2005. The decreased loss is primarily due to the decreased loss from operations of $405,784 and decreases in Warrant Exercise Inducement Fees of $244,444.

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

Beneficial Conversion and Warrant amortization.  This expense is a non-cash charge incurred as a result of the market price of the Company’s common stock on the date of issuance of convertible notes being higher than the conversion price of the convertible notes being issued.  In the nine months ended September 30, 2006 the Company recorded a beneficial conversion and warrant amortization of $2,691,000 compared to $0 in the same period in 2006.  The increase is attributable to the amortization of the July 2005 convertible notes, using the effective interest method.

Interest Expense. Interest expense was $414,383 for the nine months ended September 30, 2006, a decrease of $431,311 or 51% from the same period in 2005. This reflects the decrease in the average convertible debt outstanding and by an increase in the average interest rate on borrowed funds.

Net Loss. For the nine month period ended September 30, 2006, the Company incurred a net loss of $8,595,211, a decrease of $4,195,746 from the $4,399,465 loss for the comparable period in 2005. The $8,595,211 loss is due to the loss from operations of $3,803,833 plus Warrant Exercise Inducement Fees of approximately $1,588,432 and Interest Expense of $414,383.

HISTORICAL CASH FLOW ANALYSIS

The “Historical Cash Flows Analysis” section discusses consolidated cash flow from operations, investing activities and financing activities.

Cash Flows from Operating Activities

	Nine months ended September 30,
	2006	2005
Net Cash Used in Operating Activities	$(4,723,292)	$(2,413,831)

In the nine months ending September 30, 2006, the Company had increase in net cash used in operating activities of $2,309,461 in a period when the Company had an increase in net loss of $4,195,746. An analysis of the increased loss is above in the RESULTS OF OPERATIONS discussion. An increase in non-cash charges in 2006 offset the increased net loss and increases in the Company’s working capital during the first nine months of 2006. Below is a reconciliation of the increase in net cash used in operating activities.

Increases (decreases) in non-cash charges:
Issuance of warrants as inducement for warrant exercise	$1,116,467
Stock based employee compensation cost	852,672
Amortization of interest expense	(332,819)
Amortization of loan origination costs	151,248
Issuance of stock for services	228,870
Issuance of options and warrants for services	118,137
Beneficial conversion feature of convertible notes	2,690,981
Issuance of stock in lieu of interest	(307,479)
Depreciation and amortization	(4,008)
4,514,069

Changes in timing of cash receipts and disbursements related to working capital items	(2,627,784)

Change in net loss-2006 compared to 2005	(4,195,746)
Increase in net cash used in operating activities	$(2,309,461)

Cash Flows Used in Investing Activities

	Nine months ended September 30,
	2006	2005
Net Cash Used in Investing Activities	$(668,212)	$(11,703)

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

Cash Flows from Financing Activities

	Nine months ended September 30,
	2006	2005
Net Cash Provided By Financing Activities	$4,666,593	$3,890,064

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2006, WORLDWATER & SOLAR TECHNOLOGIES Corp. (“WorldWater/Company”) had working capital of $224,020, a stockholders’ deficiency of $352,232, and a net loss of $8,595,211 for the nine months ended September 30, 2006.

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

Below is a table showing the potential issuable shares and available authorized common to be issued as of September 30, 2006 and December 31, 2005.

	As of September 30, 2006	As of December 31, 2005
Number of authorized common shares:	275,000,000	200,000,000

Shares Outstanding	144,933,188	108,787,000

Potential shares
Warrants	21,555,704	36,789,000
Debt conversion rights	7,277,026	24,333,000
Stock options	13,339,331	11,810,000
Preferred stock conversion rights	4,568,478	611,000
Total	46,740,539	73,543,000

Available common shares to be issued	83,326,273	17,670,000

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”—an interpretation of FASB Statement No. 109. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Company does not expect this adoption of this interpretation to have a material impact on the company’s consolidated financial statements. This interpretation is effective for fiscal years beginning after December 15, 2006.

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

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2005. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level for gathering, analyzing and disclosing the information that the Company is required to disclose in the reports filed under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Such evaluation did not identify any change in the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting; however, there are two areas of material weakness of concern.

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

The Company believes, as stated above the Company’s disclosure controls and procedures are effective at the reasonable assurance level for gathering, analyzing and disclosing the information the Company is required to disclose in the reports filed under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. The Company agrees with its independent auditors that its system of internal control and reporting controls should be improved in line with expected continued growth in commercial operations and intends to take the following implementation steps to improve its accounting functions. The impact of the above conditions were relevant to the fiscal year ended December 31, 2005 and did not affect the results of this period or any prior period.

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

WorldWater & Solar Technologies Corp (formerly WorldWater & Power Corp.)
(Registrant)

By:	/s/ QUENTIN T. KELLY	Date:	March 5, 2008
Quentin T. Kelly
Chief Executive Officer/Chairman of the Board

By:	/s/ LARRY L. CRAWFORD		March 5, 2008
Larry L. Crawford
Vice President/Chief Financial Officer