Form 10KSB/A
period 2006-12-31
WORLDWATER & SOLAR TECHNOLOGIES CORP.
filed 2008-03-05
CIK 811271

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A

Amendment No. 3
ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission file number: 000-16936

WorldWater & Solar Technologies Corp.
(formerly World Water & Power Corp.)
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

        As of March 30, 2007 the Registrant had outstanding 151,395,297 shares of Common Stock and 51,462,759 shares of Preferred Stock.

DOCUMENTS INCORPORATED BY REFERENCE

        None.

        Transitional Small Business Disclosure Format (check one) Yes ☐ No ☒

TABLE OF CONTENTS

PART I	3
ITEM 1. DESCRIPTION OF BUSINESS	3
a) Overview	3
b) Major Customers By Geographic Location	4
c) Implementation Strategy	6
d) Products and Services	7
e) Marketing	8
f) Research and Development	8
g) Intellectual Property	9
h) Source And Availability of Components	9
i) Competitive Conditions Affecting the Company	10
j) Subsidiaries	10
k) Government Regulations	10
l) Employees	10
m) Risks and Uncertainties	10
ITEM 2. DESCRIPTION OF PROPERTIES	16
ITEM 3. LEGAL PROCEEDINGS	16
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	16
PART II	17
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	17
a) Price Range of Common Stock	17
b) Holders of Common Stock	17
c) Dividends	17
d) Preferred Stock	17
ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATION	21
OVERVIEW	21
CRITICAL ACCOUNTING POLICIES AND ESTIMATES	22
REVENUE RECOGNITION	22
ALLOWANCE FOR DOUBTFUL ACCOUNTS	22
ACCOUNTING FOR INCOME TAXES	23
SELECTED FINANCIAL DATA	23
RESULTS OF OPERATIONS	24
COMPARISON OF YEARS ENDED DECEMBER 31, 2006 AND 2005	25
HISTORICAL CASH FLOW ANALYSIS	27
LIQUIDITY AND CAPITAL RESOURCES	29
COMMITMENTS AND GUARANTEES	29
INCOME TAXES	30
PROPOSED ACQUISITION	30
RECENT ACCOUNTING PRONOUNCEMENTS	31
ITEM 7. FINANCIAL STATEMENTS	32
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	71
ITEM 8A. CONTROLS AND PROCEDURES	71
PART III	73
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT	73
ITEM 10. EXECUTIVE COMPENSATION	76
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	79
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	80
ITEM 13. EXHIBITS	82
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES	84

EXPLANATORY NOTE

Restatement of Financial Statements due to Review of Equity Instruments

December 31, 2005 and 2006

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

December 31, 2006

        The Company noted an error in its calculation of its "Preferred Stock Dividends attributable to Beneficial Conversion and warrant amortization" in its December 31, 2006 financial statements, which was a result of the issuance of its November 2006 Series D Preferred Stock and Warrants. The Company failed to properly account for the preferred stock discount attributable to the warrants as outlined in EITF 00-27, Part II Issue I. As a result, the Company increased its "Preferred Stock Dividends attributable to Beneficial Conversion and warrant amortization" from $3,184,642 to $4,066,796. The Company recorded the value of the warrants and preferred stock, net of issuance costs, as mezzanine in the December 31, 2006 balance sheet. The Company reclassified the relative fair value assigned to the warrants separately from the preferred stock in the accompanying financial statements.

        The Company also reclassified $1,588,000 from Beneficial Conversion and Warrant Amortization Expense to Warrant Exercise Inducement Expenses for the year ended December 31, 2006. The Warrant Exercise Inducement Expense was mislabeled in the original filing.

        Additionally, the Company will restate the interim financial statements for the quarterly and year-to-date periods ended March 31, 2006, June 30, 2006 and September 30, 2006 that will be included in its quarterly reports on Form 10Q for the comparable quarters and year-to-date in our current fiscal year.

        The Company will also restate the interim financial statements for the quarterly and year-to-date periods ended September 30, 2005, which will be included in the amended September 30, 2006 Form 10QSB/A.

        The Company's Audit Committee has discussed the matters described in this Explanatory Note with the Company's independent accountants.

PART I.

ITEM 1.    DESCRIPTION OF BUSINESS

a)    OVERVIEW

        WorldWater & Solar Technologies Corp. ("WorldWater/Company") is an international solar engineering and project management company with unique, high-powered solar electric technology and expertise, providing alternative energy solutions to a wide variety of customers in both domestic and international markets. Until 2002, WorldWater's business was focused exclusively on providing developing countries with water and power solutions. Since then, following power advances in its technology, the Company has placed increasing emphasis on domestic markets, principally in California, New Jersey, and their surrounding states, and is addressing the needs of residential, commercial and industrial customers, in both the public and private sectors. The Company will continue to selectively submit proposals to various foreign governments in need of solving critical water supply and energy problems using the Company's proprietary solar technology.

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

  PROPOSED ACQUISITION

        In June, 2006, the Company announced that it has entered into a Letter of Intent (LOI) with ENTECH, Inc. of Keller, TX ("ENTECH'), to acquire all the outstanding stock of ENTECH upon completion of the necessary due diligence and after obtaining appropriate financing. ENTECH, a private company formed in 1983, is a developer and manufacturer of advanced concentrating solar photovoltaic and thermal technologies for terrestrial and space power applications. ENTECH has developed concentrator solar power systems, supplied solar power for space missions for NASA, and installed ground-based concentrating solar systems in North America.

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

        Since 1997, we have lost money. In the fiscal year ended December 31, 2006, we sustained losses from operating activities of $5,257,298; the accumulated deficit as of December 31, 2006 was $49,147,157. Future losses are likely to occur. Accordingly, we may experience significant liquidity and cash flow problems and additional operating losses if we are not able to raise additional capital as needed and on acceptable terms and, in such events, our operations may be reduced or curtailed.

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

        The investment of the remaining $4.5 million second tranche (the "Tranche B Closing") will be consummated subject to the execution of a definitive strategic agreement between the Parties and certain other conditions set forth in the Investment Agreement. The Parties currently expect the execution of the definitive strategic agreement and the Tranche B Closing to occur before the end of the year. At the Tranche B Closing, WorldWater will issue to EMCORE (i) an additional one million, six hundred and thirty thousand, nine hundred and fifty-three (1,630,953) shares of Series D Convertible Preferred Stock and (ii) one hundred and sixty-three thousand and ninety-five (163,095) warrants to purchase one hundred and sixty-three thousand and ninety-five (163,095) shares of Series D Stock. In the Investment Agreement, the Company and EMCORE made customary representations, warranties and covenants. The Company agreed to indemnify EMCORE and its affiliates, successors and assigns from any and all costs and expenses actually incurred by them resulting from the breach of any representation or warranty made by the Company in connection with EMCORE's investment; the breach of or failure to perform any covenant or agreement by the Company contained in the investment documents; or any action instituted against EMCORE or any of its affiliates, by any shareholder of the Company who is not an affiliate of EMCORE, with respect to any of the transactions contemplated by the investment documents. Pursuant to the terms of the Investment Agreement, EMCORE has been granted the following rights, among others: (i) the right to participate pro-rata in future financings and equity issuances by the Company; (ii) certain rights to obtain information regarding the financial results, financial performance, business and operations of WorldWater; and (iii) the right to nominate and appoint two individuals to WorldWater's Board of Directors.

        The Series D Stock has the designations, preferences and rights set forth in the certificate of designation filed with the Secretary of State for the State of Delaware on November 29, 2006 (the "Certificate of Designation"). Pursuant to the Certificate of Designation, holders of Series D Stock have the following rights, among others: (i) the sole right and discretion to convert their shares of Series D Stock at any time and from time to time into such number of fully paid and non-assessable shares of common stock, par value $0.001, of WorldWater (the "Common Stock") initially equal to such number of shares of Series D Stock multiplied by ten, subject to certain adjustments as more fully set forth in the Certificate of Designation including weighted average anti-dilution rights, (ii) the right to vote together with the holders of Common Stock as a single class on all matters submitted for a vote of holders of Common Stock, (iii) for so long as the beneficial ownership by the holders of Series D Stock (on a fully-diluted basis) does not fall below ten percent (10%) of the then outstanding shares of Common Stock, the exclusive right to elect two members of the Board of Directors of WorldWater, (iv) for so long as the beneficial ownership by the holders of Series D Stock (on a fully-diluted basis) is between five percent (5%) and ten percent (10%) of the then outstanding shares of Common Stock, the exclusive right to elect one member of the Board of Directors of WorldWater, (v) certain liquidation preferences as detailed in the Certificate of Designation and (vi) the right to receive dividends in an amount equal to the amount of dividends that such holder would have received had the holder converted its shares of Series D Stock into shares of Common Stock as of the date immediately prior to the record date for such dividend. The liquidity event is any change in control whereby the new person or entity has 50% or more beneficial ownership in the existing company. Since the potential change in ownership is outside the control of the company, the existing preferred shareholders would have the right to demand cash payment equal to the liquidation value of the preferred stock plus accrued dividends.

Series C and D Preferred Stock Classification

        The Series C and D Preferred Stock were classified out of permanent equity since it fit certain criteria in paragraph#2 of EITF Topic D-98), however it was not classified as a liability since it did not meet the definition of a liability.

        On November 29, 2006, the Company recorded a beneficial conversion on preferred stock dividends related to Series D Preferred Stock and Series D Preferred Stock Warrants, which needed to be recognized on the preferred shares of 4,892,857 and Preferred D warrants of 505,044. After calculating the intrinsic value, based on the relative fair values of the warrants and preferred stock, an adjustment of $4,066,796 was recorded as a preferred stock dividend. EITF 98-5 paragraph 8, indicates the following "For convertible preferred securities, any recorded discount resulting from allocation of proceeds to the beneficial conversion feature is analogous to a dividend and should be recognized as a return to the preferred shareholders over the minimum period from the date of issuance to the date at which the preferred shareholders can realize that return (that is, through the date of earliest conversion) using the effective yield method." In the Company's case, the discount was recognized as a Preferred Stock Dividend on the day of issuance since the earliest conversion date was immediately. The Company recorded a debit to Preferred Stock Dividend and a Credit to Additional Paid in Capital, which is in accordance with Case 1(a) of EITF 98-5.

        The value of the warrants to purchase Series D preferred stock was calculated by converting them to their common share equivalents, then utilizing the Black-Scholes Method to arrive at a fair value. The amounts allocated to the preferred stock and warrants were equivalent to their fair value and relative fair value, respectively.

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

OVERVIEW

        WorldWater & Solar Technologies Corp. (formerly WorldWater &Power, Corp.) is an international solar engineering and project management company with unique, high-powered solar electric technology and expertise, providing alternative energy solutions to a wide variety of customers in both domestic and international markets. Until 2002, WorldWater's business was focused exclusively on providing developing countries with water and power solutions. Since then, the Company has placed increasing emphasis on domestic markets, principally in California, New Jersey, and surrounding states, and is addressing the needs of residential, commercial and industrial customers, in both the public and private sectors. The Company will continue to selectively submit proposals to various foreign governments in need of solving critical water supply and energy problems using the Company's proprietary solar technology.

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

	Year Ended December 31,
Operating Results	2006	2005	2004
Revenue	$17,333,681	$2,031,480	$5,837,224
Gross Profit (Loss)	2,719,587	(485,336)	(149,085)
Loss From Operations	(5,257,298)	(5,075,285)	(6,087,358)
Loss Attributable to Common Shareholders	(15,138,688)	(6,377,646)	(8,056,694)
Net Loss Per Basic & Diluted Share Attributable To Common Shareholders	$(0.11)	$(0.07)	$(0.12)

	As of December 31,
Balance Sheet Data	2006	2005		2004
Cash and Cash Equivalents	$5,801,852	$810,792		$38,852
Working Capital Surplus (Deficit)	10,688,277	(674,523,	)	(2,324,752)
Total Assets	17,268,146	2,664,404		1,790,868
Long term obligations—less current portion	289,300	667,668		2,026,589
Redeemable Series C and D Preferred Stock Series D Warrants	12,884,388	—		—
Stockholders' Deficiency	(1,423,724)	(852,837)		(4,273,641)

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

        Warrant Exercise Inducement Expense.    This expense is a non-cash charge incurred as a result of the Company granting short term inducements to certain warrant holders, whereby the exercise price was lowered for a limited period of time. In the years ended December 31, 2006 and 2005, the Company incurred $1,588,000 and $0 of warrant exercise inducement expenses, respectively. At various times during 2006, the Company offered all individuals who were granted detachable warrants (issued in connection with convertible loans) in 2003 and 2004 a short-term inducement to exercise the warrants at a reduced exercise price ($0.20). The offers were short term in nature and expired anywhere from 30-60 days from the initial offer. The Company notes that 9,099,698 warrants were exercised as a result of the offers. Since the warrants were issued in connection with convertible loans, the Company recorded an expense related to the notes. The expense for the inducement was recorded by obtaining the difference between the Black-Scholes value of the initial fair value of the warrants and that of the short-term modification multiplied by the number of parties who accepted the inducement. The Company used the current stock price, modified exercise price, current volatility, current interest and dividend rate and the 30-60 day term as their inputs for the Black-Scholes model. The Company notes that the expense incurred as a result of these offers was $1,216,527. The additional $371,905 of expense related to the Company issuing 1,447,422 shares of common stock to a debt holder to induce them to exercise their outstanding warrants (not at a discount). The company calculated this portion of the expense by multiplying the market price of the stock the date the inducement was offered by the number of shares issued.

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

        Refer to Warrant Exercise Inducement Expense section on the MD&A for a detailed description of the transactions.

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

        Below is a table showing the potential issuable shares and available authorized common to be issued as of December 31, 2006.

As of December 31, 2006
Number of authorized common shares:	275,000,000
Less common shares outstanding:	149,359,052
Less potential issuable common shares:
Warrants	24,792,873
Debt conversion rights	2,688,137
Stock options	20,270,623
Stock purchase agreement rights	1,542,000
Preferred stock conversion rights	51,462,759

100,756,392
Available common shares to be issued:	24,884,556

COMMITMENTS AND GUARANTEES

        The Company's commitments as of December 31, 2006, for the years 2007 through 2011 and thereafter as summarized below:

	2007	2008	2009	2010	2011	Thereafter	Total
	(Amount rounded in thousands)
Long-tem debt maturities (face amount)	$360,897	$200,000	$—	$38,456	$—	$—	$599,353
Employment obligations	585,000	585,000	585,000	250,000	250,000	—	2,255,000
Renewable energy credit guarantee obligations	98,710	64,701	64,701	64,701	55,329	1,412	349,554
Operating lease payments	240,576	321,900	285,900	267,900	267,900	937,650	2,321,826
Repayment of grant	35,000	—	—	—	—	—	35,000

Total	$1,320,183	$1,171,601	$935,601	$621,057	$573,229	$939,062	$5,560,733

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

PROPOSED ACQUISITION

        In June, 2006, the Company announced that it has entered into a Letter of Intent (LOI) with ENTECH, Inc. of Keller, TX ("ENTECH'), to acquire all the outstanding stock of ENTECH upon completion of the necessary due diligence and after obtaining appropriate financing. ENTECH, a private company formed in 1983, is a developer and manufacturer of advanced concentrating solar photovoltaic and thermal technologies for terrestrial and space power applications. ENTECH has developed concentrator solar power systems, supplied solar power for space missions for NASA, and installed ground-based concentrating solar systems in North America.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of WorldWater & Solar Technologies Corp.

        We have audited the accompanying consolidated balance sheets of WorldWater & Solar Technologies Corp. (formerly WorldWater & Power Corp.) and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders' deficiency, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WorldWater & Solar Technologies Corp. (formerly WorldWater and Power Corp.) and Subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ AMPER, POLITZINER & MATTIA, P.C.

Edison, New Jersey
April 9, 2007, except with respect to our opinion on the consolidated financial statements insofar as it relates to the first restatement in Note 1, as to which the date is October 29, 2007 and the second restatement as to which the date is March 4, 2008

WORLDWATER & SOLAR TECHNOLOGIES CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND DECEMBER 31, 2005

	December 31, 2006	December 31, 2005
	(Restated)	(Restated)
Assets
Current Assets:
Cash and cash equivalents	$5,770,595	$798,649
Restricted cash	31,257	12,143
Accounts receivable, net of allowance of $29,257 and $69,908 at December 31, 2006, and December 31, 2005, respectively	5,288,241	354,739
Accounts receivable, related party	22,500	32,426
Inventory	748,470	383,722
Costs and estimated earnings/losses in excess of billings	2,548,427	466,985
Prepaid expenses and deposits—current	1,763,293	109,104
Advances to employees	33,676	17,282

Total Current Assets	16,206,459	2,175,050
Equipment and Leasehold Improvements, Net	195,808	50,615
Intangible And Other Assets
Loan origination costs, net	—	287,688
Other intangible assets, net	66,667	109,667
Deferred costs on proposed acquisition	790,769	—
Other deposits	8,443	41,384

Total Assets	$17,268,146	$2,664,404

Liabilities, Convertible Redeemable Preferred Stock, and Stockholders' Deficiency
Current Liabilities:
Accounts payable and accrued expenses	$4,862,877	$2,288,607
Long-term debt and notes payable, current portion	360,897	161,387
Customer deposits	43,453	89,719
REC guarantee liability, current portion	98,710	87,220
Billings in excess of costs and estimated earnings/losses	149,245	31,802
Notes payable, related parties	3,000	35,748
Accrued losses on construction in progress	—	155,090

Total Current Liabilities	5,518,182	2,849,573
Long-term debt and notes payable	38,456	338,317
REC guarantee liability, net of current portion	250,844	329,351

Total Liabilities	5,807,482	3,517,241

Commitments and contingencies	—	—
Convertible redeemable preferred stock
Series C convertible redeemable preferred stock	750,000	—
Series D convertible redeemable preferred stock	11,179,561	—

Series D preferred stock warrants	954,827

Total Convertible Redeemable Preferred Stock	12,884,388	—

Stockholders' Deficiency:
Preferred Stock Convertible $.01 par value authorized 10,000,000; issued and outstanding:
Series B 7%—611,111 shares liquidation preference $550,000 as of December 31, 2006 and December 31, 2005	6,111	6,111
Common Stock, $.001 par value; authorized 275,000,000; 149,359,052 issued and outstanding at December 31, 2006 and 108,786,940 issued and outstanding at December 31, 2005	149,359	108,787
Additional paid-in capital	47,567,963	33,085,734
Deferred compensation	—	(45,000)
Accumulated deficit	(49,147,157)	(34,008,469)

Total Stockholders' Deficiency	(1,423,724)	(852,837)
Total Liabilities, Convertible Redeemable Preferred Stock and Stockholders' Deficiency	$17,268,146	$2,664,404

The Notes to Consolidated Financial Statements are an integral part of these statements.

WORLDWATER & SOLAR TECHNOLOGIES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND DECEMBER 31, 2005

	Years Ended:
	2006	2005
	(Restated)	(Restated)
Revenues:
Contract	$17,116,789	$1,918,420
Grant	216,892	113,060

Total	17,333,681	2,031,480

Cost of Revenues:
Contract	14,411,406	2,445,441
Grant	202,688	71,375

Total	14,614,094	2,516,816

Gross Profit (Loss):
Contract	2,705,383	(527,021)
Grant	14,204	41,685

Total	2,719,587	(485,336)

Operating Expenses:
Marketing, general and administrative expenses	7,774,871	4,447,767
Research and development expense	202,014	142,182

Total Expenses	7,976,885	4,589,949

Loss from Operations	(5,257,298)	(5,075,285)
Other (Expense) Income
Debt sourcing fees and commissions	(284,138)	(441,956)
Beneficial conversion and Warrant amortization	(3,399,992)	(6)
Warrant exercise inducement expenses	(1,588,432)	—
Interest expense, net	(662,135)	(1,028,677)
Other (Expense) Income, Net	120,103	168,278

Total Other (Expense) Income, Net	(5,814,594)	(1,302,361)

Net Loss	(11,071,892)	(6,377,646)
Preferred Stock Dividends attributable to Beneficial Conversion and Warrant amortization	(4,066,796)	—

Net Loss Attributable to Common Shareholders	$(15,138,688)	$(6,377,646)

Basic and diluted net loss per share	$(0.11)	$(0.07)

Weighted Average Common Shares Outstanding used in Per Share Calculation	135,921,421	93,767,378

The Notes to Consolidated Financial Statements are an integral part of these statements.

WORLDWATER & SOLAR TECHNOLOGIES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND DECEMBER 31, 2005

	2006	2005
	(Restated)	(Restated)
Cash Flows from Operating Activities:
Net loss applicable to Common Shareholders	$(15,138,688)	$(6,377,646)
Preferred Stock Divideds attributable to Beneficial Conversion and Warrant amortization	4,066,796
Adjustments to reconcile net loss to net cash used in operating activities:
Beneficial conversion and Warrant amortization	3,399,998	6
Warrant exercise inducement expense	1,588,432	—
Stock based employee compensation cost	1,123,755	—
Amortization of interest expense	333,823	654,126
Amortization of intangibles and loan origination costs	330,688	498,214
Issuance of stock for service	227,481	211,272
Issuance of options and warrants for services	70,000	—
Share based non-employee compensation cost	52,780
Amortization of deferred compensation	45,000	30,000
Issuance of stock in lieu of interest	68,973	371,087
Depreciation and amortization	30,272	67,015
Changes in assets and liabilities:
Accounts receivable	(4,933,503)	1,223,339
Accounts receivable—related parties	9,926	(32,426)
Inventory	(364,748)	(381,272)
Costs and estimated earnings/losses in excess of billings	(2,081,442)	(466,985)
Prepaid expenses and deposits	(1,621,248)	(61,337)
Advances to employees	(16,394)	(3,049)
Accounts payable and other accrued expenses	2,574,270	(275,619)
Accrued losses on construction in progress	(155,090)	155,090
Billings in excess of costs and estimated earnings/losses	117,443	31,802
Renewable energy credits guarantee liability	(67,017)	22,954
Customer deposits	(46,266)	28,920

Net Cash (Used in) Operating Activities	(10,384,759)	(4,304,509)

Cash Flows from Investing Activities:
Purchase of equipment and leasehold improvements	(175,465)	(35,872)
Deferred costs on proposed acquisition	(790,769)	—

Net Cash (Used in) Investing Activities	(966,234)	(35,872)

Cash Flows from Financing Activities:
Proceeds from issuance of debt, and notes payable with detachable warrants	—	3,780,000
Proceeds from exercise of warrants and stock options	3,532,085	1,316,955
Proceeds from issuance of redeemable convertible preferred stock	12,884,388	—
Proceeds from issuance of common stock	—	1,222,222
Increase in Restricted Cash and Restricted Cash Equivalents	(19,114)	—
Increase in Loan Origination costs	—	(418,832)
Payments on long-term debt	(74,420)	(855,402)

Net Cash Provided by Financing Activities	16,322,939	5,044,943

Net effect of currency translation on cash	—	55,235
Net Increase in cash and cash equivalents	4,971,946	759,797
Cash and cash equivalents, Beginning of year	798,649	38,852

Cash and cash equivalents, End of year	$5,770,595	$798,649

The Notes to Consolidated Financial Statements are an integral part of these statements.

WORLDWATER & SOLAR TECHNOLOGIES CORP.AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

FOR THE YEARS ENDED DECEMBER 31, 2006 AND DECEMBER 31, 2005
(Restated)

	Preferred Stock		Common Stock		Additional Paid-In Capital (Preferred)	Additional Paid-In Capital (Common)		Accumulated Other Comprehensive Income (loss)
							Deferred Compensation		Accumulated Deficit
	Shares	Par Value	Shares	Par Value						Total
Balance, December 31, 2004	611,111	$6,111	79,834,341	$79,834	$537,331	$22,864,141	$(75,000)	$(56,080)	$(27,629,978)	$(4,273,641)
	—	—	—
Beneficial conversion feature of convertible notes	—	—	—	—	—	2,171,444	—	—	—	2,171,444
Interest on convertible notes	—	—	—	—	—	94,149	—	—	—	94,149
Conversion of convertible notes	—	—	12,530,017	12,530	—	2,222,470	—	—	—	2,235,000
Issuance of Common Stock:	—	—	—	—	—	—	—
For Services	—	—	361,416	361	—	111,189	—	—	—	111,550
Under SPA (SBI & CAMOFI)	—	—	5,000,001	5,000	—	1,217,222	—	—	—	1,222,222
Exercise of Warrants	—	—	6,177,605	6,179	—	1,149,996	—	—	—	1,156,175
Exercise of "cash-less" Warrants	—	—	1,207,341	1,207	—	(1,207)	—	—	—	—
Exercise of options	—	—	1,430,382	1,430	—	320,325	—	—	—	321,755
In leui of payment of interest	—	—	1,495,837	1,496	—	369,590	—	—	—	371,086
Purchase of QuantumEnergy Net Assets	—	—	750,000	750	—	239,250	—	—	—	240,000
Warrants granted for financing commissions	—	—	—	—	—	282,001	—	—	—	282,001
Warrants granted for services	—	—	—	—	—	60,523	—	—	—	60,523
Detachable warrants granted with convertible debt	—	—	—	—	—	1,447,310	—	—	—	1,447,310
Amortization of deferred compensation	—	—	—	—	—	—	30,000	—	—	30,000
Comprehensive loss"	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(6,378,491)	(6,378,491)
Other comprehensive expense—	—	—	—	—	—	—	—	—	—	—
Currency translation adjustment	—	—	—	—	—	—	—	56,080	—	56,080
Total comprehensive loss	—	—	—	—	—	—	—	—	—	(6,322,411)

Balance, December 31, 2005	611,111	6,111	108,786,940	108,787	537,331	32,548,403	(45,000)	—	(34,008,469)	(852,837)
Balance, December 31, 2005	611,111	$6,111	108,786,940	$108,787	$537,331	$32,548,403	$(45,000)	$—	$(34,008,469)	$(852,837)
Preferred Stock Dividends attributable to Beneficial Conversion and Warrants amortization						4,066,796		—	(4,066,796)	—
Conversion of convertible notes	—	—	21,422,223	21,422	—	3,771,078	—	—	—	3,792,500
Issuance of common stock::
For services	—	—	425,000	425	—	228,171	—	—	—	228,596
Exercise of warrants	—	—	16,620,276	16,620	—	3,404,679	—	—	—	3,421,299
Exercise of options	—	—	450,561	451	—	109,220	—	—	—	109,671
In lieu of payment of interest	—	—	206,630	207	—	68,765	—	—	—	68,972
Warrant exercise Inducement expense	—	—	1,447,422	1,447	—	1,586,985	—	—	—	1,588,432
Warrants granted for services	—	—	—	—	—	70,000	—	—	—	70,000
Share-based employee compensation cost	—	—	—	—	—	1,123,755	45,000	—	—	1,168,755
Share-based non-employee compenstation cost	—	—	—	—	—	52,780	—	—	—	52,780
Net loss	—	—	—	—	—	—	—	—	(11,071,892)	(11,071,892)

Balance, December 31, 2006	611,111	$6,111	149,359,052	$149,359	$537,331	$47,030,632	$—	$—	$(49,147,157)	$(1,423,724)

The Notes to Consolidated Financial Statements are an integral part of these statements.

WORLDWATER & SOLAR TECHNOLOGIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note (1) Restatement of Financial Statements due to Review of Equity Instruments

December 31, 2005 and 2006

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

December 31, 2006

        The Company noted an error in its calculation of its "Preferred Stock Dividends attributable to Beneficial Conversion and warrant amortization" in its December 31, 2006 financial statements, which was a result of the issuance of its November 2006 Series D Preferred Stock and Warrants. The Company failed to properly account for the preferred stock discount attributable to the warrants as outlined in EITF 00-27, Part II Issue I. As a result, the Company increased its "Preferred Stock Dividends attributable to Beneficial Conversion and warrant amortization" from $3,184,642 to $4,066,796. The Company recorded the value of the warrants and preferred stock, net of issuance costs, as mezzanine in the December 31, 2006 balance sheet. The Company reclassified the relative fair value assigned to the warrants separately from the preferred stock in the accompanying financial statements.

        The Company also reclassified $1,588,000 from Beneficial Conversion and Warrant Amortization Expense to Warrant Exercise Inducement Expenses for the year ended December 31, 2006. The Warrant Exercise Inducement Expense was mislabeled in the original filing.

        Additionally, the Company will restate the interim financial statements for the quarterly and year-to-date periods ended March 31, 2006, June 30, 2006 and September 30, 2006 that will be included

WORLDWATER & SOLAR TECHNOLOGIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note (1) Restatement of Financial Statements due to Review of Equity Instruments (Continued)

in its quarterly reports on Form 10Q for the comparable quarters and year-to-date in our current fiscal year.

        The Company will also restate the interim financial statements for the quarterly and year-to-date periods ended September 30, 2005, which will be included in the amended September 30, 2006 Form 10QSB/A.

        A summary of all adjustments included in this Annual Report on Form 10-K/A is detailed below (in thousands).

        The following table reflects the impact of the first restatement on the cumulative net loss for the years ended December 31, 2006 and December 31, 2005 (in thousands):

		Fiscal Year
	Total	December 31, 2006	December 31, 2005
Increase/(Decrease) to Net Loss
Beneficial conversion and Warrant amortization	$(3,400)	$(3,400)	$—
Warrant exercise inducement expense	3,073	—	3,073
Interest expense, non-warrant, net	1,334	571	763

Total increase/(decrease) to net loss	$1,007	$(2,829)	$3,836

        The effects of our first restatement on previously reported consolidated financial statements as of December 31, 2006 and December 31, 2005 and for the years then ended are summarized as follows.

        The following table reflects the impact of the restatement on the Consolidated Balance Sheets (in thousands):

	December 31, 2006	December 31, 2006	December 31, 2005	December 31, 2005
	(as previously reported)	(restated)	(as previously reported)	(restated)
Selected Balance Sheet Data:
Long-term debt and notes payable, current portion	$495	$361	$769	$161
Current liabilities	5,653	5,518	3,457	2,850
Long-term debt and notes payable	104	38	2,759	338
Total liabilities	6,007	5,807	6,546	3,517
Additional paid-in capital	47,493	46,686	33,893	33,086
Accumulated deficit	(49,272)	(48,265)	(37,845)	(34,008)
Total stockholders' deficiency	(1,624)	(1,424)	(3,882)	(853)

WORLDWATER & SOLAR TECHNOLOGIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note (1) Restatement of Financial Statements due to Review of Equity Instruments (Continued)

        The following table reflects the impact of the first restatement on the Consolidated Statements of Operations (in thousands, except per share data):

	Fiscal Year
	December 31, 2006	December 31, 2006	December 31, 2005	December 31, 2005
	(as previously reported)	(restated)	(as previously reported)	(restated)
Selected Statement of Operations Data:
Warrant exercise inducement fees	$(1,588)	$(1,588)	$(3,073)	$—
Beneficial conversion and warrant amortization	—	(3,400)	—	—
Interest expense, net	(1,233)	(662)	(1,792)	(1,029)
Total other (expense) income, net	(2,986)	(5,815)	(5,139)	(1,302)
Net loss	(8,243)	(11,072)	(10,214)	(6,378)
Net loss attributable to common shareholders	(11,428)	(15,139)	(10,214)	(6,378)
Basic and dilluted net loss per share	(0.08)	(0.11)	(0.11)	(0.07)

        The following table reflects the impact of the first restatement on the Consolidated Statements of Cash Flows (in thousands, except per share data):

	Fiscal Year
	December 31, 2006	December 31, 2006	December 31, 2005	December 31, 2005
	(as previously reported)	(restated)	(as previously reported)	(restated)
Selected Cash Flow Data:
Net loss	$(8,243)	$(11,072)	$(10,214)	$(6,378)
Beneficial Conversion feature of convertible notes	1,588	—	3,073	—
Beneficial conversion and Warrant amortization	—	3,400	—	—
Warrant exercise inducement expense	—	1,588	—	—
Amortization of interest expense	905	334	1,417	654

WORLDWATER & SOLAR TECHNOLOGIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note (1) Restatement of Financial Statements due to Review of Equity Instruments (Continued)

        The following table reflects the impact of the first restatement on the Consolidated Statements of Stockholders' Deficiency (in thousands, except per share data):

	Fiscal Year
	December 31, 2006	December 31, 2006	December 31, 2005	December 31, 2005
	(as previously reported)	(restated)	(as previously reported)	(restated)
Selected Cash Flow Data:
Beneficial conversion feature on convertible notes	$—	$—	$3,073	$2,171
Interest on convertible notes	—	—	—	94
Issuance of common stock for services and to induce exercise of warrants	227	—	—	—
Issuance of common stock for services	—	229	—	—
Issuance of common stock to induce warrants	—	372	—	—
Exercise of warrants	3,422	3,421	—	—
Warrants granted to induce exercise of warrants	1,588	1,217	—	—
Net loss	(8,243)	(11,072)	(10,215)	(6,378)
Total comprehensive loss	—	—	(10,159)	(6,322)
Total additional paid in capital common	46,956	47,568	33,356	33,086
Accumulated deficit	(49,272)	(49,147)	(37,845)	(34,008)
Total stockholders' deficiency	(1,624)	(1,424)	(3,882)	(853)

        There was no impact to the subtotals for the operating, investing, or financing sections of the consolidated statements of cash flows, because all adjustments occurred within the operating activities component.

December 31, 2006

        The effects of this second restatement on previously reported consolidated financial statements as of December 31, 2006 and for the year then ended, are summarized as follows.

        The following table reflects the impact of the second restatement on the Consolidated Balance Sheets (in thousands):

	December 31, 2006	December 31, 2006
	(as previously reported)	(restated)
Selected Balance Sheet Data:
Additional paid-in capital	46,686	47,568
Accumulated deficit	(48,265)	(49,147)

WORLDWATER & SOLAR TECHNOLOGIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note (1) Restatement of Financial Statements due to Review of Equity Instruments (Continued)

        The following table reflects the impact of the second restatement on the Consolidated Statements of Operations (in thousands, except per share data):

	Fiscal Year
	December 31, 2006	December 31, 2006
	(as previously reported)	(restated)
Selected Statement of Operations Data:
Preferred Stock Dividends attributable to Beneficial Conversion and Warrant amortization	$(3,185)	$(4,067)
Net loss attributable to common shareholders	(14,257)	(15,139)
Basic and dilluted net loss per share	(0.10)	(0.11)

        The following table reflects the impact of the second restatement on the Consolidated Statements of Cash Flows (in thousands, except per share data):

	Fiscal Year
	December 31, 2006	December 31, 2006
	(as previously reported)	(restated)
Selected Cash Flow Data:
Net loss attributable to common shareholders	$(14,257)	$(15,139)
Preferred Stock Dividends attributable to Beneficial Conversion and Warrant amortization	(3,185)	4,067)

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

WORLDWATER & SOLAR TECHNOLOGIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company's subsidiaries WorldWater (Phils) Inc. and WorldWater Holdings Inc., a Delaware Corporation, and certain other inactive subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Effective April 17, 2006, the Company divested its Phillipines subsidiary.

WORLDWATER & SOLAR TECHNOLOGIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note (4) Summary of Significant Accounting Policies (Continued)

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

WORLDWATER & SOLAR TECHNOLOGIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note (4) Summary of Significant Accounting Policies (Continued)

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

WORLDWATER & SOLAR TECHNOLOGIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note (4) Summary of Significant Accounting Policies (Continued)

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

WORLDWATER & SOLAR TECHNOLOGIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note (4) Summary of Significant Accounting Policies (Continued)

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

WORLDWATER & SOLAR TECHNOLOGIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note (4) Summary of Significant Accounting Policies (Continued)

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

WORLDWATER & SOLAR TECHNOLOGIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note (4) Summary of Significant Accounting Policies (Continued)

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

WORLDWATER & SOLAR TECHNOLOGIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note (4) Summary of Significant Accounting Policies (Continued)

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

	As of December 31, 2006	As of December 31, 2005
Warrants	24,792,873	36,789,366
Debt conversion rights	2,688,137	24,332,581
Stock options	20,270,623	11,810,392
Stock Purchase Agreement Rights	1,542,000	—
Preferred stock conversion rights	51,462,759	611,111

Total	100,756,392	73,543,450

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

WORLDWATER & SOLAR TECHNOLOGIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note (4) Summary of Significant Accounting Policies (Continued)

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

Note (5) Proposed Acquisition

        In June, 2006, the Company announced that it has entered into a Letter of Intent (LOI) with ENTECH, Inc. of Keller, TX ("ENTECH'), to acquire all the outstanding stock of ENTECH upon completion of the necessary due diligence and after obtaining appropriate financing. ENTECH, a private company formed in 1983, is a developer and manufacturer of advanced concentrating solar photovoltaic and thermal technologies for terrestrial and space power applications. ENTECH has developed concentrator solar power systems, supplied solar power for space missions for NASA, and installed ground-based concentrating solar systems in North America.

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

WORLDWATER & SOLAR TECHNOLOGIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note (5) Proposed Acquisition (Continued)

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

WORLDWATER & SOLAR TECHNOLOGIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

WORLDWATER & SOLAR TECHNOLOGIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

WORLDWATER & SOLAR TECHNOLOGIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note (10) Securities Purchase Agreements (Continued)

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

WORLDWATER & SOLAR TECHNOLOGIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note (11) Long-Term Debt and Notes Payable

        Long-term debt (including convertible debt) and notes payable consist of the following uncollateralized loans outstanding at December 31, 2006 and 2005:

					Option to Pay Interest in either Common Stock or Cash		Potential Number of Shares Upon Conversion @ 2/31/06
								December 31, 2006		December 31, 2005
						Conversion Price of Common Stock
Maturity Date	Loans Holder	Stated Interest Rate	Effective Interest Rate	Interest Period				Face Amount	Net Amount Outstanding	Face Amount		Net Amount Outstanding
2006	Funds & Qualified individual investors	10%	19 - 30%	Semi-Annual	Yes	N/A	—	$—	$—	$235,000		$12,887
2007	Funds & Qualified individual investors	10	19 - 30%	Semi-Annual	Yes	$0.15	1,233,667	185,050	165,050	267,550	(a)	230,842
2008	Funds & Qualified individual investors	10%	625%	Majority Monthly	Yes	$0.18	1,111,111	200,000	20,000	3,675,000	(b)	—
On Demand	Qualified individuals	0% to 10%	0% to 15%	Majority Monthly & Semi-annually	No	N/A	N/A	30,347	30,347	3,000	(c)	3,000
On Demand	Qualified individual investors	10%	10%	Maturity	No	$0.40	132,500	53,000	53,000	53,000	(d)	53,000
Stated Maturity Date 1997	Qualified individual investors	8%	8%	Maturity	No	$0.40	125,000	50,000	50,000	50,000	(e)	50,000
Not Stated	Qualified individual investors	4.50%	4.50%	Not stated	N/A	$0.495	85,859	42,500	42,500	42,500	(f)	42,500
2010	Financial Institution	8%		Monthly principal & interet payments	No	N/A	N/A	38,456	38,456	107,475	(g)	107,475

						Total	2,688,137	$599,353	399,353	$4,433,525		499,704

							Less current portion		360,897			161,387

							Long-term portion		$38,456			$338,317

(a)
In 2004, the company entered into loan agreements with individual investors totaling $912,550. These loan agreements bear a stated interest rate of 10%, an effective interest rate of between 19 - 30%, with a conversion price of $0.15. The loan agreements have a maturity date of 2007. As of December 31, 2006, a face amount of $185,000 remained outstanding.

WORLDWATER & SOLAR TECHNOLOGIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note (11) Long-Term Debt and Notes Payable (Continued)

(b)
In July 2005, the Company entered into a $3,250,000 10% convertible note due July 21, 2008, for total proceeds of $3,000,000, which was convertible into 18,055,556 shares of the Company's common stock. The note was convertible into the Company's common stock at a price equal to the lesser of $0.18 or the average of the preceding 10 trading days prior to closing of the transaction. The preceding 10-day average was $0.28, therefore the $0.18 price was used. The shares were fixed and determinable as of the date of the closing of the loan. In addition, the company also issued 9,611,112 of detachable warrants in connection with the aforementioned convertible debt. The warrants are exercisable immediately to shares of the company's common stock. The value of the stock purchase warrants ("warrants") were determined by using the Black-Scholes Method. The assumptions used were the following: Stock price: $0.28, Exercise Price: $0.18, Term: 4 years, Volatility: 41%, Dividend Rate: 0.0% and Risk Free Interest Rate: 3.99%. The result was a fair value of approximately $0.1486 for each of the warrants issued. The number of warrants issued was 9,611,112, resulting in a total value of $1,428,641.

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

  As of December 31, 2006 there was $200,000 of the July 2005 convertible note outstanding.

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

(c)
Loans payable to individual investors totaling $518,600. These loans were entered into in 1997. The notes bear 10% interest and are payable on demand. The loan balance as of December 31, 2006 was $30,347.

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

(g)
Loans payable to individual investors totaling $110,747. These loans were entered into in 2005. The notes bear 8% interest and had an original maturity date in 2010. The loan balance as of December 31, 2006 was $38,456.

WORLDWATER & SOLAR TECHNOLOGIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note (11) Long-Term Debt and Notes Payable (Continued)

        On August 25, 2006, the Company entered into a Bridge Loan totaling $500,000. The note bears 10% interest, which, at the option of the Company, can be paid in cash or in shares of the common stock of the Company or a combination of both. The loan was repaid on November 30, 2006. The loan was repaid in the fourth quarter. In accordance with the terms of the loan agreement, the Company issued a five-year warrant for 500,000 shares with an exercise price of $0.22 per share. The warrants can be found on the table in Note 15 under the line item "Warrants issued in consideration for extensions of short-term loans by a Director and Shareholders."

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

WORLDWATER & SOLAR TECHNOLOGIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note (13) Convertible Preferred Stock (Continued)

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

        Dividends on the Series B were accrued through September 30, 2004 at the rate of 7% and shown as "Accretion of preferred stock dividends' in the Consolidated Statements of Operations.

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

WORLDWATER & SOLAR TECHNOLOGIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note (13) Convertible Preferred Stock (Continued)

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

        The Series D Stock has the designations, preferences and rights set forth in the certificate of designation filed with the Secretary of State for the State of Delaware on November 29, 2006 (the "Certificate of Designation"). Pursuant to the Certificate of Designation, holders of Series D Stock have the following rights, among others: (i) the sole right and discretion to convert their shares of Series D Stock at any time and from time to time into such number of fully paid and non-assessable shares of common stock, par value $0.001, of WorldWater (the "Common Stock") initially equal to such number of shares of Series D Stock multiplied by ten, subject to certain adjustments as more fully set forth in the Certificate of Designation including weighted average anti-dilution rights, (ii) the right to vote together with the holders of Common Stock as a single class on all matters submitted for a vote of

WORLDWATER & SOLAR TECHNOLOGIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note (13) Convertible Preferred Stock (Continued)

holders of Common Stock, (iii) for so long as the beneficial ownership by the holders of Series D Stock (on a fully-diluted basis) does not fall below ten percent (10%) of the then outstanding shares of Common Stock, the exclusive right to elect two members of the Board of Directors of WorldWater, (iv) for so long as the beneficial ownership by the holders of Series D Stock (on a fully-diluted basis) is between five percent (5%) and ten percent (10%) of the then outstanding shares of Common Stock, the exclusive right to elect one member of the Board of Directors of WorldWater, (v) certain liquidation preferences as detailed in the Certificate of Designation and (vi) the right to receive dividends in an amount equal to the amount of dividends that such holder would have received had the holder converted its shares of Series D Stock into shares of Common Stock as of the date immediately prior to the record date for such dividend. The liquidity event is any change in control whereby the new person or entity has 50% or more beneficial ownership in the existing company. Since the potential change in ownership is outside the control of the company, the existing preferred shareholders would have the right to demand cash payment equal to the liquidation value of the preferred stock plus accrued dividends.

Series C and D Preferred Stock Classification

        The Series C and D Preferred Stock were classified out of permanent equity since it fit certain criteria in paragraph#2 of EITF Topic D-98), however it was not classified as a liability since it did not meet the requirements of a liability.

        On November 29, 2006, the Company recorded preferred stock dividends related to a Beneficial Conversion Feature of the Series D Preferred Stock and the value associated with the Series D Preferred Stock Warrants, which needed to be recognized on the preferred shares of 4,892,857 and warrants of 505,044, respectively. After calculating the intrinsic value, based on the relative fair values of the warrants and preferred stock, an adjustment of $4,066,796 was recorded as a preferred stock dividend. EITF 98-5 paragraph 8, indicates the following "For convertible preferred securities, any recorded discount resulting from allocation of proceeds to the beneficial conversion feature is analogous to a dividend and should be recognized as a return to the preferred shareholders over the minimum period from the date of issuance to the date at which the preferred shareholders can realize that return (that is, through the date of earliest conversion) using the effective yield method." In the Company's case, the discount was recognized as a Preferred Stock Dividend on the day of issuance since the earliest conversion date was immediately. The Company recorded a debit to Preferred Stock Dividend and a Credit to Additional Paid in Capital, which is in accordance with Case 1(a) of EITF 98-5.

        The warrants to purchase Series D preferred stock were calculated by converting them to their common share equivalent, then utilizing the Black-Scholes Method to arrive at a fair value. The amounts allocated to the preferred stock and warrants were equivalent to their fair value and relative fair value, respectively.

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

WORLDWATER & SOLAR TECHNOLOGIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note (13) Convertible Preferred Stock (Continued)

and D Convertible Redeemable Preferred Stock were converted into shares of common stock. The liquidation preference of Series C and D is $772,500 and $13,500,000, respectively.

Note (14) Common Stock Transactions

        Common stock transactions during the twelve months ended December 31, 2006 consisted of the following:

	Shares	Price Per Share
Shares Issued and Outstanding December 31, 2005	108,786,940

Conversion of Convertible Loans totaling $3,792,500	21,422,223	$0.15 - 0.18
Warrants exercised	16,620,276	$0.19
Shares issued to induce warrant holder to exercise warrant	1,447,422	$0.22
Shares sold under Stock Purchase Agreements	—	$—
Shares issued in lieu of payment of cash for interest	206,630	$0.19
Stock options exercised	450,561	$0.19
Shares issued as compensation for public relations and business development	425,000	$0.19

Shares issued during the year ended December 31, 2006	40,572,112	$0.15 - 0.22

Shares issued and Outstanding December 31, 2006	149,359,052

        The common stock issued in connection with the goods and services in Note 14 of the Company's Form 10KSB/A were issued for past services. The Company and the service provider agreed on a number of shares to be issued based on the fair value of the stock in relation to the value of the services rendered. The Company expensed the fair value of the stock multiplied by the number of shares issued in accordance with FAS 123R, paragraph 7. The Company notes that the amount expensed in the Company's Statement of Operations approximates the fair value of the services rendered had the Company paid cash for the services.

Note (15) Warrant Transactions

        The Company uses the fair value method to account for transactions with non-employees in which unregistered common stock shares are issued in consideration for extensions of short-term loans, commissions for debt and equity financing, and the provision of goods or services. The fair value of all warrants are calculated using the Black-Scholes pricing model with the following assumptions: dividend yield of zero percent; expected volatility (calculated on a case by case situation), utilizing the current risk free interest rate, and an average term of 10 years. The relative fair value of the warrants resulted in non-cash expense charges of $528,000 and $1,985,000 for the years ended December 31, 2006 and 2005. All warrants below are exercisable immediately. All warrants are exercisable to common stock only and do not include Series D Preferred Stock warrants.

WORLDWATER & SOLAR TECHNOLOGIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note (15) Warrant Transactions (Continued)

        Warrant transactions consisted of the following during the year ended December 31, 2006:

	Exercisable Warrants	Stock Price
Warrants Outstanding As of December 31, 2005	36,789,366	$0.15 to $0.50

a) Warrants issued in consideration for extensions of short-term loans by a Director and Shareholders	1,958,614	$0.18
b) Warrants granted on commissions as debt and equity financings	2,612,169	$0.25 to $0.32
c) Warrants for services	500,000	$0.41
Exercise of warrants	(16,620,276)	$0.19
Expiration of outstanding warrants	(447,000)

	(11,996,493)

Warrants Outstanding As of December 31, 2006	24,792,873	$0.15 to $0.50

        Terms and conditions of the above warrant transactions are listed below:

          a)    Warrants issued in the fourth quarter to various non-employees with a term ranging from 3 - 5 years. The Company used the current stock price, ranging from $0.18 to $0.32, modified exercise price, current volatility ranging from 27% to 42%, current interest and dividend rate ranging from 4.6% to 4.8% and terms ranging from three to five years as their inputs for the Black-Scholes model.

          b)    Warrants issued in the fourth quarter in conjunction with our fourth quarter capital raise with a term of 5 years. The Company used the current stock price ranging from $0.25 to $0.32, modified exercise price, current volatility ranging from 40% to 42%, current interest and dividend rate of 4.6% and a term of five years as their inputs for the Black-Scholes model.

          c)     Warrants issued in the first quarter for outside services from non-employees with a term of 3 years. The Company used the current stock price of $0.41, modified exercise price, current volatility of 39%, current interest and dividend rate of 4.9% and a term of three years as their inputs for the Black-Scholes model.

        At various times during 2006, the Company offered all individuals who were granted detachable warrants (issued in connection with convertible loans) in 2003 and 2004 a short-term inducement to exercise the warrants at a reduced exercise price ($0.20). The offers were short term in nature and expired anywhere from 30 - 60 days from the initial offer. The Company notes that 9,099,698 warrants were exercised as a result of the offers. Since the warrants were issued in connection with convertible loans, the Company recorded an expense related to the notes. The expense for the inducement was recorded by obtaining the difference between the Black-Scholes value of the initial fair value of the warrants and that of the short-term modification multiplied by the number of parties who accepted the inducement. The Company used the current stock price, modified exercise price, current volatility, current interest and dividend rate and the 30 - 60 day term as their inputs for the Black-Scholes model. The Company notes that the expense incurred as a result of these offers was $1,216,527. The additional $371,905 of expense related to the Company issuing 1,447,422 shares of common stock to a debt holder to induce them to exercise their outstanding warrants (not at a discount). The company calculated this

WORLDWATER & SOLAR TECHNOLOGIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note (15) Warrant Transactions (Continued)

portion of the expense by multiplying the market price of the stock the date the inducement was offered by the number of shares issued.

        Warrants outstanding expire as follows:

Year	Warrants Expiring	Strike Price
2007	2,885,666	$0.15 - 0.50
2008	2,551,697	0.15 - 0.37
2009	15,236,650	0.15 - 0.41
2011	4,118,860	0.18 - 0.375

	24,792,873

Note (16) Income Taxes

        Income tax benefit for the years ended December 31, 2006 and 2005 were as follows:

	2006	2005
Federal:
Current	$—	$—
Deferred	—	—

	—	—

State:
Current	—	—
Deferred	—	—
Benefit from sale of net operating losses and research credits	—	(200,953)

	$—	$(200,953)

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

        As of December 31, 2006, the Company had Federal and state net operating loss carryforwards totaling approximately $32,055,800 and $17,189,500, respectively, available to reduce future taxable income and tax liabilities which expire at various dates between 2007 and 2026. In addition, as of

WORLDWATER & SOLAR TECHNOLOGIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note (16) Income Taxes (Continued)

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

WORLDWATER & SOLAR TECHNOLOGIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note (16) Income Taxes (Continued)

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

        The following is a summary of stock option activity:

	Shares	Weighted- Average Exercise Price
Balance, December 31, 2004	10,015,325	$0.25
Granted	3,430,988	0.31
Forfeited or expired	(205,539)	0.27
Exercised	(1,430,382)	0.23

Balance, December 31, 2005	11,810,392	$0.27
Granted	2,996,000	0.30
Forfeited or expired	(997,600)	0.32
Exercised	(450,561)	0.24

Balance, December 31, 2006	13,358,231	$0.27

Options Exercisable, December 31, 2006	11,605,819	$0.26

WORLDWATER & SOLAR TECHNOLOGIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note (17) Stock-Based Compensation Plans (Continued)

        Summarized information about stock options outstanding is as follows:

Range of Exercise Prices	Options Outstanding as of December 31, 2006	Average Remaining Contractual Life	Average Exercise Price	Options Exercisable as of December 31, 2006	Average Exercise Price of Exercisable Options
$0.02 - 0.15	3,365,173	5.0 yrs.	$0.14	3,365,173	$0.14
0.19 - 0.30	4,928,170	7.6	0.27	3,538,170	0.27
0.31 - 0.40	4,860,888	6.8	0.34	4,498,476	0.34
0.45 - 0.59	204,000	1.2	0.49	204,000	0.49

Total	13,358,231	$0.27	11,605,819	$0.26

        The aggregate intrinsic value of options outstanding and exercisable at December 31, 2006 was $1,369,509.

        In regard to Paragraph A240(c) of SFAS 123R, for each year for which an income statement is provided:

          (1)   The weighted-average grant-date fair value (or calculated value for a nonpublic entity that uses that method or intrinsic value for awards measured at that value pursuant to paragraphs 24 and 25 of this Statement) of equity options or other equity instruments granted during the year was $0.18.

          (2)   The total intrinsic value of options exercised (or share units converted), share-based liabilities paid, and the total fair value of shares vested during the year was $1,432,228 as of December 31, 2006.

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

WORLDWATER & SOLAR TECHNOLOGIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        Included in accrued sales commissions as of December 31, 2006 is $58,622 owed to Mr. Kelly under a Management Services Fee Agreement expired on December 31, 2006, calling for a management services/sales incentive fee equal to one-half percent (0.5%) of the Company's gross

WORLDWATER & SOLAR TECHNOLOGIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note (19) Commitments and Guarantees (Continued)

product revenues less any related product returns, rebates, allowances, freight charges, tariffs and sales taxes, not to exceed $250,000 per annum.

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

Note (23) Quarterly Financial Data (unaudited):

        Refer to Note (1) Restatement of Financial Statements.

WORLDWATER & SOLAR TECHNOLOGIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note (23) Quarterly Financial Data (unaudited): (Continued)

        Summarized unaudited quarterly financial data for fiscal 2006 and 2005, is as follows (in thousands, except per share data):

        Profit & Loss:

	Quarter Ended March 31, 2006	Quarter Ended June 30, 2006	Quarter Ended September 30, 2006	Quarter Ended December 31, 2006
	(restated)	(restated)	(restated)	(restated)
Net loss Applicable to Common Shareholders	$(5,728)	$(1,998)	$(869)	$(7,057)
Basic net loss per share(1)	$(0.05)	$(0.01)	$(0.01)	$(0.05)
Diluted net loss per share(1)	$(0.05)	$(0.01)	$(0.01)	$(0.05)

	9 Months Ended September 30, 2005	Quarter Ended September 30, 2005	Quarter Ended December 31, 2005
	(restated)	(restated)	(restated)
Net loss Applicable to Common Shareholders	$(4,399)	$(1,666)	$(1,979)
Basic net loss per share(1)	$(0.05)	$(0.02)	$(0.01)
Diluted net loss per share(1)	$(0.05)	$(0.02)	$(0.01)

	Quarter Ended March 31, 2006	Quarter Ended June 30, 2006	Quarter Ended September 30, 2006	Quarter Ended December 31, 2006
	(as previously reported)	(as previously reported)	(as previously reported)
Net loss Applicable to Common Shareholders	$(3,576)	$(1,998)	$(788)	$(5,100)
Basic net loss per share(1)	$(0.03)	$(0.01)	$(0.01)	$(0.08)
Diluted net loss per share(1)	$(0.03)	$(0.01)	$(0.01)	$(0.08)

	9 Months Ended September 30, 2005	Quarter Ended September 30, 2005	Quarter Ended December 31, 2005
	(as previously reported)	(as previously reported)
Net loss Applicable to Common Shareholders	$(7,541)	$(4,808)	$(2,566)
Basic net loss per share(1)	$(0.08)	$(0.05)	$(0.02)
Diluted net loss per share(1)	$(0.08)	$(0.05)	$(0.02)

(1)
Net income per share calculations for each quarter are based on the weighted average diluted shares outstanding for that quarter and may not total to the full year amount.

WORLDWATER & SOLAR TECHNOLOGIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note (23) Quarterly Financial Data (unaudited): (Continued)

        Balance Sheet:

Quarter Ended:	March 31, 2006	June 30, 2006	September 30, 2006
	(restated)	(restated)	(restated)
Selected Balance Sheet Data:
Current liabilities	$4,287	$5,267	$4,373
Total liabilities	2,364	6,043	5,077
Additional paid-in capital	38,899	40,953	42,123
Accumulated deficit	(39,736)	(41,734)	(42,604)
Total stockholders' deficiency	1,274	(1,106)	(352)

Quarter Ended:	September 30, 2005
(restated)
Selected Balance Sheet Data:
Current liabilities	$3,099
Total liabilities	3,849
Additional paid-in capital	32,595
Accumulated deficit	(32,029)
Total stockholders' deficiency	573

Quarter Ended:	March 31, 2006	June 30, 2006	September 30, 2006
	(as previously reported)	(as previously reported)	(as previously reported)
Selected Balance Sheet Data:
Current liabilities	$4,421	$5,401	$4,833
Total liabilities	5,251	6,445	5,838
Additional paid-in capital	39,706	41,760	42,931
Accumulated deficit	(41,420)	(43,385)	(44,173)
Total stockholders' deficiency	(1,613)	(1,508)	(1,114)

Quarter Ended:	September 30, 2005
(as previously reported)
Selected Balance Sheet Data:
Current liabilities	$3,099
Total liabilities	6,184
Additional paid-in capital	33,402
Accumulated deficit	(35,171)
Total stockholders' deficiency	(1,762)

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

        The Company's management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective at the reasonable assurance level and ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Act"), are recorded, processed, summarized and reported, within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act are accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Such evaluation did not identify any change in the year ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting; however, one area of material weakness was identified.

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

        The Company believes, that because of the limited number of projects completed in the year ended 2006, and the recruitment of its new CFO, the Company's disclosure controls and procedures are effective at the reasonable assurance level. The Company agrees with its independent auditors that its system of internal control and reporting controls should be improved in line with expected continued growth in commercial operations and intends to take the implementation steps to improve its accounting functions. The impact of the above conditions were relevant to the fiscal year ended December 31, 2006 and did not affect the results of this period or any prior period.

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

ITEM 10.    EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

        The following table sets forth information with respect to the compensation paid by the Company to its chairman and to each other executive officer of the Company who received at least $100,000 in salary and bonus during 2006 and 2005. The "Named Executive Officers" are:

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)

Quentin T. Kelly Chairman & CEO	2005 2006	170,000 160,000	— 50,000	— —	37,200 —	(2)	— —	— —	58,000 58,000	(1) (1)	265,200 268,000

Larry Crawford EVP, CFO	2005 2006	— 71,423	— 11,093	— —	— 102,000	(3)	— —	— —	— —		— 184,516

Dr. Anand Rangarajan EVP, CTO	2005 2006	121,250 123,738	7,230 17,748	— —	— —		— —	— —	9,000 9,000	(5) (5)	137,480 150,486

James S. Brown EVP, Project Finance	2005 2006	150,000 131,625	— 16,269	— —	— —		— —	— —	— —		150,000 147,894

James S. Farrin Former CEO	2005 2006	— 80,045	— 73,950	— —	— 223,915	(4)	— —	— —	— —		— 377,910

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

(5)
Represents $9,000 for Company provided vehicle.

Outstanding Equity Awards at 2006 Fiscal Year-End

	Option Awards						Stock Awards
Name	Number of Securities Underlying Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options(#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Quentin T. Kelly	37,975	—	—	0.15	5/31/2007	—	—	—	—
	120,000	—	—	0.34	5/31/2008	—	—	—	—
	1,250,000	—	—	0.15	12/31/2011	—	—	—	—
	60,000	—	—	0.34	12/31/2011	—	—	—	—
	60,000	—	—	0.15	12/31/2012	—	—	—	—
	30,000	—	—	0.15	6/30/2014	—	—	—	—
	30,000	—	—	0.15	9/30/2013	—	—	—	—
	60,000	—	—	0.15	12/31/2012	—	—	—	—
	30,000	—	—	0.15	6/30/2014	—	—	—	—
	30,000	—	—	0.28	12/30/2014	—	—	—	—
	120,000	—	—	0.28	12/31/2014	—	—	—	—
	120,000	—	—	0.31	12/31/2015	—	—	—	—

James S. Farrin	933,333	66,667	—	0.38		66,667	667	—	—

Larry L. Crawford	—	600,000	—	0.27	7/19/2016	600,000	72,000	—	—

Dr. Anand Rangarajan	96,000	—	—	0.34	5/31/2008	—		—	—
	100,000	—	—	0.15	12/31/2011	—	27,500	—	—
	48,000	—	—	0.15	12/31/2012	—		—	—
	24,000	—	—	0.15	6/30/2014	—		—	—
	24,000	—	—	0.15	9/30/2013	—		—	—
	48,000	—	—	0.15	12/31/2012	—		—	—
	24,000	—	—	0.15	6/30/2014	—		—	—
	750,000	250,000	—	0.25	12/31/2014	250,000		—	—

James S. Brown	250,000	—	—	0.38	6/30/2014	—		—	—
	696,430	250,000		0.28	12/31/2014	250,000	27,500	—	—

Compensation of Directors

        Outside directors are entitled to receive options to purchase 50,000 shares of the Company's common stock for each year of service on the Board of Directors. Members of the standing committees of the Board of Directors are compensated on a quarterly basis for their participation in meetings of the respective committees.

Director Compensation—2006

Name	Fees Earned or Paid in Cash	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferrred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

All Non-Employee Board Members

Joe Cygler	$12,000	—	$6,000(1)	—	—	—	$18,000

Joe Cygler	—	—	8,000(2)	—	—	—	8,000

Lange Schermerhorn	8,000	—	6,000(1)	—	—	—	14,000

Lange Schermerhorn	—	—	8,000(2)	—	—	—	8,000

Davinder Sethi	12,000	—	6,000(1)	—	—	—	18,000

Davinder Sethi	—	—	8,000(2)	—	—	—	8,000

Total	$32,000	—	$42,000	—	—	—	$74,000

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

    *
    All officers and directors may be contacted at the Company's address: WorldWater & Solar Technologies Corp., Pennington Business Park, 55 Route 31 South, Pennington, New Jersey 08534

    (1)
    For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares of common stock that such person has the right to acquire within 60 days of December 31, 2006. For purposes of computing the percentage of outstanding shares of common stock held by each person or group of persons named above, any security which such person or persons has or have the right to acquire within such a date is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except community property laws, the Company believes, based on information supplied by such persons, that the persons named in this table have sole voting and investment power with respect to all shares of common stock which they beneficially own.

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

PART IV

ITEM 13.    EXHIBITS

(a)    Exhibits:

Exhibit Number	Description
2.1	Plan of Merger of WorldWater, a Nevada corporation with and into WorldWater, a Delaware corporation, filed with the State of Delaware April 30, 2001. Incorporated by reference to Exhibit 2.1 to the Company's Form SB-2 filed with the Securities and Exchange Commission on January 3, 2003 (File No. 333-102348).
2.2	State of Nevada Articles of Merger, filed with the State of Nevada May 9, 2001. Incorporated by reference to Exhibit 2.2 to the Company's Form SB-2 filed with the Securities and Exchange Commission on January 3, 2003 (File No. 333-102348).
2.3	Certificate of Merger of Domestic Corporation and Foreign Corporation filed with State of Delaware April 30, 2001. Incorporated by reference to Exhibit 2.3 to the Company's Form SB-2 filed with the Securities and Exchange Commission on January 3, 2003 (File No. 333-102348).
3.1	Certificate of Incorporation. Incorporated by reference to Exhibit 4.1 to the Company's Form S-8 dated July 23, 2001 filed with the Securities and Exchange Commission on August 1, 2001 (File No. 333-66484).
3.2	Certificate of Amendment of Certificate of Incorporation. Incorporated by reference to Exhibit 3.2 to the Company's Form SB-2 filed with the Securities and Exchange Commission on January 3, 2003 (File No. 333-102348).
3.3	Amended and Restated By-laws of WorldWater Incorporated by reference to Exhibit 4.2 to the Company's Form S-8 dated July 23, 2001 filed with the Securities and Exchange Commission on August 1, 2001 (File No. 333-66484).
3.4	Certificate of Amendment of Certificate of Incorporation dated July 7, 2005. Incorporated by reference to Exhibit 3.4 to the Company's Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2006 (File No. 00016936).
3.5	Certificate of Amendment of Certificate of Incorporation dated October 11, 2006. Incorporated by reference to Exhibit 3.5 to the Company's Form 10-KSB filed with the Securities and Exchange Commission on April 9, 2007.
4.1	Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock dated November 29, 2006. Incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on December 5, 2006 (File No. 000-16936).
10.1	Securities Purchase Agreement between WorldWater Corp. and SBI Brightline VIII LLC dated April 1, 2004. Incorporated by reference to Exhibit 10.1 to the Company's Form SB-2filed with the Securities and Exchange Commission on July 30, 2004 (File No. 333-115561).
10.2	Term Credit Agreement dated March 29, 2004 by and among WorldWater Corp., Hong Kong League Central Credit Union; HIT Credit Union and SBI Advisors, LLC. Incorporated by reference to Exhibit 10.2 to the Company's Form SB-2 filed with the Securities and Exchange Commission on July 30, 2004 (File No. 333-115561).
10.3	Stock Purchase Warrant dated March 29, 2004. Incorporated by reference to Exhibit 10.3 to Company's Form SB-2 filed with the Securities and Exchange Commission on July 30, 2004 (File No. 333-115561).

10.4	Registration Rights Agreement by and between WorldWater and SBI Advisors, LLC dated as of March 29, 2004 Incorporated by reference to Exhibit 10.4 to the Company's Form SB-2 filed with the Securities and Exchange Commission on July 30, 2004 (File No. 333-115561).
10.5	Forms of Warrant Purchase Agreements between WorldWater and certain Selling Stockholders. Incorporated by reference to Exhibit 10.5 to the Company's Form SB-2 filed with the Securities and Exchange Commission on February 11, 2005 (File No. 333-122756).
10.6	Form of Registration Rights Agreement between WorldWater and certain Selling Stockholders. Incorporated by reference to Exhibit 10.6 to the Company's Form SB-2 filed with the Securities and Exchange Commission on February 11, 2005 (File No. 333-122756).
10.7	Restricted Stock Agreement for Quentin T. Kelly dated July 1, 2002. Incorporated by reference to Exhibit 10.12 to the Company's Form SB-2 filed with the Securities and Exchange Commission on January 3, 2003 (File No. 333-102348).
10.8	Quentin T. Kelly Employment Agreement dated effective as of January 1, 2007. Incorporated by reference to Exhibit 10.8 to the Company's Form 10-KSB filed with the Securities and Exchange Commission on April 9, 2007.
10.9	Douglas Washington Employment Agreement dated effective as of January 1, 2007. Incorporated by reference to Exhibit 10.9 to the Company's Form 10-KSB filed with the Securities and Exchange Commission on April 9, 2007.
10.10	Larry Crawford Employment Agreement dated effective as of January 1, 2007. Incorporated by reference to Exhibit 10.10 to the Company's Form 10-KSB filed with the Securities and Exchange Commission on April 9, 2007.
10.11	James S. Brown Employment Agreement dated May 24, 2004. Incorporated by reference to Exhibit 10.10 to the Company's Form SB-2 filed with the Securities and Exchange Commission on February 11, 2005 (File No. 333-122756).
10.12	Securities Purchase Agreement dated as of July 21, 2005 between WorldWater & Power Corp., a Delaware corporation as the Company and Camofi Master LDC, its successors and assigns as Purchaser. Incorporated by reference to 10.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on July 28, 2005 (File No. 000-16936).
10.13	Registration Rights Agreement dated as of July 21, 2005 between WorldWater & Power Corp., a Delaware corporation and CAMOFI Master LDC as Purchaser. Incorporated by reference to 10.3 to the Company's Form 8-K filed with the Securities and Exchange Commission on July 28, 2005 (File No. 000-16936).
10.14	Common Stock Purchase Warrant dated July 21, 2005 issued to CAMOFI Master LDC as Holder for 9,027,778 shares of common stock of WorldWater & Power Corp. at the exercise price of $0.18 per share and terminating on July 21, 2009. Incorporated by reference to 10.5 to the Company's Form 8-K filed with the Securities and Exchange Commission on July 28, 2005 (File No. 000-16936).
10.15	Common Stock Purchase Warrant dated July 21, 2005 issued to CAMOFI Master LDC as Holder for 1,277,778 shares of common stock of WorldWater & Power Corp. at the exercise price of $0.22 per share and terminating on July 21, 2009. Incorporated by reference to 10.6 to the Company's Form 8-K filed with the Securities and Exchange Commission on July 28, 2005 (File No. 000-16936).
10.16	Common Stock Purchase Warrant dated July 25, 2005 issued to The Water Fund, LP for 416,667 shares of common stock of WorldWater & Power Corp. at the exercise price of $0.22 per share and terminating on August 15, 2009. Incorporated by reference to 10.17 to the Company's Form SB-2 filed with the Securities and Exchange Commission on October 21, 2005 (File No. 33-0123045).

10.17	Common Stock Purchase Warrant dated July 25, 2005 issued to The Water Fund, LP for 416,667 shares of common stock of WorldWater & Power Corp. at the exercise price of $0.22 per share and terminating on August 15, 2009. Incorporated by reference to 10.18 to the Company's Form SB-2 filed with the Securities and Exchange Commission on October 21, 2005 (File No. 33-0123045).
10.18	Investment Agreement dated as of November 29, 2006 between WorldWater & Power Corp., a Delaware corporation as the Company and Emcore Corporation. Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on December 5, 2006 (File No. 000-16936).
10.19	Registration Rights Agreement dated as of November 29, 2006 between WorldWater & Power Corp., a Delaware corporation and Emcore Corporation. Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed with the Securities and Exchange Commission on December 5, 2006 (File No. 000-16936).
10.20	Letter Agreement dated as of November 29, 2006 between WorldWater & Power Corp., a Delaware corporation and Emcore Corporation. Incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed with the Securities and Exchange Commission on December 5, 2006 (File No. 000-16936).
10.21	Series D Convertible Preferred Stock Purchase Warrant dated November 29, 2006 issued to Emcore Corporation for 505,044 shares of Series D Convertible Preferred Stock of WorldWater & Power Corp. at the exercise price of $3.17 per share and terminating on November 29, 2016. Incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed with the Securities and Exchange Commission on December 5, 2006 (File No. 000-16936).
31.1	Certification by the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification by the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

WorldWater & Solar Technologies Corp.
(formerly WorldWater & Power Corp.)
(Registrant)

By:	/s/ QUENTIN T. KELLY Quentin T. Kelly, Chairman/Chief Executive Officer	Date:	March 5, 2008
By:	/s/ LARRY L. CRAWFORD Larry L. Crawford Executive Vice President/ ChiefFinancial Officer		March 5, 2008

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-KSB/A has been signed by the following persons in the capacities and as of the dates indicated:

Signature	Title	Date

/s/ QUENTIN T. KELLY Quentin T. Kelly	Chairman. Chief Executive Officer	March 5, 2008
/s/ LARRY L. CRAWFORD Larry L. Crawford	Executive Vice President, Chief Financial Officer	March 5, 2008
/s/ JOSEPH CYGLER Joseph Cygler	Director	March 5, 2008
/s/ DR. HONG HOU Dr. Hong Hou	Director	March 5, 2008
/s/ DR. DAVINDER SETHI Dr. Davinder Sethi	Director	March 5, 2008
Reuben F. Richards, Jr.	Director	March 5, 2008
/s/ LANGE SCHERMERHORN Lange Schermerhorn	Director	March 5, 2008
Harrison Wellford	Director	March 5, 2008

EXHIBIT INDEX

31.1	Certification by the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification by the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

QuickLinks

PART I.
  ITEM 1. DESCRIPTION OF BUSINESS
  ITEM 2. DESCRIPTION OF PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
PART II.
  ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATION
WORLDWATER & SOLAR TECHNOLOGIES CORP. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS FOR THE YEARS ENDED DECEMBER 31, 2006 AND DECEMBER 31, 2005
WORLDWATER & SOLAR TECHNOLOGIES CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2006 AND DECEMBER 31, 2005
WORLDWATER & SOLAR TECHNOLOGIES CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2006 AND DECEMBER 31, 2005
WORLDWATER & SOLAR TECHNOLOGIES CORP.AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY FOR THE YEARS ENDED DECEMBER 31, 2006 AND DECEMBER 31, 2005 (Restated)
WORLDWATER & SOLAR TECHNOLOGIES CORP. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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