Form 10-Q/A
period 2007-03-31
WORLDWATER & SOLAR TECHNOLOGIES CORP.
filed 2008-03-05
CIK 811271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 3

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

As of May 10, 2007, the Registrant had outstanding 165,373,540 shares of Common Stock, $0.001 par value outstanding.

EXPLANATORY NOTE

Restatement of Financial Statements due to Review of a Convertible Debt Instrument

December 31 2005 and 2006

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

The total impact of this restatement on the Company’s statement of operations was to increase the net loss applicable to common stockholders for the quarter ended March 31, 2007 by approximately $30,000, and to increase the net loss applicable to common stockholders by approximately $2,152,000 for the quarter ended March 31, 2006.

December 31, 2006

The Company noted an error in its calculation of its “Preferred Stock Dividends attributable to Beneficial Conversion and warrant amortization” in its December 31, 2006 financial statements, which was a result of the issuance of its November 2006 Series D Preferred Stock and Warrants.  The Company failed to properly account for the preferred stock discount attributable to the warrants as outlined in EITF 00-27, Part II Issue I.  As a result, the Company increased its “Preferred Stock Dividends attributable to Beneficial Conversion and warrant amortization” from $3,184,642 to $4,066,796.  The Company recorded the value of the warrants and preferred stock, net of issuance costs, as mezzanine in the December 31, 2006 balance sheet.  The company will reclassify the relative fair value assigned to the warrants separately from the preferred stock in the accompanying financial statements.

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

WORLDWATER & SOLAR TECHNOLOGIES CORP.
TABLE OF CONTENTS

WORLDWATER & SOLAR TECHNOLOGIES CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2007 AND DECEMBER  31, 2006

	March 31, 2007	December 31, 2006
	(Unaudited)	(Restated)
	(Restated)	*
Assets
Current Assets:
Cash and cash equivalents	$2,997,487	$5,770,595
Restricted cash and cash equivalents	—	31,257
Accounts receivable, net of allowance for doubtful accounts of $29,257 as of March 31, 2007 and December 31, 2006	3,543,691	5,288,241
Accounts receivable, other	22,500	22,500
Inventory	1,749,578	748,470
Costs and estimated earnings/losses in excess of billings	3,044,819	2,548,427
Prepaid expenses and deposits	927,413	1,763,293
Advances to employees	39,525	33,676
Total Current Assets	12,325,013	16,206,459

Equipment and Leasehold Improvements, Net	240,085	195,808

Intangible And Other Assets
Deferred costs on proposed acquisition	911,442	790,769
Other intangible assets, net	56,667	66,667
Deposits	133,709	8,443
Total Assets	$13,666,916	$17,268,146

Liabilities and Stockholders’ Deficiency

Current Liabilities:
Accounts payable and accrued expenses	$2,944,252	$4,862,877
Long-term debt and notes payable, current portion	169,029	360,897
Customer deposits	6,453	43,453
Renewable Energy Credit guarantee liability, current portion	85,982	98,710
Billings in excess of costs and estimated earnings/losses	93,200	149,245
Notes payable, related parties	—	3,000
Total Current Liabilities	3,298,916	5,518,182

Long-term debt and notes payable	66,005	38,456
Renewable Energy Credit guarantee liability, net of current portion	250,844	250,844
Total Liabilities	3,615,765	5,807,482

Convertible Redeemable Preferred Stock
Series C convertible redeemable preferred stock	750,000	750,000
Series D convertible redeemable preferred stock	11,179,561	11,179,561
Series D preferred warrants	954,827	954,827
Total Convertible Redeemable Preferred Stock	12,884,388	12,884,388

Stockholders’ Deficiency:
Preferred Stock 7% Convertible $.01 par value authorized 10,000,000; issued and outstanding:	—	—
Series B 611,111 shares liquidation preference $550,000 as of March 31, 2007 and December 31, 2006	6,111	6,111
Common Stock, $.001 par value; authorized 275,000,000; 152,043,300 issued and outstanding at March 31, 2007 and 149,359,052 issued and outstanding at December 31, 2006	152,043	149,359
Additional paid-in capital	48,327,475	47,567,963
Accumulated deficit	(51,318,866)	(49,147,157)
Total Stockholders’ Deficiency	(2,833,237)	(1,423,724)
Total Liabilities and Stockholders’ Deficiency	$13,666,916	$17,268,146

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

WORLDWATER & SOLAR TECHNOLOGIES CORP.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

FOR THE QUARTER ENDED MARCH 31, 2007

(UNAUDITED)

(Restated)

					Additional	Additional
					Paid-In	Paid-In
	Preferred Stock		Common Stock		Capital	Capital	Accumulated
	Shares	Par Value	Shares	Par Value	(Preferred)	(Common)	Deficit	Total

Balance, December 31, 2006 (Restated)	611,111	$6,111	149,359,052	$149,359	$537,331	$47,030,632	(49,147,157)	$(1,423,724)
Conversion of convertible notes	—	—	1,233,666	1,234	—	183,816	—	185,050

Issuance of common stock:
For services	—	—	600,000	600	—	131,400	—	132,000
Exercise of warrants	—	—	44,666	45	—	8,888	—	8,933
Exercise of options	—	—	726,450	726	—	153,942	—	154,668
In lieu of payment of interest	—	—	79,466	79	—	25,657	—	25,736

Warrants granted for services	—	—	—	—	—	60,000	—	60,000

Share-based employee compensation cost	—	—	—	—	—	195,809	—	195,809

Net loss	—	—	—	—	—	—	(2,171,709)	(2,171,709)
Balance, March 31, 2007	611,111	$6,111	152,043,300	$152,043	$537,331	$47,790,144	$(51,318,866)	$(2,833,237)

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

The total impact of this restatement on the Company’s statement of operations was to increase the net loss applicable to common stockholders for the quarter ended March 31, 2007 by approximately $30,000, and to increase the net loss applicable to common stockholders by approximately $2,152,000 for the quarter ended March 31, 2006.

The Company noted an error in its calculation of its “Preferred Stock Dividends attributable to Beneficial Conversion and warrant amortization” in its December 31, 2006 financial statements, which was a result of the issuance of its November 2006 Series D Preferred Stock and Warrants.  The Company failed to properly account for the preferred stock discount attributable to the warrants as outlined in EITF 00-27, Part II Issue I.  As a result, the Company increased its “Preferred Stock Dividends attributable to Beneficial Conversion and warrant amortization” from $3,184,642 to $4,066,796.  The Company recorded the value of the warrants and preferred stock, net of issuance costs, as mezzanine in the December 31, 2006 balance sheet.  The company will reclassify the relative fair value assigned to the warrants separately from the preferred stock in the accompanying financial statements.

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

The following table reflects the impact of the restatement on the Consolidated Balance Sheets (in thousands):

	March 31, 2007	March 31, 2007
	(as previously	(restated)
	reported)
Selected Balance Sheet Data:
Long-term debt and notes payable, current portion	$304	$169
Total current liabilities	3,434	3,299
Long-term debt and notes payable	100	66
Series D Preferred Warrants	0	955
Total liabilities	3,785	3,616
Additional paid-in capital	48,253	48,327
Accumulated deficit	(51,414)	(51,319)
Total stockholders’ deficiency	(3,003)	(2,833)

The following table reflects the impact of the restatement on the Consolidated Statements of Operations (in thousands, except per share data):

	Quarter Ending
	March 31, 2007	March 31, 2007	March 31, 2006	March 31, 2006
	(as previously	(restated)	(as previously	(restated)
	reported)		reported)
Selected Statement of Operations Data:
Interest expense, net	$(29)	$—	$(521)	$—
Interest Income	47	—	4	—
Interest Income, (Expense), net	—	18	—	(186)
Beneficial conversion and Warrant amortization	—	(30)	—	(2,484)
Total other (expense) income, net	(18)	(13)	(1,667)	(3,820)
Net loss	(2,130)	(2,160)	(3,576)	(5,728)
Net loss attributable to common shareholders	(2,141)	(2,172)	(3,576)	(5,728)
Basic and dilluted net loss per share(1)	(0.01)	(0.01)	(0.03)	(0.05)

The following table reflects the impact of the restatement on the Consolidated Statements of Cash Flows (in thousands, except per share data):

	Quarter Ending
	March 31, 2007	March 31, 2007	March 31, 2006	March 31, 2006
	(as previously	(restated)	(as previously	(restated)
	reported)		reported)
Selected Cash Flow Data:
Net loss	$(2,130)	$(2,160)	$(3,576)	$(5,728)
Beneficial Conversion feature of convertible notes	—	—	992	—
Beneficial conversion and Warrant amortization	—	30	—	2,484
Amortization of warrant exercise inducement fee expense	—	—	—	992
Interest expense, net	—	—	420	88

The following table reflects the impact of the restatement on the Consolidated Statement of Stockholders’ Deficiency (in thousands, except per share data):

	Quarter Ending
	March 31, 2007	March 31, 2007
	(as previously	(restated)
	reported)
Selected Stockholders’ Deficiency Data:
Net loss	$(2,141)	$(2,172)
Balance, Additional Paid-In Capital (Common)	47,715	48,327
Balance, Accumulated Deficit	(51,414)	(51,319)
Total Stockholders’ Deficiency	(3,003)	(2,833)

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

Note (3)   Nature of the Business

Effective May 2, 2007 the Company announced that the Board of Directors has approved a change in its corporate name to WorldWater & Solar Technologies Corp (formerly WorldWater & Power Corp). The stock symbol WWAT.OB remains the same.

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

Renewable Energy Credit Guarantee (RECs)

Under the equipment sales contract for the 267,840 kW (DC) solar-driven irrigation and energy system built in 2004 and a 42.7 kW solar-pumping and energy system currently in construction, the Company has guaranteed the price of certain Renewable Energy Certificates (RECs) to be generated by the installation during the first seven years of operation. Based on current market indications, the Company estimates its guarantee obligation may result in a potential loss of $452,907 which is tied to the future market and trading value of RECs traded in California. The liability was recorded in accordance with FIN 45, paragraph 8, whereby the Company determined the maximum number of kwh to be generated over the seven year span to be 3,148,936 (449,848 x 7), multiplied by the guaranteed amount of $0.125, resulting in a liability of $393,617. Without the knowledge of the future value of these RECs, the Company recorded as reductions of Contract Revenue: estimated losses of $393,617, $59,290 and $0 in the years ended December 31, 2004, 2005, and 2006, respectively, and $0 in the quarter ended March 31, 2007. Adjustments to the estimated guarantee obligation will be recognized as an adjustment of revenue over the seven year term of the respective guarantee obligations. As of March 31, 2007 the Company has made payments on this guarantee in the amount of $96,214.

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

As of March 31, 2007
Warrants	24,698,207
Debt conversion rights	1,454,470
Stock options	18,689,781
Stock Purchase Agreement Rights	1,511,946
Preferred stock conversion rights	51,462,759
Total	97,817,163

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

Note (9)   Long-Term Debt and Notes Payable

Long-term debt (including convertible debt) and notes payable, excluding related party transactions (see Related Party Transaction note below), consist of the following uncollateralized loans outstanding at March 31, 2007 and December 31, 2006:

					Option
					to Pay		Potential
					Interest		Number of
					in either	Conversion	Shares	December 31, 2006		March 31, 2007
		Stated	Effective		Common	Price of	Upon		Net			Net
Maturity	Holders	Interest	Interest	Interest	Stock	Common	Conversion	Face	Amount	Face		Amount
Date	of Loans	Rate	Rate	Period	or Cash	Stock	@ 3/31/07	Amount	Outstanding	Amount		Outstanding
2007	Funds & Qualified Individual Investors	10%	19-30%	Semi-Annual	Yes	$0.15	—	185,050	165,050	—	(a)	—
2008	Funds & Qualified Individual Investors	10%	625%	Majority Monthly	Yes	$0.18	1,111,111	200,000	20,000	200,000	(b)	30,397
On Demand	Qualified Individuals	0 to 10%	0 to 15%	Majority Monthly & Semi-Annual	No	N/A	N/A	30,347	30,347	23,529	(c)	23,529
On Demand	Qualified Individual Investors	10%	10%	Maturity	No	$0.400	132,500	53,000	53,000	53,000	(d)	53,000
Stated Maturity Date 1997	Qualified Individual Investor	8%	8%	Maturity	No	$0.400	125,000	50,000	50,000	50,000	(e)	50,000
Not Stated	Qualified Individual Investors	Not stated— imputed at 4.5%	4.50%	Not stated	N/A	$0.495	85,859	42,500	42,500	42,500	(f)	42,500
2010	Financial Institution	8%		Monthly principal & interet payments	No	N/A	N/A	38,456	38,456	35,608	(g)	35,608
						Total	1,454,470	$599,353	$399,353	$404,637		$235,034
							Less current portion		360,897			169,029
							Long-term portion		$38,456			$66,005

(a)           In 2004, the company entered into loan agreements with individual investors totaling $912,550. These loan agreements bear a stated interest rate of 10%, an effective interest rate of between 19-30%, with a conversion price of $0.15.  These loan agreements were paid off in the quarter ending March 31, 2007.

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

As of March 31, 2007 there was $200,000 of the July 2005 convertible note outstanding.

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

The Company will be amortizing the debt discount over the term of the debt using the effective interest method (EITF 00-27, Issue #6). If and when a conversion (or partial conversion) occurs, any unamortized debt discount will be accelerated (proportionately) and recognized in that period’s statement of operations.

The aggregate fair value of the common stock that the holder received (assuming all $3,600,000 of debt was converted to 20,000,000 shares of common stock) was $5,600,000.  This amount exceeded the proceeds of $3,600,000 by $2,000,000.

For the quarter and year ended March 31, 2007, the Company recognized interest expense related to the July 2005 convertible notes in the amount of $30,397.

(c)           Loans payable to individual investors totaling $518,600. These loans were entered into in 1997. The notes bear 10% interest and are payable on demand.  The loan balance as of March 31, 2007 was $30,347.

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

(g)           Loans payable to individual investors totaling $110,747. These loans were entered into in 2005. The notes bear 8% interest and had an original maturity date in 2010.  The loan balance as of March 31, 2007 was $38,456.

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

Dividends on the Series B were accrued through September 30, 2004 at the rate of 7% and shown as “Accretion of preferred stock dividends’ in the Consolidated Statements of Operations.

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

On November 29, 2006, the Company recorded preferred stock dividends related to a Beneficial Conversion Feature of the Series D Preferred Stock and the value associated with the Series D Preferred Stock Warrants, which needed to be recognized on the preferred shares of 4,892,857 and warrants of 505,044, respectively. After calculating the intrinsic value, based on the relative fair values of the warrants and preferred stock, an adjustment of $4,066,796 was recorded as a preferred stock dividend. EITF 98-5 paragraph 8, indicates the following “For convertible preferred securities, any recorded discount resulting from allocation of proceeds to the beneficial conversion feature is analogous to a dividend and should be recognized as a return to the preferred shareholders over the minimum period from the date of issuance to the date at which the preferred shareholders can realize that return (that is, through the date of earliest conversion) using the effective yield method.” In the Company’s case, the discount was recognized as a Preferred Stock Dividend on the day of issuance since the earliest conversion date was immediately. The Company recorded a debit to Preferred Stock Dividend and a Credit to Additional Paid in Capital, which is in accordance with Case 1(a) of  EITF 98-5.

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

As of March 31, 2007
Number of authorized common shares:	275,000,000
Less common shares outstanding:	152,043,300
Less potential issuable common shares:
Warrants	24,698,207
Debt conversion rights	1,454,470
Stock options	18,689,781
Stock purchase agreement rights	1,511,946
Preferred stock conversion rights	51,462,759
97,817,163
Available common shares to be issued:	25,139,537

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

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level and ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Act”), are recorded, processed, summarized and reported, within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act are accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Such evaluation did not identify any change in the year ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting; however, one area of material weakness was identified.

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

The Company believes, that because of the limited number of projects completed in the quarter ended March 31, 2007, and the recruitment of its new CFO, Corporate Controller, Project Controller, Assistant Controller, Contract Analyst, and additional Accounts Payable Clerk, the Company’s disclosure controls and procedures are effective at the reasonable assurance level. The Company agrees with its independent auditors that its system of internal control and reporting controls should be improved in line with expected continued growth in commercial operations and intends to take the implementation steps to improve its accounting functions. The impact of the above conditions was relevant to the quarter ended March 31, 2007 and did not affect the results of this period or any prior period.

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
Larry L. Crawford
Executive Vice President/Chief Financial Officer