Form 10-Q/A
period 2007-06-30
WORLDWATER & SOLAR TECHNOLOGIES CORP.
filed 2008-03-05
CIK 811271

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

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

WORLDWATER & SOLAR TECHNOLOGIES CORP.

WORLDWATER & SOLAR TECHNOLOGIES CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2007 AND DECEMBER  31, 2006

	June 30, 2007	December 31, 2006
	(Unaudited)	(Restated)
	(Restated)	*
Assets
Current Assets:
Cash and cash equivalents	$8,003,249	$5,770,595
Restricted cash and cash equivalents	—	31,257
Accounts receivable, net of allowance for doubtful accounts of $29,257 as of June 30, 2007 and December 31, 2006	2,084,996	5,288,241
Inventory	1,901,891	748,470
Costs and estimated earnings/losses in excess of billings	2,778,003	2,548,427
Prepaid expenses and deposits	1,020,253	1,785,793
Advances to employees	54,525	33,676
Total Current Assets	15,842,917	16,206,459

Equipment and Leasehold Improvements, Net	335,593	195,808

Intangible And Other Assets
Deferred costs on proposed acquisition	1,411,442	790,769
Other intangible assets, net	46,667	66,667
Deposits	133,710	8,443
Total Assets	$17,770,329	$17,268,146

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable and accrued expenses	$3,058,139	$4,862,877
Long-term debt and notes payable, current portion	165,114	360,897
Customer deposits	41,454	43,453
Renewable Energy Credit guarantee liability, current portion	73,113	98,710
Billings in excess of costs and estimated earnings/losses	4,400	149,245
Notes payable, related parties	—	3,000
Total Current Liabilities	3,342,220	5,518,182

Long-term debt and notes payable	94,018	38,456
Renewable Energy Credit guarantee liability, net of current portion	250,844	250,844
Total Liabilities	3,687,082	5,807,482

Convertible Redeemable Preferred Stock
Series C convertible redeemable preferred stock	750,000	750,000
Series D convertible redeemable preferred stock	11,179,561	11,179,561
Series D preferred warrants	954,827	954,827
Total Convertible Redeemable Preferred Stock	12,884,388	12,884,388

Stockholders’ Equity
Preferred Stock 7% Convertible $.01 par value authorized 10,000,000; issued and outstanding:	—	—
Series B 611,111 shares liquidation preference $550,000 as of June 30, 2007 and December 31, 2006	6,111	6,111
Common Stock, $.001 par value; authorized 275,000,000; 169,813,385 issued and outstanding at June 30, 2007 and 149,359,052 issued and outstanding at December 31, 2006	169,813	149,359
Additional paid-in capital	55,159,962	47,567,963
Accumulated deficit	(54,137,027)	(49,147,157)
Total Stockholders’ Equity	1,198,859	(1,423,724)
Total Liabilities and Stockholders’ Equity	$17,770,329	$17,268,146

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

WORLDWATER & SOLAR TECHNOLOGIES CORP.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2007

(UNAUDITED-RESTATED)

					Additional Paid-In	Additional Paid-In	Preferred
	Preferred Stock		Common Stock		Capital	Capital	Stock	Accumulated
	Shares	Par Value	Shares	Par Value	(Preferred)	(Common)	Dividend	Deficit	Total

Balance,December 31, 2006 (RESTATED)	611,111	$6,111	149,359,052	$149,359	$537,331	$47,030,632	$(22,500)	$(49,124,657)	$(1,423,724)
Conversion of convertible notes	—	—	1,233,666	1,234	—	183,816	—	—	185,050

Issuance of common stock:
For services and to induce exercise of warrants	—	—	625,000	625	—	140,775	—	—	141,400
Capital Raise	—	—	10,900,000	10,900	—	5,106,100	—	—	5,117,000
Exercise of warrants	—	—	5,067,073	5,067	—	958,470	—	—	963,537
Exercise of options	—	—	2,549,128	2,549	—	693,492	—	—	696,041
In lieu of payment of interest	—	—	79,466	79	—	25,657	—	—	25,736

Warrants granted for services	—	—	—	—	—	60,000	—	—	60,000

Share-based employee compensation cost	—	—	—	—	—	415,189	—	—	415,189

Share-based non-employee compensation cost	—	—	—	—	—	8,500	—	—	8,500

Net loss	—	—	—	—	—	—	—	(4,967,370)	(4,967,370)
Accretion of Preferred Stock Dividend	—	—	—	—	—	—	(22,500)	—	(22,500)
Balance, June 30, 2007	611,111	$6,111	169,813,385	$169,813	$537,331	$54,622,631	$(45,000)	$(54,092,027)	$1,198,859

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

The following table reflects the impact of the restatement on the Consolidated Balance Sheets (in thousands):

	June 30, 2007	June 30, 2007
	(as previously	(restated)
	reported)
Selected Balance Sheet Data:
Long-term debt and notes payable	232	94
Total liabilities	3,825	3,687
Additional paid-in capital	55,085	55,160
Accumulated deficit	(54,200)	(54,137)
Total stockholders’ equity (deficiency)	1,061	1,199

The following table reflects the impact of the restatement on the Consolidated Statements of Operations (in thousands, except per share data):

	Quarter Ending
	June 30, 2007	June 30, 2007	June 30, 2006	June 30, 2006
	(as previously	(restated)	(as previously	(restated)
	reported)		reported)
Selected Statement of Operations Data:
Beneficial conversion and Warrant amortization	$—	$(31)	$—	$(102)
Interest Income/(Expense), net	(37)	(37)	(86)	(19)
Total other (expense) income, net	(37)	(68)	(474)	(509)
Net loss	(2,776)	(2,807)	(1,964)	(1,999)
Net loss attributable to common shareholders	(2,787)	(2,818)	(1,964)	(1,999)
Basic and dilluted net loss per share (1)	(0.02)	(0.02)	(0.01)	(0.01)

	Six Months Ending
	June 30, 2007	June 30, 2007	June 30, 2006	June 30, 2006
	(as previously	(restated)	(as previously	(restated)
	reported)		reported)
Selected Statement of Operations Data:
Beneficial conversion and Warrant amortization	$—	$(62)	$—	$(2,585)
Interest Income/(Expense), net	(19)	(19)	(603)	(204)
Total other (expense) income, net	$(19)	$(81)	$(2,142)	$(4,328)
Net loss	(4,906)	(4,967)	(5,540)	(7,726)
Net loss attributable to common shareholders	(4,928)	(4,990)	(5,540)	(7,726)
Basic and dilluted net loss per share (1)	(0.03)	(0.03)	(0.04)	(0.06)

The following table reflects the impact of the restatement on the Consolidated Statements of Cash Flows (in thousands, except per share data):

	Six Months Ending
	June 30, 2007	June 30, 2007	June 30, 2006	June 30, 2006
	(as previously	(restated)	(as previously	(restated)
	reported)		reported)
Selected Cash Flow Data:
Amortization of interest expense	$—	$—	$548	$—
Beneficial conversion and Warrant amortization	—	62	—	2,735
Net loss attributable to common shareholders	$(4,906)	$(4,990)	$(5,540)	$(7,726)

The following table reflects the impact of the restatement on the Consolidated Statement of Stockholders’ Deficiency (in thousands, except per share data):

	Six Months Ending
	June 30, 2007	June 30, 2007
	(as previously	(restated)
	reported)
Selected Stockholders’ Deficiency Data:
Net loss	$(4,906)	$(4,967)
Balance, Additional Paid-In Capital (Common)	54,548	54,623
Balance, Accumulated Deficit	(54,200)	(54,137)
Total Stockholders’ Equity	1,061	1,199

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

Renewable Energy Credit Guarantee (RECs)

Under the equipment sales contract for the 267,840 kW (DC) solar-driven irrigation and energy system built in 2004 and a 42.7 kW solar-pumping and energy system currently in construction, the Company has guaranteed the price of certain Renewable Energy Certificates (RECs) to be generated by the installation during the first seven years of operation. Based on current market indications, the Company estimates its guarantee obligation may result in a potential loss of $452,907 which is tied to the future market and trading value of RECs traded in California. The liability was recorded in accordance with FIN 45, paragraph 8, whereby the Company determined the maximum number of kwh to be generated over the seven year span to be 3,148,936 (449,848 x 7), multiplied by the guaranteed amount of $0.125, resulting in a liability of $393,617. Without the knowledge of the future value of these RECs, the Company recorded as reductions of Contract Revenue: estimated losses of $393,617, 59,290 and $0 in the years ended December 31, 2004, 2005, and 2006, respectively, and $0 in the quarter and six months ended June 30, 2007. Adjustments to the estimated guarantee obligation will be recognized as an adjustment of revenue over the seven year term of the respective guarantee obligations. As of June 30, 2007 the Company has made payments on this guarantee in the amount of $118,211.

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

Below is a table of the potential issuable shares as of June 30, 2007:

As of June 30, 2007
Warrants	21,416,025
Debt conversion rights	1,454,470
Stock options	17,701,603
Preferred stock conversion rights	51,462,759
Total	92,034,857

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

Note (9)   Long-Term Debt and Notes Payable

Long-term debt (including convertible debt) and notes payable, excluding related party transactions (see Related Party Transaction note below), consist of the following uncollateralized loans outstanding at June 30, 2007 and December 31, 2006:

					Option
					to Pay		Potential
					Interest		Number of
					in either	Conversion	Shares	December 31, 2006		June 30, 2007
		Stated	Effective		Common	Price of	Upon		Net			Net
Maturity	Holders	Interest	Interest	Interest	Stock	Common	Conversion	Face	Amount	Face		Amount
Date	of Loans	Rate	Rate	Period	or Cash	Stock	@ 6/30/07	Amount	Outstanding	Amount		Outstanding
2007	Funds & Qualified Individual Investors	10%	19-30%	Semi-Annual	Yes	$0.15	—	$185,050	$165,050	$—	(a)	$—
2008	Funds & Qualified Individual Investors	10%	625%	Majority Monthly	Yes	$0.18	1,111,111	200,000	20,000	200,000	(b)	61,748
On Demand	Qualified Individuals	0 to 10%	0 to 15%	Majority Monthly & Semi-Annual	No	N/A	N/A	30,347	30,347	19,614	(c)	19,614
On Demand	Qualified Individual Investors	10%	10%	Maturity	No	$0.400	132,500	53,000	53,000	53,000	(d)	53,000
Stated Maturity Date 1997	Qualified Individual Investor	8%	8%	Maturity	No	$0.400	125,000	50,000	50,000	50,000	(e)	50,000
Not Stated	Qualified Individual Investors	Not stated— imputed at 4.5%	4.50%	Not stated	N/A	$0.495	85,859	42,500	42,500	42,500	(f)	42,500
2010	Financial Institution		8%	Monthly principal & interest payments	No	N/A	N/A	38,456	38,456	32,270	(g)	32,270
						Total	1,454,470	$599,353	$399,353	$397,384		$259,132
							Less current portion		360,897			165,114
							Long-term portion		$38,456			$94,018

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

As of June 30, 2007 there was $200,000 of the July 2005 convertible note outstanding.

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

For the quarter and year ended June 30, 2007, the Company recognized interest expense related to the July 2005 convertible notes in the amount of $31,352 and $61,749, respectively.

(c)           Loans payable to individual investors totaling $518,600. These loans were entered into in 1997. The notes bear 10% interest and are payable on demand.  The loan balance as of June 30, 2007 was $30,347.

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

(g)           Loans payable to individual investors totaling $110,747. These loans were entered into in 2005. The notes bear 8% interest and had an original maturity date in 2010.  The loan balance as of June 30, 2007 was $38,456.

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

Dividends on the Series C Convertible Preferred Stock accrue at the annual rate of 6%, payable the first day of each month, except that during the period July 1, 2006 through June 30, 2007 dividends will be accrued but not paid. As of June 30, 2007, the Series C Convertible Preferred Stock had an accrued amount of $45,000, which paid in July 2007.

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

The common stock issued in connection with the goods and services in Note 11 of the Company’s Form 10Q-A were issued for past services. The Company and the service provider agreed on a number of shares to be issued based on the fair value of the stock in relation to the value of the services rendered.  The Company expensed the fair value of the stock multiplied by the number of shares issued in accordance with FAS 123R, paragraph 7.  The Company notes that the amount expensed in the Company’s Statement of Operations approximates the fair value of the services rendered had the Company paid cash for the services.

Note (12)   Warrant Transactions

The Company accounts for transactions with non-employees, in which financing, goods or services are the consideration received for the issuance of equity warrant instruments under the fair value method. The fair value of warrants issued is calculated using the Black-Scholes pricing model. All warrants are exercisable.

In the six months ended June 30, 2007, the Company raised $963,537 through the exercise of 5,067,073 warrants at an average price of $.19 per share.

Warrant transactions consisted of the following during the six months ended June 30, 2007:

	Exercisable
	Warrants	Stock Price
Warrants Outstanding As of December 31, 2006	24,792,873	$0.15-0.50
(a) Warrants Issued	3,500,000	0.50
Exercise of Warrants	(5,067,073)	0.15-0.50
Warrants Cancelled	(1,809,775)	0.15-0.50
Warrants Outstanding As of June 30, 2007	21,416,025	$0.15-0.85

(a) On April 12, 2007, the Company initiated a private offering. A summary of the offering included 10,900,000 Shares of the Company’s Common stock issued at $0.50 per share, with a five-year warrant attached to purchase 3,500,000 Shares of the Company’s common stock at $0.50. Net proceeds from this offering amounted to $5,117,000. The net proceeds from this Offering are expected to be used by the Company primarily for working capital.

Warrants outstanding expire as follows:

	Warrants	Strike
Year	Expiring	Price
2007	130,000	$0.15-0.30
2008	1,948,697	0.15-0.37
2009	12,218,468	0.15-0.41
2010	—	—
2011	3,618,860	0.22-0.38
2012	3,500,000	0.50
	21,416,025	0.15-0.85

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

Below is a table of the potential issuable shares as of June 30, 2007:

As of June 30, 2007
Number of authorized common shares:	275,000,000
Less common shares outstanding:	169,813,385
Less potential issuable common shares:
Warrants	21,416,025
Debt conversion rights	1,454,470
Stock options	17,701,603
Preferred stock conversion rights	51,462,759
92,034,857
Available common shares to be issued:	13,151,758

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