Form 10-Q/A
period 2007-09-30
WORLDWATER & SOLAR TECHNOLOGIES CORP.
filed 2008-03-05
CIK 811271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment #1

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

September 30, 2007

In the second restatement, as a result of the 12/31/06 amendment (see below), whereby the Company increased its “Preferred Stock Dividends attributable to Beneficial Conversion and warrant amortization” from $3,184,642 to $4,066,796, as a result the Company recorded an increase to APIC, and an increase to Accumulated Deficit of $882,154. This is the only adjustment to the financial statements in this second restatement.

In the first restatement. the Company has amended the following items, based on responses to the SEC Comment letter of January 11, 2008, as stated below:

On the Condensed Consolidated Statement of Operations, the amount on the line item next to Loss from Operations for nine months 2007, was revised to properly reflect a negative balance.

Also, as requested in the comment letter, the Company added the word “RESTATED” in the 9/30/06 portion of the Statement of Operations and the Statement of Cash Flows.

The Company revised footnote #2 in regard to its entering of a Stock and Warrant purchase agreement with Quercus Trust, stating that no recording of warrant expense will be required until such time that additional shares are made available to conclude the transaction. Said shares will not be available until the company can hold a Special Shareholder Meeting, anticipated to be held in the second quarter of 2008.

Finally, the Company revised footnote #4 to correct an amount regarding Renewable Energy Credits from 2005, that was erroneously omitted from the third quarter 2007 footnote.

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

WORLDWATER & SOLAR TECHNOLOGIES CORP.

WORLDWATER & SOLAR TECHNOLOGIES CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

	September 30, 2007	December 31, 2006
	(UNAUDITED)	(RESTATED)
	(RESTATED)	*
Assets

Current Assets:
Cash and cash equivalents	$18,150,175	$5,770,595
Restricted cash	—	31,257
Accounts receivable - trade, (net of allowance of $29,257 and $150,000 at December 31, 2006 and September 30, 2007, respectively)	1,485,054	5,288,241
Accounts receivable - other	—	22,500
Inventory	2,358,433	748,470
Costs and estimated earnings/losses in excess of billings	6,747,648	2,548,427
Prepaid expenses and deposits	1,031,374	1,763,293
Travel advances to employees	54,775	33,676
Total Current Assets	29,827,459	16,206,459

Equipment and Leasehold Improvements, Net	964,982	195,808

Intangible And Other Assets
Other intangible assets, net	36,667	66,667
Deferred costs on proposed acquisition	1,411,442	790,769
Other deposits	133,710	8,443
Total Assets	32,374,260	17,268,146

Liabilities, Convertible Redeemable Preferred Stock, and Stockholders’ Equity/(Deficiency)

Current Liabilities:
Accounts payable and accrued expenses	4,394,806	4,862,877
Long-term debt and notes payable, current portion	184,043	360,897
Notes payable, related parties	—	3,000
Customer deposits	5,000	43,453
Customer deposits - related party	1,675,000	—
REC guarantee liability, current portion	59,388	98,710
Billings in excess of costs and estimated earnings/losses	5,128	149,245
Total Current Liabilities	6,323,365	5,518,182

Long-term debt and notes payable	101,300	38,456
REC guarantee liability, net of current portion	250,845	250,844
Total Liabilities	6,675,510	5,807,482

Convertible redeemable preferred stock
Series C convertible redeemable preferred stock	500,000	750,000
Series D convertible redeemable preferred stock	11,179,561	11,179,561
Series D preferred warrants	954,827	954,827
Total Convertible Redeemable Preferred Stock	12,634,388	12,884,388

Stockholders’ Equity / (Deficiency):
Preferred Stock Convertible $.01 par value authorized 10,000,000; issued and outstanding: Series B 7%- 611,111 shares liquidation preference $550,000 as of September 30, 2007 and December 31, 2006	6,111	6,111
Common Stock, $.001 par value; authorized 275,000,000; 186,651,631 issued and outstanding at September 30, 2007 and 149,359,052 issued and outstanding at December 31, 2006	186,652	149,359
Additional paid-in capital	70,769,942	47,567,963
Accumulated deficit	(57,898,343)	(49,147,157)
Total Stockholders’ Equity / (Deficiency)	13,064,362	(1,423,724)
Total Liabilities, Convertible Redeemable Preferred Stock and Stockholders’ Equity	$32,374,260	$17,268,146

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

* Derived from audited financial statements.

WORLDWATER & SOLAR TECHNOLOGIES CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(UNAUDITED)

	Three Months		Nine Months
	9/30/07	9/30/06	9/30/07	9/30/06
Revenues:		(RESTATED)		(RESTATED)
Contract	$4,368,640	$6,478,269	$7,555,981	$10,077,348
Grant	—	53,429	—	197,851
Total	4,368,640	6,531,698	7,555,981	10,275,199

Cost of Revenues:
Contract	3,804,294	$5,003,323	6,454,979	8,233,354
Grant	—	76,793	—	182,216
Total	3,804,294	5,080,116	6,454,979	8,415,570

Gross Profit (Loss):
Contract	564,346	1,474,946	1,101,002	1,843,994
Grant	—	(23,364)	—	15,635
Total	564,346	1,451,582	1,101,002	1,859,629

Operating Expenses:
Marketing, general and administrative expenses	3,877,200	1,791,387	9,182,634	5,446,202
Research and development expense	552,377	65,979	669,878	217,260
Total Expenses	4,429,577	1,857,366	9,852,512	5,663,462
Loss from Operations	(3,865,231)	(405,784)	(8,751,510)	(3,803,833)

Other (Expense) Income
Debt sourcing fees and commissions	—	1,175	—	(193,388)
Beneficial Conversion and Warrant Amortization	(32,000)	(81,000)	(93,748)	(2,690,983)
Warrant exercise inducement fees	—	(244,444)	—	(1,588,432)
Interest Income/(Expense), Net	144,274	(139,406)	124,931	(318,575)
Total Other (Expense) Income, Net	112,274)	(463,675)	31,183	(4,791,378)
Net Loss	(3,752,957)	(869,459)	(8,720,327)	(8,595,211)

Accretion of preferred stock dividends	(8,359)	—	(30,859)	—

Net Loss Attributable to Common Shareholders	$(3,761,316)	$(869,459)	$(8,751,186)	$(8,595,211)

Net Loss applicable per Common Share (basic and diluted)	$(0.02)	$(0.01)	$(0.05)	$(0.07)

Weighted Average Common Shares Outstanding used in Per Share Calculation	172,186,878	141,276,871	162,434,504	131,268,322

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

WORLDWATER & SOLAR TECHNOLOGIES CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

	2007	2006
		(RESTATED)
Cash Flows from Operating Activities:
Net Loss Applicable to Common Shareholders	$(8,751,186)	$(8,595,211)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of warrants as inducement for warrant exercise	—	1,216,189
Beneficial conversion and warrant amortization	93,748	2,690,983
Stock based employee compensation cost	708,013	852,672
Amortization of interest expense	—	175,750
Amortization of intangibles and loan origination costs	30,000	226,938
Issuance of stock for service	246,994	287,298
Issuance of options and warrants for services	60,000	118,137
Share based non-employee compensation cost	8,500	—
Amortization of deferred compensation	—	22,500
Issuance of stock in lieu of interest	25,737	59,840
Depreciation and amortization	42,456	20,493

Changes in assets and liabilities:
Accounts receivable	3,803,186	(572,384)
Accounts receivable -related parties	22,500	7,825
Inventory	(1,609,963)	66,074
Costs and estimated earnings/losses in excess of billings	(4,199,221)	(2,425,509)
Prepaid expenses and deposits	606,654	38,194
Advances to employees	(21,099)	(16,344)

Accounts payable and other accrued expenses	(468,071)	1,109,742
Accrued losses on construction in progress	—	(33,633)
Billings in excess of costs and estimated earnings/losses	(144,117)	109,547
Renewable energy credits guarantee liability	(39,321)	(46,099)
Customer deposits	(38,453)	(38,266)
Customer deposits - related party	1,675,000	—
Net Cash (Used in) Operating Activities	(7,948,642)	(4,725,264)

Cash Flows from Investing Activities:
Purchase of equipment and leasehold improvements	(811,629)	(168,212)
Deferred costs on proposed acquisition	(620,675)	(500,000)
Net Cash (Used in) Investing Activities	(1,432,304)	(668,212)

Cash Flows from Financing Activities:
Proceeds from issuance of debt, and notes payable with detachable warrant	—	632,007
Proceeds from exercise of warrants and stock options	3,280,478	3,526,986
Proceeds from issuance of redeemable convertible preferred stock	—	750,000
Proceeds from issuance of common stock	18,474,500	—
Increase in Restricted Cash and Restricted Cash Equivalents	31,257	(212,277)
Payments on long-term debt	(25,709)	(28,251)
Net Cash Provided by Financing Activities	21,760,526	4,668,465

Net Increase in cash and cash equivalents	12,379,580	(725,011)

Cash and cash equivalents, Beginning of period	5,770,595	798,649

Cash and cash equivalents, End of period	$18,150,175	$73,638

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

WORLDWATER & SOLAR TECHNOLOGIES CORP.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

(UNAUDITED)

					Additional	Additional
					Paid-In	Paid-In
	Preferred Stock		Common Stock		Capital	Capital	Preferred	Accumulated
	Shares	Par Value	Shares	Par Value	(Preferred)	(Common)	Stock Dividend	Deficit	Total
Balance, December 31, 2006 (RESTATED)	611,111	6,111	149,359,052	149,359	537,331	47,030,632	(22,500)	(49,124,657)	(1,423,724)

Conversion of convertible notes	—	—	1,233,666	1,234	—	183,816		—	185,050
Stock issued for services	—	—	755,000	755	—	245,745		—	246,500
Capital Raise			18,400,000	18,400		18,463,600			18,482,000
Exercise of warrants	—	—	10,793,348	10,793	—	1,740,519		—	1,751,312
Exercise of options	—	—	5,390,074	5,390	—	1,516,770		—	1,522,160
Conversion of Preferred C Stock	—	—	641,025	641	—	249,359		—	250,000
In lieu of payment of interest	—	—	79,466	80	—	25,657		—	25,737
Warrants granted for services	—	—	—	—	—	60,000		—	60,000
Share-based employee compensation cost	—	—	—	—	—	708,013		—	708,013
Share-based non-employee compensation cost	—	—	—	—	—	8,500		—	8,500
Net loss	—	—	—	—	—	—		(8,720,327)	(8,720,327)
Accretion of Preferred Stock Dividends							(30,859)		(30,859
Balance, September 30, 2007	611,111	$6,111	186,651,631	$186,652	$537,331	$70,232,611	$(53,359)	$(57,844,984)	$13,064,362

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

WORLDWATER & SOLAR TECHNOLOGIES CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note (1)   Restatement of Financial Statements due to Review of a Convertible Debt Instrument

September 30, 2007

In the second restatement, as a result of the 12/31/06 amendment (see below), whereby the Company increased its “Preferred Stock Dividends attributable to Beneficial Conversion and warrant amortization” from $3,184,642 to $4,066,796, as a result the Company recorded an increase to APIC, and an increase to Accumulated Deficit of $882,154. This is the only adjustment to the financial statements in this second restatement.

In the first restatement. the Company has amended the following items, based on responses to the SEC Comment letter of January 11, 2008, as stated below:

On the Condensed Consolidated Statement of Operations, the amount on the line item next to Loss from Operations for nine months 2007, was revised to properly reflect a negative balance.

Also, as requested in the comment letter, the Company added the word “RESTATED” in the 9/30/06 portion of the Statement of Operations and the Statement of Cash Flows.

The Company revised footnote #2 in regard to its entering of a Stock and Warrant purchase agreement with Quercus Trust, stating that no recording of warrant expense will be required until such time that additional shares are made available to conclude the transaction. Said shares will not be available until the company can hold a Special Shareholder Meeting, anticipated to be held in the second quarter of 2008.

Finally, the Company revised footnote #4 to correct an amount regarding Renewable Energy Credits from 2005, that was erroneously omitted from the third quarter 2007 footnote.

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

The following table reflects the impact of the restatement on the net loss for the quarters ended September 30, 2007 and September 30, 2006 (in thousands):

	Quarter Ending	Nine Months Ending
	September 30, 2006	September 30, 2006
Increase to Net Loss
Beneficial conversion and Warrant amortization	$81	$(2,691)
Interest expense, net	$—	$424

Total increase to net loss	$81	$2,267

The effects of our restatement on previously reported consolidated financial statements as of September 30, 2006 and for the three and nine months ended September 30, 2006 are summarized as follows.

The following table reflects the impact of the restatement on the Consolidated Balance Sheets (in thousands):

	September 30, 2007	September 30, 2007
	(as previously	(restated)
	reported)
Selected Balance Sheet Data:
Additional paid-in capital	69,888	70,770
Accumulated deficit	(57,016)	(57,898)

	September 30, 2006	September 30, 2006
	(as previously	(restated)
	reported)
Selected Balance Sheet Data:
Long-term debt and notes payable, current portion	947	488
Current Liabilities	4,833	4,373
Long-term debt and notes payable	689	388
Total liabilities	5,838	5,077
Additional paid-in capital	42,931	42,123
Accumulated deficit	(44,173)	(42,604)
Total stockholders’ deficiency	(1,114)	(352)

The following table reflects the impact of the restatement on the Consolidated Statements of Operations (in thousands, except per share data):

	Quarter Ending
	September 30, 2006
	(as previously	September 30, 2006
Selected Statement of Operations Data:	reported)	(restated)
Beneficial conversion and Warrant amortization	$—	$(81)
Total Other (Expense) Income, Net	(383)	(464)
Net Loss	(788)	(869)
Basic and diluted net loss per share	$(0.01)	$(0.01)

	Nine months to Ending
	September 30, 2006
	(as previously	September 30, 2006
Selected Statement of Operations Data:	reported)	(restated)
Beneficial conversion and Warrant amortization	$—	$(2,691)
Interest expense, net	(838)	(414)
Total Other (Expense) Income, Net	(2,524)	(4,791)
Net Loss	(6,328)	(8,595)
Basic and diluted net loss per share	$(0.05)	$(0.07)

The following table reflects the impact of the restatement on the Consolidated Statements of Cash Flows (in thousands, except per share data):

	Nine Months Ending
	September 30, 2006
	(as previously	September 30, 2006
Selected Statement of Cash Flow Data:	reported)	(restated)
Net Loss	$(6,328)	$(8,595)
Beneficial conversion and Warrant amortization	—	2,691
Beneficial conversion feature on convertible notes	—	—
Amortization of interest expense	600	176

The following table reflects the impact of the 2nd restatement on the Consolidated Statement of Stockholders’ Deficiency (in thousands, except per share data):

	Nine Months to Ending
	September 30, 2007	Nine Months Ending
	(as previously	September 30, 2007
Selected Statement of Stockholders’ Deficiency Data:	reported)	(restated)
Additional aid-In Capital (Common)	$69,350	$70,233
Accumulatd Deficit	(56,963)	(57,845)

	Nine Months to Ending
	September 30, 2006	Nine Months Ending
	(as previously	September 30, 2006
Selected Statement of Stockholders’ Deficiency Data:	reported)	(restated)
Additional aid-In Capital (Common)	$42,393	$41,589
Net Loss	(6,328)	(8,595)
Accumulatd Deficit	(44,173)	(42,604)
Total Shareholders’ Deficienty	(1,114)	(352)

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

On September 28, 2007, the Company entered into a Stock and Warrant Purchase Agreement with the Quercus Trust, whereby the Quercus Trust purchased 7.5 million shares of WorldWater’s common stock at a price of $1.782 per share, for total proceeds of $13,365,000. The Agreement also provides for the issuance of warrants to the Quercus Trust for the purchase of 9.0 million additional shares of WorldWater’s common stock at an exercise price of $1.815, subject to certain adjustments. The exercise of warrants into common stock cannot take place until additional shares are authorized at the forthcoming Special Shareholder Meeting anticipated in January 2008. Until such time as authorized shares are made available, the Company will not be required to record any warrant related expense. If sufficient additional shares of common stock have not been authorized by September 28, 2008, the Quercus Trust may require the Company to exchange the warrants for a new class of preferred stock with the following rights, preferences and privileges:  each share of preferred stock will have rights, preferences and privileges equivalent to 1,000 shares of common stock, and shall in addition be automatically convertible into common stock at such time as the Company has sufficient authorized shares of common stock to allow such conversion.

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

WorldWater, Inc., a Delaware Corporation

WorldWater East Africa Ltd., a Tanzanian Corporation

WorldWater Pakistan (PVT.), LTD., a Pakistan Company

Quarterly Financial Information and Results of Operations

The financial statements as of September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006, are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2007, and the results of operations and cash flows for the three and nine months ended September 30, 2007 and 2006. The results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the entire year.  While management of the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Renewable Energy Credit Guarantee (RECs)

Under the equipment sales contract for the 267,840 kW (DC) solar-driven irrigation and energy system built in 2004 and a 42.7 kW solar-pumping and energy system currently in construction, the Company has guaranteed the price of certain Renewable Energy Certificates (RECs) to be generated by the installation during the first seven years of operation. Based on current market indications, the Company estimates its guarantee obligation may result in a potential loss of $452,907 which is tied to the future market and trading value of RECs traded in California. The liability was recorded in accordance with FIN 45, paragraph 8, whereby the Company determined the maximum number of kwh to be generated over the seven year span to be 3,148,936 (449,848 x 7), multiplied by the guaranteed amount of $0.125, resulting in a liability of $393,617. Without the knowledge of the future value of these RECs, the Company recorded as reductions of Contract Revenue: estimated losses of $393,617, $59,290, and $0 in the years ended December 31, 2004, 2005, and 2006, respectively, and $0 in the quarter and nine months ended September 30, 2007. Adjustments to the estimated guarantee obligation will be recognized as an adjustment of revenue over the seven year term of the respective guarantee obligations. As of September 30, 2007 the Company has made payments on this guarantee in the amount of $123,504.

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

Below is a table of the potential issuable shares as of September 30, 2007:

Warrants	15,509,449
Debt conversion rights	1,454,470
Stock options	14,855,107
Preferred stock conversion rights	55,842,797
Total	87,661,823

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

Note (9)   Long-Term Debt and Notes Payable

Long-term debt (including convertible debt) and notes payable, excluding related party transactions (see Related Party Transaction note below), consist of the following uncollateralized loans outstanding at September 30, 2007 and December 31, 2006:

					Option		Potential
					to Pay		Number of
					Interest	Conversion	Shares	December 31, 2006		September 30, 2007
		Stated	Effective		in either	Price of	Upon		Net	Net
Maturity	Holders	Interest	Interest	Interest	Common	Common	Conversion	Face	Amount	Face		Amount
Date	of Loans	Rate	Rate	Period	or Cash	Stock	@ 9/30/07	Amount	Outstanding	Amount		Outstanding
2007	Funds & Qualified Individual Investors	10%	19-30%	Semi-Annual	Yes	$0.15	—	$185,050	$165,050	$—	(a)	$—
2008	Funds & Qualified Individual Investors	10%	625%	Majority Monthly	Yes	$0.18	1,111,111	200,000	20,000	200,000	(b)	93,748
On Demand	Qualified Individuals	0 to 10%	0 to 15%	Majority Monthly & Semi-Annual	No	N/A	N/A	30,347	30,347	13,825	(c)	13,825
On Demand	Qualified Individual Investors	10%	10%	Maturity	No	$0.400	132,500	53,000	53,000	53,000	(d)	53,000
Stated Maturity Date 1997	Qualified Individual Investor	8%	8%	Maturity	No	$0.400	125,000	50,000	50,000	50,000	(e)	50,000
Not Stated	Qualified Individual Investors	Not stated— imputed at 4.5%	4.50%	Not stated	N/A	$0.495	85,859	42,500	42,500	42,500	(f)	42,500
2010	Financial Institution		80%	Monthly principal & interest payments	No	N/A	N/A	38,456	38,456	32,270	(g)	32,270	(g)
						Total	1,454,470	$599,353	$399,353	$391,595		$285,343
							Less current portion		360,897			184,043
							Long-term portion		$38,456			$101,300

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

As of September 30, 2007 there was $200,000 of the July 2005 convertible note remined outstanding to be converted.

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

For the quarter and year-to-date ended September 30, 2007, the Company recognized interest expense related to the July 2005 convertible notes in the amount of $32,000 and $81,000, respectively.

(c)         Loans payable to individual investors totaling $518,600. These loans were entered into in 1997. The notes bear 10% interest and are payable on demand.  The loan balance as of September 30, 2007 was $13,825.

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

(g)         Loans payable to individual investors totaling $110,747. These loans were entered into in 2005. The notes bear 8% interest and had an original maturity date in 2010.  The loan balance as of September 30, 2007 was $38,456.

The maturities of long-term debt (face amount) as of September 30, 2007 are:

2007	$159,325
2008	200,000
2009	—
2010	32,270
Total	$391,595

Note (10)    Related Party Transaction

In the third quarter, the Company announced it had received an order from a related party to produce 22 MobilMaxPure ™ units for use in Darfur, Sudan and Iraq. The proprietary portable solar driven water pumping and purifying units will be purchased for an aggregate of $1,675,000. The units are scheduled to be built and shipped before the end of 2007. The Company received funds for this order during the quarter ended September 30, 2007, which is shown as Customer deposits — related party on the Balance Sheet.

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

Dividends on the Series C Convertible Preferred Stock accrue at the annual rate of 6%, payable the first day of each month, except that during the period July 1, 2006 through June 30, 2007 dividends will be accrued but not paid. As of September 30, 2007, the Series C Convertible Preferred Stock had accrued and unpaid dividends in the aggregate amount of $5,500.

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

Liquidation Preference

Upon liquidation, holders of the Series C and D Convertible Redeemable Preferred Stock will be entitled to the greater of (1) a per share amount equal to the original purchase price plus any dividends accrued but not paid and (2) the amount that the holder would receive in respect of a share of Series C and D, preferred if immediately prior to dissolution and liquidation, all shares of Series C and D Convertible Redeemable Preferred Stock were converted into shares of common stock. The liquidation preference of Series C and D is $505,474 and $13,500,000, respectively.

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

Warrant transactions consisted of the following during the nine months ended September 30, 2007:

	Exercisable
	Warrants	Stock Price
Warrants Outstanding As of December 31, 2006	24,792,873	$0.15-0.50
a) Warrants Issued	3,500,000	0.50
Exercise of Warrants	(10,793,348)	0.15-0.50
Warrants Cancelled	(1,990,076)	0.15-0.50
Warrants Outstanding As of September 30, 2007	15,509,449	$0.15-0.50

a) On April 12, 2007, the Company initiated a private offering. A summary of the offering included 10,900,000 Shares of the Company’s Common stock issued at $0.50 per share, with a five-year warrant attached to purchase 3,500,000 Shares of the Company’s common stock at $0.50. Net proceeds from this offering amounted to $5,117,000. The net proceeds from this Offering are expected to be used by the Company primarily for working capital.

Warrants outstanding expire as follows:

	Warrants	Strike
Year	Expiring	Price
2007	80,000	$0.15
2008	772,363	0.15-0.37
2009	6,838,226	0.15-0.41
2010	—	—
2011	4,318,860	0.22-0.38
2012	3,500,000	0.50
	15,509,449	0.15-0.50

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

Beneficial Conversion and Warrant amortization.  This expense is a non-cash charge incurred as a result of the market price of the Company’s common stock on the date of issuance of convertible notes being higher than the conversion price of the convertible notes being issued.  In the nine months ended September 30, 2007 the Company recorded a beneficial conversion and warrant amortization of $94,000 compared to $2,691,000 in the same period in 2006.

Warrant Exercise Inducement expense.  There was no recorded expense in the nine months ended September 30, 2007 as compared to $1,588,000 in the same period 2006.

Interest Income/(Expense), Net.   Interest Income was $125,000 for the nine months ended September 30, 2007, as compared to Interest Expense ($319,000) for the same period in 2006. This significant decrease is mainly due to the positive effect of our capital raises in the fourth quarter 2006, second quarter 2007, and third quarter 2007, along with significant decreases in long-term debt being carried from 2006 to 2007.

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

Increases (decreases) in non-cash charges:
Beneficial conversion and Warrant amortization	$(2,597,000)
Stock-based employee compensation cost	(145,000)
Amortization of interest expense	(176,000)
Amortization of loan origination costs	(197,000)
Issuance of stock for services	(40,000)
Issuance of options and warrants for services	(58,000)
Share-based non-employee compensation cost	9,000
Amortization of deferred compensation	(23,000)
Issuance of stock in lieu of interest	(34,000)
Depreciation and amortization	22,000
Issuance of warrants as inducement for exercise	(1,216,000)
(4,455,000)
Changes in timing of cash receipts and disbursements related to working capital items	1,388,000
(3,067,000)
Change in net loss-2007 compared to 2006	(156,000)
Increase in net cash used in operating activities	$(3,223,000)

Cash Flows from Investing Activities

	Nine Months ended September 30,
	2007	2006
Net Cash Used in Investing Activities	$(1,432,000)	(668,000)

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

Below is a table of the potential issuable shares as of September 30, 2007:

As of September 30, 2007
Number of authorized common shares:	275,000,000
Less common shares outstanding:	186,651,631
Less potential issuable common shares:
Warrants	15,509,449
Debt conversion rights	1,454,470
Stock options	14,855,107
Preferred stock conversion rights	55,842,797
87,661,823
Available common shares to be issued:	686,546

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

WorldWater & Solar Technologies Corp.(formerly WorldWater & Power Corp.)
(Registrant)

By:	/s/ QUENTIN T. KELLY	Date:	March 5,2008
Quentin T. Kelly
Chief Executive Office/
Chairman of the Board

By:	/s/ LARRY L. CRAWFORD		March 5,2008

Larry L. Crawford
Executive Vice President/Chief
Financial Officer