Form 10-K
period 2007-12-31
WORLDWATER & SOLAR TECHNOLOGIES CORP.
filed 2008-03-28
CIK 811271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

Commission file number: 000-16936

WorldWater & Solar Technologies Corp.

(formerly WorldWater & Power Corp.)

(Name of issuer in its charter)

Delaware	33-0123045
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

200 Ludlow Drive, Ewing, NJ	08638
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (609) 818-0700

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value

                                                Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

                                                Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

                                                Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

                                                Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

                                                Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

                                                Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

                                                The issuer’s revenues for its most recent fiscal year was $18,466,020.

                                                On June 29, 2007 the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $227,009,279.

                                                As of February 29, 2008 the Registrant had outstanding 189,352,674 shares of Common Stock and 6,778,989 shares of Preferred Stock.

DOCUMENTS INCORPORATED BY REFERENCE

                                                None.

PART I.

ITEM 1.  BUSINESS

a)             OVERVIEW

                WorldWater & Solar Technologies Corp. (“WorldWater/Company”) is an international solar engineering and project management company with unique, high-powered solar electric technology and expertise, providing alternative energy solutions to a wide variety of customers in both domestic and international markets. Until 2002, WorldWater’s business was focused exclusively on providing developing countries with water and power solutions. Since then, following power advances in its technology, the Company has placed increasing emphasis on domestic markets, principally in California, New Jersey, and their surrounding states, and is addressing the needs of residential, commercial and industrial customers, in both the public and private sectors. The Company will continue to selectively submit proposals to various foreign governments in need of solving critical water supply and energy problems using the Company’s proprietary solar technology.

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

On January 28, 2008, the Company completed the acquisition of  ENTECH, Inc.   With the combined technologies of the Company and ENTECH, we believe our solar systems will be capable of generating and delivering electrical and thermal energy on site at prices competitive to retail prices without relying on government sponsored rebates. ENTECH’s patented concentrator technology allows for the installation of large solar “farms” with greatly reduced requirements for solar cell materials (silicon or multi-junction). Due to the advantages of ENTECH’s concentrator, a significantly lesser amount of silicon used in flat plate solar modules is required by current ENTECH modules to generate the same electrical power. Consequently, the ENTECH technology greatly lessens the impact of the silicon material shortage currently constricting flat plate solar panel supply. ENTECH concentrators utilize a two-axis tracker to follow the sun’s position throughout the day, maximizing energy production.

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

ENTECH will maintain its identity, location, and business operations in both terrestrial and space solar energy. The Company anticipates, but can provide no assurance, ENTECH will continue to perform its contract work for NASA, the U.S. Department of Defense, and other customers, as well as its internal R&D programs leading to improved future products.

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

The Company’s executive office, research and development facility is located at 200 Ludlow Drive, Ewing, New Jersey 08638. WorldWater conducts research and designs, develops and markets proprietary technology relating to solar energy and water engineering, including solar power projects and international water management consulting, at this location.

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

                During 2007, the Company completed four commercial projects with recognized revenue of  $406,488 and had one commercial project in progress as of December 31, 2007, with recognized revenue of $13,347,523. The Company completed fifteen residential projects with aggregate revenue of $666,657 in 2007.  The Company had one residential project under contract as of December 31, 2007 in the amount of $34,326.   This project is expected to be completed in the first quarter of 2008.

COLORADO

On March 5, 2008, the Company announced that it has broken ground on the 2-Megawatt solar system for Denver International Airport (DIA). The solar installation will supply 3.5 million kilowatt-hours of clean energy annually for the airport and is valued at over $13 million. Since first announced last year, the project faced some unavoidable delays but is now scheduled for completion by August, in time for the Democratic National Convention. DIA is the fifth busiest international airport in the U.S. and served nearly 50 million passengers in 2007.

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

                14 commercial projects were completed in 2007 with recognized revenue of $2,691,901.

                The company recognized revenue of $34,453 in 2007 from a NJBPU grant that is for research in the development of cost effective, grid-tied motor drives for photovoltaic applications.

                Three residential projects, with recognized revenue of $323,720 in 2007, were completed as of December 31, 2007.

                In the fourth quarter of 2007, the Company recognized revenue on twelve units of Mobil MaxPure®, via a related party sale to a principal shareholder, in the amount of $900,000.

                The company had one additional contract signed in the first quarter of 2007. This $5,660,928 contract is for a 700 kW DC solar power generation system. The contract is subject to financing by the customer and approval of a rebate by the New Jersey Board of Public Utilities as of December 31, 2007.

TEXAS

                The Company completed one project in the first quarter of 2007 in Texas, with recognized revenue of $51,274.

INTERNATIONAL

                WorldWater operated in the Philippines from 1997 to 2006 when the Company delivered 25 solar powered pumps for installation by the National Irrigation Authority (NIA) under a directive from former President Fidel V. Ramos. The Company had a Philippine subsidiary, WorldWater (Phils) Inc. from 1997 to 2006. The Company is evaluating its Philippine strategy and, as of December 31, 2006, the Company has written down all non-cash assets of the subsidiary.  The company does not plan on doing any business in the Philippines in 2008.

                In 2005, the Company was awarded a $360,000 grant by the U.S. Trade and Development Agency (USTDA) to support completion of a pilot project for water supply in Sri Lanka. Billings of $213,054 were rendered as of December 31, 2006. Revenue of $3,348 was recognized in 2007. The project is designed to assess the hydro-geological conditions of the project area, and to provide safe, sustainable water supplies to people in six villages near the tsunami-ravaged southern coast of Sri Lanka. Subject to satisfactory results of WorldWater’s ground water assessment study, WorldWater anticipates further contracts with the Ministry of Urban Development and Water Supply to pump and deliver water to 13,600 people in approximately 4,000 households in the six villages through use of its AquaMax™ solar water pumping systems.

ACQUISITION

In June, 2006, the Company announced that it entered into a letter of intent with ENTECH, Inc., based in Keller, Texas, to acquire all the outstanding stock of ENTECH upon completion of the necessary due diligence and after obtaining appropriate financing. ENTECH, a private company formed in 1983, is a developer and manufacturer of advanced concentrating solar photovoltaic and thermal technologies for terrestrial and space power applications. ENTECH has developed concentrator solar power systems, supplied solar power for space missions for NASA, and installed ground-based concentrating solar systems in North America.

To obtain the exclusive opportunity through December 31, 2006 to conduct due diligence, the Company made a $500,000 non-refundable payment to ENTECH in 2006. From June 2006 through early 2007, we performed due diligence review of business, legal and financial matters relating to the acquisition of ENTECH, and negotiations were ongoing regarding the terms of definitive agreements, however, no agreement was completed as originally anticipated under the original letter of intent.

On May 25, 2007, the Company entered into a second letter of intent to acquire ENTECH. This letter of intent was subsequently amended on August 1, 2007 to extend the date by which the merger must be completed. On October 29, 2007, the Company and

ENTECH entered into an Agreement and Plan of Merger. The merger was completed on January 28, 2008. Specifically, ENTECH merged with and into a wholly-owned subsidiary of the Company and the subsidiary survived the merger as a wholly-owned subsidiary of the Company. Under the terms of the merger agreement, WorldWater paid the following consideration to ENTECH stockholders in 2008:

•                  $4.5 million in cash, (in addition to, $500,000 that was paid during 2007), and

•                  19,672,131 shares of the Company’s common stock for an aggregate value of  $42,295,082. This determination of value is based on a $2.15 per share value of the Company’s common stock, which was its estimate of the fair market value of its common stock for a reasonable period before and after the date of merger agreement, October 29, 2007.

Additionally, the ENTECH stockholders are entitled to receive future earn-out consideration calculated as 5% of Merger Sub’s gross revenues determined in accordance with generally accepted accounting principles until the accumulated total of such earn-out payments paid by WorldWater to the ENTECH stockholders equals $5.0 million. WorldWater also was responsible for the payment of $1.3 million of ENTECH’s liabilities, which was paid at the closing on January 28, 2008.

With the combined technologies of the Company and ENTECH, the Company believes its solar systems will be capable of generating and delivering electrical and thermal energy on site at prices competitive to retail prices without relying on government sponsored rebates. ENTECH’s patented concentrator technology allows for the installation of large solar “farms” with greatly reduced requirements for solar cell materials (silicon or multi-junction). Due to the advantages of ENTECH’s concentrator, a significantly lesser amount of silicon used in flat plate solar modules is required by current ENTECH modules to generate the same electrical power. Consequently, the ENTECH technology greatly lessens the impact of the silicon material shortage currently constricting flat plate solar panel supply. ENTECH concentrators utilize a two-axis tracker to follow the sun’s position throughout the day, maximizing energy production.

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

In addition to the $500,000 non-refundable standstill payment to ENTECH in 2006, we made another $500,000 standstill payment in the second quarter 2007 which was released to the ENTECH stockholders prior to the completion of the merger transaction. Due diligence fees of $411,442 through December 31, 2007 and along with the two $500,000 payments to ENTECH, resulted in a capitalized amount of $1,411,442, which has been included in Deferred costs and advances to acquiree – ENTECH on the Consolidated Balance Sheet.  Such amount will be added to the total purchase price consideration.

In addition to the consideration to be paid to ENTECH’s stockholders, WorldWater was required to provide to ENTECH $5.0 million of working capital to provide research and development engineering related to the implementation of a new manufacturing plant in Texas.  Approximately $2.7 million of working capital was provided to ENTECH as of December 31, 2007, of which $500,000 was expensed as research and development expense on WorldWater’s Statement of Operations in the quarter ending September 30, 2007.   The balance of such funds was recorded as tangible assets or was in the bank accounts of ENTECH as of the acquisition date.  The remaining $2.3 million of working capital was provided to ENTECH subsequent to December 31, 2007 and  prior to the merger which was completed on January 28, 2008.

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

                In accordance with his contract, James Farrin left the company effective January 23, 2007. Mr. Farrin has continued to assist the Company, in the role of consultant.

Upon Mr. Farrin’s departure, Mr. Kelly resumed the role of CEO.

On March 14, 2008 the Company announced that its Chief Executive Officer, Quentin T. Kelly was resigning his position as CEO effective March 20, 2008; Mr. Kelly will remain as a non-executive Chairman. Mr. Kelly’s contract compensation package and stock options will not be affected as he will continue to provide services to the Company.

Frank Smith joined the company in the position of COO effective February 5, 2007 with the mission to develop the sales, marketing and operational infrastructure required to take the company to $100 million in revenue. Effective March 21, 2008 Dr. Smith was promoted to CEO.  As the finance and human resource areas were simultaneously improved by the Chief Financial Officer, Larry Crawford, through the addition of a new IT system, SOX implementation and additional financial professionals, Frank Smith added significantly to the company’s engineering, sales and operational capabilities through strategic additions in those areas.

On January 28, 2008, the Company completed the acquisition of  ENTECH, Inc.   With the combined technologies of the Company and ENTECH, we believe our solar systems will be capable of generating and delivering electrical and thermal energy on site at prices competitive to retail prices without relying on government sponsored rebates. ENTECH’s patented concentrator technology allows for the installation of large solar “farms” with greatly reduced requirements for solar cell materials (silicon or multi-junction). Due to the advantages of ENTECH’s concentrator, a significantly lesser amount of silicon used in flat plate solar modules is required by current ENTECH modules to generate the same electrical power. Consequently, the ENTECH technology greatly lessens the impact of the silicon material shortage currently constricting flat plate solar panel supply. ENTECH concentrators utilize a two-axis tracker to follow the sun’s position throughout the day, maximizing energy production.

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

On January 28, 2008, the Company completed the acquisition of  ENTECH, Inc.   With the combined technologies of the Company and ENTECH, we believe our solar systems will be capable of generating and delivering electrical and thermal energy on site at prices competitive to retail prices without relying on government sponsored rebates. ENTECH’s patented concentrator technology allows for the installation of large solar “farms” with greatly reduced requirements for solar cell materials (silicon or multi-junction). Due to the advantages of ENTECH’s concentrator, a significantly lesser amount of silicon used in flat plate solar modules is required by current ENTECH modules to generate the same electrical power. Consequently, the ENTECH technology greatly lessens the impact of the silicon material shortage currently constricting flat plate solar panel supply. ENTECH concentrators utilize a two-axis tracker to follow the sun’s position throughout the day, maximizing energy production.

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

SOLAR WATER SYSTEMS

AquaMax™ high-yield hybrid irrigation pumps take solar water pumping systems to unprecedented production levels. WorldWater has the technological capability to drive motors and pumps up to 1,000 hp, delivering thousands of gallons of water per minute by solar energy alone, or in automatic combination with the electric grid or diesel generators. Irrigating fields in remote areas with solar power requires no fuel costs, limited maintenance, while generating no noise and no pollution. With WorldWater’s hybrid systems, if sunlight is not available or decreases as a result of cloud cover, the AquaMax™ can automatically switch to an alternate power source: diesel generation, batteries, or the electric grid.

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

WorldWater has crossed another technological threshold in the deployment and use of photovoltaics into previously conventional electricity areas. Idyllwild Water District in California is the first water utility to be fully self-sustainable by solar power, in addition to saving up to 70% of the electricity costs of its operation. WorldWater’s technology runs its booster pumps and operates its major wells while also is available to perform net metering and provide back-up power capability in the event of grid power interruption. Should the grid fail, disengagement from the grid will occur and power will be assumed by the solar equipment, allowing operations to continue running until the electric grid is restored, with solar power eliminating the use of diesel or natural gas during this potentially peak demand period. WorldWater believes it is uniquely positioned to provide this service to the water utility market, as well as the agricultural market.

Mobile Max Pure® is a portable, solar-powered pumping and water purification system. A self-contained, stand-alone unit, the Mobile Max Pure® also is equipped with a satellite-based communications system and a 3KW inverter with battery bank for emergency power needs. Compact and rugged, easy to operate and maintain, the Mobile Max Pure® harnesses the power of the sun to bring water and electricity to those in need.

The Mobile Max Pure® unit is capable of purifying up to 30,000 gallons of potable water daily and can draw from both surface and well water sources. It can be powered by solar power alone or in combination with an optional back-up generator. The Mobile Max Pure® water purification system incorporates a multi-stage micro filtration process and ultraviolet light treatment to sanitize water contaminated by dirt, silt, bacteria, cysts, parasites, viruses and other pathogens.

Mobile MaxPower™ is a 1.3 kilowatt solar array that feeds electric current through WorldWater’s patented AquaMax™ technology, which then pumps 200 gallons of water per minute from any water source, deep or surface. The unit is built into a 21-foot trailer for portability.

e)             MARKETING

Today, the price of the WorldWater commercial systems marketed in California and New Jersey ranges from approximately $300,000 to several million dollars. Residential solar installations average $30,000 to $50,000. In California, WorldWater has a sales and technical support office in Applegate, north of Sacramento. WorldWater’s east coast and international operations are managed from its headquarters in Ewing, New Jersey.

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

f)             RESEARCH AND DEVELOPMENT

A key strategy of WorldWater is to continue developing innovative, cutting edge products to meet water and electricity needs with proprietary solar technology. The Company was awarded a patent in 2001 on the electronic board controller, AquaDrive™, of the AquaMax™ system. In 2003, the Company also was awarded a patent on its automatic switching technology, which enables the system to perform multiple functions such as water pumping and battery charging and also to switch automatically between solar and grid-tied, diesel or battery power sources. Through the end of 2007, the Company has been granted six patents, with five more pending (see table below).

g)            INTELLECTUAL PROPERTY

WorldWater has obtained six patents and continuations-in-part for its newly developed electronics systems and has filed for protections of its patents. WorldWater engineers Thomas McNulty, Sr., Dr. Anand Rangarajan, Douglas Williams, and Quentin T. Kelly, Chairman and former Chief Executive Officer, together with Princeton University engineers, have been issued patents, all of which are assigned to WorldWater. Among other patents, the Company holds patents on the electronic board controller AquaDrive™ of the AquaMax™ system and on an electronic board that allows, in case of the interruption of service in an AC grid power system, the automatic transfer to solar-powered systems for uninterrupted operation of motors and other power loads. The following table shows the Company’s existing patents and pending patent applications.

INTELLECTUAL PROPERTY

	Domestic/
Patent Title	International	Patent File No.	Status	Expiration
Solar Thermal Powered Water Pump	Domestic	U.S. 5,163,821	Granted	2011
Bias controlled DC to AC converter and systems	Domestic	US 6,275,403	Granted	2018
Switchable Multiple Source Power Supply	Domestic	US 6,583,522	Granted	2020
Bias controlled DC to AC converter and systems	Int’l Philippines	1-1999-03261	Granted	2019
No load motor cutoff method and apparatus	Domestic		Pending
AC/DC Hybrid Power System	Domestic	US 7,145,265 B2	Granted	2025
Maximum Power Point Motor Control	Domestic	US 7,148,650 B1	Granted	2025
Multiple Motor Operation using Solar Power	Domestic		Pending
Using a Variable Frquency for Non motor Loads	Domestic		Pending
Mobile MaxPure	Domestic		Pending/Provisional
Solar Power Control Using Irradiance	Domestic		Pending

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

j)             SUBSIDIARIES

WorldWater has the following active 100% wholly-owned domestic subsidiaries

WorldWater Holdings Inc., dba Quantum Energy Group

ENTECH, Inc.

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

l)             EMPLOYEES

On December 31, 2007, the company employed 93 people on a full-time basis. The Company also hires consultants on an as-needed basis and has informal arrangements with two water consulting companies, the hydrogeological firm of Vincent Uhl Associates and Morehouse Engineering, specialists in power control, and water/wastewater treatment systems integration.

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

The Company has prepared for compliance with Section 404 by strengthening, assessing and testing its system of internal controls to provide the basis for its report. The process of strengthening its internal controls and complying with Section 404 is expensive and time-consuming, and requires significant management attention. The Company cannot be certain that these measures will ensure that it will maintain adequate controls over its financial processes and reporting in the future. Furthermore, as the Company grows its business, its internal controls will become more complex and will require significantly more resources to ensure its internal controls remain effective.

In February 2007, the Company engaged RSM McGladrey, who is completing the process of performing a Sarbanes-Oxley Act Consulting engagement designed to assist the Company in its efforts to comply with SOX Section 404, “Management’s Assessment of Internal Controls.” As of June 30, 2007, it was determined that the Company met the criteria for an accelerated filing, which requires the Company, as well as its external auditor to attest to the internal controls over financial reporting in the fiscal year ending December 31, 2007.

In March 2007, the Company engaged Microstrategies, Inc. to provide an improved IT, financial reporting, and ERP system to enhance efficiencies and financial and operating controls as it works to implement Sarbanes-Oxley requirements and procedures. On January 1, 2008, the Company went live with a new financial reporting system.

A material weakness regarding the Company’s failure to design and maintain adequate and timely controls over financial reporting was identified during the 2007 audit; the Company is currently working to allocate additional resources to the financial reporting area.

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

In 2007, foreign contract revenue was limited to grant revenue, funded by USTDA, of $1,400, derived from work in Sri Lanka. Unsettled political conditions, social unrest, acts of terrorism, force majeure, war or other armed conflict, exploitation or other governmental actions, inflation, exchange controls or currency devaluation may result in increased business risk in these regions.

Item 1A. RISK FACTORS

We have historically incurred losses and losses may continue in the future.

Since 1997, we have lost money. In the fiscal year ended December 31, 2007, we sustained losses from operating activities of $14,456,285; the accumulated deficit as of December 31, 2007 was $64,009,607. Future losses are likely to occur. Accordingly, we may experience significant liquidity and cash flow problems and additional operating losses if we are not able to raise additional capital as needed and on acceptable terms and, in such events, our operations may be reduced or curtailed.

If we are unable to raise additional capital to finance operations, our business operations will be curtailed.

Our operations have relied almost entirely on external financing to fund our operations. Such financing has historically come from a combination of borrowings from, and sale of common and convertible preferred stock to, third parties. We will need to raise additional capital to fund our anticipated operating expenses and future expansion. Among other things, external financing will be required to cover our operating costs. The sale of our common stock to raise capital may cause dilution to our existing shareholders. Our inability to obtain adequate financing will result in the need to curtail business operations. Any of these events would be materially harmful to our business and may result in a lower stock price.

Our common stock may be affected by limited trading volume and may fluctuate significantly.

There has been a limited public market for our common stock, and an active trading market for our common stock may not develop. As a result, this could reduce our shareholders’ ability to sell our common stock in short time periods, or possibly at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations which could reduce the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially.

Failure to retain or attract key personnel will have a material negative impact on the sales, development and enhancement of our products.

Our future success depends, in significant part, on the continued services of key officers. We may not able to find an appropriate replacement for any of our key personnel. Any loss or interruption of our key personnel’s services could have a material negative impact on our ability to develop our business plan. The Company maintains a key man life insurance policy on Quentin Kelly in the amount of $1,100,000.

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

Our proprietary technology permits use of “off-the-shelf” AC pumps and motors—AC driven pumps and motors are available in countries throughout the world, allowing replacement and maintenance parts to be supplied on a local basis. Other forms of solar powered photovoltaic (PV) pumps and motors currently available use less reliable and less durable DC pumps and motors or custom AC pumps which are more costly and not readily available in most developing countries.

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

Our Certificate of Incorporation provides, as permitted by the Delaware General Corporation Law (“the DGCL”), and with certain exceptions, that our directors shall not be personally liable to us or our stockholders for monetary damages for breach of fiduciary duty as a director. These provisions may discourage our stockholders from bringing suit against a director for breach of fiduciary duty and may reduce the likelihood of derivative litigation brought by stockholders against a director. In addition, our bylaws provide for mandatory indemnification of directors and officers to the fullest extent permitted by the DGCL.

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

Effective internal controls are necessary for us to provide reliable financial reports. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. In addition, Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting and have our independent auditors annually attest to our evaluation, as well as issue their own opinion on our internal controls over financial reporting, beginning with our Annual Report on Form 10—K for the fiscal year ending December 31, 2007. We have prepared for compliance with Section 404 by strengthening, assessing and testing our system of internal controls to provide the basis for our report. The process of strengthening our internal controls and complying with Section 404 is expensive and time consuming, and requires significant management attention. We cannot be certain that these measures will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Furthermore, as we rapidly grow our business, our internal controls will become more complex and will require significantly more resources to ensure our internal controls overall remain effective. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our auditors discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price.

The Company has a limited number of authorized common shares available.

As of March 12, 2008, the Company had 93,391 authorized and unissued shares of common stock. The board of directors has approved an increase in the Company’s authorized common stock from 275,000,000 shares to 450,000,000 shares and the issue will be voted on by the Company’s stockholders at the next stockholders meeting which is expected to occur in May 2008. If the increase in the authorized number of shares is not approved by the Company’s stockholders, the Company may not have the ability to raise capital funds that may be necessary to further develop its core business, to fund other potential acquisitions, to finance working capital requirements, to have shares available for use in connection with its stock option plans, and to pursue other corporate purposes that may be identified by the board of directors.

The solar power industry is currently experiencing an industry-wide shortage of polysilicon. This shortage poses several risks to our business, including possible constraints on revenue growth and possible decreases in our gross margins and profitability.

There is currently an industry-wide shortage of polysilicon, which has resulted in significant price increases in solar cells. Polysilicon is an essential raw material used in the production of solar cells. We expect that the average spot price of polysilicon will continue to increase in the near-term. Increases in polysilicon prices could increase the price we pay for solar cells, which could impact our manufacturing costs and our net income. Even with these price increases, demand for solar cells has increased, and many of our principal competitors have announced plans to add additional manufacturing capacity. As this manufacturing capacity becomes operational, it may increase the demand for polysilicon in the near-term and further exacerbate the current shortage. Polysilicon is also used in the semiconductor industry generally and any increase in demand from that sector will compound the shortage. The production of polysilicon is capital intensive and adding additional capacity requires significant lead time. While we are aware that several new facilities for the manufacture of polysilicon are under construction, we do not believe that the supply imbalance will be remedied in the near-term, which could lead to higher prices for, and reduced availability of, solar cells.

As polysilicon supply increases, the corresponding increase in the global supply of solar cells and panels may cause substantial downward pressure on the prices of our products, resulting in lower revenues and earnings.

The scarcity of polysilicon has resulted in the underutilization of solar panel manufacturing capacity. As additional polysilicon becomes available in the future, we expect solar panel production globally to increase. Decreases in polysilicon pricing and increases in solar panel production could each result in substantial downward pressure on the price of solar cells and panels, including our products. Such price reductions could have a negative impact on our revenue and earnings, and materially adversely affect our business and financial condition.

The reduction or elimination of government and economic incentives could cause our revenue to decline.

We believe that the growth of the market for our applications depends in large part on the availability and size of government-generated economic incentives. At present, the cost of producing solar energy generally exceeds the price of electricity in the U.S. from traditional sources. As a result, to encourage the adoption of solar technologies, the U.S. government and numerous state governments have provided subsidies in the form of cost reductions, tax write-offs and other incentives to end users, distributors, systems integrators and manufacturers of solar power products. Reduction, elimination and/or periodic interruption of these government subsidies and economic incentives because of policy changes, fiscal tightening or other reasons may result in the diminished competitiveness of solar energy, and materially and adversely affect the growth of these markets and our revenues. Electric utility companies that have significant political lobbying powers may push for a change in the relevant legislation in our markets. The reduction or elimination of government subsidies and economic incentives for solar energy applications, especially those in our target markets, could cause our revenues to decline and materially and adversely affect our business, financial condition and results of operations.

We act as the general contractor for our customers in connection with the installations of our solar power systems and are subject to risks associated with construction, bonding, cost overruns, delays and other contingencies, which could have a material adverse effect on our business and results of operations.

We act as the general contractor for our customers in connection with the installation of our solar power systems. All essential costs are estimated at the time of entering into the sales contract for a particular project, and these are reflected in the overall price that we charge our customers for the project. These cost estimates are preliminary and may or may not be covered by contracts between us or the other project developers, subcontractors, suppliers and other parties to the project. In addition, we require qualified, licensed subcontractors to install most of our systems. Shortages of such skilled labor could significantly delay a project or otherwise increase our costs. Should miscalculations in planning a project or defective or late execution occur, we may not achieve our expected margins or cover our costs. Also, some systems customers require performance bonds issued by a bonding agency. Due to the general performance risk inherent in construction activities, it has become increasingly difficult recently to secure suitable bonding agencies willing to provide performance bonding. In the event we are unable to obtain bonding, we will be unable to bid on, or enter into, sales contracts requiring such bonding.

Delays in solar panel or other supply shipments, other construction delays, unexpected performance problems in electricity generation or other events could cause us to fail to meet these performance criteria, resulting in unanticipated and severe revenue and earnings losses and financial penalties. Construction delays are often caused by inclement weather, failure to timely receive necessary approvals and permits, or delays in obtaining necessary solar panels, inverters or other materials. The occurrence of any of these events could have a material adverse effect on our business and results of operations.

The execution of our growth strategy for our systems segment is dependent upon the continued availability of third-party financing arrangements for our customers.

For many of our projects, our customers have entered into agreements to finance the power systems over an extended period of time based on energy savings generated by our solar power systems, rather than pay the full capital cost of purchasing the solar power systems up front. For these types of projects, many of our customers choose to purchase solar electricity under a power purchase agreement with a financing company that purchases the system from us. These structured finance arrangements are complex and may not be feasible in many situations. In addition, customers opting to finance a solar power system may forgo certain tax advantages associated with an outright purchase on an accelerated basis which may make this alternative less attractive for certain potential customers. If customers are unwilling or unable to finance the cost of our products, or if the parties that have historically provided this financing cease to do so, or only do so on terms that are substantially less favorable for us or these customers, our growth will be adversely affected.

The success of our systems segment will depend in part on the continuing formation of such financing companies and the potential revenue source they represent. In deciding whether to form and invest in such financing companies, potential investors weigh a variety of considerations, including their projected return on investment. Such projections are based on current and proposed federal, state and local laws, particularly tax legislation. Changes to these laws, including amendments to existing tax laws or the introduction of new tax laws, tax court rulings as well as changes in administrative guidelines, ordinances and similar rules and regulations could result in different tax consequences which may adversely affect an investor’s projected return on investment, which could have a material adverse effect on our business and results of operations.

We may be subject to unexpected warranty expense; if we are subject to warranty and product liability claims, such claims could adversely affect our business and results of operations.

The possibility of future product failures could cause us to incur substantial expense to repair or replace defective products. We have agreed to indemnify our customers and our distributors in some circumstances against liability from defects in our solar systems. A successful indemnification claim against us could require us to make significant damage payments, which would negatively affect our financial results.

Like other retailers, distributors and manufacturers of products that are used by consumers, we face an inherent risk of exposure to product liability claims in the event that the use of our solar system products results in injury. We may be subject to warranty and product liability claims in the event that our solar power systems fail to perform as expected or if a failure of our solar power systems results, or is alleged to result, in bodily injury, property damage or other damages. Since our solar power products are electricity producing devices, it is possible that our products could result in injury, whether by product malfunctions, defects, improper installation or other causes. Moreover, we may not have adequate resources in the event of a successful claim against us. We have evaluated the potential risks we face and believe that we have appropriate levels of insurance for product liability claims. We rely on our general liability insurance to cover product liability claims and have not obtained separate product liability insurance. However, a successful warranty or product liability claim against us that is not covered by insurance or is in excess of our available insurance limits could require us to make significant payments of damages. In addition, quality issues can have various other ramifications, including delays in the recognition of revenue, loss of revenue, loss of future sales opportunities, increased costs associated with repairing or replacing products, and a negative impact on our goodwill and reputation, which could also adversely affect our business and operating results.

Warranty and product liability claims may result from defects or quality issues in certain third-party technology and components incorporated into its solar power systems, particularly solar cells and panels, over which we have no control. While our agreements with suppliers generally include warranties, such provisions may not fully compensate us for any loss associated with third-party claims caused by defects or quality issues in such products. In the event we seek recourse through warranties, we will also be dependent on the creditworthiness and continued existence of these suppliers.

Expansion of our manufacturing capacity has and will continue to increase our fixed costs, which increase may have a negative impact on our financial condition if demand for our products decreases.

We have recently expanded, and plan to continue to expand, our manufacturing facilities. As we build additional manufacturing lines or facilities, our fixed costs will increase. If the demand for our solar power products or our production output decreases, we may not be able to spread a significant amount of our fixed costs over the production volume, thereby increasing our per unit fixed cost, which would have a negative impact on our financial condition and results of operations.

Existing regulations and policies and changes to these regulations and policies may present technical, regulatory and economic barriers to the purchase and use of solar power products, which may significantly reduce demand for our products and services.

The market for electricity generation products is heavily influenced by foreign, U.S. federal, state and local government regulations and policies concerning the electric utility industry, as well as policies promulgated by electric utilities. These regulations and policies often relate to electricity pricing and technical interconnection of customer-owned electricity generation. In the U.S. and in a number of other countries, these regulations and policies are being modified and may continue to be modified. Customer purchases of, or further investment in the research and development of, alternative energy sources, including solar power technology, could be deterred by these regulations and policies, which could result in a significant reduction in the potential demand for our solar power products. For example, without a regulatory mandated exception for solar power systems, utility customers are often charged interconnection or standby fees for putting distributed power generation on the electric utility network. These fees could increase the cost to our customers of using our solar power products and make them less desirable, thereby harming our business, prospects, results of operations and financial condition.

We anticipate that our solar power products and their installation will be subject to oversight and regulation in accordance with national and local ordinances relating to building codes, safety, environmental protection, utility interconnection and metering and related matters. It is difficult to track the requirements of individual states and design equipment to comply with the varying standards. Any new government regulations or utility policies pertaining to our solar power products may result in significant additional expenses to us and our resellers and their customers and, as a result, could cause a significant reduction in demand for our solar power products.

We will continue to be dependent on a limited number of third-party suppliers for key components for our solar systems products during the near-term, which could prevent us from delivering our products to our customers within required timeframes, which could result in installation delays, cancellations, liquidated damages and loss of market share.

In addition to our reliance on a small number of suppliers for its solar cells and panels, we rely on third-party suppliers for key components for our solar power systems, such as inverters that convert the direct current electricity generated by solar panels into alternating current electricity usable by the customer.

If we fail to develop or maintain our relationships with our limited number of suppliers, we may be unable to manufacture our products or our products may be available only at a higher cost or after a long delay, which could prevent us from delivering our products to our customers within required timeframes and we may experience order cancellation and loss of market share. To the extent the processes that our suppliers use to manufacture components are proprietary, we may be unable to obtain comparable components from alternative suppliers. The failure of a supplier to supply components in a timely manner, or to supply components that meet our quality, quantity and cost requirements, could impair our ability to manufacture our products or decrease their costs. If we cannot obtain substitute materials on a timely basis or on acceptable terms, we could be prevented from delivering our products to our customers within required timeframes, which could result in installation delays, cancellations, liquidated damages and loss of market share, any of which could have a material adverse effect on our business and results of operations.

Acquisitions of other companies or investments in joint ventures with other companies could adversely affect our operating results, dilute our stockholders’ equity, or cause us to incur additional debt or assume contingent liabilities.

To increase our business and maintain our competitive position, we have acquired other companies and may in the future acquire additional other companies or engage in joint ventures. Acquisitions and joint ventures involve a number of risks that could harm our business and result in the acquired business or joint venture not performing as expected, including:

•	insufficient experience with technologies and markets in which the acquired business is involved, which may be necessary to successfully operate and integrate the business;

•	problems integrating the acquired operations, personnel, technologies or products with the existing business and products;

•	diversion of management time and attention from the core business to the acquired business or joint venture;

•	potential failure to retain key technical, management, sales and other personnel of the acquired business or joint venture;

•	difficulties in retaining relationships with suppliers and customers of the acquired business, particularly where such customers or suppliers compete with us;

•	subsequent impairment of the acquired assets, including intangible assets; and

•	assumption of liabilities including, but not limited to, lawsuits, tax examinations, warranty issues, etc.

To the extent that we invest in upstream suppliers or downstream channel capabilities, we may experience competition or channel conflict with certain of our existing and potential suppliers and customers. Specifically, existing and potential suppliers and customers may perceive that we are competing directly with them by virtue of such investments and may decide to reduce or eliminate their supply volume to us or order volume from us.

For example, as a result of our acquisition of ENTECH, we now directly compete with some of our own suppliers of solar cells and panels. As a result, the acquisition could cause one or more solar cell and panel suppliers to reduce or terminate their business relationship with us. Any such reductions or terminations could adversely affect our ability to meet customer demand for solar power systems, and materially adversely affect our results of operations and financial condition, which would likely materially adversely affect our results of operations and financial condition.

The demand for products requiring significant initial capital expenditures such as our solar power products and services are affected by general economic conditions, such as increasing interest rates that may decrease the return on investment for certain customers or investors in projects, which could decrease demand for our systems products and services and which could have a material adverse effect on our business and results of operations.

The United States and international economies have recently experienced a period of slow economic growth. A sustained economic recovery is uncertain. In particular, terrorist acts and similar events, continued turmoil in the Middle East or war in general could contribute to a slowdown of the market demand for products that require significant initial capital expenditures, including demand for solar cells and solar power systems and new residential and commercial buildings. If the economic recovery slows down as a result of the recent economic, political and social turmoil, or if there are further terrorist attacks in the United States or elsewhere, we may experience decreases in the demand for our solar power products, which may harm our operating results.

We have benefited from historically low interest rates in recent years, as these rates have made it more attractive for our customers to use debt financing to purchase our solar power systems. Interest rates have fluctuated recently and may eventually continue to rise, which will likely increase the cost of financing these systems and may reduce an operating company’s profits and investors’ expected returns on investment. This risk is becoming more significant to direct sales to financial institutions which sell electricity to end customers under a power purchase agreement. This sales model is highly sensitive to interest rate fluctuations and the availability of liquidity, and would be adversely affected by increases in interest rates or liquidity constraints. Rising interest rates may also make certain alternative investments more attractive to investors, and therefore lead to a decline in demand for our solar power systems, which could have a material adverse effect on our business and results of operations.

Risks Related to ENTECH

•	ENTECH’s products include complex solar technology for markets which are subject to operational risks.

ENTECH is engaged in the development of complex solar technology for the solar energy market. The technology developed by ENTECH is complex and susceptible to unique engineering elements that are not tested in the actual operating environment until commissioned. As a result, ENTECH may incur unanticipated engineering requirements which may cause it to incur additional operating, development and production expenses that have not been anticipated.

•	The industry in which ENTECH operates is highly competitive, which may result in a loss of market share or a decrease in revenue or profit margin.

ENTECH’s products and services are provided in a highly competitive environment. ENTECH’s products and services are subject to competition from a number of similarly sized or larger businesses which may have greater financial and other resources than are available to ENTECH. Factors that affect competition include timely delivery of products and services, reputation, manufacturing capabilities, price, performance and dependability. Any failure to adapt to a changing competitive environment may result in a loss of market share and a decrease in revenue and profit margins.

•	ENTECH relies on a few key employees whose absence or loss could disrupt its operations or adversely affect its business.

ENTECH’s continued success is dependent on the continuity of the key management, operating and technical personnel listed below. The loss of these key employees would have a negative impact on its future growth and profitability. ENTECH does not maintain key person insurance on any of these individuals.

•	ENTECH’s failure to attract and retain qualified personnel could lead to a loss of revenue or profitability.

The development, manufacture and installation of ENTECH’s products and services require continued access to qualified personnel at appropriate compensation levels. The labor market for these labor categories, including electrical engineers and experienced licensed electricians, has been and is tightening. Further, the solar energy industry in general, and ENTECH’s market in particular, has not attracted an adequate level of skilled personnel at all levels during the last two decades. The continuation of this trend could impact ENTECH’s growth and profitability as well as cause unanticipated quality difficulties.

•	Natural disasters, terrorism, acts of war, international conflicts or other disruptions to ENTECH’s operations could harm its business.

Natural disasters, acts or threats of war or terrorism, international conflicts, and the actions taken by the United States and other governments in response to such events could cause damage to or disrupt ENTECH’s business operations or those of its customers, any of which could have an adverse effect on ENTECH’s business.

ENTECH could suffer a material loss as a result of such disruptions because it is not possible to predict future events or their consequences, any of which could decrease demand for ENTECH’s products, make it difficult or impossible for ENTECH to deliver its products, or disrupt its supply chain.

•	ENTECH’s success depends upon its ability to secure raw materials and supplies on acceptable terms.

Aluminum, steel and silicon represent a significant element of ENTECH’s material cost. Significant increases in the prices of these materials can reduce ENTECH’s estimated operating margins if it is unable to recover such increases from customer revenues.

•

We have not yet fully evaluated the disclosure controls and procedures and internal control over financial reporting of ENTECH and its subsidiaries, and any deficiencies in ENTECH’s internal controls that we may find would require us to spend resources to correct those deficiencies and could undermine market confidence in our reported consolidated financial information and reduce the market price of our common stock.

Maintaining effective disclosure controls and procedures and internal control over financial reporting is necessary for us to produce reliable financial reports and is important in helping to prevent financial fraud. We are currently subject to certain provisions of the Sarbanes-Oxley Act of 2002 and the related rules of the Securities and Exchange Commission, which require, among other things, our management to make quarterly assessments of the effectiveness of our disclosure controls and procedures. In the future, we will be subject to additional requirements to annually assess and report on our internal control over financial reporting and our independent registered public accounting firm will be required to issue a report on management’s assessment of our controls and procedures, which will be included in our annual reports filed with the Securities and Exchange Commission. ENTECH is not currently subject to the Sarbanes-Oxley Act of 2002, and we are continuing to evaluate the strength of ENTECH’s disclosure controls and procedures and internal control over financial reporting. If we identify any significant deficiencies or material weaknesses in ENTECH’s disclosure controls and procedures and internal control over financial reporting following the completion of the merger, we will be required to spend time and money to remedy those deficiencies. If we are unable to sufficiently integrate ENTECH’s disclosure and control structure into our structure or correct any deficiencies we identify in a timely manner, we may conclude that these circumstances constitute a material weakness in disclosure controls and procedures and/or internal control over financial reporting and that our disclosure controls and procedures and/or internal control over financial reporting was not effective. Investors could lose confidence in our reported consolidated financial information as a result, and the market price of our common stock could decline.

Risks related to the combined company

•      The combined company may not realize the anticipated benefits of the merger due to the challenges associated with integrating the companies or other factors.

The success of the merger will depend in part on the success of management of the combined company in integrating the operations, technologies, business, financial accounting systems and personnel of the two companies following the effective time of the merger. The inability of the combined company to meet the challenges involved in integrating successfully the operations of ENTECH and WorldWater or otherwise to realize any of the anticipated benefits of the merger could seriously harm the combined company’s results of operations. In addition, the overall integration of the two companies may result in unanticipated operations problems, expenses, liabilities and diversion of management’s attention. The challenges involved in integration include:

•	coordinating and integrating sales and marketing functions;

•

demonstrating to the combined company’s customers that the merger will not result in adverse changes in the business focus or the quality of the products and services previously provided by each company;

•	assimilating the personnel of both companies and integrating the business cultures of both companies;

•	consolidating corporate and administrative infrastructures and eliminating duplicative operations; and

•	maintaining employee morale and motivation.

WorldWater and ENTECH may not be able to successfully integrate their operations in a timely manner, or at all, and the combined company may not realize the anticipated benefits of the merger, including potential synergies or sales or growth opportunities, to the extent or in the time frame anticipated. The anticipated benefits and synergies of the merger are based on assumptions and current expectations, not actual experience, and assume a successful integration. In addition to the potential integration challenges discussed above, the combined company’s ability to realize the benefits and synergies of the business combination could be adversely impacted to the extent either company’s relationships with existing or potential customers, suppliers or strategic partners is adversely affected as a consequence of the merger.

ITEM 1B. UNRESOLVED STAFF COMMENTS

The Company has received comments from the staff of the Securities and Exchange Commission on the Company’s proxy statement, Form 10-KSB for the year ended December 31, 2006 and Form 10-QSB for the quarterly period ended September 30, 2007. The Company intends to respond to these comments in a timely fashion.

ITEM 2.  PROPERTIES

New Jersey

The Company’s executive office, research and development facility is housed in a 30,000 square foot site located at 200 Ludlow Drive, Ewing, New Jersey 08638. The facility is leased under an operating lease commencing July 1, 2007, and expiring June 30, 2015. The Company also occupies 13,270 square feet at 55 Route 31 South, Pennington, NJ 08534. This facility is leased under an operating lease expiring on June 25, 2008.

Colorado

In September 2007, the Company opened a sales and technical support office in Greenwood Village, CO under a six month lease expiring February 29, 2008.  The Company now leases the facility on a month to month basis.

California

In September 2005, the Company acquired Quantum Energy Group in Applegate, California which included the transfer of their five year lease expiring April 30, 2009, with two five-year options to extend the lease.

In December 2007, the Company opened a sales office in Poway, CA under a two year lease expiring December 24, 2009.  This office will serves as the sales center for Southern California.

In March 2007, the Company opened a technical support office in Fresno, CA under a month to month lease.

Texas

In January 2008, the Company acquired Entech, Inc. in Keller, TX which included the transfer of their lease expiring June 1, 2009.

On March 7, 2008, the Company entered into a lease for a 71,000 square foot manufacturing facility in Fortworth, TX.  The lease is for a period of ten (10) years and provides for monthly payments that include rental expense, real estate taxes & common area maintenance of $42,061 per month for the first five (5) years of the lease and payments of $46,395 in the final five (5) years.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                None.

PART II.

ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

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

                There were no Unregistered Securities Sold during the quarter ended December 31, 2007.

	High	Low	Close
FISCAL 2007
First Quarter	$0.69	$0.38	$0.60
Second Quarter	1.58	0.52	1.52
Third Quarter	2.52	1.07	1.92
Fourth Quarter	2.36	1.70	1.96

	High	Low	Close
FISCAL 2006
First Quarter	$0.48	$0.31	$0.46
Second Quarter	0.59	0.25	0.28
Third Quarter	0.30	0.17	0.19
Fourth Quarter	0.50	0.14	0.39

b)            Holders of Common Stock

                On December 31, 2007 there were approximately 673 holders of record of common stock. This number does not include beneficial owners of the common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

d)            Preferred Stock

                As of December 31, 2007, the Company had 611,111 shares of Series B 7% Convertible Preferred Stock, 500,000 shares of Series C 6% Convertible Preferred Stock, and 4,892,857 shares of Series D Convertible Preferred Stock outstanding.

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

Dividends on the Series C 6% Convertible Preferred Stock accrue at the annual rate of 6%, payable the first day of each month. The Dividend payable at December 31, 2007 was approximately $5,900.

During the third quarter 2007, three shareholders exercised their right to convert 250,000 preferred shares at a per share price of $0.39 to 641,025 shares of common stock.

At December 31, 2007 500,000 shares of Series C Convertible Preferred Stock remain outstanding.

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

The Series D Stock has the designations, preferences and rights set forth in the certificate of designation filed with the Secretary of State for the State of Delaware on November 29, 2006 (the “Certificate of Designation”). Pursuant to the Certificate of Designation, holders of Series D Stock have the following rights, among others: (i) the sole right and discretion to convert their shares of Series D Stock at any time and from time to time into such number of fully paid and non-assessable shares of common stock, par value $0.001, of WorldWater (the “Common Stock”) initially equal to such number of shares of Series D Stock multiplied by ten, subject to certain adjustments as more fully set forth in the Certificate of Designation including weighted average anti-dilution rights, (ii) the right to vote together with the holders of Common Stock as a single class on all matters submitted for a vote of holders of Common Stock, (iii) for so long as the beneficial ownership by the holders of Series D Stock (on a fully-diluted basis) does not fall below ten percent (10%) of the then outstanding shares of Common Stock, the exclusive right to elect two members of the Board of Directors of WorldWater, (iv) for so long as the beneficial ownership by the holders of Series D Stock (on a fully-diluted basis) is between five percent (5%) and ten percent (10%) of the then outstanding shares of Common Stock, the exclusive right to elect one member of the Board of Directors of WorldWater, (v) certain liquidation preferences as detailed in the Certificate of Designation and (vi) the right to receive dividends in an amount equal to the amount of dividends that such holder would have received had the holder converted its shares of Series D Stock into shares of Common Stock as of the date immediately prior to the record date for such dividend. The liquidity event is any change in control whereby the new person or entity has 50% or more beneficial ownership in the existing company. Since the potential change in ownership is outside the control of the company, the existing preferred shareholders would have the right to demand cash payment equal to the liquidation value of the preferred stock plus accrued dividends. Closure of the second tranche cannot take place until a sufficient amount of new common shares are authorized by the Company’s shareholders.

The Series D Preferred Stock was classified out of permanent equity since it fit certain criteria in paragraph #2 of EITF Topic D-98 (“D-98”), however it was not classified as a liability since it did not meet the requirements of a liability.  Topic D-98, paragraph 8, indicates the following “For convertible preferred securities, any recorded discount resulting from allocation of proceeds to the beneficial conversion feature is analogous to a dividend and should be recognized as a return to the preferred shareholders over the minimum period from the date of issuance to the date at which the preferred shareholders can realize that return (that is, through the date of earliest conversion) using the effective yield method initially and then allocated the remaining.” In the Company’s case, the discount was recognized as a Preferred Stock Dividend on the day of issuance since the earliest conversion date was immediately.  The Company recorded a debit to Preferred Stock Dividend and a Credit to Additional Paid in Capital, which is in accordance with Case 1(a) of Topic D-98.

Full closure of the second tranche cannot take place until new common shares are authorized by the Company’s shareholders.

Series C and D Preferred Stock Classification

The Series C and D Preferred Stock were classified out of permanent equity since it fit certain criteria in paragraph#2 of EITF Topic D-98), however it was not classified as a liability since it did not meet the definition of a liability. The warrants on the Series D Preferred Stock were classified as a current liability under the guidance established in FAS 150.

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

The value of the warrants to purchase Series D preferred stock was calculated by converting them to their common share equivalents, then utilizing the Black-Scholes Method to arrive at a fair value.  The amounts allocated to the preferred stock and warrants were equivalent to their relative fair values.  At December 31, 2006, in accordance with SFAS No. 150, the warrants were re-valued from $954,827 to their redemption amount of $1,393,827, resulting in interest expense of $439,000 during the fourth quarter of 2006.

Liquidation Preference

                Upon liquidation, holders of the Series C and D Convertible Redeemable Preferred Stock will be entitled to the greater of (1) a per share amount equal to the original purchase price plus any dividends accrued but not paid and (2) the amount that the holder would receive in respect of a share of Series C and D, preferred if immediately prior to dissolution and liquidation, all shares of Series C and D Convertible Redeemable Preferred Stock were converted into shares of common stock. The liquidation preference of Series C and D is $505,900 and $13,500,000, respectively.

ITEM 6. SELECTED FINANCIAL DATA

                The data set forth below should be read in conjunction with the Company’s financial statements and related notes and this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this filing. The statement of operations data presented below for the fiscal years ended December 31, 2007, 2006, and 2005 and the balance sheet data at December 31, 2007 and 2006 have been derived from the audited financial statements appearing elsewhere in this filing. The statement of operations data presented below for the fiscal years ended December 31, 2004, and 2003 and the balance sheet data at December 31, 2005, 2004, and 2003 have been derived from audited financial statements, not included elsewhere herein.

	Year Ended December 31,
Operating Results	2007	2006		2005	2004	2003
Revenue	$18,466,020	$17,333,681		$2,031,480	$5,837,224	$1,279,573
Gross Profit (Loss)	1,738,838	2,719,587		(485,336)	(149,085)	318,928
Loss From Operations	(14,456,285)	(5,257,298)		(5,075,285)	(6,087,358)	(3,301,020)
Loss Attributable to Common Shareholders	(14,423,450)	(15,577,688	)(1)	(6,377,646)	(8,056,694)	(3,924,774)
Net Loss Per Basic & Diluted Share Attributable To Common Shareholders	$(0.09)	$(0.11)		$(0.07)	$(0.12)	$(0.08)
Weighted Average Common Shares Used in Per Share Calculation	168,960,895	135,921,421		93,767,378	65,360,690	51,008,306

	As of December 31,
Balance Sheet Data	2007	2006		2005	2004	2003
Cash and Cash Equivalents	$6,873,448	$5,770,595		$798,649	$38,852	$59,045
Working Capital Surplus (Deficit)	14,215,991	9,294,450	(1)	(674,523)	(2,324,752)	(2,350,312)
Total Assets	31,489,988	17,268,146		2,664,404	1,790,868	221,225
Long term obligations—less current portion	268,073	289,300		667,668	2,026,589	1,665,396
Series C and D Preferred Stock; Series D Warrants	11,679,561	11,929,561	(1)	—	—	—
Stockholders’ Equity (Deficiency)	7,610,889	(1,862,724	)(1)	(852,837)	(4,273,641)	(3,941,442)

(1) Amounts have been restated.  See Note 3 to the consolidated financial statements.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                Statements in this Management’s Discussion and Analysis, and elsewhere in this Annual Report on Form 10 K concerning the Company’s outlook or future economic performance; anticipated profitability, gross billings, commissions and fees, expenses or other financial items; and, statements concerning assumptions made or exceptions to any future events, conditions, performance or other matters constitute forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, (1) that there can be no assurance that the Company will grow and/or manage its growth profitably, (2) risks-associated reliance on governmental regulations, (3) competition, (4) the Company’s results have fluctuated in the past and are expected to fluctuate in the future, (5) the loss of services of key individuals which could have a material adverse effect on the Company’s business, financial condition or operating results, and (6) risks associated with operating in emerging countries.

OVERVIEW

                WorldWater & Solar Technologies Corp. (formerly WorldWater &Power Corp.) is an international solar engineering and project management company with unique, high-powered solar electric technology and expertise, providing alternative energy solutions to a wide variety of customers in both domestic and international markets. Until 2002, WorldWater’s business was focused exclusively on providing developing countries with water and power solutions. Since then, the Company has placed increasing emphasis on domestic markets, principally in California, New Jersey, and surrounding states, and is addressing the needs of residential, commercial and industrial customers, in both the public and private sectors. The Company will continue to selectively submit proposals to various foreign governments in need of solving critical water supply and energy problems using the Company’s proprietary solar technology.

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

                On January 28, 2008, the Company completed the acquisition of  ENTECH, Inc.   With the combined technologies of the Company and ENTECH, we believe our solar systems will be capable of generating and delivering electrical and thermal energy on site at prices competitive to retail prices without relying on government sponsored rebates. ENTECH’s patented concentrator technology allows for the installation of large solar “farms” with greatly reduced requirements for solar cell materials (silicon or multi-junction). Due to the advantages of ENTECH’s concentrator, a significantly lesser amount of silicon used in flat plate solar modules is required by current ENTECH modules to generate the same electrical power. Consequently, the ENTECH technology greatly lessens the impact of the silicon material shortage currently constricting flat plate solar panel supply. ENTECH concentrators utilize a two-axis tracker to follow the sun’s position throughout the day, maximizing energy production.

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

                ENTECH will maintain its identity, location, and business operations in both terrestrial and space solar energy. The Company anticipates, but can provide no assurance, that ENTECH will continue to perform its contract work for NASA, the U.S. Department of Defense, and other customers, as well as its internal R&D programs leading to improved future products.

                The cash raised through the issuance of convertible debt and private equity sales has provided the Company with the working capital resources needed to meet its operating activities in 2007 and 2006. The Company will continue to seek to raise significant additional financing as required to fund the Company’s growing operations in 2008.

On September 28, 2007, the Company raised $13,365,000 through a Stock and Warrant Purchase Agreement with the Quercus Trust, whereby the Quercus Trust purchased 7.5 million shares of WorldWater’s common stock at a price of $1.782 per share.

On February 13, 2008 the Company announced that it has raised $35.64 million from The Quercus Trust in a private placement of 20,000 shares of WorldWater Series F Convertible Preferred Stock at a price of $1,782.00 per share.

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

                The Company performed a sensitivity analysis to determine the impact of fluctuations in our estimates for our allowance for doubtful accounts. As of December 31, 2007, the allowance for doubtful accounts was $221,000. If this amount were in error by plus or minus one percent of the account receivable balance, the impact would be an additional $103,000 of income or expense.

ACCOUNTING FOR INCOME TAXES

                The Company is required to estimate its income taxes in each of the jurisdictions in which it operates as part of its consolidated financial statements. This involves estimating the actual current tax in addition to assessing temporary differences resulting from differing treatments for tax and financial accounting purposes. These differences together with net operating loss carryforwards and tax credits may be recorded as deferred tax assets or liabilities on the balance sheet. A judgment must then be made of the likelihood that any deferred tax assets will be recovered from future taxable income. To the extent that the Company determines that it is more likely than not that deferred tax assets will not be utilized, a valuation allowance is established. Taxable income in future periods significantly different from that projected may cause adjustments to the valuation allowance that could materially increase or decrease future income tax expense. As of December 31, 2007 and 2006 an allowance equal to 100% of the deferred tax asset was recorded.

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

RESULTS OF OPERATIONS - YEARS ENDED DECEMBER 31, 2007 AND 2006 (amounts are rounded to the nearest thousand)

Contract Revenue.  Contract revenue for 2007 amounts to $17,530,000, and represents 95% of the Company’s revenue. This revenue was generated by domestic commercial and residential projects. The Company implemented an aggressive upgrade of the sales and marketing staff in 2007, along with taking a more aggressive approach to the bid proposal process. Staffing, both at an office and field crew level, were increased and skills upgraded, which played a big part in the Company securing a $16.25 million deal with Fresno International Airport in Fresno. Overall, the increase in revenue over 2007 was obtained as follows; In California, the Company completed four commercial projects with recognized revenue of $406,000 and had one commercial project in progress as of December 31, 2007, with recognized revenue of $13,347,000. The Company also completed fifteen residential projects with aggregate revenue of $667,000. In New Jersey, fourteen commercial projects were completed in 2007 with recognized revenue of $2,692,000.  Three residential jobs were completed with recognized revenue of $324,000. In Texas, the company concluded a 2006 job, recognizing revenue of $51,000. One small international job was completed in 2007, recognizing revenue of $3,000.

Contract Revenue — Related Party.  The Company also recorded related party revenue from a sale to a principal shareholder of 12 Mobil MaxPure® units, recognizing revenue of $900,000 in 2007.

                Grant Revenue.  The Company recognized grant revenue of $36,000 in 2007. This is composed of $1,400 from the U.S. Trade and Development Agency (USTDA) and $34,000 from the New Jersey Board of Public Utilities (NJBPU). The USTDA grant is in connection with a pilot project for water supply in Sri Lanka. This project is designed to assess solar technology methods to provide safe, sustainable water supplies to people in six villages near the tsunami-ravaged southern coast of Sri Lanka. The NJBPU grant is for research in the development of cost effective, grid-tied motor drives for photovoltaic applications. Both jobs were completed in 2007.

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

                Gross Profit on Contracts.  The Company generated gross profits on contracts totaling $1,489,000.  Gross profits were offset by warranty reserves and other expenses not allocated to individual contracts totaling $135,000 in 2007.

Gross Profit  on Contracts- Related Party.  The Company generated gross profits on related party contracts totaling $214,000.

                Gross Profit on Grants.  A Gross profit of $36,000 in 2007 was earned in connection with the Company’s grant revenue.

                Marketing, General and Administrative Expenses.  Marketing, general and administrative expenses amount to $15,369,000 in 2006, and consist primarily of salaries and related personnel costs, travel, professional fees, including legal and accounting, rent, insurance, and other sales and marketing expenses.

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

COMPARISON OF YEARS ENDED DECEMBER 31, 2007 AND 2006

(amounts are rounded to the nearest thousand)

Contract Revenue.  Contract revenue for the year ended December 31, 2007 was $17,530,000, an increase of $413,000, or 2%, from $17,117,000 for 2006. The Company continued its expanded revenue base with further continuing to upgrade the sales and marketing staff, along with taking a more aggressive approach to the bid proposal process. Staffing, both at an office and crew level, were increased and skills upgraded, which played a big part in the Company securing the biggest contract in its existence, a $16.25 million deal with an international airport in Fresno, California. Overall, the in revenue over 2007 was obtained as follows; In California, the Company completed four commercial projects with recognized revenue of $406,000 and had one commercial project in progress as of December 31, 2007, with recognized revenue of $13,347,000. The Company also completed fifteen residential projects with aggregate revenue of $667,000. In New Jersey, fourteen commercial projects were completed in 2007 with recognized revenue of $2,692,000.  Three residential jobs were completed with recognized revenue of $324,000. In Texas, the company concluded a 2006 job, recognizing revenue of $51,000. One small international job was completed in 2007, recognizing revenue of $3,000.

Contract Revenue — Related Party.  The Company also recorded related party revenue from a sale to a principal shareholder of 12 Mobil MaxPure® units, recognizing revenue of $900,000 in 2007 as compared to $0 in 2006.

                Grant Revenue.  Grant revenue for the year ended December 31, 2007 was $36,000, a decrease of $181,000, or 84% from $217,000 for 2006. The fluctuation is a reflection of the timing of grant awards and completion of associated tasks/milestones called for under the grants. Grant revenue is expected to be an immaterial portion of the Company’s revenue stream going forward into 2008.

                Cost of Contract Revenue.  The cost of contract revenue for the year ended December 31, 2007 was $16,042,000, an increase of $1,630,000 or 11% from $14,411,000 in 2006. The increase in cost of contract revenue is principally the result of higher volume in 2007.

Cost of Contract Revenue — Related Party.  The Company also recorded related party cost from from a sale to a principal shareholder of 12 Mobil MaxPure® units, of $685,000 in 2007 as compared to $0 in 2006.

                Cost of Grant Revenue.  There was no cost of grant revenue recorded for the year ended December 31, 2007, as compared to $203,000 in 2006.

                Gross Profit on Contracts.  The Company generated a gross profit on contracts in 2007 of $1,489,000, representing a decrease of $1,216,000, versus the gross profit of $2,705,000 in 2006. Gross profits totaling $1,840,000 were attributable to 36 projects. Gross profits were offset by $216,000 in gross losses generated by five projects. Gross profits are also offset by warranty reserves and other expenses not allocated to individual contracts totaling $135,000. The Company attributes the decrease in margin primarily to its main job at the Fresno Yosemite International Airport in 2007, a highly competitively bidded contract, which generated a gross profit margin of 8%, as opposed to the main job in 2006, that offered a margin of 27%. The Company continued to achieve better overall efficiencies, bid processes, and trained staff in support of the increasingly challenging and complex job bid process.

Gross Profit on Contracts- Related Party.  The Company generated gross profits on related party contracts totaling $214,000, as compared to $0 in 2006.

Gross Profit from Grants.  The Company generated gross profit of $36,000 from grants in 2007, versus a gross profit of $14,000 in 2006.

                Marketing, General and Administrative.  Marketing, general and administrative expenses for the year ended December 31, 2007 were $15,369,000, an increase of $7,594,000 or 98%, from $7,775,000 in 2006. The $7,594,000 increase includes increases in salaries and benefits of $2,278,000 associated with increased headcount in 2007. The number of full-time employees increased from 45 as of December 31, 2006 to 93 as of December 31, 2007. The increases were also a result of increases in professional fees totaling $2,900,000 made up of increased costs for legal, accounting, consulting and investor relations. Increases in Sales & Marketing of $700,000 were a result of increased staff and more focus on international markets. Facilities and Office expenses were up $885,000 covering areas such as our new facility in Ewing, recruiting expenses for high level staff, depreciation expense, and general office supplies, printing and postage. Insurance expenses increased by $250,000 due to the need for increased coverages on high exposure contracts, and significant increase in overall headcount. Shareholders expense increased by $160,000 due primarily to directors fees. Bad Debt write-offs, which the Company recorded as MG&A expense, increased by $318,000, mainly due to an isolated large contract settlement related to revenue recognized prior to 2007. The Company does not expect this type of write-off level to continue in 2008. Increases in other expenses of $103,000 accounted for the balance of the $7,594,000 change from 2006 to 2007.

                Research and Development Expenses.  Research and development expenses incurred in the year ended December 31, 2007 were $826,000, an increase of $624,000 or 308% from $202,000 in 2006. The increase is partly a result of Mobil MaxPure®, which accounted for $326,000, and the balance was related to development work being performed by Entech (see Proposed Acquisition section). The Company continues to develop its intellectual property, and its increased efforts to market the MobilMax product line.

                Loss from Operations.  In the year ended December 31, 2007 the Company incurred a loss from operations of $14,456,000, an increase of $9,199,000 or 175% from $5,257,000 in 2006.

                Debt Sourcing Fees and Commissions.  There were no fees and commission expenses incurred to raise debt funding in the year ended December 31, 2007 as compared to $284,000 in 2006.

                Beneficial Conversion and Warrant Amortization.  This expense is a non-cash charge incurred as a result of the market price of the Company’s common stock on the date of issuance of convertible notes being higher than the effective conversion price of the convertible notes being issued. In the year ended December 31, 2007, the Company incurred $125,000 of beneficial conversion and warrant inducement fees, associated with the issuance of convertible notes in July of 2005. For the year ended December 31, 2006, the Company incurred beneficial conversion and warrant inducement fees of $3,400,000. The increase is attributable to the amortization of the July 2005 convertible notes, using the effective interest method.

                Warrant Exercise Inducement Expense.  This expense is a non-cash charge incurred as a result of the Company granting short term inducements to certain warrant holders, whereby the exercise price was lowered for a limited period of time. In the years ended December 31, 2007 and 2006, the Company incurred $0 and $1,588,000, respectively.  At various times during 2006, the Company offered all individuals who were granted detachable warrants (issued in connection with convertible loans) in 2003 and 2004 a short-term inducement to exercise the warrants at a reduced exercise price ($0.20).  The offers were short term in nature and expired anywhere from 30-60 days from the initial offer. The Company notes that 9,099,698 warrants were exercised as a result of the offers.  Since the warrants were issued in connection with convertible loans, the Company recorded an expense related to the notes.  The expense for the inducement was recorded by obtaining the difference between the Black-Scholes value of the initial fair value of the warrants and that of the short-term modification multiplied by the number of parties who accepted the inducement. The Company used the current stock price, modified exercise price, current volatility, current interest and dividend rate and the 30-60 day term as their inputs for the Black-Scholes model.  The Company notes that the expense incurred as a result of these offers was $1,216,527.  The additional $371,905 of expense related to the Company issuing 1,447,422 shares of common stock to a debt holder to induce them to exercise their outstanding warrants (not at a discount).  The company calculated this portion of the expense by multiplying the market price of the stock the date the inducement was offered by the number of shares issued.

                Interest(Expense)/Income(net).  Was $196,000 and ($959,000) in the years ended December 31, 2007 and 2006, respectively, a decrease of $1,155,000 or 120%. This decrease was due to significant decreases in outstanding debt from 2007 to 2006, an expense due to an increase in the value of our Series D Preferred Stock warrant liability of $439,000 during 2006, along with Capital raises in 2007 that resulted in positive interest income.

                Income Taxes.  The Company recognized an income tax benefit of $0 and $0 for the years ended December 31, 2007 and 2006, respectively. The Company participates in the State of New Jersey’s Corporation Business Tax Benefit Certificate Transfer Program (the “Program”), which allows certain high technology and biotechnology companies to sell unused New Jersey net operating loss carryovers and research and development tax credits to other New Jersey corporate taxpayers.

                Accretion of Preferred Stock Dividends. These dividends are associated with Series C Preferred Stock, and are accrued for at an interest rate of 6%, paid monthly. In 2007 dividend expense was $38,000, as compared to $23,000 in 2006, where the dividend was only accrued over a six month period from the issuance of the preferred shares.

RESULTS OF OPERATIONS — YEARS ENDED DECEMBER 31, 2006 and 2005 (amounts are rounded to the nearest thousand)

        Contract Revenue.    Contract revenue for 2006 amounts to $17,117,000, and represents 99% of the Company’s revenue. This revenue, was generated by domestic commercial and residential projects. The significant revenue growth can be attributed to the Company moving away from its entrepreneurial roots in 2006. The expanded revenue base from 2005 to 2006 was a mixture of upgrading the sales and marketing staff, along with taking a more aggressive approach to the bid proposal process. Staffing, both at an office and crew level, were increased and skills upgraded, which played a big part in the Company securing the biggest contract in its existence, a $7.8 million deal with an irrigation farm in California. Overall, the increase in revenue over 2005 was obtained as follows; In California, the Company completed two commercial projects with recognized revenue of $1,820,000 and had six commercial projects in progress as of December 31, 2006, with recognized revenue of $9,658,000. The Company also completed nine residential projects with aggregate revenue of $524,000. In New Jersey, six commercial projects were completed in 2006 with recognized revenue of $2,108,000. Three commercial projects, with recognized revenue of $2,128,000 in 2006, were in progress as of December 31, 2006. The Company also recorded revenue of $567,000 from three commercial projects in Delaware and $278,000 from one project in Texas.

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

        Gross Profit (Loss) on Contracts.    The Company generated gross profits on contracts totaling $2,705,000 in 2006. Gross profits totaling $3,463,000 were attributable to 27 projects. Gross profits were offset by $99,000 in gross losses generated by four projects. Gross profits are also offset by warranty reserves and other expenses not allocated to individual contracts totaling $659,000.

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

        Research and Development Expenses.    Research and development expenses incurred in the year ended December 31, 2006 were $202,000, an increase of $60,000 or 42% from $142,000 in 2005. The increase is a result of the Mobil Max Product line. The Company has continued to develop its intellectual property as evidenced by the filing of two patent applications in 2006.

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

        Interest Expense.    Interest expense was $1,079,000 and $1,029,000 in the years ended December 31, 2006 and 2005, respectively, an increase of $50,000 or 5%. This increase was due to a significant decrease in outstanding debt from 2005 to 2006 offset by an expense due to an increase in the value of our Series D Preferred Stock warrant liability of $439,000 during 2006.

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

HISTORICAL CASH FLOW ANALYSIS

                The “Historical Cash Flows Analysis” section discusses consolidated cash flow from operations, investing activities and financing activities.

Cash Flows from Operating Activities

	Year ended December 31,
	2007	2006 (restated)
Net Cash Used in Operating Activities	$(16,549,549)	$(10,362,259)

                In 2007, the Company had an increase in net cash used in operating activities of $6,187,290 in a period when the Company also had an increase in net loss of $2,896,647. An analysis of the increased loss is above in the RESULTS OF OPERATIONS and COMPARISON OF YEARS ENDED DECEMBER 31, 2007 and 2006. The increase in net cash used in operating activities in 2007, a period when the Company’s net loss increased, is attributable to changes in non-cash charges and from the timing of cash receipts and disbursements related to working capital items in 2007. These changes in working capital items relate mainly to the significant increase in job contracts from 2006 to 2007, along with an increase in staffing to coincide with the growth of the company.

Increases (decreases) in non-cash charges:
Beneficial conversion and Warrant amortization	(3,275,034)
Warrant exercise inducement expenses	(1,588,432)
Issuance of stock for service	19,018
Depreciation and amortization	89,185
Loss on disposal of asset	160,279
Stock-based employee compensation cost	(106,034)
Interest expense attributable to increase in value of warrant liability	(439,000)
Amortization of interest expense	(333,823)
Issuance of options and warrants for services	(10,000)
Amortization of intangibles and loan origination costs	(290,688)
Share-based non-employee compensation cost	(44,280)
Amortization of deferred compensation	(45,000)
Issuance of stock in lieu of interest	(43,237)
(5,907,046)
Changes in timing of cash receipts and disbursements related to working capital items	2,616,403
(3,290,643)
Change in net loss—2007 compared to 2006	(2,896,647)
Increase in net cash used in operating activities	$(6,187,290)

Refer to Warrant Exercise Inducement Expense section on the MD&A for a detailed description of the transactions.

Cash Flows from Investing Activities

	Year ended December 31,
	2007	2006
Net Cash Used in Investing Activities	$(4,396,035)	$(966,234)

                In 2007 and 2006, investing activities included the deferred acquisition costs and advances to ENTECH Inc.  Investing activities also included leasehold improvements for the company’s corporate headquarters in Ewing, NJ, and the purchase of office equipment including computers for the increased workforce.

As part of the merger agreement, the Company required to provide to ENTECH $5.0 million of working capital to provide research and development engineering related to the implementation of a new manufacturing plant in Texas.  Approximately $2.7 million of working capital was provided to ENTECH as of December 31, 2007, of which $500,000 was expensed as research and development expense on WorldWater’s Statement of Operations in the quarter ending September 30, 2007.  The remaining $2.3 million of capital was provided to ENTECH subsequent to December 31, 2007 and  prior to the merger which was completed on January 28, 2008.

Cash Flows from Financing Activities

	Year ended December 31,
	2007	2006 (restated)
Net Cash Provided By Financing Activities	$22,048,437	$16,300,439

                In 2007, the Company issued 1,233,666 shares of 10% convertible debentures maturing in 2007 and 2008 generating net proceeds of $185,050. In addition, 18,884,465 shares of common stock were issued upon the exercise of warrants and stock options, raising $3,621,555.

On September 28, 2007, the Company entered into a Stock and Warrant Purchase Agreement with the Quercus Trust, whereby the Quercus Trust purchased 7.5 million shares of WorldWater’s common stock at a price of $1.782 per share, for total proceeds of $13,365,000. The Agreement also provides for the issuance of warrants to the Quercus Trust for the purchase of 9.0 million additional shares of WorldWater’s common stock at an exercise price of $1.815, subject to certain adjustments. The exercise of warrants into common stock cannot take place until additional shares are authorized by the company’s shareholders.  Prior to September 28, 2007, the Quercus Trust and its affiliates owned approximately 21.6 million shares of WorldWater common stock, representing approximately 12.2% of the equity ownership in the Company, or 8.2% on a fully diluted basis. With this Agreement, the Quercus Trust and its affiliates own approximately 16.4% of the equity ownership in WorldWater, or 10.6% on a fully diluted basis as of September 30, 2007.

On April 12, 2007, the Company initiated a private offering. A summary of the offering included 10,900,000 Shares of the Company’s Common stock issued at $0.50 per share, with a five-year warrant attached to purchase 3,500,000 Shares of the Company’s common stock at $0.50. Net proceeds from this offering amounted to $5,117,000. The net proceeds from this Offering were used by the Company primarily for working capital.

LIQUIDITY AND CAPITAL RESOURCES

                At December 31, 2007, our current ratio was 2.19 compared to 2.34 at December 31, 2006. As of December 31, 2007, we had $14,215,991 of working capital compared to working capital of $9,294,450 as of December 31, 2006. Cash and cash equivalents were $6,873,448 as of December 31, 2007, as compared to $5,801,852 as of December 31, 2006.

                The Company has historically financed operations and met capital expenditures requirements primarily through sales of capital stock and solar system equipment sales. Management plans to continue to raise funds through the sale of capital and forecasts increased revenues.

                On September 28, 2007, the Company raised $13,365,000 through a Stock and Warrant Purchase Agreement with the Quercus Trust, whereby the Quercus Trust purchased 7.5 million shares of WorldWater’s common stock at a price of $1.782 per share.

On February 13, 2008 the Company announced that it has raised $35.64 million from The Quercus Trust in a private placement of 20,000 shares of WorldWater Series F Convertible Preferred Stock at a price of $1,782.00 per share.

The Company has budgeted for $5.5 million of capital expenses in 2008, mainly consisting of machinery and equipment for its 71,000 square foot technical and manufacturing facility, which is leased in the County of Tarrant, TX.

In January 2008, Quercus Trust, advanced the Company $6.0 million at a rate of 8%. These funds were used primarily to expedite the acquisition of ENTECH on January 28, 2008. The outstanding principal amount of the note and all accrued and unpaid interest was repaid on February 12, 2008.

We believe that our existing cash balance together with our other existing financial resources, including our capital raise in 2008, and revenues from sales of our solar systems, will be sufficient to meet our operating and capital requirements beyond the first quarter of 2009.

                Below is a table showing the potential issuable shares and available authorized common to be issued as of December 31, 2007.

As of December 31, 2007
Number of authorized common shares:	275,000,000
Less common shares outstanding:	189,352,674
Less potential issuable common shares:
Warrants	13,484,226
Debt conversion rights	1,454,470
Stock options	14,589,417
Preferred stock conversion rights	55,842,797
Total Potential Issuable Common Shares	85,370,910
Available common shares to be issued:	276,416

On  October 29, 2007, we entered into a merger agreement to acquire ENTECH. The merger agreement requires, among other things, the payment of $5 million and the issuance of 19,672,131  shares of WorldWater common stock to the ENTECH stockholders. Since we did not have sufficient authorized and unissued shares of common stock to complete the merger, on January 25, 2008, we entered into a Stock Exchange Agreement with The Quercus Trust pursuant to which agreement the Company issued 19,700 shares of its Series E Convertible Preferred Stock in exchange for 19,700,000 shares of the Company’s common stock held by The Quercus Trust. Each share of the Series E Convertible Preferred Stock will automatically convert into 1,000 shares of the Company’s common stock upon the approval of the holders of WorldWater common stock to the increase in our authorized common stock discussed in this Proposal. The merger was completed on January 28, 2008.   As a result, our stockholders must approve the amendment of our Certificate of Incorporation to increase our authorized common stock in order for to convert the Series E Convertible Preferred Stock to common stock. (See “The Acquisition of ENTECH” below.) If the Company’s stockholders approve the proposed increase in authorized shares, no further action or authorization by the Company’s stockholders will be necessary to convert the Series E Convertible Preferred Stock to common stock.

                Additionally, the increase in the authorized number of shares is required in order to accommodate the Company’s anticipated growth and to pursue new business. The increased share authorization will provide the Company with an ability to raise capital funds that may be necessary to further develop its core business, to fund other potential acquisitions, to finance working capital requirements, to have shares available for use in connection with its stock option plans, and to pursue other corporate purposes that may be identified by the board of directors. The board of directors will determine whether, when and on what terms the issuance of shares of common stock may be warranted in connection with any future actions. No further action or authorization by the Company’s stockholders would be necessary prior to issuance of these additional shares of common stock authorized under the amendment, except as may be required for a particular transaction by the Company’s Certificate of Incorporation, by applicable law or regulatory agencies or by the rules of the NASDAQ Stock Market or of any stock exchange on which the Company’s common stock may then be listed.

                Although an increase in the authorized shares of common stock could, under certain circumstances, also be construed as having an anti-takeover effect (for example, by permitting easier dilution of the stock ownership of a person seeking to effect a change in the composition of the board of directors or contemplating a tender offer or other transaction resulting in the acquisition of the Company by another company), the proposed amendment is not in response to any effort by any person or group to accumulate the

Company’s stock or to obtain control of the Company by any means. In addition, the proposal is not part of any plan by the board of directors to recommend or implement a series of anti-takeover measures.

COMMITMENTS AND GUARANTEES

                The Company’s commitments as of December 31, 2007, for the years 2008 through 2012 and thereafter as summarized below:

	2008	2009	2010	2011	2012	Thereafter	Total
Long-tem debt maturities (face amount)	$560,897	$—	$38,456	$—	$—	$—	$599,353
Employment obligations	1,352,707	1,440,680	1,082,347	316,667	—	—	4,192,401
Renewable energy credit guarantee obligations	64,701	64,701	64,701	64,701	35,509		294,313
Operating lease payments	885,743	829,469	772,631	772,631	772,631	3,516,555	7,549,660
Total	$2,864,048	$2,334,850	$1,958,135	$1,153,999	$808,140	$3,516,555	$12,635,731

INCOME TAXES

                As of December 31, 2007, the Company had federal and state net operating loss carryforwards totaling approximately $44,845,500 and $29,409,800, respectively, available to reduce future taxable income and tax liabilities which expire at various dates between 2007 and 2026. In addition, as of December 31, 2007, the Company had federal research and development tax credit carryforwards of approximately $180,600 available to reduce future taxable income and tax liabilities which expire at various dates between 2026. Under provisions of the Internal Revenue Code, substantial changes in the Company’s ownership may limit the amount of net operating loss carryforwards and research and development credit carryforwards, which can be used in future years.

ACQUISITION

In June, 2006, the Company announced that it entered into a letter of intent with ENTECH, Inc., based in Keller, Texas, to acquire all the outstanding stock of ENTECH upon completion of the necessary due diligence and after obtaining appropriate financing. ENTECH, a private company formed in 1983, is a developer and manufacturer of advanced concentrating solar photovoltaic and thermal technologies for terrestrial and space power applications. ENTECH has developed concentrator solar power systems, supplied solar power for space missions for NASA, and installed ground-based concentrating solar systems in North America.

To obtain the exclusive opportunity through December 31, 2006 to conduct due diligence, the Company made a $500,000 non-refundable payment to ENTECH in 2006. From June 2006 through early 2007, we performed due diligence review of business, legal and financial matters relating to the acquisition of ENTECH, and negotiations were ongoing regarding the terms of definitive agreements, however, no agreement was completed as originally anticipated under the original letter of intent.

On May 25, 2007, we entered into a second letter of intent to acquire ENTECH. This letter of intent was subsequently amended on August 1, 2007 to extend the date by which the merger must be completed. On October 29, 2007, the Company and ENTECH entered into an Agreement and Plan of Merger. The merger was completed on January 28, 2008. Specifically, ENTECH merged with and into a wholly-owned subsidiary of the Company and the subsidiary survived the merger as a wholly-owned subsidiary of the Company. Under the terms of the merger agreement, WorldWater paid the following consideration to ENTECH stockholders in 2008:

•                  $4.5 million in cash, (in addition to, $500,000 that was paid during 2007), and

•                  19,672,131 shares of the Company’s common stock for an aggregate value of  $42,295,082. This determination of value is based on a $2.15 per share value of the Company’s common stock, which is its estimate of the fair market value of its common stock for a reasonable period before and after the date of merger agreement, October 29, 2007.

Additionally, the ENTECH stockholders are entitled to receive future earn-out consideration calculated as 5% of Merger Sub’s gross revenues determined in accordance with generally accepted accounting principles until the accumulated total of such earn-out payments paid by WorldWater to the ENTECH stockholders equals $5.0 million. WorldWater also was responsible for the payment of $1.3 million of ENTECH’s liabilities, which was paid at the closing on January 28, 2008.

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

In addition to the $500,000 non-refundable standstill payment to ENTECH in 2006, we made another $500,000 standstill payment in the second quarter 2007 which was released to the ENTECH stockholders prior to the completion of the merger transaction. Due diligence fees of $411,442 were recorded on the balance sheet through September 30, 2007, and along with the two $500,000 payments to ENTECH, resulted in a capitalized amount of $1,411,442 on the balance sheet at September 30, 2007, classified as deferred cost on proposed acquisition.   Such amount will be added to the purchase price consideration.

In addition to the consideration to be paid to ENTECH’s stockholders, WorldWater was required to provide to ENTECH $5.0 million of working capital to provide research and development engineering related to the implementation of a new manufacturing plant in Texas.  Approximately $2.7 million of working capital was provided to ENTECH as of December 31, 2007, of which $500,000 was expensed as research and development expense on WorldWater’s Statement of Operations in the quarter ending September 31, 2007.   The balance of such funds was recorded as tangible assets or was in the bank accounts of ENTECH as of the acquisition date.  The remaining $2.3 million of working capital was provided to ENTECH subsequent to December 31, 2007 and  prior to the merger which was completed on January 28, 2008.

As a result of the ENTECH merger transaction, ENTECH’s current stockholders own approximately 10% of the fully-diluted post-transaction common stock of WorldWater.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“FAS 141R”), which replaces FASB Statement No. 141. FAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree, and the goodwill acquired. FAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. FAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be our fiscal year beginning January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (“FAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. FAS 160 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be our fiscal year beginning January 1, 2009. We are currently evaluating the potential impact, if any, of the adoption of FAS 160 on our consolidated financial position, results of operations and cash flows.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA .

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of WorldWater & Solar Technologies Corp. and Subsidiaries (formerly WorldWater & Power Corp. and Subsidiaries) (the “Company”) as of December 31, 2007 and 2006 (as restated), and the related consolidated statements of operations, changes in stockholders’ equity (deficiency), and cash flows for each of the years in the three-year period ended December 31, 2007.  We also have audited WorldWater & Solar Technologies Corp. and Subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made my management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  A material weakness regarding Management’s failure to design and maintain adequate and timely controls over financial reporting has been identified and described in Management’s Assessment.  This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2007 financial statements.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WorldWater & Solar Technologies Corp. and Subsidiaries (formerly WorldWater & Power Corp. and Subsidiaries) as of December 31, 2007 and 2006 (as restated), and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.  However, in our opinion, WorldWater & Solar Technologies Corp. and Subsidiaries did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As discussed in Note 4 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

As discussed in Note 3 to the consolidated financial statements, the Company has restated its consolidated financial statements for the year ended December 31, 2006.

/s/ Amper, Politziner & Mattia, P.C.

March 27, 2008

Edison, New Jersey

WORLDWATER & SOLAR TECHNOLOGIES CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF

	December 31, 2007	December 31, 2006
		(Restated)
Assets

Current Assets:
Cash and cash equivalents	$6,873,448	$5,770,595
Restricted cash	—	31,257
Accounts receivable - trade, (net of allowance of $220,916 and $29,257 at December 31, 2007 and 2006, respectively)	10,155,589	5,288,241
Accounts receivable - other	—	22,500
Rebates receivable	1,153,800	—
Inventory	1,399,168	748,470
Costs and estimated earnings/losses in excess of billings	5,548,631	2,548,427
Prepaid expenses and deposits	973,795	1,763,293
Travel advances to employees	43,024	33,676
Total Current Assets	26,147,455	16,206,459

Equipment and Leasehold Improvements, Net	1,467,794	195,808

Intangible And Other Assets
Other intangible assets, net	26,667	66,667
Deferred costs on and advances to acquiree - ENTECH	3,795,362	790,769
Other deposits	52,710	8,443
Total Assets	$31,489,988	$17,268,146

Liabilities, Convertible Redeemable Preferred Stock, and Stockholders’ Equity/(Deficiency)

Current Liabilities:
Accounts payable and accrued expenses	9,392,944	4,862,877
Long-term debt and notes payable, current portion	298,092	360,897
Notes payable, related parties	—	3,000
Customer deposits	4,000	43,453
Customer deposits - related party	775,000	—
REC guarantee liability, current portion	64,701	98,710
Billings in excess of costs and estimated earnings/losses	2,900	149,245
Series D preferred stock warrants	1,393,827	1,393,827
Total Current Liabilities	11,931,464	6,912,009

Long-term debt and notes payable	38,456	38,456
REC guarantee liability, net of current portion	229,618	250,844
Total Liabilities	12,199,538	7,201,309

Convertible redeemable preferred stock
Series C convertible redeemable preferred stock	500,000	750,000
Series D convertible redeemable preferred stock	11,179,561	11,179,561
Total Convertible Redeemable Preferred Stock	11,679,561	11,929,561

Stockholders’ Equity / (Deficiency):
Preferred Stock Convertible $.01 par value authorized
10,000,000; issued and outstanding:
Series B 7%- 611,111 shares liquidation preference $550,000	6,111	6,111
Common Stock, $.001 par value; authorized 275,000,000;
189,352,674 and 149,359,052 issued and outstanding at December 31, 2007 and 2006, respectively	189,353	149,359

Additional paid-in capital	71,425,032	47,567,963
Accumulated deficit	(64,009,607)	(49,586,157)
Total Stockholders’ Equity / (Deficiency)	7,610,889	(1,862,724)

Total Liabilities, Convertible Redeemable Preferred Stock and Stockholders’ Equity/(Deficiency)	$31,489,988	$17,268,146

The Notes to Consolidated Financial Statements are an integral part of these statements.

WORLDWATER & SOLAR TECHNOLOGIES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	Years Ended:
	2007	2006	2005
	(Restated)
Revenues:
Contract	$17,530,167	$17,116,789	$1,918,420
Contract - Related Party	900,000	—	—
Grant	35,853	216,892	113,060
Total	18,466,020	17,333,681	2,031,480

Cost of Revenues:
Contract	16,041,611	14,411,406	2,445,441
Contract - Related Party	685,571	—	—
Grant	—	202,688	71,375

Total	16,727,182	14,614,094	2,516,816

Gross Profit (Loss):
Contract	1,488,556	2,705,383	(527,021)
Contract - Related Party	214,429	—	—
Grant	35,853	14,204	41,685
Total	1,738,838	2,719,587	(485,336)

Operating Expenses:
Marketing, general and administrative expenses	15,369,285	7,774,871	4,447,767
Research and development expense	825,838	202,014	142,182
Total Operating Expenses	16,195,123	7,976,885	4,589,949
Loss from Operations	(14,456,285)	(5,257,298)	(5,075,285)

Other (Expense) Income
Debt sourcing fees and commissions	—	(284,138)	(441,956)
Beneficial Conversion and Warrant Amortization	(124,964)	(3,399,992)	(6)
Warrant exercise inducement fees	—	(1,588,432)	—
Interest Income	271,587	120,103	168,278
Interest Expense	(75,377)	(1,078,635)	(1,028,677)
Total Other (Expense) Income, Net	71,246	(6,231,094)	(1,302,361)
Net Loss	(14,385,039)	(11,488,392)	(6,377,646)

Accretion of preferred stock dividends	(38,411)	(22,500)	—

Preferred Stock Dividends attributable to Beneficial Conversion and Warrant Amortization	—	(4,066,796)	—

Net Loss Attributable to Common Shareholders	$(14,423,450)	$(15,577,688)	$(6,377,646)

Net Loss applicable per Common Share (basic and diluted)	$(0.09)	$(0.11)	$(0.07)

Weighted Average Common Shares Outstanding used in Per Share Calculation (Basic and Diluted)	168,960,895	135,921,421	93,767,378

The Notes to the Consolidated Financial Statements are an integral part of these statements.

WORLDWATER & SOLAR TECHNOLOGIES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

	2007	2006	2005
	(Restated)

Cash Flows from Operating Activities:
Net loss attributable to common shareholders	$(14,423,450)	$(15,577,688)	$(6,377,646)
Preferred stock dividends attributable to Beneficial Conversion and Warrant amortization	—	4,066,746	—
Accretion of preferred stock dividends	38,411	22,500	—

Adjustments to reconcile net cash used in operating activities:
Issuance of warrants as inducement for warrant exercise	—	1,588,432	—
Beneficial conversion and warrant amortization	124,964	3,399,998	6
Stock based employee compensation cost	1,017,721	1,123,755	—
Interest expense attributable to increase in value of warrant liability	—	439,000	—
Amortization of interest expense	—	333,823	654,126
Amortization of intangibles and loan origination costs	40,000	330,688	498,214
Issuance of stock for service	246,500	227,481	211,272
Issuance of options and warrants for services	60,000	70,000	—
Share based non-employee compensation cost	8,500	52,780	—
Amortization of deferred compensation	—	45,000	30,000
Issuance of stock in lieu of interest	25,736	68,973	371,087
Loss on disposal of fixed assets	160,279	—	—
Depreciation and amortization	119,457	30,272	67,015

Changes in assets and liabilities:
Accounts receivable	(4,867,348)	(4,933,503)	1,223,339
Accounts receivable — related parties	22,500	9,926	(32,426)
Rebates receivable	(1,153,800)	—	—
Inventory	(650,698)	(364,748)	(381,272)
Costs and estimated earnings/losses in excess of billings	(3,000,204)	(2,081,442)	(466,985)
Prepaid expenses and deposits	745,232	(1,621,248)	(61,337)
Advances to employees	(9,348)	(16,394)	(3,049)

Accounts payable and other accrued expenses	4,412,033	2,574,270	(275,619)

Accrued losses on construction in progress	—	(155,090)	155,090
Billings in excess of costs and estimated earnings/losses	(146,345)	117,443	31,802
Renewable energy credits guarantee liability	(55,236)	(67,017)	22,954
Customer deposits	(39,453)	(46,266)	28,920
Customer deposits — related party	775,000	—	—
Net Cash (Used in) Operating Activities	(16,549,549)	(10,362,259)	(4,304,509)

Cash Flows from Investing Activities:
Purchase of equipment and leasehold improvements	(1,391,442)	(175,465)	(35,872)
Deferred costs on and advances to acquiree — ENTECH	(3,004,593)	(790,769)	—
Net Cash (Used in) Investing Activities	(4,396,035)	(966,234)	(35,872)

Cash Flows from Financing Activities:
Proceeds from issuance of debt, and notes payable with detachable warrants	185,050	—	3,780,000
Proceeds from exercise of warrants and stock options	3,621,555	3,532,085	1,316,955
Proceeds from issuance of redeemable convertible preferred stock and warrants	(250,000)	12,884,388	—
Proceeds from issuance of common stock	18,482,000	—	1,222,222
Increase/(Decrease) in Restricted Cash and Restricted Cash Equivalents	31,257	(19,114)	—
Increase in Loan Origination costs	—	—	(418,832)
Payments on long-term debt	(21,425)	(96,920)	(855,402)
Net Cash Provided by Financing Activities	22,048,437	16,300,439	5,044,943

Net effect of currency translation on cash	—	—	55,235

Net Increase in cash and cash equivalents	1,102,853	4,971,946	759,797

Cash and cash equivalents, Beginning of year	5,770,595	798,649	38,852

Cash and cash equivalents, End of year	$6,873,448	$5,770,595	$798,649

Supplemental Disclosure:
Beneficial Conversion and Warrants on Preferred Stock Dividend	$—	$4,066,796	$—
Accretion of preferred stock dividends	(38,411)	(22,500)	—

The Notes to the Consolidated Financial Statements are an integral part of these statements.

WORLDWATER & SOLAR TECHNOLOGIES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIENCY)

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 (RESTATED) AND 2005

					Additional	Additional
					Paid-In	Paid-In
	Preferred Stock		Common Stock		Capital	Capital	Accumulated
	Shares	Par Value	Shares	Par Value	(Preferred)	(Common)	Deficit	Total
Balance, December 31, 2004	611,111	6,111	79,834,341	79,834	537,331	22,864,141	(27,761,058)	(4,273,641)

Beneficial conversion feature of convertible notes	—	—	—	—	—	2,171,444	—	2,171,444
						94,149	—	94,149
Conversion of convertible notes	—	—	12,530,017	12,530	—	2,222,470	—	2,235,000
Issuance of Common Stock:	—	—				—	—	—
For Services	—	—	361,416	361	—	111,189	—	111,550
Under SPA (SBI & CAMOFI)	—	—	5,000,001	5,000	—	1,217,222	—	1,222,222
Exercise of Warrants	—	—	6,177,605	6,179	—	1,149,996	—	1,156,175
Exercise of “cash-less” Warrants	—	—	1,207,341	1,207	—	(1,207)	—	—
Exercise of options	—	—	1,430,382	1,430	—	320,325	—	321,755
In lieu of payment of interest	—	—	1,495,837	1,496	—	369,590	—	371,086
Purchase of QuantumEnergy Net Assets	—	—	750,000	750	—	239,250	—	240,000
Warrants granted for financing commissions	—	—	—	—	—	282,001	—	282,001
Warrants granted for services	—	—	—	—	—	60,523	—	60,523
Detachable warrants granted with convertible debt	—	—	—	—	—	1,447,310	—	1,447,310
Amortization of deferred compensation	—	—	—	—	—	—	30,000	30,000
Comprehensive loss	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(6,378,491)	(6,378,491)
Other comprehensive expense -	—	—	—	—	—	—	—
Currency translation adjustment	—	—	—	—	—	—	56,080	56,080
Total comprehensive loss	—	—	—	—	—	—	—
Balance, December 31, 2005	611,111	6,111	108,786,940	108,787	537,331	32,548,403	(34,053,469)	(852,837)

Beneficial Conversion and Warrants on Preferred Stock Dividend						4,066,796	(4,066,796)	—
Conversion of convertible notes	—	—	21,422,223	21,422	—	3,771,078	—	3,792,500
Issuance of common stock:							—	—
For services and to induce exercise of warrants	—	—	425,000	425	—	228,171	—	228,576
Exercise of warrants	—	—	16,620,276	16,620	—	3,404,679	—	3,421,299
Exercise of options	—	—	450,561	451	—	109,220	—	109,671
In lieu of payment of interest	—	—	206,630	207	—	68,765	—	68,972
Warrants granted to induce exercise of warrants	—	—	1,447,422	1,447	—	1,586,985	—	1,588,432
Warrants granted for services	—	—	—	—	—	70,000	—	70,000
Share-based employee compensation cost	—	—	—	—	—	1,123,755	45,000	1,168,755
Share-based non-employee compenstation cost	—	—	—	—	—	52,780	—	52,780
Accretion of Preferred Stock Dividends						—	(22,500)	(22,500)
Net loss	—	—	—	—	—	—	(11,488,392)	(11,488,392)
Balance, December 31, 2006	611,111	6,111	149,359,052	149,359	537,331	47,030,632	(49,586,157)	(1,862,724)

Beneficial Conversion and Warrants on Preferred Stock Dividend						—	—	—
Conversion of convertible notes	—	—	1,233,666	1,234	—	183,816	—	185,050
Stock issued for services	—	—	755,000	755	—	245,745	—	246,500
Sale of Common Stock			18,400,000	18,400		18,463,600		18,482,000
Exercise of warrants	—	—	12,745,271	12,745	—	1,868,439	—	1,881,184
Exercise of options	—	—	6,139,194	6,139	—	1,734,232	—	1,740,371
Conversion of Preferred C Stock	—	—	641,025	641	—	249,359	—	250,000
In lieu of payment of interest	—	—	79,466	80	—	25,657		25,737
Warrants granted for services	—	—	—	—	—	60,000	—	60,000
Share-based employee compensation cost	—	—	—	—	—	1,017,721	—	1,017,721
Share-based non-employee compenstation cost	—	—	—	—	—	8,500	—	8,500
Accretion of Preferred Stock Dividends						—	(38,411)	(38,411)
Net loss	—	—	—	—	—	—	(14,385,039)	(14,385,039)
Balance, December 31, 2007	611,111	$6,111	189,352,674	$189,353	$537,331	$70,887,701	$(64,009,607)	$7,610,889

The Notes to Consolidated Financial Statements are an integral part of these statements.

WORLDWATER & SOLAR TECHNOLOGIES CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note (1) Liquidity and Capital Resources

                At December 31, 2007, our current ratio was 2.19. As of December 31, 2007, we had $14,215,991 of working capital.  Cash and cash equivalents were $6,873,448 as of December 31, 2007.

                The Company has historically financed operations and met capital expenditures requirements primarily through sales of capital stock and solar system equipment sales. Management plans to continue to raise funds through the sale of capital and forecasts increased revenues.

                On September 28, 2007, the Company raised $13,365,000 through a Stock and Warrant Purchase Agreement with the Quercus Trust, whereby the Quercus Trust purchased 7.5 million shares of WorldWater’s common stock at a price of $1.782 per share.

On January 28, 2008, the Company announced that it has closed the merger with ENTECH, Inc. (ENTECH) of Keller, Texas.  For the years ended September 30, 2007 and 2006, ENTECH had revenue of $1,102,253 and $1,135,069, respectively and net income (loss) of $71,228 and $(106,167), respectively.  This transaction was made possible through agreement with one of WorldWater’s largest investors, the Quercus Trust (Quercus). Quercus exchanged 19.7 million of its common shares of WorldWater for 19,700 shares of convertible preferred stock and supplied WWAT with a $6 million bridge loan. The 19.7 million common shares and the bridge loan were subsequently utilized to complete the ENTECH merger. Pursuant to the exchange agreement, once a shareholders meeting is held and a sufficient amount of additional common shares are authorized, a subsequent exchange with Quercus will be implemented. As a result, Quercus will receive 19.7 million common shares in exchange for the 19,700 shares of convertible preferred stock previously issued.

Specifically, ENTECH merged with and into a wholly-owned subsidiary of the Company. Under the terms of the merger agreement, WorldWater gave the following consideration to ENTECH stockholders in 2008:

•                  $4.5 million in cash, and (in addition, $500,000 was paid during 2007); and

•                  19,672,131 shares of the Company’s common stock for an aggregate value of  $42,295,082. This determination of value is based on a $2.15 per share value of our common stock, which is our estimate of the fair market value of our common stock for a reasonable period before and after the date of merger agreement, October 29, 2007.

On January 28, 2008, and in connection with the merger described above, the Company entered into a $6 million Promissory Note (the “Note”) with The Quercus Trust. The Note bears interest at a rate of 8% per annum. The outstanding principal amount of the Note and all accrued and unpaid interest was repaid on February 12, 2008.

On February 13, 2008 the Company raised $35.64 million from The Quercus Trust in a private placement of 20,000 shares of WorldWater Series F Convertible Preferred Stock at a price of $1,782 per share.

The Company has budgeted for $5.5 million of capital expenses in 2008, mainly consisting of machinery and equipment for its 71,000 square foot technical and manufacturing facility leased in the County of Tarrant, TX.

The Company believes that its existing cash balance together with its other existing financial resources, including a capital raise in 2008, and revenues from sales of its solar systems, will be sufficient to meet its operating and capital requirements beyond the first quarter of 2009.

Note (2)  Nature of the Business

       Effective May 2, 2007 the Company announced that the Board of Directors had approved a change in its corporate name to WorldWater & Solar Technologies Corp. (“WorldWater” or the “Company”).  On September 7, 2007, legal confirmation of the name change was confirmed. The Company stock symbol, WWAT.OB, remains the same.

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

On January 28, 2008, the Company completed the acquisition of  ENTECH, Inc.   With the combined technologies of the Company and ENTECH, it is believed the Company’s solar systems will be capable of generating and delivering electrical and thermal energy on site at prices competitive to retail prices without relying on government sponsored rebates. ENTECH’s patented concentrator technology allows for the installation of large solar “farms” with greatly reduced requirements for solar cell materials (silicon or multi-junction). Due to the advantages of ENTECH’s concentrator, a significantly lesser amount of silicon used in flat plate solar modules is required by current ENTECH modules to generate the same electrical power. Consequently, the ENTECH technology greatly lessens the impact of the silicon material shortage currently constricting flat plate solar panel supply. ENTECH concentrators utilize a two-axis tracker to follow the sun’s position throughout the day, maximizing energy production.

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

Information with respect to the Company’s geographic segments for the years ended December 31, 2007, 2006 and 2005 is presented below:

	Revenue
	2007	2006	2005
United States	$18,461,272	$17,141,808	$1,998,937
Asia	4,748	191,873	32,543
Total	18,466,020	17,333,681	2,031,480

All of the Company’s assets are located in the United States.

Note (3) Restatement of Financial Statements

The Company has re-evaluated its classification and valuation of the warrants to purchase Series D Preferred Stock.  In accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”), more specifically paragraph 22 which indicates, “the instruments shall be measured subsequently at the amount of cash that would be paid under the conditions specified in the contract if settlement occurred at the reporting date, recognizing the resulting change in that amount from the previous reporting date as interest cost.”  Based on this guidance, the Company has restated its December 31, 2006 Consolidated Balance Sheet and its Consolidated Statement of Operations for the year then ended with respect to the value and classification of such warrants to reflect their redemption value as a current liability at December 31, 2006.  The net effect of this adjustment resulted in an increase to current liabilities, a decrease to Series D Preferred Stock Warrants (mezzanine) and an increase in interest expense and net loss attributable to common shareholders in the amount of $439,000.  There was no impact on net loss applicable per common share.

A summary of all adjustments relating to the December 31, 2006 consolidated financial statements included in this Annual Report on Form 10-K is detailed below

The following table reflects the impact of the restatement on the Consolidated Balance Sheet:

	December 31, 2006	December 31, 2006
	(as previously reported and amended)	(restated)

Selected Balance Sheet Data:
Series D preferred stock warrants	$—	$1,393,827
Current liabilities	5,518,182	6,912,009
Total liabilities	5,807,482	7,201,309
Series D preferred stock warrants	954,827	—
Total convertible redeemable preferred stock	12,884,388	11,929,561
Accumulated deficit	(49,147,157)	(49,586,157)
Total stockholders' deficiency	(1,423,724)	(1,862,724)

The following reflects the impact of the restatement on the Consolidated Statement of Operations:

	Fiscal Year Ended
	December 31, 2006	December 31, 2006
	(as previously reported and amended)	(restated)

Selected Statement of Operations Data:
Interest expense, net	$(662,135)	$(1,078,635)
Total other (expense) income, net	(5,814,594)	(6,231,094)
Net loss	(11,071,892)	(11,488,392)
Accretion of preferred stock dividends*	—	(22,500)
Net loss attributable to common shareholders	(15,138,688)	(15,577,688)

* This amount was included in Interest expense, net and has been reclassified on the restated financial statements.

The following table reflects the impact of the restatement on the Consolidated Statement of Cash Flows:

	Fiscal Year Ended
	December 31, 2006	December 31, 2006
	(as previously reported and amended)	(restated)

Selected Cash Flow Data:
Net loss attributable to common shareholders	$(15,138,688)	$(15,577,688)
Accretion of preferred stock dividends*	—	22,500
Interest expense attributable to increase in value of warrant liability	—	439,000
Net cash (used in) operating activities*	(10,384,759)	(10,362,259)
Payments on long-term debt*	(74,420)	(96,920)
Net cash provided by financing activities*	16,322,939	16,300,439

* See note above.

The following table reflects the impact of the restatement on the Consolidated Statement of Stockholders’ Deficiency:

	Fiscal Year Ended
	December 31, 2006	December 31, 2006
	(as previously reported and amended)	(restated)

Selected Statement of Stockholders' Deficiency Data:
Accretion of preferred stock dividends*	$—	$(22,500)
Net loss	(11,071,892)	(11,488,392)
Accumulated deficit	(49,147,157)	(49,586,157)

* See note above.

See Note 21 Quarterly Financial Data (Unaudited) for the Balance Sheet effect of these restatements for the quarters ended March 31, 2007, June 30, 2007 and September 30, 2007 and the effect on the financial data for the quarter ended December 31, 2006.

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

                The Company’s wholly-owned inactive subsidiaries include:

                WorldWater, Inc., a Delaware Corporation

                WorldWater East Africa Ltd., a Tanzanian Corporation

                WorldWater Pakistan (PVT.), LTD., a Pakistan Company

Use of Estimates

                The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Estimates are used for, but not limited to, costs to complete contracts, warranty expense, depreciation, taxes, the guaranty liability for the value of Renewable Energy Credits, losses on uncompleted contracts and the value of shares issued. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from the estimates.

Fair Value of Financial Instruments

                The carrying value of accounts receivable, accounts payable, and accrued expenses approximate their respective fair values due to their short-term nature. The fair value of the Company’s notes payable and debt are estimated based on the current rates offered to the Company for debt of the same remaining maturities and similar terms. See “Guarantor Agreements” below for disclosures regarding the fair value of the Company’s exposure for Renewable Energy Credits (“RECs”) which have been accrued on the Balance Sheet as of December 31, 2007 and 2006.

Concentration of Credit Risk and Significant Customers

                Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with a high quality financial institution. With respect to accounts receivable as of December 31, 2007, 90% of the receivables, including related party receivables, were from one commercial customer, and were paid in 2008.   The Company does not require collateral or other security against accounts receivable; however, it maintains reserves for potential credit losses and such losses have historically been within management’s expectations. The Company had one major customer accounting for 72% of revenue for the year ended December 31, 2007, one customer accounting for 45% of revenue for the year ended December 31, 2006, and two customers accounting for 64% of revenue for the year ended December 31, 2005.

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

Renewable Energy Credit Guarantee (RECs)

                Under the equipment sales contract for a 267,840 kW (DC) solar-driven irrigation and energy system built in 2004 and a 42.7 kW solar-pumping and energy system currently in construction, the Company has guaranteed the price of certain Renewable Energy Certificates (RECs) to be generated by the installation during the first seven years of operation. Based on current market indications, the Company estimates its guarantee obligation may result in a potential loss of $452,907 which is tied to the future market and trading value of RECs traded in California. The liability was recorded in accordance with FIN 45, paragraph 8, whereby the Company determined the maximum number of kwh to be generated over the seven year span to be 3,148,936 (449,848 x 7), multiplied by the guaranteed amount of $0.125, resulting in a liability of $393,617. Without the knowledge of the future value of these RECs, the Company recorded as reductions of Contract Revenue: estimated losses of $0 in the year ended December 31, 2007, and $0, $59,290 and $393,617 in the years ended December 31, 2006, 2005, and 2004, respectively. Adjustments to the estimated guarantee obligation will be recognized as an adjustment of revenue over the seven year term of the respective guarantee obligations. As of December 31, 2007 the Company has made payments on this guarantee in the amount of $55,236.

The offering of renewable energy credit guarantee was an isolated incident, and the Company does not expect to continue this in the future. Further, the maximum liability described is fixed and accrued for and not subject to change over the life of the agreement.

Product Warranty

                The Company provides for the estimated cost of product warranties at the time revenue is recognized. Since the Company has a limited operating history, adjustments in future periods may be required as its installations mature. The following table summarizes the activity regarding the Company’s warranty accrual:

Balance, December 31, 2005	$109,387
Accruals for warranties issued during 2006	272,086
Utilization of warranty reserve during 2006	(3,511)
Balance, December 31, 2006	377,962
Accruals for warranties issued during 2007	276,990
Utilization of warranty reserve during 2007	(240,456)
Balance, December 31, 2007	$414,496

The product warranty accrual is included in Accounts Payable and Accrued Expenses in the Company’s Consolidated Balance Sheet.

Comprehensive Loss

                Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income” establishes standards for reporting and presentation of comprehensive loss and its components in a full set of financial statements. Comprehensive loss consists of net loss and foreign currency translation and is presented in the consolidated statements of stockholders’ equity (deficiency) SFAS No. 130 requires only additional disclosures in the financial statements; it does not affect the Company’s financial position or results of operations.

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

Equipment and Leasehold Improvements

                Equipment and leasehold improvements are carried at cost, less accumulated depreciation and amortization, and are depreciated and amortized for financial reporting purposes using the straight-line method. Depreciation for income tax purposes is computed using accelerated methods. The estimated useful lives are: computers and information equipment, 5 years; office furniture, vehicles, and test and assembly fixtures, 5 to 7 years; and leasehold improvements, the shorter of the useful life or the life of the lease. Upon retirement or disposal, the asset cost and related accumulated depreciation are removed from the accounts and the net amounts, less any proceeds, are charged or credited to income.

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

Advertising Costs

                Advertising costs are expensed as incurred and were approximately $157,093, $56,949, and $42,472 for the years ending December 31, 2007, 2006 and 2005 respectively.

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

                Under the modified prospective approach, SFAS No. 123R applies to new grants of options and awards of stock as well as to grants of options that were outstanding on January 1, 2006 and that may subsequently be repurchased, cancelled or materially modified. Under the modified prospective approach, compensation cost recognized for the years ended December 31, 2007 and 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested on, January 1, 2006, based on fair value as of the prior grant-date and estimated in accordance with the provisions of SFAS No. 123R. Prior periods were not required to be restated to reflect the impact of adopting the new standard.

                SFAS No. 123R also requires companies to calculate an initial “pool” of excess tax benefits available at the adoption date to absorb any tax deficiencies that may be recognized under SFAS No. 123R. The pool includes the net excess tax benefits that would have been recognized if the Company had adopted SFAS No. 123 for recognition purposes on its effective date. The Company has elected to calculate the pool of excess tax benefits under the alternative transition method described in FASB Staff Position (“FSP”) No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards,” which also specifies the method to calculate excess tax benefits reported on the statement of cash flows. The Company is in a net operating loss position; therefore, no excess tax benefits from share-based payment arrangements have been recognized for the years ended December 31, 2007 and 2006.

The pro-forma information presented in the following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” to stock-based employee compensation for the year ended December 31, 2005:

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

                The Company uses the Black-Scholes option-pricing model to estimate fair value of grants of employee and director stock options, with the following weighted average assumptions:

	Year Ended December 31,
Assumptions for Option Grants	2007	2006	2005
Risk-free interest rate	5%	5%	4%
Volatility	89%	34%	49%
Expected dividend yield	0%	0%	0%
Expected term	4-5 years	10 years	10 years
Estimated forfeiture rate	3%	1%	N/A

                The Company calculates expected volatility for a share-based grant based on historic daily stock price observations of our common stock during the period immediately preceding the grant that is equal in length to the expected term of the grant.  SFAS No. 123R also requires that estimated forfeitures be included as a part of the estimate of expense as of the grant date. The Company has used historical data to estimate expected employee behaviors related to option term, exercises and forfeitures. Prior to our adoption of SFAS No. 123R, the Company reduced pro-forma share-based compensation expense, presented in the notes to its financial statements, for actual forfeitures as they occurred.

                With respect to both grants of options and awards of restricted stock, the risk free rate of interest is based on the U.S. Treasury rates appropriate for the expected term of the grant or award.

                The Company adopted Statement 123(R) on January 1, 2006. This statement applies to all awards granted after the date of adoption and to awards modified, repurchased, or cancelled after that date. The value of the unvested stock options at December 31, 2006 and 2005was approximately $240,720, which was expensed in 2007 under General & Administrative Expense on the Consolidated Statement of Operations.

Net Loss Per Common Share

                Basic loss per share includes no dilution and is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. As presented, the Company’s basic and diluted net loss per share attributable to common stockholders is based on the weighted average number of common shares outstanding during the period. The calculation of diluted net loss per common share for the years ended December 31, 2007, 2006 and 2005 does not include other potential common shares, including shares issuable upon exercise of options, warrants and conversion rights, since their effect would be antidilutive due to the Company’s losses. Below is a table of the potential issuable shares as of December 31, 2007, 2006 and 2005, respectively:

	December 31, 2007	December 31, 2006	December 31, 2005
Warrants	13,484,226	24,792,873	36,789,366
Debt conversion rights	1,454,470	2,688,137	24,332,581
Stock options	14,589,417	20,270,623	11,810,392
Stock Purchase Agreement Rights	—	1,542,000	—
Preferred stock conversion rights	55,842,797	51,462,759	611,111
Total	85,370,910	100,756,392	73,543,450

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“FAS 141R”), which replaces FASB Statement No. 141. FAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree, and the goodwill acquired. FAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. FAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15,

2008, which will be our fiscal year beginning January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (“FAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. FAS 160 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be our fiscal year beginning January 1, 2009. We are currently evaluating the potential impact, if any, of the adoption of FAS 160 on our consolidated financial position, results of operations and cash flows.

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

Note (5)  Acquisition

       In June, 2006, the Company announced that it entered into a letter of intent with ENTECH, Inc., based in Keller, Texas, to acquire all the outstanding stock of ENTECH upon completion of the necessary due diligence and after obtaining appropriate financing. ENTECH, a private company formed in 1983, is a developer and manufacturer of advanced concentrating solar photovoltaic and thermal technologies for terrestrial and space power applications. ENTECH has developed concentrator solar power systems, supplied solar power for space missions for NASA, and installed ground-based concentrating solar systems in North America.

To obtain the exclusive opportunity through December 31, 2006 to conduct due diligence, the Company made a $500,000 non-refundable payment to ENTECH in 2006. From June 2006 through early 2007, we performed due diligence reviews of business, legal and financial matters relating to the acquisition of ENTECH, and negotiations were ongoing regarding the terms of definitive agreements, however, no agreement was completed as originally anticipated under the original letter of intent.

On May 25, 2007, the Company entered into a second letter of intent to acquire ENTECH. This letter of intent was subsequently amended on August 1, 2007 to extend the date by which the merger must be completed. On October 29, 2007, the Company and ENTECH entered into an Agreement and Plan of Merger. The merger was completed on January 28, 2008. Specifically, ENTECH merged with and into a wholly-owned subsidiary of the Company and the subsidiary survived the merger as a wholly-owned subsidiary of the Company. Under the terms of the merger agreement, WorldWater paid the following consideration to ENTECH stockholders in 2008:

•                  $4.5 million in cash, (in addition, $500,000 was paid during 2007).

•                  19,672,131 shares of the Company’s common stock for an aggregate value of  $42,295,082. This determination of value is based on a $2.15 per share value of the Company’s common stock, which was its estimate of the fair market value of its common stock for a reasonable period before and after the date of merger agreement, October 29, 2007.

Additionally, the ENTECH stockholders are entitled to receive future earn-out consideration calculated as 5% of Merger Sub’s gross revenues determined in accordance with generally accepted accounting principles until the accumulated total of such earn-out payments paid by the Company to the ENTECH stockholders equals $5.0 million. The Company also was responsible for the payment of $1.3 million of ENTECH’s liabilities, which was paid at the closing on January 28, 2008.

In addition to the $500,000 non-refundable standstill payment to ENTECH in 2006, the Company made another $500,000 standstill payment in the second quarter 2007 which was released to the ENTECH stockholders prior to the Completion of the merger transaction. Due diligence fees of $411,442 were recorded on the balance sheet through September 30, 2007, and along with the two $500,000 payments to ENTECH, resulted in a capitalized amount of $1,411,442 on the balance sheet at September 30, 2007, classified as deferred cost on proposed acquisition.   Such amount will be added to the total purchase price consideration.

In addition to the consideration to be paid to ENTECH’s stockholders, the Company was required to provide to ENTECH $5.0 million of working capital to provide research and development engineering related to the implementation of a new manufacturing plant in Texas.  Approximately $2.7 million of working capital was provided to ENTECH as of December 31, 2007, of which $500,000 was expensed as research and development expense on the Company’s Consolidated Statement of Operations in the quarter ending September 30, 2007.   The balance of such funds was recorded as tangible assets or was in the bank accounts of ENTECH as of the acquisition date.  The remaining $2.3 million of working capital was provided to ENTECH subsequent to December 31, 2007 and  prior to the merger which was completed on January 28, 2008.

Note (6) Contracts

	As of December 31,
	2007	2006
Costs incurred on contracts	$16,727,182	$14,411,406
Estimated earnings, less foreseeable losses	1,738,838	2,705,383
	18,466,020	17,116,789
Billings to date	(12,920,289)	(14,717,607)
Net costs and estimate earnings/losses in excess of billings	$5,545,731	$2,399,182
These amounts are included in the accompanying consolidated balance sheets under the following captions:
Costs and estimated earnings/losses in excess of billings	5,548,631	2,548,427
Billings in excess of costs and estimated earnings/losses	(2,900)	(149,245)
	$5,545,731	$2,399,182

                The Company generates billings based on the fulfillment of milestones, which are set forth in the signed contract for each project. Milestones may include, but are not limited to, initial permits being satisfied, delivery of materials, and installation when substantially complete.

Note (7) Equipment and Leasehold Improvements

                Equipment and leasehold improvements consist of the following at December 31, 2007 and 2006:

	As of December 31,
	2007	2006
Office furniture and equipment	$284,820	$130,551
Vehicles	216,425	78,143
Computers	341,710	16,568
Leasehold improvements	$779,202	$5,453
	1,622,157	230,715
Less accumulated depreciation and amortization	(154,363)	(34,907)
Equipment and leasehold improvements, net	$1,467,794	$195,808

                Depreciation and amortization expense in 2007, 2006, and 2005 were $133,051, $30,271, and $25,991 respectively. During 2007, the Company abandoned equipment and leasehold improvements totaling $210,037 of which $43,758 was previously depreciated and amortized.

Note (8) Intangible Assets

                Intangible assets are listed below as of December 31, 2007 and 2006 and the associated amortization.

	As of December 31,
	2007	2006
Loan origination costs	$—	$287,688
Accumulated amortization	—	(287,688)
Loan origination costs, net	$—	$—

Non-compete agreement, customer list and trade name	$123,000	$123,000
Accumulated amortization	(96,333)	(56,333)
Non-compete agreement, net	$26,667	$66,667

                Amortization expenses for 2007 and 2006 were $40,000 and $330,688 respectively.

Note (9) Accounts Payable and Accrued Expenses

                Accounts payable and accrued expenses consist of the following at December 31, 2007 and 2006:

	As of December 31,
	2007	2006
Accounts payable—contracts	$4,944,525	$2,328,963
Accounts payable—other	1,449,708	760,702
Accrued salaries	307,424	271,039
Accrued interest	240,734	268,501
Accrued warranty reserve	414,496	377,962
Accrued sales commission	165,513	190,140
Accrued sales and use taxes	1,004,408	302,000
Accrued project costs	665,855	143,890
Accrued project contingency	—	45,000
Preferred dividend payable	5,895	22,500
Accrued legal expenses	31,560	73,708
Other accrued expenses	162,826	78,472
Total	$9,392,944	$4,862,877

Note (10) Long-Term Debt and Notes Payable

Long-term debt (including convertible debt) and notes payable consist of the following uncollateralized loans outstanding at December 31, 2007 and 2006:

								December 31, 2007		December 31, 2006
Maturity Date	Loans Holder	Stated Rate	Effective Interest Rate	Interest Period	Option to Pay Interest in either Stock or Cash	Conversion Price of Common Stock	Potential Number of Shares Upon Conversion @ 12/31/2007	Face Amount	Net Amount Outstanding	Face Amount		Net Amount Outstanding

2007	Funds & Qualified individual investors	10%	19 - 30%	Semi-Annual	Yes	$0.15	—	$185,050	$—	$185,050	(a)	$165,050
2008	Funds & Qualified individual investors	10%	625%	Majority Monthly	Yes	$0.18	1,111,111	200,000	122,245	200,000	(b)	20,000
On Demand	Qualified individuals	0 - 10%	0 - 15%	Majority Monthly & Semi- annually	No	N/A	N/A	30,347	30,347	30,347	(c)	30,347
On Demand	Qualified individual investors	10%	10%	Maturity	No	$0.40	132,500	53,000	53,000	53,000	(d)	53,000
Stated Maturity Date 1997	Qualified individual investors	8%	8%	Maturity	No	$0.40	125,000	50,000	50,000	50,000	(e)	50,000
Not Stated	Qualified individual investors	4.5%	4.5%	Not stated	N/A	$0.50	85,859	42,500	42,500	42,500	(f)	42,500
2010	Financial Institution	8%		Monthly principal & interet payments	No		N/A	38,456	38,456	38,456	(g)	38,456
							1,454,470	$599,353	$336,548	$599,353		$399,353
							Less current portion		298,092			360,897
							Long-term portion		$38,456			$38,456

(a)           In 2004, the Company entered into loan agreements with individual investors totaling $912,550. These loan agreements bear a stated interest rate of 10%, an effective interest rate of between 19-30%, with a conversion price of $0.15.  These loans were paid off in  the quarter ending March 31, 2007.

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

As of December 31, 2007 there was $122,245 of the July 2005 convertible note outstanding.

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

The Company determined that the fair market value of the stock on the date of issuance was lower than the conversion price of $0.18 (effective conversion price of $0.13). The Company noted a debt discount attributable to the fair value of the warrants and the Beneficial Conversion Feature (“BCF”) in the amount of $1,428,547 and $2,171,452, respectively.  The Company determined that the total debt discount attributable to the debt would have exceeded the cash proceeds allocated to the debt, however EITF 98-5, paragraph 6 indicates that the amount of the discount assigned to the debt is limited to the amount of the proceeds allocated to the convertible instrument, therefore the amounts attributed to the BCF is limited to $2,171,452. As a result, the face value of the debt upon issuance is essentially $1.

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

For the years ended December 31, 2007, 2006, and 2005, the Company recognized interest expense related to the July 2005 convertible notes in the amount of $124,964 and $3,399,992,and $6 respectively.

(c)           Loans payable to individual investors totaling $518,600. These loans were entered into in 1997. The notes bear 10% interest and are payable on demand.  The loan balance as of December 31, 2007 was $30,347.

(d)           Loans payable to individual investors totaling $53,000. These loans were entered into in 2000. The notes bear 10% interest and are payable on demand.

(e)           Loans payable to individual investors totaling $50,000. These loans were entered into in 1992. The notes bear 8% interest and had an original maturity date of October 14, 1997.

(f)            Loans payable to individuals, with no stated interest rate or maturity date. Imputed interest is calculated at a rate of 4.50% and is included in accrued interest.  Accrued interest as of December 31, 2007 was $44,556.

(g)           Loans payable to individual investors totaling $110,747. These loans were entered into in 2005. The notes bear 8% interest and had an original maturity date in 2010.  The loan balance as of December 31, 2007 was $38,456.

                The maturities of long-term debt (face amount) are:

2008	560,897
2009	—
2010	38,456
Total	$599,353

Note (11) Related Party Transactions

Notes Payable

The Company had outstanding notes payable owed to directors, officers and employees of the Company as of December 31, 2007 and 2006 as follows:

	2007	2006
Directos	$—	$3,000
Officers and employees	—	32,748
Total	—	35,748
Less current maturities	—	(35,748)
Total long term note payable, related party	$—	$—

Notes payable to directors, officers and employees are due on demand and accrue interest at 10% per annum.

Other Related Party Transactions

The Company recorded a related party sale to a principal shareholder of twelve Mobil MaxPure® units, recognizing revenue of $900,000 in 2007. The principal shareholder in turn, donated such units to a charitable foundation. The Company also recorded a related party deposit, from the same principal shareholder of $775,000 on the balance sheet at December 31, 2007, in relation to 10 additional units, to be donated to a charity and shipped in 2008.

The Company leased office and laboratory facilities from the Chairman of the Company. Lease payments to the Chairman were $0, $18,000 and $36,000 in 2007, 2006 and 2005, respectively, plus utilities and maintenance. This lease was terminated as of June 30, 2006.

Note (12) Convertible Preferred Stock

In 2001, the Company issued a total of 66,667 shares of Series A 7% three-year Convertible Preferred Stock in exchange for financial public relations services. The shares were issued at $0.90 per share and the services were valued at $60,000 and recorded in the financial statements. In October 2004, the shares of Series A Preferred Stock were converted into 66,667 shares of common stock issued at $0.90 per share.

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

Dividends on the Series C Convertible Preferred Stock accrue at the annual rate of 6%, payable the first day of each month, except that during the period July 1, 2006 through June 30, 2007 dividends will be accrued but not paid. As of December 31, 2007, the Series C Convertible Preferred Stock had accrued and unpaid dividends in the aggregate amount of $5,895, which will be payable upon conversion.

Series D Convertible Preferred Stock

On November 30, 2006, the Company issued a press release announcing its entry into three agreements with EMCORE Corporation (“EMCORE”), involving EMCORE’s agreement to purchase up to 26.5% of the Company on a fully-diluted basis in exchange for $18 million. The three agreements entered into on November 29, 2006, are an Investment Agreement (the “Investment Agreement”), a Registration Rights Agreement (the “Registration Right Agreement”) and a Letter Agreement (the “Letter Agreement”, and together with the Investment Agreement and Registration Rights Agreement, the “Agreements”). The Boards of Directors of EMCORE and the Company approved the Agreements.

Pursuant to the Investment Agreement, EMCORE agreed to invest up to $18.0 million (the “Investment”) in return for (i) six million, five hundred and twenty-three thousand, eight hundred and ten (6,523,810) shares of Series D Convertible Preferred Stock of the Company, par value $0.01 per share (the “Series D Stock”) and (ii) six hundred and sixty-eight thousand, one hundred and thirty-nine (668,139) warrants to purchase six hundred and sixty-eight thousand, one hundred and thirty-nine (668,139) shares of Series D Stock (the “Warrants”). The Series D Stock and Warrants to be received by EMCORE are equivalent to an approximately thirty-one percent (31%) equity ownership in the Company, or approximately twenty-six and half percent (26.5%) on a fully diluted basis.

On November 29, 2006, EMCORE invested $13.5 million in the Company, representing the first tranche of its $18 million investment, in return for which the Company issued to EMCORE (i) four million, eight hundred and ninety two thousand, eight hundred and fifty seven (4,892,857) shares of Series D Convertible Preferred Stock and (ii) five hundred and five thousand and forty-four (505,044) warrants (the “Tranche A Warrants”) to purchase five hundred and five thousand and forty-four (505,044) shares of Series D Stock.

The investment of the remaining $4.5 million second tranche (the “Tranche B Closing”) will be consummated subject to the execution of a definitive strategic agreement between the Parties and certain other conditions set forth in the Investment Agreement. At the Tranche B Closing, the Company will issue to EMCORE (i) an additional one million, six hundred and thirty thousand, nine hundred and fifty-three (1,630,953) shares of Series D Convertible Preferred Stock and (ii) one hundred and sixty-three thousand and ninety-five (163,095) warrants to purchase one hundred and sixty-three thousand and ninety-five (163,095) shares of Series D Stock.

In the Investment Agreement, the Company and EMCORE made customary representations, warranties and covenants and the Company agreed to indemnify EMCORE and its affiliates, successors and assigns against certain potential losses incurred in connection with its investment in the Company, including any and all costs and expenses actually incurred by them resulting from the breach of any representation or warranty made by the Company in connection with EMCORE’s investment; the breach of or failure to perform any covenant or agreement by the Company contained in the Investment Agreement or related documents; or any action instituted against EMCORE or any of its affiliates, by any stockholder of the Company who is not an affiliate of EMCORE, with respect to any of the transactions contemplated by the Investment Agreement or related documents. Pursuant to the terms of the Investment Agreement, EMCORE has been granted the following rights, among others: (i) the right to participate pro-rata in future financings and equity issuances by the Company; (ii) certain rights to obtain information regarding the financial results, financial performance, business and operations of the Company; and (iii) the right to nominate and appoint two individuals to the Company’s Board of Directors.

The Series D Stock has the designations, preferences and rights set forth in the certificate of designation filed with the Secretary of State for the State of Delaware on November 29, 2006 (the “Certificate of Designation”). Pursuant to the Certificate of Designation, holders of Series D Stock have the following rights, among others: (i) the sole right and discretion to convert their shares of Series D Stock at any time and from time to time into such number of fully paid and non-assessable shares of common stock, par value $0.001, of the Company (the “Common Stock”) initially equal to such number of shares of Series D Stock multiplied by ten, subject to certain adjustments as more fully set forth in the Certificate of Designation including weighted average anti-dilution rights, (ii) the right to vote together with the holders of Common Stock as a single class on all matters submitted for a vote of holders of Common Stock, (iii) for so long as the beneficial ownership by the holders of Series D Stock (on a fully-diluted basis) does not fall below ten percent (10%) of the then outstanding shares of Common Stock, the exclusive right to elect two members of the Board of Directors of the Company, (iv) for so long as the beneficial ownership by the holders of Series D Stock (on a fully-diluted basis) is between five percent (5%) and ten percent (10%) of the then outstanding shares of Common Stock, the exclusive right to elect one member of the Board of Directors of the Company, (v) certain liquidation preferences as detailed in the Certificate of Designation and (vi) the right to receive dividends in an amount equal to the amount of dividends that such holder would have received had the holder converted its shares of Series D Stock into shares of Common Stock as of the date immediately prior to the record date for such dividend. The liquidity event is any change in control whereby the new person or entity has 50% or more beneficial ownership in the existing company. Since the potential change in ownership is outside the control of the Company, the existing preferred shareholders would have the right to demand cash payment equal to the liquidation value of the preferred stock plus accrued dividends.   Closure of the second tranche cannot take place until a sufficient amount of additional common shares are authorized by the Company’s shareholders.

Series C and D Preferred Stock Classification

The Series C and D Preferred Stock were classified out of permanent equity since it fit certain criteria in paragraph #2 of EITF Topic D-98), however it was not classified as a liability since it did not meet the requirements of a liability. The warrants on the Series D Preferred Stock were classified as a current liability under the guidance established in SFAS No. 150.

On November 29, 2006, the Company recorded preferred stock dividends related to a Beneficial Conversion Feature of the Series D Preferred Stock and the value associated with the Series D Preferred Stock Warrants, which needed to be recognized on the preferred shares of 4,892,857 and warrants of 505,044, respectively. After calculating the intrinsic value, based on the relative fair values of the warrants and preferred stock , an adjustment of $4,066,796 was recorded as a preferred stock dividend. EITF 98-5 paragraph 8, indicates the following “For convertible preferred securities, any recorded discount resulting from allocation of proceeds to the beneficial conversion feature is analogous to a dividend and should be recognized as a return to the preferred shareholders over the minimum period from the date of issuance to the date at which the preferred shareholders can realize that return (that is, through the date of earliest conversion) using the effective yield method.” In the Company’s case, the discount was recognized as a Preferred Stock Dividend on the day of issuance since the earliest conversion date was immediately. The Company recorded a debit to Preferred Stock Dividend and a Credit to Additional Paid in Capital, which is in accordance with Case 1(a) of  EITF 98-5.

The warrants to purchase Series D preferred stock were calculated by converting them to their common share equivalent, then utilizing the Black-Scholes Method to arrive at a fair value.  The amounts allocated to the preferred stock and warrants were equivalent to their relative fair values. At December 31, 2006, in accordance with SFAS No. 150, the warrants were re-valued from $954,827 to their redemption amount of $1,393,827, resulting in interest expense of $439,000 during the fourth quarter of 2006.

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

Note (13) Common Stock Transactions

                Common stock transactions during the twelve months ended December 31, 2007 consisted of the following:

		Price Per
	Shares	Share
Shares Issued and Outstanding December 31, 2006	149,359,052
Conversion of Convertible Notes	1,233,666	$0.15-0.18
Warrants exercised	12,745,271	$0.15-0.50
Conversion of Series C Preferred Stock	641,025	$0.39
Shares sold under Stock Purchase Agreements	18,400,000	$0.50-1.78
Shares issued in lieu of payment of cash for interest	79,466	$0.19
Stock options exercised	6,139,194	$0.15-0.70
Shares issued as compensation for public relations and business development	755,000	$0.19
Shares issued during the year ended December 31, 2007	39,993,622	$0.15-1.78
Shares issued and Outstanding December 31, 2007	189,352,674

The common stock issued in connection with the goods and services were issued for past services. The Company and the service provider agreed on a number of shares to be issued based on the fair value of the stock in relation to the value of the services rendered. The Company expensed the fair value of the stock multiplied by the number of shares issued in accordance with FAS 123R, paragraph 7. The Company notes that the amount expensed in the Company’s Consolidated Statement of Operations approximates the fair value of the services rendered had the Company paid cash for the services.

On April 12, 2007, the Company initiated a private offering. The offering was consummated with 10,800,000 Shares of the Company’s Common stock issued at $0.50 per share, with a Five-Year Warrant attached to purchase 2,700,000 Shares of the Company’s Common stock at $0.50. Net proceeds from this offering amounted to $5,400,000.

On September 28, 2007, the Company entered into a Stock and Warrant Purchase Agreement with the Quercus Trust, whereby the Quercus Trust purchased 7.5 million shares of WorldWater’s common stock at a price of $1.782 per share, for total proceeds of $13,365,000. The Agreement also provides for the issuance of warrants to the Quercus Trust for the purchase of 9.0 million additional shares of WorldWater’s common stock at an exercise price of $1.815, subject to certain adjustments. The exercise of warrants into common stock cannot take place until additional shares are authorized by a vote of the Company’s shareholders. Until such time as authorized shares are made available, the Company will not be required to record any warrant related expense. If sufficient additional shares of common stock have not been authorized by September 28, 2008, the Quercus Trust may require the Company to exchange the warrants for a new class of preferred stock with the following rights, preferences and privileges: each share of preferred stock will have rights, preferences and privileges equivalent to 1,000 shares of common stock, and shall in addition be automatically convertible into common stock at such time as the Company has sufficient authorized shares of common stock to allow such conversion. As of December 31, 2007, the warrants and the new class of preferred stock have no cash redemption features and are not considered to be liquid securities.

Note (14) Warrant Transactions

The Company uses the fair value method to account for transactions with non-employees in which unregistered common stock shares are issued in consideration for extensions of short-term loans, commissions for debt and equity financing, and the provision of goods or services. The fair value of all warrants are calculated using the Black-Scholes pricing model with the following assumptions: dividend yield of zero percent; expected volatility (calculated on a case by case situation), utilizing the current risk free interest rate, and an average term of 10 years. The relative fair value of the warrants resulted in non-cash expense charges of $0, $528,000, and $1,985,000 for the years ended December 31, 2007, 2006, and 2005, respectively. All warrants below are exercisable immediately. All warrants are exercisable into common stock only and do not include Series D Preferred Stock warrants and the common stock warrants issued to the Quercus Trust discussed in Note 13.

Warrant transactions consisted of the following during the year ended December 31, 2007:

	Exercisable
	Warrants	Stock Price
Warrants Outstanding As of December 31, 2006	24,792,873	$0.15 to $0.50
a) Warrants issued	3,500,000	0.50
Exercise of warrants	(12,745,271)	0.19
Expiration of outstanding warrants	(2,063,376)	$0.15 to $0.50
	(11,308,647)
Warrants Outstanding As of December 31, 2007	13,484,226	$0.15 to $0.50

Terms and conditions of the above warrant transactions are listed below:

a) On April 12, 2007, the Company initiated a private offering. A summary of the offering included 10,900,000 Shares of the Company’s Common stock issued at $0.50 per share, with a five-year warrant attached to purchase 3,500,000 Shares of the Company’s common stock at $0.50. Net proceeds from this offering amounted to $5,117,000. The net proceeds from this Offering were used by the Company primarily for working capital. Utilizing the Black-Scholes method, the warrants issued in 2007 had a term of 5 years. The Company used the then current stock price of $0.50, modified exercise price, volatility of 70%, and interest rate of 6%.

                Warrants outstanding expire as follows:

Year	Warrants Expiring	Strike Price
2008	700,696	$0.15-0.30
2009	5,064,670	0.15-0.41
2010	—	—
2011	4,318,860	0.22-0.38
2012	3,400,000	0.50
	13,484,226

Note (15) Income Taxes

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

Income tax benefit for the years ended December 31, 2007, 2006 and 2005 were as follows:

	2007	2006	2005
Federal:
Current	$—	$—	$—
Deferred	—	—	—
	—	—	—
State:
Current	—	—	—
Deferred	—	—	—
Benefit from sale of net operating losses and research credits	—	—	(200,953)
	$—	$—	$(200,953)

Income taxes computed using the federal statutory income tax rate differs from the Company’s effective tax rate primarily due to the following for the years ended December 31, 2007, 2006, and 2005:

	2007	2006	2005
Income tax benefit at US federal statutory tax rate	$(4,891,000)	$(3,906,000)	$(2,168,400)
State income taxes, net of federal tax effect	(781,300)	(211,200)	(426,800)
Permanent items	405,900	1,362,300	(274,400)
Change in deferred tax asset valuation allowance	5,266,400	2,754,900	2,869,600
Benefit from sale of New Jersey net operating losses and research credits	—	—	(200,953)
	$—	$—	$(200,953)

As of December 31, 2007, the Company had Federal and State net operating loss carryforwards totaling approximately $44,845,500 and $29,409,800, respectively, available to reduce future taxable income and tax liabilities which expire at various dates between 2008 and 2027. In addition, as of December 31, 2007, the Company had federal research and development tax credit carryforwards of approximately $180,600 available to reduce future taxable income and tax liabilities which expire at various dates between 2009 and 2024. Under provisions of the Internal Revenue Code, substantial changes in the Company’s ownership may limit the amount of net operating loss carryforwards and research and development credit carryforwards, which can be used in future years.

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

During 2005, the Company sold approximately $2,207,000 and $210,000 of its 2004 and 2003 New Jersey State net operating loss carryforwards, respectively, and $10,800 of its 2004 research and development tax credits, resulting in the recognition of a $200,953 tax benefit.

Deferred Taxes at December 31, 2007 and 2006 are summarized as follows:

	2007	2006
Gross deferred tax assets
Net operating loss carryforwards	$17,807,000	$12,327,100
Warranty reserve	165,600	169,000
Accrued expenses and deferred compensation	323,900	534,000
Gross deferred tax liabilities	18,296,500	13,030,100

Deferred tax valuation allowance	(18,296,500)	(13,030,100)
	$—	$—

The Company is required to estimate its income taxes in each of the jurisdictions in which it operates as part of its consolidated financial statements. This involves estimating the actual current tax in addition to assessing temporary differences resulting from differing treatments for tax and financial accounting purposes. These differences together with net operating loss carryforwards and tax credits may be recorded as deferred tax assets or liabilities on the balance sheet. A judgment must then be made of the likelihood that any deferred tax assets will be recovered from future taxable income. To the extent that the Company determines that it is more likely than not that deferred tax assets will not be utilized, a valuation allowance is established. Taxable income in future periods significantly different from that projected may cause adjustments to the valuation allowance that could materially increase or decrease future income tax expense. As of December 31, 2007 and 2006 an allowance equal to 100% of the deferred tax asset was recorded.

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN No.48”), which clarifies the accounting for uncertainty in Income taxes recognized in the financial statement in accordance with FASB Statement No. 109 Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. There were no significant matters determined to be unrecognized tax benefits taken or expected to be taken in a tax return that have been recorded on the Company’s consolidated financial statements for the year ended December 31, 2007.

Additionally, FIN No. 48 provides guidance on the recognition of interest and penalties related to income taxes. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the years ended December 31, 2007, 2006 and 2005.

The Company files corporate income tax returns to the United States, both in the Federal Jurisdiction and in various state jurisdictions. The Company is subject to Federal income tax examination for calendar tax years 2005 through 2007 and is also subject to various state income tax examinations for calendar years 2002 through 2007.

Note (16) Stock-Based Compensation Plans

Incentive Stock Option Plan

In 1999, the Board of Directors and stockholders approved the Company’s 1999 Incentive Stock Option Plan (the “1999 Plan”), which was amended in 2006 with the approval of the Board of Directors and stockholders to increase the amount of available shares under the plan to a maximum of 25,000,000 shares. The 1999 Plan authorizes the issuance of incentive stock options and nonqualified stock options. The Compensation Committee determines the type, amount and terms, including vesting, of any award made under the incentive plan. Incentive stock options granted generally vest as follows: grants to officers—generally over a defined term up to three years; and grants to employees—over the succeeding twelve months and expire between three and ten years from the date of the grant. Nonqualified stock option grants to directors and consultants generally vest immediately upon grant and expire three years from the date of grant.

The following is a summary of stock option activity:

	Shares	Weighted- Average Exercise Price
Balance, December 31, 2004	10,015,325	$0.25
Granted	3,430,988	0.31
Forfeited or expired	(205,539)	0.27
Exercised	(1,430,382)	0.23
Balance, December 31, 2005	11,810,392	0.27
Granted	2,996,000	0.30
Forfeited or expired	(997,600)	0.32
Exercised	(450,561)	0.24
Balance, December 31, 2006	13,358,231	0.27
Granted	7,539,000	0.42
Forfeited or expired	(218,620)	0.32
Exercised	(6,089,194)	0.28
Balance, December 31, 2007	14,589,417	0.27
Options Exercisable, December 31, 2007	9,006,956	0.26

The Company adopted Statement 123(R) on January 1, 2006. This statement applies to all awards granted after the date of adoption and to awards modified, repurchased, or cancelled after that date. The value of the unvested stock options at December 31, 2007 is approximately $1,330,865, of which $473,365 will be expensed in 2008, with the remaining $857,500 to be expensed in 2009 and beyond, under General & Administrative Expense on the Consolidated Statement of Operations.

Summarized information about stock options outstanding is as follows:

Range	Number of Options Outstanding at December 31, 2007	Average Remaining Life	Average Exercise Price	Options Exercisable, As of December 31, 2007	Average Exercise Price of Exercisable Options
$0.02-0.15	2,163,846	4.13	$0.14	2,163,846	$0.14
0.19-0.30	3,589,175	6.36	0.27	3,148,770	0.27
0.31-0.40	7,700,396	8.64	0.38	2,881,788	0.36
0.41-0.50	654,000	8.51	0.44	654,000	0.44
0.51-0.74	482,000	8.13	0.70	158,552	0.64
	14,589,417			9,006,956

The aggregate intrinsic value of options outstanding and exercisable at December 31, 2007 was $15,067,603.

In regard to Paragraph A240(c) of SFAS 123R, for each year for which an income statement is provided:

(1) The weighted-average grant-date fair value (or calculated value for a nonpublic entity that uses that method or intrinsic value for awards measured at that value pursuant to paragraphs 24 and 25 of this Statement) of equity options or other equity instruments granted during the year ended December 31, 2007 was $0.29, and $0.18 for those granted during the year ended December 31, 2006.

(2) The total intrinsic value of options exercised (or share units converted), share-based liabilities paid, and the total fair value of shares vested during the year was $7,723,186 as of December 31, 2007 and $1,432,228 as of December 31, 2006.

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

The balance of unearned compensation related to the restricted shares as of December 31, 2007 was $0. Compensation expense recognized in each of the years ended December 31, 2007, 2006, and 2005 was $0, $45,000, and $30,000 respectively.

Note (17) Employees’ Savings Plan

The Company established a 401(k) plan in 2000 for eligible employees. Under the provisions of the plan, eligible employees may voluntarily contribute a portion of their compensation up to the statutory limit. In addition, the Company can make a matching contribution at its discretion. As of December 31, 2007, the Company has never made any contributions to the plan.

Note (18) Commitments and Guarantees

The Company’s commitments as of December 31, 2007*, for the years 2008 through 2012 and thereafter are estimated below:

	2008	2009	2010	2011	2012	Thereafter	Total
Long-tem debt maturities (face amount)	$560,897	$—	$38,456	$—	$—	$—	$599,353
Employment obligations	1,352,707	1,440,680	1,082,347	316,667	—	—	4,192,401
Renewable energy credit guarantee obligations	64,701	64,701	64,701	64,701	35,509		294,313
Operating lease payments	885,743	829,469	772,631	772,631	772,631	3,516,555	7,549,660
Total	$2,864,048	$2,334,850	$1,958,135	$1,153,999	$808,140	$3,516,555	$12,635,731

Operating Leases

New Jersey

The Company’s executive office, research and development facility is housed in a 30,000 square foot site located at 200 Ludlow Drive, Ewing, New Jersey 08638. The facility is leased under an operating lease commencing July 1, 2007, and expiring June 30, 2015. The Company also occupies 13,270 square feet at 55 Route 31 South, Pennington, NJ 08534. This facility is leased under an operating lease expiring on June 30, 2008.

Colorado

In September 2007, the Company opened a sales and technical support office in Greenwood Village, CO under a six month lease expiring February 29, 2008.  The Company now leases the facilities on a month to month basis.

California

In September 2005, the Company acquired Quantum Energy Group in Applegate, California which included the transfer of their five year lease expiring April 30, 2009, with two five-year options to extend the lease.

In December 2007, the Company opened a sales office in Poway, CA under a two year lease expiring December 24, 2009.  This office serves as the sales center for Southern California.

In March 2007, the Company opened a technical support office in Fresno, CA under a month to month lease.

Texas*

In January 2008, the Company acquired Entech, Inc. in Keller, TX which included the transfer of their lease expiring June 1, 2009.

On March 7, 2008, the Company entered into a lease for a 71,000 square foot manufacturing facility in Fortworth, TX.  The lease is for a period of ten (10) years and provides for monthly payments that include rental expense, real estate taxes & common area maintenance of $42,061 per month for the first five (5) years of the lease and payments of $46,395 in the final five (5) years.

Both of these Texas Leases are included in the above table.

Employment Agreements

On December 18, 2006, the Company entered into a five-year employment agreement with Mr. Kelly, our former Chief Executive Officer (see Note 22 as to subsequent events), effective January 1, 2007. Adjusted compensation under the agreement is $250,000 annual salary and $1,200 per month auto allowance. Mr. Kelly participates in the Company’s “fringe benefits” including health coverage and the maintenance of a whole life policy. The benefits continue if employment is terminated without cause or by reason of death or disability to Mr. Kelly or his estate for the remaining term of the agreement or a period of 24 months, whichever is longer. Effective January 19, 2007, Mr. Kelly was granted 5,000,000 stock options at an exercise price of $0.40, fair market value at the date of the grant. These shares will vest twenty percent (20%) per year, with the first twenty percent (20%) vesting immediately upon the grant of the options and the remaining options vesting twenty percent (20%) per year on the annual anniversary of the initial grant.

In July 2002, Mr. Kelly was granted 1,000,000 shares of restricted stock, all of which are vested as of December 31, 2006. Compensation expense recognized in each of the years ended December 31, 2007, 2006, and 2005 was $0, $45,000, and $30,000 respectively.

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

On March 18, 2008, the Company entered into an Executive Employment Agreement (the “Agreement”) with Robert A. Gunther, the Company's Senior Vice President and General Counsel. The Agreement provides for a three term and an annual base salary of $200,000. Mr. Gunther will receive options to purchase 300,000 shares of the Company's common stock under the terms of the Company's 1999 Incentive Stock Option Plan (the “Plan”), subject to the approval of the Company's stockholders to an increase in the number of authorized shares of common stock in the Plan. Options to purchase 50,000 shares of common stock will vest on July 7, 2008 and the balance will vest in 30 equal monthly installments commencing August 2008 and continuing in each of the next 29 months.

Note (19) Contingencies

The Company is subject to various claims and suits from time to time in the ordinary course of its business. The Company is not aware of any pending or threatened litigation that could have a material adverse effect on the Company’s business, financial condition or results of operations.

Note (20) Supplemental Disclosure of Cash Flow Information

	2007	2006	2005
Issuance of stock lieu of Interest (non-cash)	$25,736	$68,973	$371,087
Issuance of stock for services (non-cash)	$246,500	$227,481	$211,272
Issuance of options and warrants for services (non-cash)	$60,000	$70,000	—
Cash paid during the year for interest	$23,467	$80,597	$242,154

Note (21) Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for the years ended December 31, 2007, and 2006 is as follows (in thousands except per share data):

2007	First	Second	Third	Fourth
Total revenues	$949	$2,238	$4,369	$10,910
Gross profit	199	337	564	639
Net loss	(2,160)	(2,807)	(3,753)	(5,665)
Net loss applicable to common shareholders	(2,172)	(2,818)	(3,761)	(5,672)
Basic & diluted net loss per common share (1)	(0.01)	(0.02)	(0.02)	(0.03)

2006	First	Second	Third	Fourth (Restated)
Total revenues	$1,957	$1,787	$6,532	$7,058
Gross profit	131	277	1,452	860
Net loss	(5,728)	(1,999)	(869)	(2,892)
Net loss applicable to common shareholders	(5,728)	(1,999)	(869)	(6,892)
Basic & diluted net loss per common share (1)	(0.05)	(0.01)	(0.01)	(0.05)

(1) Basic and diluted net income (loss) per common share is computed independently for each quarter. Therefore, the sum of the quarters will not necessarily equal the basic and diluted net income (loss) per common share for the full year.

The Company has restated its December 31, 2006 Consolidated Balance Sheet and Consolidated Statement of Operations for the year then ended to correct the classification and valuation of the Series D Preferred Warrants (see Note 3).

The following presents the summarized unaudited quarterly financial data for the quarter ended December 31, 2006, restated for the classification and valuation of the Series D Preferred Warrants:

Quarter Ended:	December 31, 2006	December 31, 2006
	(historic)**	(restated)

Selected Statement of Operations Data:
Interest expense, net	$(343,560)	$(760,060)
Total other (expense) income, net	(1,023,216)	(1,439,716)
Net loss	(2,476,681)	(2,893,181)
Accretion of preferred stock dividends*	—	(22,500)
Net loss applicable to common shareholders	(6,543,477)	(6,982,477)

* This amount was included in Interest expense, net and has been reclassified on the restated financial statements.

** This quarterly financial data was not previously presented, in as much as the Company was a 10-KSB filer for the year ended December 31, 2006.

The following presents the summarized unaudited quarterly balance sheet data for 2007, restated for the classification of the Series D Preferred Warrants:

Quarter Ended:	March 31, 2007	June 30, 2007	September 30, 2007
	(restated)	(restated)	(restated)

Selected Balance Sheet Data:
Series D preferred stock warrants	$1,393,827	$1,393,827	$1,393,827
Current liabilities	4,692,743	4,736,047	7,717,192
Total liabilities	5,009,592	5,080,909	8,069,337
Series D preferred stock warrants	—	—	—
Total convertible redeemable preferred stock	11,929,561	11,929,561	11,679,561
Accumulated deficit	(51,757,866)	(54,576,027)	(58,337,343)
Total stockholders' equity (deficiency)	(3,272,237)	759,859	12,625,362

Quarter Ended:	March 31, 2007	June 30, 2007	September 30, 2007
	(as previously reported and amended)	(as previously reported and amended)	(as previously reported and amended)

Selected Balance Sheet Data:
Series D preferred stock warrants	$—	$—	$—
Current liabilities	3,298,916	3,342,220	6,323,365
Total liabilities	3,615,765	3,687,082	6,675,510
Series D preferred stock warrants	954,827	954,827	954,827
Total convertible redeemable preferred stock	12,884,388	12,884,388	12,634,388
Accumulated deficit	(51,318,866)	(54,137,027)	(57,898,343)
Total stockholders' equity (deficiency)	(2,833,237)	1,198,859	13,064,362

Note (22) Subsequent Events

On March 18, 2008, the Company entered into an Executive Employment Agreement (the “Agreement”) with Robert A. Gunther, the Company's Senior Vice President and General Counsel. The Agreement provides for a three term and an annual base salary of $200,000. Mr. Gunther will receive options to purchase 300,000 shares of the Company's common stock under the terms of the Company's 1999 Incentive Stock Option Plan (the “Plan”), subject to the approval of the Company's stockholders to an increase in the number of authorized shares of common stock in the Plan. Options to purchase 50,000 shares of common stock will vest on July 7, 2008 and the balance will vest in 30 equal monthly installments commencing August 2008 and continuing in each of the next 29 months.

On March 14, 2008 the Company announced that its Chief Executive Officer, Quentin T. Kelly was resigning his position as CEO effective March 20, 2008; Mr. Kelly will remain as a non-executive Chairman. Mr. Kelly’s contract compensation package and stock options will not be affected as he will continue to provide services to the Company.

As of March 7, 2008, Entech, Inc. entered into a lease for a 71,000 square foot manufacturing facility in Fortworth, TX. The lease is for a period of ten (10) years and provides for monthly payments that include rental expense, real estate taxes & common area maintenance of $42,061 per month for the first five (5) years of the lease and payments of $46,395 in the final five (5) years. Entech’s obligations under the terms of the lease are guaranteed by the Company.

On March 11, 2008, the Company announced that the City Council of Ocean City, NJ has awarded the Company a contract to build a $4 million solar system for the City which is expected to produce nearly 550,000 kilowatt hours of energy in its first year. The project is expected to be completed in 2008.

On March 5, 2008, the Company announced that it has broken ground on the 2-Megawatt solar system for Denver International Airport (DIA). The solar installation will supply 3.5 million kilowatt-hours of clean energy annually for the airport and is valued at over $13 million. The project is scheduled for completion by August 2008.

On February 21, 2008, the Company announced three additions to its Board of Directors. David Gelbaum, Trustee of The Quercus Trust; David Anthony, Managing Partner of 21Ventures, and Dr. Walter Hesse, founder and leader of ENTECH, were appointed today and joined the Board effective immediately, increasing the Board’s size from 7 members to 10. Mssrs. Gelbaum and Anthony come as representatives of The Quercus Trust, which owns approximately 24.1% of the equity ownership in the Company on a fully diluted basis, following its recent investment of $35.6 million and earlier open market purchases and private stock placements with the Company. Dr. Hesse joins the Board following the successful completion of the ENTECH merger. All are Board interim appointments to be confirmed by shareholder votes at upcoming Annual Meetings.

On February 12, 2008, the Company entered into a Stock and Warrant Purchase Agreement with The Quercus Trust pursuant to which the Company issued 20,000 shares of its Series F Convertible Preferred Stock at a price of $1,782 per share, and warrants to purchase 29 million shares of the Company’s common stock, at an exercise price of $1.815 per share. The Series F Convertible Preferred Stock has the designations, preferences and rights set forth in the Certificate of Designation filed with the Secretary of State for the State of Delaware on February 19, 2008 (the “CERTIFICATE OF DESIGNATION”). Pursuant to the Certificate of Designation, The Quercus Trust has the right to one vote for each share of the Company’s common stock into which the Series F Convertible Preferred Stock is convertible. These Preferred Shares are not convertible into the Company’s common stock until such time as additional common shares are authorized and available.

On January 28, 2008, and in connection with the merger described in Item 2.01 above, the Company entered into a $6 million Promissory Note (the “Note”) with The Quercus Trust. The Note bears interest at a rate of 8% per annum. The outstanding principal amount of the Note and all accrued and unpaid interest was repaid on February 12, 2008.

On January 25, 2008, the Company entered into a Stock Exchange Agreement with The Quercus Trust pursuant to which agreement the Company issued 19,700 shares of its Series E Convertible Preferred Stock in exchange for 19,700,000 shares of the Company’s common stock held by The Quercus Trust. The Series E Convertible Preferred Stock has the designations, preferences and rights set forth in the certificate of designation filed with the Secretary of State for the State of Delaware on January 28, 2008 (the “Certificate of Designation”). Pursuant to the Certificate of Designation, The Quercus Trust has the right to one vote for each share of the Company’s common stock into which the Series E Convertible Preferred Stock is convertible. Each share of the Series E Convertible Preferred Stock will automatically convert into 1,000 shares of the Company’s common stock upon the authorization of a sufficient number of shares of common stock to allow for such conversion.

On March 21, 2008, the Company promoted Dr. Frank Smith from COO to Chief Executive Officer and elected him to the Board of Directors.

On March 18, 2008, the Company entered into an Executive Employment Agreement (the “Agreement”) with Robert A. Gunther, the Company's Senior Vice President and General Counsel. The Agreement provides for a three term and an annual base salary of $200,000. Mr. Gunther will receive options to purchase 300,000 shares of the Company's common stock under the terms of the Company's 1999 Incentive Stock Option Plan (the "Plan"), subject to the approval of the Company's stockholders to an increase in the number of authorized shares of common stock in the Plan. Options to purchase 50,000 shares of common stock will vest on July 7, 2008 and the balance will vest in 30 equal monthly installments commencing August 2008 and continuing in each of the next 29 months.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934), as of December 31, 2007 to ensure that information required to be disclosed in reports filed or submitted by the Company under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by the Company is accumulated and communicated to the Company’s management to allow timely decisions regarding the required disclosures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2007 because of a material weakness in internal controls over financial reporting discussed below.

Change in internal controls over financial reporting

As of March 17, 2008, there was one change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company implemented a new general ledger system effective January 1, 2008.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934).

Management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management applied the criteria based on the “Internal Control — Integrated Framework” set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s assessment included documenting, evaluating, and testing the design and operating effectiveness of the Company’s internal control over financial reporting. Based upon this evaluation, management concluded that the Company’s internal controls over financial reporting were deficient.

A material weakness is a control deficiency, or combination of deficiencies, in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the preparation of our consolidated financial statements for the year ended December 31, 2007, the Company noted the following material weakness that became evident to management:

•      The Company has insufficient resources in place to ensure timely and accurate financial reporting.

The Company intends to take a number of corrective actions to address the above mentioned material weakness as promptly as practicable.  These actions are expected to include the hiring of additional internal and/or external accounting and financial reporting professionals.

Amper, Politziner & Mattia, P.C. the Company’s independent registered public accounting firm, has issued an audit report on the Company’s internal control over financial reporting as of December 31, 2007, which appears in the “Report of Independent Registered Public Accounting Firm” included elsewhere in this Annual Report on Form 10-K.

PART III.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

                The following table sets forth the names, ages and positions of the current executive officers and directors of the Company. Their respective backgrounds are described following the table:

NAME	AGE	POSITION WITH THE COMPANY
Quentin T. Kelly	73	Chairman
Dr. Frank W. Smith	49	CEO
Larry L. Crawford	59	Executive Vice President, Chief Financial Officer
Dr. Anand Rangarajan	58	Executive Vice President, Chief Technology Officer
Douglas L. Washington	60	Executive Vice President, Sales
James S. Brown	52	Executive Vice President, Project Finance
Joseph Cygler	72	Director
Dr. Hong Hou	43	Director
Reuben F. Richards, Jr.	52	Director
Lange Schermerhorn	68	Director
Dr. Davinder Sethi	60	Director
Harrison Wellford	67	Director
David Gelbaum	59	Director
David Anthony	47	Director
Dr. Walter Hesse	84	Director

                Quentin T. Kelly founded WorldWater, Inc. in 1984 as a consulting and R&D company and has been Chairman since that time. Mr. Kelly also served as CEO from 1984 to January 2006, and resumed his role as CEO in January 2007. Mr. Kelly was previously Director of Information Services and Assistant to the President of Westinghouse Electric Corporation from 1965 to 1971, and subsequently became President of Kelly-Jordan Enterprises, Inc., a leisure products company from 1971 to 1975, and then President of Pressurized Products, Inc., manufacturers and international marketers of specialized water systems and products, from 1976 to 1984. Mr. Kelly is an alumnus of Kenyon College and holds three U.S. patents relating to water systems. He has many years of experience in business relating to water and power needs in the U.S. and the developing world. He has worked on water supply and solar power projects in the U.S. and with more than a dozen governments and private contractors throughout the world. Mr. Kelly’s term as director expires in 2009. On March 14, 2008 the Company announced that its Chief Executive Officer, Quentin T. Kelly was resigning his position as CEO effective March 20, 2008; Mr. Kelly will remain as a non-executive Chairman. Mr. Kelly’s contract compensation package and stock options will not be affected as he will continue to provide services to the Company.

                Dr. Frank W. Smith joined the Company as Chief Operating Officer in February 2007. On March 18, 2008, the Company promoted Dr. Smith to Chief Executive Officer and elected him to the Board of Directors. He previously served as Vice President of Strategy and Business Development at EMCORE Corporation in 2006, where he identified target acquisitions, managed the due diligence process, and provided strategic direction for the company. From 2004 to 2005, he was an Operations Director at JDS Uniphase, where he managed several business units between 1999 and 2004, before which he was a Program Manager at Lockheed Martin. He was also a Manager at MIT’s Lincoln Labs and has accumulated five patents under his name as well as having published nearly two dozen articles. Dr. Smith graduated with a B.S. in Engineering & Applied Science from Yale University and completed a Masters and Ph.D. in Electrical Engineering & Computer Science from MIT, with a minor in Business Administration from MIT’s Sloan School of Business.

                Larry Crawford, Executive Vice President and Chief Financial Officer, joined the Company in July 2006. Prior to joining the Company, Mr. Crawford served as Chief Financial Officer and Executive Vice President of Escala Group, Inc. from 2001 to 2006. Mr. Crawford served as Chief Financial Officer of Arzee Holdings, Inc. from 1996 to 2001 and as Vice President of Finance and Chief Financial Officer of Talon, Inc., a subsidiary of Coats Viyella plc from 1987 to 1996. Mr. Crawford is a certified public accountant and received his B.A. from Pennsylvania State University and his M.B.A. from the Lubin School of Business of Pace University.

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

                Douglas L. Washington, Executive Vice President, Marketing and International Operations, has been employed by the Company since 2004. He has worked at Johnson & Johnson for 18 years, where he served as Worldwide Director of New Business Development, Consumer Sector, and Director of Business Development, Advanced Materials Company, developing business opportunities with a variety of governmental, educational and other research institutions in the United States and in countries in Asia, Africa and elsewhere. He attended the University of Texas, and has had professional training at the Kellogg School of Business and the Wharton School of Business, and has been a private consultant, specializing in biotechnology and consumer water programs.

                James S. Brown, Executive Vice President, Project Finance, joined the Company in May 2004. Mr. Brown has extensive financial experience in the energy industry. From August 2002 until May 2004, Mr. Brown served as an independent financial consultant. From October 1999 until August 2002, he was Director of Structured Finance, Americas, for Energy Wholesale Operations in Houston, Texas. Prior to that, Mr. Brown served as a Project Finance Director for El Paso Energy International. Mr. Brown has also held executive finance positions with Westmoreland Energy Inc. and AMVEST Corporation. Mr. Brown graduated from Georgetown University with a degree in Accounting and holds an MBA from Texas A&M University.

                Joseph Cygler has been a Director of the Company since January 1997, and a former Vice President of Marketing and Executive Vice-President. He has been Chief Executive Officer of the CE&O Group, an organization assisting companies in operations management, since 1986. Previously he was an executive at Kepner-Tregoe, Inc., an international business consulting firm, from 1976 to 1986, an executive with Honeywell Information Systems from 1964 to 1976, and a marketing representative with International Business Machines from 1961 to 1964. Mr. Cygler has a BS in Engineering from the U.S. Military Academy at West Point. Mr. Cygler’s term as director expires in 2009.

                Dr. Hong Hou has been a Director of the Company since January 2007. Dr. Hou is also a member of the board of directors of EMCORE where he has served in a variety of leadership roles since 1998. He currently is President, Chief Operating Officer of EMCORE Corp. He co-started EMCORE’s Photovoltaics Division, and subsequently managed the Fiber Optics Division. He was Executive Vice President of Business Development and Product Strategy before becoming Vice President and General Manager of EMCORE’s Ortel Division. From 1995 to 1998 he was a Principal Member of the Technical Staff at Sandia National Laboratories, a Department of Energy weapons research laboratory managed by Lockheed Martin. Prior to that, he served with AT&T Bell Laboratories, engaging in research on high-speed optoelectronic devices. He holds a Ph.D. in electrical engineering from the University of California at San Diego. He has published over 150 journal articles and holds seven U.S. patents. Pursuant to the terms of the Investment Agreement between the Company and EMCORE (see “Certain Relationships and Related Transactions—EMCORE Investment in the Company” below), EMCORE is entitled to nominate two directors to the Board. Mr. Hou is one such director. Mr. Hou’s term as director expires in 2008.

                Reuben F. Richards, Jr. has been a Director of the Company since January 2007. Mr. Richards, who joined EMCORE Corporation in October 1995 as its President and Chief Operating Officer, and has been Chief Executive Officer since December 1996. Mr. Richards has been a director of EMCORE since May 1995. From December 1993 to December 1995, he has been a member and President of Jesup & Lamont Merchant Partners. From 1991-1993, Mr. Richards was a principal with Hauser, Richards & Co., a firm engaged in corporate restructuring and management turnarounds. From 1986 to 1991, Mr. Richards was a Director at Prudential-Bache Capital Funding in its Investment Banking Division. Mr. Richards has served on the Boards of the University of New Mexico School of Engineering, Sandia National Laboratories External Review Panel and was a member of the board of directors of GELcore, EMCORE’s joint venture with General Electric. Pursuant to the terms of the Investment Agreement between the Company and EMCORE (see “Certain Relationships and Related Transactions—EMCORE Investment in the Company” below), EMCORE is entitled to nominate two directors to the Board. Mr. Richards is one such director.

                Lange Schermerhorn has served as a Director of the Company since 2001. She is a retired U.S. Ambassador to Djibouti, is an economist who has spent 30 years in the Foreign Service and has covered the globe as a senior foreign officer in such places as Brussels, where she was Deputy Chief of Mission, with specific emphasis on economics relating to NATO and EU. Ms. Schermerhorn has also had significant Foreign Service experience in Sri Lanka, Vietnam, Tehran, London and Washington D.C. Ms. Schermerhorn’s education and related experience include Mt. Holyoke College (B.A. 1961), Harvard Business School, and National War College.

                Dr. Davinder Sethi has served as a Director of the Company since 2000. He has been an independent advisor in the fields of information technology and finance for more than fifteen years. He has served as Chairman and Chief Executive Officer of iPing, Inc., and was a Director and Senior Advisor to Barclays de Zoete Wedd in mergers and In addition, Dr. Sethi spent seven years at Bell Laboratories in operations research and communications network planning and seven years in corporate finance at AT&T. Dr. Sethi holds a Ph.D. and M.S. in Operations Research, Economics and Statistics from the University of California, Berkeley, and is a graduate of the Executive Management Program at Penn State. Dr. Sethi’s term as director expires in 2008.

                W. Harrison Wellford, Esq. became a Director of the Company in January 2007 and has served as the Company’s legal counsel for energy matters. He is a recently retired partner from the firm of Latham & Watkins LLP, where he practiced in the areas of energy, mergers and acquisitions, and project finance law from 1991 to 2006. He currently serves as either a board member or advisor to several private companies in the energy field. Mr. Wellford served as the Executive Associate Director of the President’s Office of Management and Budget from 1977 to 1981. He also has held several senior management positions in Presidential transitions since 1976. In the 1980’s Mr. Wellford was a leading advocate for the creation of the competitive power industry and a founder of the largest trade association for independent power companies. Mr. Wellford earned his B.A. from Davidson College, his M.A. from Cambridge University, his Ph.D. in Government from Harvard University and his J.D. from Georgetown University.

                David Gelbaum graduated from the University of California, Irvine, in 1972 and worked for a number of years doing quantitative modeling of stock price returns and derivative securities from 1972 until 2002.  As Trustee of The Quercus Trust, Mr. Gelbaum is currently invested almost exclusively in alternative energy companies, both public and private.

                David Anthony, Managing Partner of 21Ventures, is an experienced entrepreneur, venture capitalist, and educator.  Mr. Anthony sits on the board of portfolio companies: Agent Video Intelligence, Orion Solar, BioPetroClean, Cell2Bet, Juice Wireless, Visioneered Image Systems, and VOIP Logic.  David is an Adjunct Professor at the New York Academy of Sciences (NYAS) and also serves as entrepreneur-in-residence at the University of Alabama Birmingham School of Business.  In 1995, David launched Notorious Entertainment, a developer of multimedia brands which he later sold in 1988 to entertainment mogul Sean "Puff Daddy" Combs, and ran the company for two subsequent years.  David received his MBA from The Tuck School of Business at Dartmouth College in 1989 and a BA in economics from George Washington University in 1982.

                Dr. Hesse is former CEO and Board Chairman of ENTECH, Inc.  A wholly owned subsidiary of WorldWater & Solar Technologies Corp., ENTECH is a high technology solar energy company with products of concentrating photovoltaic systems.  Dr. Hesse has been involved in high technology research and development work for more than 60 years and was a twelve year Board Member and served as Chairman and President of the Solar Energy Industry Association (SEIA).  He served on the Advisory Board of the Electrical Engineering Department of the University of Texas at Arlington and the advisory board of the U.S. Solar Energy Research Institute.  He was a member of the Scientific Panel to the Congressional House Committee on Science and Astronautics, a member of the Advisory Board for Joint Task Force Two of the Joint Chiefs of Staff, a member of the Texas Commission on Atomic Energy, and was Chairman of the Board of the Aerospace Education Foundation of the Air Force Association.  Dr. Hesse holds a PhD (1951), MSME (1948), BSME (1944), all from Purdue University; plus courses at the U.S. Naval Academy where he was Commissioned Ensign (1944), USNR;  U.S.N. Submarine Officers School;  University of California, Nuclear Engineering;  and Sandia National Laboratories, Nuclear Weapons.

MEETING ATTENDANCE

The business of the Company is managed under the direction of the board. The board meets during the Company’s fiscal year to review significant developments affecting the Company and to act on matters requiring board approval. The board held seven meetings and acted by unanimous written consent numerous times during the fiscal year ended December 31, 2007. All of the directors attended the meetings held during the year. While the Company has no policy with regard to board members’ attendance at our annual meetings of stockholders, all of our incumbent directors attended the 2007 annual meeting.

                The Board has determined that, except for Mr. Kelly, who serves as the Chairman and Chief Executive Officer, and Mr. Reuben F. Richards Jr. and Dr. Hong Hou who are officers of EMCORE Corp., the holder of our Series D Preferred Stock, each of our current directors is independent.

COMMITTEES OF THE BOARD OF DIRECTORS

                The board of directors has a standing Audit Committee and a standing Compensation Committee. The Audit Committee and Compensation Committee met following the end of each of the fiscal quarters in 2007 and 2006.

                The Audit Committee of the Company’s Board is comprised of Mr. Joseph Cygler, Dr. Davinder Sethi and Ms. Lange Schermerhorn, all of whom are independent as defined by the listing standards of NASDAQ. The board has determined that Dr. Sethi is an audit committee financial expert within the meaning of regulations adopted by the SEC as a result of his accounting and related financial management expertise and experience. The main function of the Audit Committee is to ensure that effective accounting policies are implemented and that internal controls are in place to deter fraud, anticipate financial risks and promote accurate and timely disclosure of financial and other material information to the public markets, the board and stockholders. The Audit Committee also reviews and recommends to the board approval of the annual financial statements and provides a forum, independent of management, where the Company’s auditors can communicate any issues of concern. In performing all of these functions, the Audit Committee acts only in an oversight capacity and necessarily relies on the work and assurances of the Company’s management and independent auditors, which, in their report, express an opinion on the conformity of the Company’s annual financial statements to generally accepted accounting principles.

                The Audit Committee has adopted a formal, written charter, which has been approved by the full board and which specifies the scope of the Audit Committee’s responsibilities, and how it should carry them out.

                Mr. Cygler, Dr. Sethi and Ms. Schermerhorn comprise the Compensation Committee. The Compensation Committee makes recommendations to the board regarding the executive and employee compensation programs of our company. Committee makes recommendations to the board regarding the executive and employee compensation programs of our company.

                The Compensation Committee does not have a written charter.

ITEM 11.  EXECUTIVE COMPENSATION

                The following table summarizes the compensation paid to the persons who held the position of Chief Executive Officer and Chief Financial Officer during fiscal years 2006 and 2007 and our other three most highly compensated executive officers at the end of fiscal years 2006 and 2007. The determination of our most highly compensated executive officers is based on total compensation for fiscal years 2006 and 2007 as calculated in the “Summary Compensation Table” shown below.

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)		All Other Compensation ($)		Total ($)
Quentin T. Kelly Chairman & CEO	2006	160,000	50,000	—	—		—	—		58,000	(1)	268,000
	2007	250,000	59,750	—	270,000	(2)	—	110,072	(5)	58,000	(1)	727,822
Larry Crawford EVP, CFO	2006	71,423	11,093	—	51,000	(3)	—	—		—		184,516
	2007	175,000	29,093	—	—		—	—		9,000	(4)	213,093
Dr. Frank W. Smith EVP, COO	2006	—	—	—	—		—	—		—		—
	2007	178,030	27,865	—	52,000	(6)	—	—		—		349,895
Dr. Anand Rangarajan EVP, CTO	2006	123,738	17,748	—	—		—	—		9,000	(4)	150,486
	2007	175,000	24,498	—	—		—	—		9,000	(4)	208,498
James S. Brown EVP, Project Finance	2006	131,625	16,269	—	—		—	—		—		147,894
	2007	136,250	21,399	—	—		—	—		—		157,649

(1)                                  Represents the premium paid for a life insurance policy, the beneficiary of which is Mr. Kelly’s wife ($46,000) plus use of the Company vehicle ($12,000).

(2)                                  120,000 options granted 12/31/2005 at exercise price at date of grant; options vest over one-year.  5,000,000 options granted at 1/1/07 at exercise price at date of grant; options vest over 5 years. FASB 123R expense for 2006 and 2007 was $37,200 and $270,000, respectively.

(3)                                  600,000 options granted 7/10/2006 in connection with employment contract; options were granted at the market price at date of grant. No options vested during the year ended December 31, 2006. 100,000 options vested on 1/10/2007; the remainder vest monthly through 7/10/2009. FASB 123R expense for 2006 was $0.00; FASB 123R expense for 2007 was $34,000.

(4)                                  Represents $9,000 for Company provided vehicle.

(5)                                  Represents deferred compensation of $110,072 earned in prior years and paid in 2007.

(6)                                  600,000 options granted 2/11/07 in connection with employment contract; options were granted at the market price at date of grant.  151,723 options vested through the year ended December 31, 2007; FASB 123R expense for 2007 was $44,000.

		Estimated future payouts under non-equity incentive plan awards			Estimated future payouts under equity incentive plan awards			All other stock awards: Number of shares of stock or units (#)	All other option awards: Number of securities underlying options (#)	Exercise or base price of option awards ($/Sh)	Grant date fair value of stock and option awards

Name	Grant date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)

The Company does not issue grants of plan-based awards.

EQUITY COMPENSATION PLAN INFORMATION

                The following table contains information regarding the Company’s Equity Compensation Plans as of December 31, 2007:

Plan Category	(A) Number of Securities to be Issued Upon Exercise of Outstanding Warrants, Options and Rights	(B) Weighted Average Exercise Price of Outstanding Warrants, Options and Rights	(C) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities Reflected in Column (A))
Equity compensation plans approved by security holders(1)	14,589,417	$0.33	0
Equity compensation plans not approved by security holders	—	—
Total	14,589,417	$0.33	0

(1)           The approved plan is the Amended 1999 WorldWater Corp. Incentive Stock Option Plan.

OPTION GRANTS FOR YEAR ENDED DECEMBER 31, 2007

(INDIVIDUAL GRANTS IN FISCAL YEAR)

Name	Number of Securities Underlying Options	Percent of Total Options Granted to Employees	Exercise Price Per Share(1)	Expiration Date
Joseph Cygler	100,000	1%	$0.44	1/16/2017
Dr. Hong Hou	100,000	1%	0.44	1/16/2017
Quentin T. Kelly	5,000,000	66%	0.39	1/18/2017
Reuben F. Richards, Jr.	100,000	1%	0.44	1/16/2017
Lange Schermerhorn	100,000	1%	0.44	1/16/2017
Dr. Davinder Sethi	100,000	1%	0.44	1/16/2017
Dr. Frank W. Smith	600,000	8%	0.39	2/11/2017
Harrison Wellford, Esq.	100,000	1%	0.44	1/16/2017

(1)                                  All grants of options have been made with exercise prices equal to fair value at date of grant. The amounts shown represent an average share price for the shares indicated.

Name	Option awards					Stock awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested (#)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Quentin T. Kelly, Chairman & CEO:
	120,000			0.34	6/29/08

300,000		0.30	8/24/09
1,250,000		0.15	12/30/11
60,000		0.34	12/30/11
60,000		0.15	12/30/12
30,000		0.15	6/30/13
30,000		0.15	9/30/13
60,000		0.15	12/30/12
30,000		0.15	6/30/14
150,000		0.28	12/30/14
120,000		0.31	12/30/15
1,000,000	4,000,000	0.39	12/31/16

Larry L. Crawford, EVP & CFO:
258,333	316,667	0.27	7/9/16

Frank Smith, EVP & COO:
151,723	448,277	0.39	2/11/17

Anand Rangarajan, EVP & CTO:
175,000		0.28	12/30/14

James S. Brown, EVP, Project Finance:
50,000		0.38	6/18/14
571,430		0.28	12/30/14

Aggregated Option Exercises

For Fiscal Year Ended December 31, 2007

And Year-End Option Values(1)

Name	Option awards		Stock awards
	Number of shares acquired on exercise (#)	Value realized on exercise ($)	Number of shares acquired on vesting (#)	Value realized on vesting ($)
Quentin T. Kelly, Chairman & CEO:
	37,975	20,886
Larry L. Crawford, EVP & CFO:
	25,000	25,000
Anand Rangarajan, EVP & CTO:
	939,000	888,340
James S. Brown, EVP, Project Finance:
	325,000	487,200

	Shares Acquired on	Value	Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)(2)		Value of Unexercised In-the-Money Options at Fiscal Year-End ($)(3)
Name	Exercise	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Quentin T. Kelly	37,975	20,886	3,210,000	4,000,000	5,452,200	6,280,000
James S. Farrin	1,000,000	1,315,000	—	—	—	—
Larry L. Crawford	25,000	25,000	266,667	308,333	436,583	535,167
Dr. Anand Rangarajan	939,000	883,340	175,000	—	294,000	—
James S. Brown	325,000	487,200	621,430	—	1,039,002	—
Joseph Cygler	4,300	5,891	750,000	—	1,266,000	—
Dr. Hong Hou	—	0	100,000	—	152,000	—
Reuben F. Richards	—	0	100,000	—	152,000	—
Lange Schermerhorn	—	0	400,000	—	668,000	—
Dr. Davinder Sethi	262,600	354,474	450,000	—	768,000	—
Dr. Frank W. Smith	0	0	151,723	448,277	238,205	703,795
Harrison Wellford, Esq.	0	0	100,000	—	152,000	—

(1)                                  No stock appreciation rights are held by the named Executive Officer.

(2)                                  The total number of unexercised options held as of December 31, 2007, separated between those options that were exercisable and those options that were not exercisable on that date.

(3)                                  For all unexercised options held as of December 31, 2007, the aggregate dollar value of the excess of the market value of the stock underlying those options over the exercise price of those unexercised options. As required, the price used to calculate these figures was the closing sale price of the common stock at year’s end, which was $1.96 per share on December 31, 2007.

Pension Benefits

Name	Plan name	Number of years credited service (#)	Present value of accumulated benefit ($)	Payments during last fiscal year ($)

The Company does not have a Pension Plan.

Nonqualified Deferred Compensation

Name	Executive contributions in last FY ($)	Registrant contributions in last FY ($)	Aggregate earnings in last FY ($)	Aggregate withdrawals/distributions ($)	Aggregate balance at last FYE ($)

The Company does not have a Nonqualified Deferred Compensation Plan.

DIRECTOR COMPENSATION

                During fiscal year 2007, each non-employee director received $1,000 for each committee meeting held other than in conjunction with a board meeting, other than the Chairs of the Audit and Compensation committees who each received $2,000 and $1,500 per meeting. Each non-employee director also received option grants to purchase 100,000 shares of the Company’s common stock in fiscal year 2007. Directors who are employees of WorldWater do not receive any compensation for their service as directors.

                The following table sets forth information regarding compensation paid to current and former non-employee directors of the Company for fiscal year 2007.

Name	Fees earned or paid in cash ($) (1)	Stock awards ($)	Option awards ($) (2) (3) (5)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings	All other compensation ($)	Total ($)
Joseph Cygler	22,000		32,000				54,000
Dr. Hong Hou (4)	12,000		32,000				44,000
Reuben Richards (4)	12,000		32,000				44,000
Lange Schermerhorn	20,000		32,000				52,000
Dr. Davinder Sethi	24,000		32,000				56,000
Harrison Wellford (4)	12,000		32,000				44,000

Name	Fees Earned or Paid in Cash ($)(1)	Option Awards ($)(2)(3)(5)	Total ($)
Joseph Cygler	$22,000	$32,000	$54,000
Dr. Hong Hou(4)	$12,000	$32,000	$44,000
Reuben F. Richards, Jr.(4)	$12,000	$32,000	$44,000
Lange Schermerhorn	$20,000	$32,000	$52,000
Dr. Davinder Sethi	$24,000	$32,000	$56,000
W. Harrison Wellford(4)	$12,000	$32,000	$44,000

(1)                                  Includes fees earned in fiscal year 2007.

(2)                                  The options vest and become exercisable on the date of the grant. The amounts shown do not reflect compensation actually received by each director. The amounts shown represent expense recognized in the Company’s fiscal year 2007 consolidated financial statements in accordance with FAS 123(R), excluding any impact of assumed forfeiture rates.

(3)                                  As of December 31, 2007, each director then in office or former director had the following number of options outstanding: Joseph Cygler, 750,000; Dr. Hong Hou, 100,000; Reuben F. Richards, Jr., 100,000; Lange Schermerhorn, 400,000; Dr. Davinder Sethi, 450,000; and W. Harrison Wellford, 100,000.

(4)                                  Messers. Hou, Richards, and Wellford were approved as directors of the Company on January 17, 2007.

(5)                                  A 100,000 shares option grant for services, at a price of $0.44 per share, was issued on January 17, 2007 to each of the directors. The Black-Scholes method was utilized to determine the Company expense.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number and percentage of the shares of the registrant’s Common stock owned as of December 31, 2007 by all persons known to the registrant who own more than 5% of the outstanding number of such shares, by all directors of the registrant, and by all officers and directors of the registrant as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(1)		Percent of Class
EMCORE Corporation 145 Belmont Drive Somerset, New Jersey 08873	53,979,008	(2)	22.2%
Quercus Trust 2309 Santiago Drive Newport Beach CA 92660	38,092,500	(3)	19.2%
Quentin T. Kelly	7,207,000	(4)	3.7%
Dr. Frank Smith	186,208	(5)	0.1%
Dr. Anand Rangarajan	175,000	(6)	* %
Larry L. Crawford	316,666	(7)	0.2%
James S. Brown	621,430	(8)	0.3%
Joseph Cygler	1,034,300	(9)	0.5%
Dr. Davinder Sethi	457,500	(10)	0.2%
Lange Schermerhorn	610,000	(11)	0.3%
Dr. Hong Hou	100,000	(12)	* %
Reuben Richards	100,000	(13)	* %
Harrison Wellford	1,194,999	(14)	0.6%
All Directors and Officers as a group (11 persons)	12,003,100		6.1%

                * Percent of ownership is less than 0.1%

(1) For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within sixty days of December 31, 2007. For purposes of computing the percentage of outstanding shares of common stock held by each person or group of persons named above, any security which such person or persons has or have the right to acquire within such a date is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except community property laws, the Company believes, based on information supplied by such persons, that the persons named in this table have sole voting and investment power with respect to all shares of common stock which they beneficially own.

(2) This amount includes preferred stock convertible into 48,928,571 shares of common stock and warrants to purchase 5,050,437 shares of common stock as of December 31, 2007 representing the securities obtained under the first of two tranches contemplated under the terms of an Investment Agreement, dated November 29, 2006, between the Company and EMCORE Corporation.

(3) This amount includes 29,092,500 shares of common stock owned as of December 31, 2007 and warrants to purchase 9,000,000 shares of the Company’s common stock.

(4) This amount includes 2,363,940 shares of common stock owned as of December 31, 2007; 606,060 shares owned by CFK Limited Partnership and QTK Limited Partnership which were formed for the benefit of Mr. Kelly’s children; 27,000 warrants to purchase common stock; and options vesting within 60 days of December 31, 2007 to purchase 4,210,000 shares of the Company’s common stock as of December 31, 2007.

(5) This amount includes options vesting within sixty days of December 31, 2007 to purchase 186,205 shares of the Company’s common stock as of December 31, 2007.

(6) This amount represents options vesting within sixty days of December 31, 2007 to purchase 175,000 shares of the Company’s common stock.

(7) This amount represents 25,000 shares of common stock and options vesting within sixty days of December 31, 2007 to purchase 291,666 shares of the Company’s common stock.

(8) This amount includes options vesting within sixty days of December 31, 2007 to purchase 621,430 shares of the Company’s common stock.

(9) This amount includes 284,300 shares of common stock and options vesting within sixty days of December 31, 2007 to purchase 750,000 shares of the Company’s common stock.

(10) This amount represents options vesting within sixty days of December 31, 2007 to purchase 450,000 shares of common stock and warrants to purchase 7,500 shares of the Company’s common stock.

(11) This amount includes 210,000 shares of common stock and options vesting within sixty days of December 31, 2007 to purchase 400,000 shares of the Company’s common stock.

(12) This amount includes options vesting within sixty days of December 31, 2007 to purchase 100,000 shares of the Company’s common stock as of December 31, 2007.

(13) This amount includes options vesting within sixty days of December 31, 2007 to purchase 100,000 shares of the Company’s common stock as of December 31, 2007.

(14) This amount includes 83,333 shares of common stock, 1,011,666 warrants to purchase common stock, and options vesting within sixty days of December 31, 2007 to purchase 100,000 shares of the Company’s common stock as of December 31, 2007.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                The Company had outstanding notes payable owed to directors, officers and employees of the Company as of December 31, 2007 and 2006 as follows:

	2007	2006
Directors	$—	$3,000
Officers and employees	—	32,748
Total	—	35,748
Less current maturities	—	(35,748)
Total long term note payable, related party	$—	$—

                Notes payable to directors, officers and employees are due on demand and accrue interest at 10% per annum. The interest paid by the Company on such notes was $300 in 2006.

Other Related Party Transactions

                The Company recorded a related party sale to a principal shareholder of twelve Mobil MaxPune® units, recognizing revenue of $900,000 in 2007. The Company also recorded a related party deposit of $775,000 on the balance sheet at December 31, 2007, in relation to 10 additional units, to be shipped in 2008, from the same principal shareholder.

                The Company leases office and laboratory facilities from the Chairman of the Company. Lease payments to the Chairman were $0 and $18,000 in 2007 and 2006, respectively, plus utilities and maintenance; see Commitments note.

On January 25, 2008, we entered into a Stock Exchange Agreement with The Quercus Trust pursuant to which agreement the Company issued 19,700 shares of its Series E Convertible Preferred Stock in exchange for 19,700,000 shares of the Company's common stock held by The Quercus Trust. Each share of the Series E Convertible Preferred Stock will automatically convert into 1,000 shares of the Company's common stock upon the approval of the holders of WorldWater common stock to the increase in our authorized common stock.

Also on January 25,2008, we borrowed $6 million from The Quercus Trust as evidenced by a Promissory Note (the "Note") dated as of that date. The Note bears interest at a rate of 8% per annum. The outstanding principal amount of the Note and all accrued and unpaid interest are due and payable on July 28, 2008.

On February 12, 2008, we entered into a Stock and Warrant Purchase Agreement with The Quercus Trust pursuant to which the Company issued 20,000 shares of its Series F Convertible Preferred Stock at a price of $1,782 per share, and warrants to purchase twenty nine million shares of the Company’s common stock, at an exercise price of $1.815 per share. The Quercus Trust has the right to one vote for each share of the Company’s common stock into which the Series F Convertible Preferred Stock is convertible.

Transactions between the Company and The Quercus Trust or its trustee, David Gelbaum, may be considered related party transactions. Under the terms of our Related Party Transaction Policy and Procedures, transactions with related parties requiring disclosure under United States securities laws require prior approval of (a) the Board of Directors and the Audit Committee (acting in each case by a majority of the directors then in office who have no interest in a proposed related party transaction) or (b) the Board of Directors and a committee of not less than two independent directors appointed by the Board of Directors who have no interest in the proposed related party transaction being considered (a "Special Committee").

The Board of Directors and either the Audit Committee or a Special Committee will review the material facts of all related party transactions that require approval in accordance with the Company's policy and either approve or disapprove of the entry into the related party transaction. In determining whether to approve a related party transaction, the Board of Directors, the Audit Committee and the Special Committee, as applicable, will take into account, among other factors each deems appropriate, whether the related party transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related party's interest in the transaction.

The issuance of the Series E Convertible Preferred Stock, the loan evidenced by the Note and the issuance of the Series F Convertible Preferred Stock occurred prior to the adoption of our Related Party Transaction Policy and Procedures and, although approved by the board of directors, were not considered by the Audit Committee or a Special Committee.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s Board of Directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of Amper, Politziner & Mattia, P.C. as the Company’s independent accountants, the Board of Directors considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Amper, Politziner & Mattia, P.C. in 2007 were approved by the Audit Committee of the Board of Directors..

AUDIT FEES

The aggregate fees billed to us by the independent auditors, Amper, Politziner & Mattia P.C., for professional services rendered in connection with our Quarterly Reports on Forms 10Q & 10QSB and for the audits of our financial statements included in this Annual Report on Form 10-K and 10-KSB for the years ended December 31, 2007 and 2006 were $293,500 and $110,000, respectively.

AUDIT RELATED FEES

The aggregate fees billed to us by Amper, Politziner & Mattia, P.C. for assurance and related services that are reasonably related to the performance of the audit and review of our financial statements that are not already reported in the paragraph immediately above totaled approximately $187,125 and $64,700 for the years ended December 31, 2007 and 2006, respectively. The 2007 costs are primarily related to services provided in connection with the audits and due diligence target in 2006 of Entech Corporation.

TAX FEES

There were no tax fees billed by our independent auditors during 2007 and 2006.

ALL OTHER FEES

There were no other fees billed by our independent auditors during the last two fiscal years for products and or services.

PART IV

ITEM 15.  Exhibits and Financial Statement Schedules

(a)   Financial Statements.  The following documents are filed as Appendix A hereto and are included as part of this annual report on Form 10-K.

Report of Independent Registered Public Accounting Firm—Amper, Politziner & Mattia, P.C.

Consolidated Balance Sheets—December 31, 2007 and 2006

Consolidated Statements of Operations—Years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows—Years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)—Years ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(b)   Exhibits.

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

10.22	Lease Agreement dated as of March 7, 2008 by and between ENTECH, Inc., as tenant, and Alliance Gateway No. 23, Ltd., as landlord.

10.23	Lease Guarantee dated as of March 7, 2008 by and between WorldWater & Solar Technologies Corp. as guarantor, and Alliance Gateway No. 23, Ltd.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification by the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(c)           Financial Statement Schedules.  See Item 15(a) above.

SIGNATURES

                In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WorldWater & Solar Technologies Corp.

(formerly WorldWater & Power Corp.)

(Registrant)

By:	/s/ QUENTIN T. KELLY	Date:	March 27, 2008
Quentin T. Kelly
Chairman

By:	/s/ LARRY L. CRAWFORD		March 27, 2008
Larry L. Crawford
Executive Vice President/ ChiefFinancial Officer

                Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons in the capacities and as of the dates indicated:

Signature	Title	Date

/s/ QUENTIN T. KELLY	Chairman	March 27, 2008
Quentin T. Kelly

/s/ DAVID ANTHONY	Director	March 27, 2008
David Anthony

/s/ LARRY L. CRAWFORD	Executive Vice President, Chief Financial Officer	March 27, 2008
Larry L. Crawford

/s/ JOSEPH CYGLER	Director	March 27, 2008
Joseph Cygler

/s/ DAVID GELBAUM	Director	March 27, 2008
David Gelbaum

	Director	March 27, 2008
Dr. Walter Hesse

	Director	March 27, 2008
Dr. Hong Hou

/s/ DR. DAVINDER SETHI	Director	March 27, 2008
Dr. Davinder Sethi

	Director	March 27, 2008
Reuben F. Richards, Jr.

/s/ LANGE SCHERMERHORN	Director	March 27, 2008
Lange Schermerhorn

/s/ HARRISON WELLFORD	Director	March 27, 2008
Harrison Wellford

EXHIBIT INDEX

10.22	Lease Agreement dated as of March 7, 2008 by and between ENTECH, Inc., as tenant, and Alliance Gateway No. 23, Ltd., as landlord.

10.23	Lease Guarantee dated as of March 7, 2008 by and between WorldWater & Solar Technologies Corp. as guarantor, and Alliance Gateway No. 23, Ltd.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification by the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*