Form 10-Q
period 2008-03-31
WORLDWATER & SOLAR TECHNOLOGIES CORP.
filed 2008-05-19
CIK 811271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

As of May 14, 2008, the Registrant had outstanding 193,414,768 shares of Common Stock, $0.001 par value outstanding.

WORLDWATER & SOLAR TECHNOLOGIES CORP.

WORLDWATER & SOLAR TECHNOLOGIES CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2008 AND DECEMBER 31, 2007

	March 31, 2008	December 31, 2007
	(UNAUDITED)
Assets

Current Assets:
Cash and cash equivalents	$29,352,823	$6,873,448
Accounts receivable - trade, (net of allowance of $260,916 and $220,916 at March 31, 2008 and December 31, 2007)	3,738,356	10,155,589
Rebates receivable	381,757	1,153,800
Inventory	7,540,269	1,399,168
Costs and estimated earnings/losses in excess of billings	3,625,269	5,548,631
Letter of Credit in connection with performance bond	4,000,000	—
Prepaid expenses and deposits	927,352	973,795
Travel advances to employees	27,324	43,024
Total Current Assets	49,593,150	26,147,455

Advances on Machinery and Equipment	1,886,452	—

Equipment and Leasehold Improvements, Net	1,611,913	1,467,794

Intangible And Other Assets
Other intangible assets, net	24,949,998	26,667
Goodwill	23,837,201	—
Deferred costs on and advances to acquiree	—	3,795,362
Other deposits	413,061	52,710
Total Assets	$102,291,775	$31,489,988

Liabilities, Convertible Redeemable Preferred Stock, and Stockholders’ Equity

Current Liabilities:
Accounts payable and accrued expenses	$8,638,448	$9,396,944
Long-term debt and notes payable, current portion	56,528	298,092
Customer deposits - related party	—	775,000
REC guarantee liability, current portion	53,031	64,701
Series D Preferred Stock Warrants	1,393,827	1,393,827
Billings in excess of costs and estimated earnings/losses	598,627	2,900
Accrued losses on contracts	409,326	—
Total Current Liabilities	11,149,787	11,931,464

Long-term debt and notes payable	—	38,456
REC guarantee liability, net of current portion	229,618	229,618
Total Liabilities	11,379,405	12,199,538

Convertible redeemable preferred stock
Series C convertible redeemable preferred stock	440,000	500,000
Series D convertible redeemable preferred stock	11,179,561	11,179,561
Total Convertible Redeemable Preferred Stock	11,619,561	11,679,561

Stockholders’ Equity
Preferred Stock Convertible $.01 par value authorized 10,000,000; issued and outstanding:
Series B 7%- 611,111 shares liquidation preference $550,000	6,111	6,111
Series E - 19,700 shares	197	—
Series F - 20,000 shares	200	—

Common Stock, $.001 par value; authorized 275,000,000; 192,550,704 and 189,352,674 issued at March 31, 2008 and December 31, 2007, respectively	192,551	189,353
Additional paid-in capital	150,422,683	71,425,032
Treasury Stock, 27,868 shares, at cost, as of March 31, 2008	(38,737)	—
Accumulated deficit	(71,290,196)	(64,009,607)
Total Stockholders’ Equity	79,292,809	7,610,889

Total Liabilities, Convertible Redeemable Preferred Stock and Stockholders’ Equity	$102,291,775	$31,489,988

The Notes to Consolidated Financial Statements are an integral part of these statements.

WORLDWATER & SOLAR TECHNOLOGIES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE QUARTERS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

	2008	2007
Revenues:
Contract	$8,229,174	$949,277
Related Party	775,000	—
Total	9,004,174	949,277

Cost of Revenues:
Contract	10,221,684	749,886
Related Party	673,433	—
Provision for loss on Contracts	409,326
Total	11,304,443	749,886

Gross Profit (Loss):
Contract	(2,401,836)	199,391
Related Party	101,567	—
Total	(2,300,269)	199,391

Operating Expenses:
Marketing, general and administrative expenses	5,203,795	2,299,622
Research and development expenses	40,713	47,478
Total Operating Expenses	5,244,508	2,347,100

Loss from Operations	(7,544,777)	(2,147,709)

Other (Expense) Income
Beneficial Conversion and Warrant Amortization	(31,864)	(30,397)
Interest Income/(Expense), net	300,941	17,647
Total Other Income (Expense), Net	269,077	(12,750)
Net Loss	(7,275,700)	(2,160,459)

Accretion of preferred stock dividends	(4,889)	(11,250)

Net Loss Attributable to Common Shareholders	$(7,280,589)	$(2,171,709)

Net Loss applicable per Common Share (basic and diluted)	$(0.04)	$(0.01)

Weighted Average Common Shares Outstanding used in Per Share Calculation (Basic and Diluted)	190,325,720	151,311,763

The Notes to the Consolidated Financial Statements are an integral part of these statements.

WORLDWATER & SOLAR TECHNOLOGIES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE QUARTERS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

	2008	2007

Cash Flows from Operating Activities:
Net loss attributable to common shareholders	$(7,280,589)	$(2,171,709)

Accretion of Preferred Stock Dividends	4,889	—
Adjustments to reconcile net cash used in operating activities:
Beneficial Conversion and Warrant Amortization	31,864	30,397
Stock based employee compensation cost	116,075	195,809
Amortization of intangibles and loan origination costs	426,669	10,000
Issuance of stock for service	12,554	132,000
Issuance of options and warrants for services	—	60,000
Issuance of stock in lieu of interest	77,376	25,736
Depreciation	79,686	10,799
Accrued losses on contracts	(409,326)	—
Other	(279,028)	—

Changes in assets and liabilities:
Accounts receivable	6,483,029	1,744,549
Accounts receivable -related parties	—	—
Rebates Receivable	772,043	—
Inventory	(6,141,101)	(1,001,108)
Costs and estimated earnings/losses in excess of billings	1,931,443	(496,392)
Prepaid expenses and deposits	(273,048)	710,615
Advances to employees	15,700	(5,849)

Accounts payable and other accrued expenses	(997,328)	(1,953,625)
Billings in excess of costs and estimated earnings/losses	595,727	(56,045)
Renewable energy credits guarantee liability	(11,670)	(12,728)
Customer deposits	—	(2,000)
Customer deposits - related party	(775,000)	—
Net Cash (Used in) Operating Activities	(5,620,035)	(2,779,551)

Cash Flows from Investing Activities:
Letter of Credit in connection with performance bond	(4,000,000)	—
Purchase of equipment and leasehold improvements	(220,420)	(55,074)
Advances on Machinery & Equipment - ENTECH	(441,896)	—
Acquisition of ENTECH, net of cash of $4.028 million	(3,409,194)	(120,675)
Net Cash (Used in) Investing Activities	(8,071,510)	(175,749)

Cash Flows from Financing Activities:
Proceeds from exercise of warrants and stock options	530,920	163,601
Proceeds from issuance of convertible preferred stock and warrants, net	29,640,000	—
Proceeds from issuance of promisosry note	6,000,000	—
Increase/(Decrease) in Restricted Cash and Restricted Cash Equivalents	—	31,257
Payments on short-term debt	—	(12,666)
Net Cash Provided by Financing Activities	36,170,920	182,192

Net Increase in cash and cash equivalents	22,479,375	(2,773,108)

Cash and cash equivalents, Beginning of period	6,873,448	5,770,595

Cash and cash equivalents, End of period	$29,352,823	$2,997,487

Supplemental Disclosure:
Accretion of preferred stock dividends	$4,889	$—

The Notes to the Consolidated Financial Statements are an integral part of these statements.

WORLDWATER & SOLAR TECHNOLOGIES CORP.AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE QUARTER ENDED MARCH 31, 2008

(UNAUDITED)

					Additional	Additional
					Paid-In	Paid-In
	Preferred Stock		Common Stock		Capital	Capital	Treasury		Accumulated
	Shares	Par Value	Shares	Par Value	(Preferred)	(Common)	Shares	Stock	Deficit	Total
Balance, December 31, 2007	611,111	$6,111	189,352,674	$189,353	$537,331	$70,887,701	—	$—	$(64,009,607)	$7,610,889
							—
Conversion of convertible notes	—	—	833,333	833	—	269,667	—	—	––	270,500
Stock issued for services	—	—	8,841	9	—	12,545	—	—	––	12,554
Exercise of warrants	—	—	1,375,967	1,376	—	367,024	—	—	––	368,400
Exercise of options	—	—	574,333	574	—	161,946	—	—	––	162,520
Conversion of Preferred C Stock	—	—	153,846	154	—	59,846	—	—		60,000
Stock issued In lieu of payment of interest	—	—	251,710	252	—	77,123	—	—	––	77,376
Share-based employee compensation cost	—	—	—	—	—	116,075	—	—	––	116,075
Series E - Preferred Stock issued in exchange for Common Stock	19,700	197	—	—	27,382,803	—	19,700,000	(27,383,000)	—	—
Entech Purchase	—	—	—	—	—	14,950,821	(19,672,132)	27,344,263	—	42,295,084
Series F Convertible Preferred Stock	20,000	200	—	—	35,599,800	—	—	—	––	35,600,000
Net loss	—	—	—	—	—	—	—	—	(7,280,589)	(7,280,589)
Balance, March 31, 2008	650,811	$6,508	192,550,704	$192,551	$63,519,934	$86,902,749	27,868	$(38,737)	$(71,290,196)	$79,292,809

WORLDWATER & SOLAR TECHNOLOGIES CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note (1)   Liquidity and Capital Resources

At March 31, 2008, the Company’s current ratio was 4.45 compared to 2.19 at December 31, 2007. As of March 31, 2008, the Company had $38,443,363 of working capital compared to working capital of $14,215,991 as of December 31, 2007. Cash and cash equivalents were $29,352,823 as of March 31, 2008, as compared to $6,873,448 as of December 31, 2007.

The Company has historically financed operations and met capital expenditures requirements primarily through sales of capital stock and solar system equipment sales. Management plans to continue to raise funds through the sale of capital stock, and projects increased revenues.

On February 13, 2008 the Company announced that it has raised $29.64 million from The Quercus Trust in a private placement of 16,629 shares of WorldWater Series F Convertible Preferred Stock at a price of $1,782 per share.

In January 2008, Quercus Trust advanced the Company $6.0 million with an interest rate of 8%. These funds were used primarily to expedite the acquisition of ENTECH on January 28, 2008. The outstanding principal amount of the note and all accrued and unpaid interest were converted into 3,371 shares of WorldWater Series F Convertible Preferred Stock at a price of $1,782 per share.

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

Consummation of the investment of the remaining $4.5 million second tranche (the “Tranche B Closing”) is subject to the execution of a definitive strategic agreement between the Parties and certain other conditions set forth in the Investment Agreement. The execution of the definitive strategic agreement and the Tranche B Closing cannot take place until additional shares are authorized at the forthcoming Special Shareholder Meeting anticipated in June 2008, and other conditions set forth in the Investment Agreements have been satisfied.  At the Tranche B Closing, WorldWater will issue to EMCORE Series D Redeemable Preferred shares convertible into 11,250,000 shares of Common Stock and Warrants to purchase Redeemable Preferred Shares convertible into 2,812,500 shares of Common Stock.

We believe that our existing cash balance together with our other existing financial resources, including our capital raise in 2008, and revenues from sales of our solar systems, will be sufficient to meet our operating and capital requirements at least through the first quarter of 2009.

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

With significantly rising energy prices and related shortages, along with significant state and federal incentives, and utility company rebate programs, domestic markets have emerged as the Company’s highest priority. The Company is uniquely positioned to deliver a wide range of product and service offerings, from solar-powered equipment and installations, both fixed and mobile, to large-scale, turnkey solar energy and water system solutions, specializing in variable frequency drive (VFD) applications that deliver high customer value. The foundation and enabler for these offerings is WorldWater’s substantial technical expertise and proprietary solar technology, including its AquaMax™ System, AquaDrive™ Controller, AquaMeter™ Water Meter, and MobileMaxPure®.

On January 28, 2008, the Company completed the acquisition of  ENTECH, Inc. of Keller, TX (“ENTECH”).  With the combined technologies of the Company and ENTECH, the Company believes its solar systems will be capable of generating and delivering electrical and thermal energy on site at prices competitive to retail prices without relying on government sponsored rebates. ENTECH’s patented concentrator technology allows for the installation of large solar “farms” with greatly reduced requirements for solar cell materials (silicon or multi-junction). Due to the advantages of ENTECH’s concentrator, significantly lesser amount of silicon used in flat plate solar modules is required by current ENTECH modules to generate the same electrical power. Consequently, the ENTECH technology greatly lessens the impact of the silicon material shortage currently constricting flat plate solar panel supply. ENTECH concentrators utilize a two-axis tracker to follow the sun’s position throughout the day, maximizing energy production.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Quarterly Financial Information and Results of Operations

The financial statements as of March 31, 2008, are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2008, and the results of operations and cash flows for the three months ended March 31, 2008. The results for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the entire year or any future period.  While management of the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Estimates are used for, but not limited to, costs to complete contracts, warranty expense, depreciation, taxes, the guaranty liability for the value of Renewable Energy Credits, losses on uncompleted contracts, lives of intangibles, carrying value of goodwill and other intangibles and the value of shares issued. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from the estimates.

Fair Value of Financial Instruments

The carrying value of accounts receivable, accounts payable, and accrued expenses approximate their respective fair values due to their short-term nature. The fair value of the Company’s notes payable and debt are estimated based on the current rates offered to the Company for debt of the same remaining maturities and similar terms. See “Guarantor Agreements” below for disclosures regarding the fair value of the Company’s exposure for Renewable Energy Credits (“RECs”) which have been accrued on the Balance Sheet as of March 31, 2008 and December 31, 2007.

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, which amounted to $29,352,823 at March 31, 2008, and accounts receivable, which was $3,738,356 at the quarter ended March 31, 2008. The Company places its cash and cash equivalents with a high quality financial institution. With respect to accounts receivable as of March 31, 2008, 89% of the receivables, including related party receivables, were from two commercial customers.   The Company does not require collateral or other security against accounts receivable; however, it maintains reserves for potential credit losses and such losses have historically been within management’s expectations. The Company had one major customer accounting for 69% of revenue for the quarter ended March 31, 2008, and two customers accounting for 39% of revenue for the three months ended March 31, 2007.

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

Renewable Energy Credit Guarantee (RECs)

Under the equipment sales contract for a 267,840 kW (DC) solar-driven irrigation and energy system built in 2004 and a 42.7 kW solar-pumping and energy system currently in construction, the Company has guaranteed the price of certain Renewable Energy Certificates (RECs) to be generated by the installation during the first seven years of operation. Based on current market indications, the Company estimates its guarantee obligation may result in a potential loss of $452,907 which is tied to the future market and trading value of RECs traded in California. The liability was recorded in accordance with FIN 45, paragraph 8, whereby the Company determined the maximum number of kwh to be generated over the seven year span to be 3,148,936 (449,848 x 7), multiplied by the guaranteed amount of $0.125, resulting in a liability of $393,617. Without the knowledge of the future value of these RECs, the Company recorded as reductions of Contract Revenue: estimated losses of $0 for the period ended March 31, 2008 and the year ended December 31, 2007, respectively. Adjustments to the estimated guarantee obligation will be recognized as an adjustment of revenue over the seven year term of the respective guarantee obligations. As of March 31, 2008 the Company has made payments on this guarantee in the amount of $74,703.

The offering of a renewable energy credit price guarantee was an isolated incident, and the Company does not expect to continue this in the future. Further, the maximum liability described is fixed and accrued for and not subject to change over the life of the agreement.

Product Warranty

The Company provides for the estimated cost of product warranties at the time revenue is recognized at a rate of 1.5% of revenues. Since the Company has a limited operating history, adjustments in future periods may be required as its installations mature. The following table summarizes the activity regarding the Company’s warranty accrual:

Balance, December 31, 2007	$414,496
Accruals for warranties issued during 2008	135,625
Utilization of warranty reserve during 2008	(18,592)
Balance, March 31, 2008	$531,529

The majority of the utilization over the three months ended March 31, 2008, resulted from non-recurring, post-completion repairs in relation to projects completed in 2007. The product warranty accrual is included in Accounts Payable and Accrued Expenses in the Company’s Consolidated Balance Sheet.

Revenue Recognition

The Company derives revenue primarily from fixed-price contracts through which the Company provides engineering, design, and procurement services, materials and equipment, and construction / installation services. Revenue is also generated through the sale of solar-related equipment and, to a lesser extent, from consulting projects and government-funded grants.

Contract revenues are recorded when there is persuasive evidence that a binding contractual arrangement exists, the price is fixed and determinable, the Company has commenced work on the project, and collectability is reasonably assured.

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

Inventory

Inventory is stated at the lower of cost or market determined by the First-In, First-Out (FIFO) method. Historically inventory has consisted mainly of purchased system components, made up primarily of solar panels.

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

Other Intangible Assets

Other intangible assets, which include trademarks and technology, were recorded in connection with the acquisition of Entech, Inc. in January 2008. The assets are being amortized on a straight-line basis over 9 to 13 years. The ENTECH trademark is not being amortized.

Management evaluates the recoverability of such other intangible assets whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. The evaluation is based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to fair value. As of March 31, 2008, no such write-down was required.

Goodwill

Goodwill was recorded in connection with the acquisition of Entech, Inc. in January 2008.

Goodwill consists of the excess of cost over the fair value of net assets acquired in business combinations accounted for as purchases.

The Company follows the provision of SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 required an annual impairment test for goodwill and intangible assets with indefinite lives. Under SFAS No. 142, the first step of the impairment test requires that the Company determine the fair value of each reporting unit, and compare the fair value to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform a second more detailed impairment assessment. The second impairment assessment involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date.

Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur, and determination of the Company’s weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. The Company will perform its annual impairment test on December 31 each year.

Advertising Costs

Advertising costs are expensed as incurred and were approximately $34,000, and $19,000 for the quarters ended March 31, 2008 and 2007, respectively.

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

SFAS No. 123R also requires companies to calculate an initial “pool” of excess tax benefits available at the adoption date to absorb any tax deficiencies that may be recognized under SFAS No. 123R. The pool includes the net excess tax benefits that would have been recognized if the Company had adopted SFAS No. 123 for recognition purposes on its effective date. The Company has elected to calculate the pool of excess tax benefits under the alternative transition method described in FASB Staff Position (“FSP”) No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards,” which also specifies the method to calculate excess tax benefits reported on the statement of cash flows. The Company is in a net operating loss position; therefore, no excess tax benefits from share-based payment arrangements have been recognized for the quarter ended March 31, 2008.

The Company uses the Black-Scholes option-pricing model to estimate fair value of grants of employee and director stock options, with the following weighted average assumptions:

	Quarters Ended March 31,
Assumptions for Option Grants	2008	2007
Risk-free interest rate	—%	5%
Volatility	—%	42%
Expected dividend yield	—%	0%
Expected term	—	10 years
Estimated forfeiture rate	—%	1%

There were no stock options granted in the quarter ended March 31, 2008.

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

The value of the unvested stock options at March 31, 2008 was $1,428,100, of which $348,225 will be expensed over the remaining nine month in 2008, with the remaining $1,079,875 expensed in 2009 and after, all included in General & Administrative Expense on the Consolidated Statements of Operations.

A summary of option activity as of March 31, 2008 and changes during the three months ended is presented below.

		Weighted-
		Average
	Shares	Exercise Price
Balance, December 31, 2007	14,689,417	$0.33
Granted	—
Exercised	(574,333)	0.28
Forfeited or expired	—
Balance, March 31, 2008	14,115,084	0.33
Options Exercisable, March 31, 2008	9,673,920	0.30

Net Loss Per Common Share

Basic loss per share includes no dilution and is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. As presented, the Company’s basic and diluted net loss per share attributable to common stockholders is based on the weighted average number of common shares outstanding during the period. The calculation of diluted net loss per common share for the quarters ended March 31, 2008 and 2007 does not include other potential common shares, including shares issuable upon exercise of options, warrants and conversion rights, since their effect would be antidilutive due to the Company’s losses.

Below is a table of the potential issuable shares as of March 31, 2008:

Warrants	11,979,226
Debt conversion rights	416,667
Stock options	14,115,084
Treasury Stock	(27,868)
Preferred stock conversion rights	55,718,326
Total	82,201,435

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

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will become effective for us beginning with the first quarter of 2008. The Company has determined that the adoption of this

FASB will not have a material effect on the first quarter 2008 consolidated financial statements. The Company will continue to review any materiality issues that may arise in regard to this pronouncement.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which is effective for the Company on January 1, 2008. The Statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The Statement codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Company has determined that the adoption of this FASB will not have a material effect on the first quarter 2008 consolidated financial statements. The Company will continue to review any materiality issues that may arise in regard to this pronouncement.

Reclassifications

Certain prior year balances have been reclassified to conform to current year presentation.

Note (4)   Acquisition

           On January 28, 2008, the Company completed the acquisition of  ENTECH, Inc. of Keller, TX (“ENTECH”).  With the combined technologies of the Company and ENTECH, the Company believes its solar systems will be capable of generating and delivering electrical and thermal energy on site at prices competitive to retail prices without relying on government sponsored rebates. ENTECH’s patented concentrator technology allows for the installation of large solar “farms” with greatly reduced requirements for solar cell materials (silicon or multi-junction). Due to the advantages of ENTECH’s concentrator, significantly lesser amount of silicon used in flat plate solar modules is required by current ENTECH modules to generate the same electrical power. Consequently, the ENTECH technology greatly lessens the impact of the silicon material shortage currently constricting flat plate solar panel supply. ENTECH concentrators utilize a two-axis tracker to follow the sun’s position throughout the day, maximizing energy production.

    The following summarizes the purchase price of and advances to ENTECH.

(000’s)

Cash	$5,000
*Common Stock	42,295
Acquisition Costs	911

Total Purchase Price	48,206

Advances from WorldWater	4,508

Total Purchase Price of and Advances to Entech	$52,714

* 19,672,131 shares of the Company’s common stock valued at $42.3 million at the $2.15 fair market value of our common stock agreement on October 29, 2007, the date the terms of the merger agreement was announced.

Additionally, the ENTECH stockholders are entitled to receive future earn-out consideration calculated as 5% of ENTECH’s gross revenues determined in accordance with generally accepted accounting principles until the accumulated total of such earn-out payments paid by WorldWater to the ENTECH stockholders equals $5,000,000.

This transaction was accounted for as a purchase in accordance with SFAS 141, Business Combinations; therefore, the tangible assets acquired and liabilities assumed were recorded at fair value on the acquisition date. In accordance with SFAS 141,

Business Combinations, the excess of the purchase price over the net assets acquired was assigned to goodwill.  The operating results of the ENTECH businesses are included in the accompanying consolidated statement of operations from the date of acquisition.

The allocation of purchase price and advances on the net assets of Entech is as follows:

Tangible and intangible assets acquired:

Intangible Assets - Trademark	$1,600
Intangible Assets - Technology	23,750
Goodwill	23,837
Cash	4,028
Deposits on Machinery and Equipment	1,445
Other	78
Total assets	54,738

Less current liabilities assumed	(1,057)
Less long-term debt and accrued expenses assumed	(967)

Total Purchase Price and Advances	$52,714

The purchase price allocation for the business has been prepared by an outside service provider, on a preliminary basis and is subject to change as new facts and circumstances emerge.  The Company is currently completing the purchase price allocation and valuation of the acquired assets.  The Company will adjust the preliminary purchase price allocation to reflect changes in the final valuation report, which is expected to be completed by June 2008.

The following un-audited pro forma consolidated results of operations for the period assumes the acquisition of ENTECH had occurred as of January 1, 2007, giving effect to purchase accounting adjustments. The pro forma data is for informational purposes only and may not necessarily reflect the actual results of operations had those companies been operated as part of the Company since January 1, 2007.

Condensed Consolidated Pro Forma Statement of Operations

	Three Months Ended		Three Months Ended
	March 31, 2007		March 31, 2008
	Actual	Pro Forma	Actual	Pro Forma
Revenues	$949,277	$1,098,298	$9,004,174	$9,037,255

Net Loss	(2,160,459)	(2,998,423)	(7,275,700)	(7,545,060)

Net Loss Attributable to Common Shareholders	(2,171,709)	(3,009,673)	(7,280,589)	(7,549,949)

Net loss per basic and diluted shares	$(0.01)	$(0.02)	$(0.04)	$(0.04)

Note (5)   Equipment and Leasehold Improvements

Equipment and leasehold improvements consist of the following at March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
Office furniture and equipment	$504,449	$284,820
Vehicles	318,179	216,425
Computers	413,395	341,710
Leasehold improvements	785,856	779,202
	2,021,879	1,622,157
Less accumulated depreciation and amortization	(409,966)	(154,363)
Equipment and leasehold improvements, net	$1,611,913	$1,467,794

Depreciation expense for the three months ended March 31, 2008 and 2007 was $79,686 and $10,798, respectively.

The increase in office furniture and equipment of $219,628 from December 31, 2007 to March 31, 2008 is mainly due to assets acquired in the purchase of ENTECH on January 28, 2008.

Note (6)   Intangible Assets

Intangible assets are listed below and associated accumulated amortization as of March 31, 2008 and December 31, 2007.

	March 31, 2008	December 31, 2007
ENTECH trademark	$1,600,000	$—
ENTECH technology	23,750,000	—
Accumulated amortization	(416,669)	—
ENTECH intangibles, net	$24,933,331	$—

Non-compete agreement, customer list and trade name	$123,000	$123,000
Accumulated amortization	(106,333)	(96,333)
Non-compete agreement, net	$16,667	$26,667

Amortization expense for the three months ended March 31, 2008 and 2007 was $426,669, and $10,000, respectively.

Based on the carrying amount of the intangible assets, and assuming no future impairment of the underlying assets, the estimated future amortization expense is as follows:

Nine month period ended December 31, 2008	$1,892,000
Year ended December 31, 2009	2,500,016
Year ended December 31, 2010	2,500,016
Year ended December 31, 2011	2,500,016
Year ended December 31, 2012	2,500,016
Therafter	11,457,934
Total future amortization expense	$23,349,998

The Company is not amortizing the ENTECH trademark.

Note (7)   Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at March 31, 2008 and December 31, 2007:

	As of
	March 31, 2008	December 31, 2007
Accounts payable - contracts	$5,175,278	$4,944,525
Accounts payable - other	613,974	1,449,708
Accrued salaries	266,543	307,424
Accrued interest	1,263	240,734
Accrued warranty reserve	531,528	414,496
Accrued sales commission	—	165,513
Accrued sales & use tax	75,424	1,004,408
Accrued project costs	1,718,839	665,855
Accrued legal expenses	56,677	31,560
Other accrued expenses	198,922	172,721
Total	$8,638,448	$9,396,944

Note (8)   Long-Term Debt and Notes Payable

Long-term debt (including convertible debt) and notes payable, excluding related party transactions (see Related Party

Transaction note below), consist of the following uncollateralized loans outstanding at March 31, 2008 and December 31, 2007:

Maturity Date	Loan Holder	Stated Rate	Effective Rate	Interest Period	Stock or Cash	Conversion Price of Common Stock	Potential Number of Shares Upon Conversion @ 3/31/08	Face Amount		Outstanding at March 31, 2008	Face Amount	Outstanding at December 31, 2007
2008	Funds & Qualified Individual Investors	10%	19-30%	Majority Monthly	Yes	$0.15	500,000	$75,000	(a)	$56,528	$599,353	$336,548
						Total	500,000	$75,000		$56,528	$599,353	$336,548
							Less current portion			56,528		298,092
							Long-term portion			––		$38,456

(a) In July 2005, the Company entered into a $3,250,000 10% convertible note due July 21, 2008, for total proceeds of $3,000,000, which was convertible into 18,055,556 shares of the Company’s common stock. The note was convertible into the Company’s common stock at a price equal to the lesser of (i) the volume-weighted average stock price for the 10 trading days prior to conversion, and (ii) $0.18 per share; provided that the conversion price shall not exceed the closing price on the day prior to conversion. As of December 31, 2007, the note was fully converted.

Also in July 2005, the Company entered into two convertible notes totaling $350,000: $250,000 with an investment fund and $100,000 with a private investor. The notes bear 10% interest which at the option of the Company can be paid in cash or in shares of the common stock of the Company, or a combination of both. The note holders have the option to convert all or any part of the outstanding principal into common stock of the Company at a conversion price of $0.18 per share. Through the first quarter of 2008, the investment fund holder converted $525,000, of their outstanding principal into 694,444 common shares of the Company.

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

For the three months ended March 31, 2008, the Company recognized interest expense related to the July 2005 convertible notes in the amount of $31,864. For the three months ended March 31, 2007, the Company recognized interest expense related to the July 2005 convertible notes in the amount of $30,397. As of March 31, 2008 there was $18,472 of unamortized debt discount.

Note (9)   Related Party Transactions

The Company recorded a related party sale to a principal shareholder of ten Mobile MaxPure® units, recognizing revenue of $775,000 in the quarter ended March 31, 2008. The principal shareholder in turn, donated such units to a charitable foundation.

On January 25, 2008, we entered into a Stock Exchange Agreement with The Quercus Trust pursuant to which agreement the Company issued 19,700 shares of its Series E Convertible Preferred Stock in exchange for 19,700,000 shares of the Company’s common stock held by The Quercus Trust. The Quercus Trust has the right to one vote for each share of the Company’s common stock into which the Series E Convertible Preferred Stock is convertible. Each share of the Series E Convertible Preferred Stock will automatically convert into 1,000 shares of the Company’s common stock upon the approval of the holders of WorldWater common stock to the increase in our authorized common stock in a sufficient amount.

Also on January 25, 2008, we borrowed $6 million from The Quercus Trust as evidenced by a Promissory Note (the “Note”) dated as of that date. The Note bears interest at a rate of 8% per annum. The outstanding principal amount of the Note and all accrued and unpaid interest were due and payable on July 28, 2008.  The outstanding principal amount of the note and all accrued and unpaid interest were converted into 3,371 shares of WorldWater Series F Convertible Preferred Stock at a price of $1,782 per share.

On February 12, 2008, we entered into a Stock and Warrant Purchase Agreement with The Quercus Trust pursuant to which the Company issued 16,629 shares of its Series F Convertible Preferred Stock at a price of $1,782 per share, and warrants to purchase twenty nine million shares of the Company’s common stock, at an exercise price of $1.815 per share. The Quercus Trust has the right to one vote for each share of the Company’s common stock into which the Series F Convertible Preferred Stock is convertible. Each share of the Series F Convertible Preferred Stock will automatically convert into 1,000 shares of the Company’s common stock upon the approval of the holders of WorldWater common stock to the increase in our authorized common stock in a sufficient amount. As of March 31, 2008, the warrants and new class of preferred stock have no redemption features and are not considered to be liquid securities.

Transactions between the Company and The Quercus Trust or its trustee, David Gelbaum, are considered related party transactions. Under the terms of our Related Party Transaction Policy and Procedures, transactions with related parties requiring disclosure under United States securities laws require prior approval of (a) the Board of Directors and the Audit Committee (acting in each case by a majority of the directors then in office who have no interest in a proposed related party transaction) or (b) the Board of Directors and a committee of not less than two independent directors appointed by the Board of Directors who have no interest in the proposed related party transaction being considered (a “Special Committee”).

The Board of Directors and either the Audit Committee or a Special Committee will review the material facts of all related party transactions that require approval in accordance with the Company’s policy and either approve or disapprove of the entry into the related party transaction. In determining whether to approve a related party transaction, the Board of Directors, the Audit Committee and the Special Committee, as applicable, will take into account, among other factors each deems appropriate, whether the related party transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction.

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

It is the Company’s position that the holder of these preferred shares failed to convert to shares of the Company’s common stock in accordance with the terms of issuance, and that the preferred shares expired on September 8, 2003. It is the Company’s position that the obligations for the payment of dividends on such shares also terminated on that date. It is the Company’s intenention to engage in negotiations with the holder of the Series B preferred shares to resolve the disputed terms of conversion.

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

Consummation of the investment of the remaining $4.5 million second tranche (the “Tranche B Closing”) is subject to the execution of a definitive strategic agreement between the Parties and certain other conditions set forth in the Investment Agreement. At the Tranche B Closing, the Company will issue to EMCORE (i) an additional one million, six hundred and thirty thousand, nine hundred and fifty-three (1,630,953) shares of Series D Convertible Preferred Stock and (ii) one hundred and sixty-three thousand and ninety-five (163,095) warrants to purchase one hundred and sixty-three thousand and ninety-five (163,095) shares of Series D Stock.

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

The Series D Stock has the designations, preferences and rights set forth in the certificate of designation filed with the Secretary of State for the State of Delaware on November 29, 2006 (the “Certificate of Designation”). Pursuant to the Certificate of Designation, holders of Series D Stock have the following rights, among others: (i) the sole right and discretion to convert their shares of Series D Stock at any time and from time to time into such number of fully paid and non-assessable shares of common stock, par value $0.001, of the Company (the “Common Stock”) initially equal to such number of shares of Series D Stock multiplied by ten, subject to certain adjustments as more fully set forth in the Certificate of Designation including weighted average anti-dilution rights, (ii) the right to vote together with the holders of Common Stock as a single class on all matters submitted for a vote of holders of Common Stock, (iii) for so long as the beneficial ownership by the holders of Series D Stock (on a fully-diluted basis) does not fall below ten percent (10%) of the then outstanding shares of Common Stock, the exclusive right to elect two members of the Board of Directors of the Company, (iv) for so long as the beneficial ownership by the holders of Series D Stock (on a fully-diluted basis) is between five percent (5%) and ten percent (10%) of the then outstanding shares of Common Stock, the exclusive right to elect one member of the Board of Directors of the Company, (v) certain liquidation preferences as detailed in the Certificate of Designation and (vi) the right to receive dividends in an amount equal to the amount of dividends that such holder would have received had the holder converted its shares of Series D Stock into shares of Common Stock as of the date immediately prior to the record date for such dividend. The liquidity event is any change in control whereby the new person or entity has 50% or more beneficial ownership in the existing company. Since the potential change in ownership is outside the control of the Company, the existing preferred shareholders would have the right to demand cash payment equal to the liquidation value of the preferred stock plus accrued dividends.   Closure of the second tranche cannot take place until a sufficient amount of additional common shares are authorized by the Company’s shareholders and other conditions set forth in the investment agreement have been satisfied.

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

Series E Convertible Preferred Stock

On January 25, 2008, we entered into a Stock Exchange Agreement with The Quercus Trust pursuant to which agreement the Company issued 19,700 shares of its Series E Convertible Preferred Stock in exchange for 19,700,000 shares of the Company’s common stock held by The Quercus Trust. The Quercus Trust has the right to one vote for each share of the Company’s common stock into which the Series E Convertible Preferred Stock is convertible. Each share of the Series E Convertible Preferred Stock will automatically convert into 1,000 shares of the Company’s common stock upon the approval of the holders of WorldWater common stock to the increase in our authorized common stock in a sufficient amount.

Series F Convertible Preferred Stock

On February 12, 2008, we entered into a Stock and Warrant Purchase Agreement with The Quercus Trust pursuant to which the Company issued 16,629 shares of its Series F Convertible Preferred Stock at a price of $1,782 per share, and warrants to purchase twenty nine million shares of the Company’s common stock, at an exercise price of $1.815 per share. The Quercus Trust has the right to one vote for each share of the Company’s common stock into which the Series F Convertible Preferred Stock is convertible. Each share of the Series F Convertible Preferred Stock will automatically convert into 1,000 shares of the Company’s common stock upon the approval of the holders of WorldWater common stock to the increase in our authorized common stock in a sufficient amount.

Liquidation Preference

Upon liquidation, holders of the Series C and D Convertible Redeemable Preferred Stock will be entitled to the greater of (1) a per share amount equal to the original purchase price plus any dividends accrued but not paid and (2) the amount that the holder would receive in respect of a share of Series C and D Convertible Redeemable Preferred Stock if immediately prior to dissolution and liquidation, all shares of Series C and D Convertible Redeemable Preferred Stock were converted into shares of common stock. The liquidation preference of Series C and D is $437,589 and $13,500,000, respectively at March 31, 2008.

Note (11)   Warrant Transactions

The Company accounts for transactions with non-employees, in which financing, goods or services are the consideration received for the issuance of equity warrant instruments under the fair value method. The fair value of warrants issued is calculated using the Black-Scholes pricing model. All warrants are exercisable into common stock only and do not include Series D Preferred Stock warrants and the common stock warrants issued to the Quercus Trust.

There were no new warrants issued in the first quarter of 2008.

In the three months ended March 31, 2008, the Company raised $368,400 through the exercise of 1,375,967 warrants at an average price of $0.23 per share.

Warrant transactions consisted of the following during the three months ended March 31, 2008:

	Exercisable
	Warrants	Stock Price
Warrants Outstanding As of December 31, 2007	13,484,226	$0.32
Warrants Issued	—
Exercise of Warrants	(1,375,967)	0.23
Warrants Cancelled	(129,033)	0.25
Warrants Outstanding As of March 31, 2008	11,979,226	$0.32

Warrants outstanding expire as follows:

	Warrants	Strike
Year	Expiring	Price
2008	570,696	0.24
2009	5,014,670	0.23
2010	—	—
2011	3,518,860	0.30
2012	2,875,000	0.51
	11,979,226	0.32

Note (12)   Commitments and Guarantees

The Company’s commitments and guarantees as of March 31, 2008, for the remainder of 2008 and the years 2009 through 2012 and thereafter are estimated below:

	2008	2009	2010	2011	2012	Thereafter	Total
Long-tem debt maturities (face amount)	$75,000	$—	$—	$—	$—	$—	$75,000
Employment obligations	1,043,010	1,440,680	1,082,347	316,667	—	—	$3,882,704
Renewable energy credit guarantee obligations	53,032	64,701	64,701	64,701	35,509		$282,649
Operating lease payments	700,860	829,469	772,631	772,631	772,631	3,516,555	$7,364,777
Total	$1,871,902	$2,334,850	$1,919,679	$1,153,999	$808,140	$3,516,555	$11,605,130

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

California

In September 2005, the Company acquired the assets of MJD Solutions, Inc., doing business as Quantum Energy Group in Applegate, California which included the transfer of their five year lease expiring April 30, 2009, with two five-year options to extend the lease.

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

Employment Agreements

On December 18, 2006, the Company entered into a five-year employment agreement with Mr. Kelly, our former Chief Executive Officer and current Chairman, effective January 1, 2007. Adjusted compensation under the agreement is $250,000 annual salary and $1,200 per month auto allowance. Mr. Kelly participates in the Company’s “fringe benefits” including health coverage and the maintenance of a whole life policy. The benefits continue if employment is terminated without cause or by reason of death or disability to Mr. Kelly or his estate for the remaining term of the agreement or a period of 24 months, whichever is longer. Effective January 19, 2007, Mr. Kelly was granted 5,000,000 stock options at an exercise price of $0.40, fair market value at the date of the grant. These shares will vest twenty percent (20%) per year, with the first twenty percent (20%) vesting immediately upon the grant of the options and the remaining options vesting twenty percent (20%) per year on the annual anniversary of the initial grant.

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

On December 18, 2006, the Company entered into an employment agreement with Douglas L. Washington, Executive Vice President, Marketing, effective January 1, 2007 for a period of three years. Annual compensation under the agreement is $160,000 and includes an initial grant of 600,000 stock options vesting over the term of the employment agreement.              Effective February 1, 2008, the Company entered into a consulting agreement with Washington Power, LLC, and the aforementioned employment agreement was superseded.

On February 5, 2007 the Company entered into an employment agreement with Dr. Frank W. Smith, Chief Operating Officer, with a term that expires February 4, 2010. Annual compensation under the agreement is $200,000, which included an initial grant of 600,000 stock options vesting over the term of the employment agreement.

On March 18, 2008, the Company entered into an Executive Employment Agreement (the “Agreement”) with Robert A. Gunther, the Company’s Senior Vice President and General Counsel. The Agreement provides for a three term and an annual base salary of $200,000. Mr. Gunther will receive options to purchase 300,000 shares of the Company’s common stock under the terms of the Company’s 1999 Incentive Stock Option Plan (the “Plan”), subject to the approval of the Company’s stockholders to an increase in the number of authorized shares of common stock in the Plan. Options to purchase 50,000 shares of common stock will vest on July 7, 2008 and the balance will vest in 30 equal monthly installments commencing August 2008 and continuing in each of the next 29 months.

Note (13)   Contingencies

The Company is subject to various claims and suits from time to time in the ordinary course of its business. The Company is not aware of any pending or threatened litigation that could have a material adverse effect on the Company’s business, financial condition or results of operations.

Note (14)   Supplemental Disclosure of Cash Flow Information

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Cash paid for interest	$40,000	$19,515
Issuance of Stock in lieu of interest	77,376	—
Issuance of Stock for Services	12,554	—
Issuance of Series E Convertible Preferred Stock for Common Stock	27,383,000	—
Issuance of Common stock for acquisition of Entech	42,295,082	—

Note (15)   Subsequent Events

On April 24, 2008, Joseph Cygler, Lange Schermerhorn, Davinder Sethi and W. Harrison Wellford resigned from the Board of Directors of the Company; none of whom, to the knowledge of the Company, resigned due to any disagreement with the Company’s operations, policies or practices. Joseph Cygler, Lange Schermerhorn and Davinder Sethi formerly served as the members of both the Company’s Audit Committee and Compensation Committee. David Anthony and Reuben F. Richards, Jr. were appointed to the Company’s Audit Committee and Compensation Committee at a board of directors meeting held on April 24, 2008. Dr. Frank Smith, the Company’s Chief Executive Officer, was unanimously elected to the board of directors.

Effective March 26, 2008, the position of Executive Vice President and Chief Technology Officer of WorldWater & Solar Technologies Corp. has been eliminated and the employment of Dr. Anand Rangarajan, who served in that position, has been terminated.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

With significantly rising energy prices and related shortages, along with significant state and federal incentives, and utility company rebate programs, domestic markets have emerged as the Company’s highest priority. WorldWater is uniquely positioned to deliver a wide range of product and service offerings, from solar-powered equipment and installations, both fixed and mobile, to large-scale, turnkey solar energy and water system solutions, specializing in variable frequency drive (VFD) applications that deliver high customer value. The foundation and enabler for these offerings is WorldWater’s substantial technical expertise and proprietary solar technology, including its AquaMax™ System, AquaDrive™ Controller, AquaMeter™ Water Meter, Mobile MaxPure®.

On January 28, 2008, the Company completed the acquisition of  ENTECH, Inc. of Keller, TX (“ENTECH”).  With the combined technologies of the Company and ENTECH, the Company believes its solar systems will be capable of generating and delivering electrical and thermal energy on site at prices competitive to retail prices without relying on government sponsored rebates. ENTECH’s patented concentrator technology allows for the installation of large solar “farms” with greatly reduced requirements for solar cell materials (silicon or multi-junction). Due to the advantages of ENTECH’s concentrator, significantly lesser amount of silicon used in flat plate solar modules is required by current ENTECH modules to generate the same electrical power. Consequently, the ENTECH technology greatly lessens the impact of the silicon material shortage currently constricting flat plate solar panel supply. ENTECH concentrators utilize a two-axis tracker to follow the sun’s position throughout the day, maximizing energy production.

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

REVENUE RECOGNITION

The Company derives revenue primarily from fixed-price contracts through which the Company provides engineering, design, and procurement services, materials and equipment, and construction / installation services. Revenue is also generated through the sale of solar-related equipment and, to a lesser extent, from consulting projects and government-funded grants.  Contract revenues are recorded when there is persuasive evidence that a binding contractual arrangement exists, the price is fixed and determinable, the Company has commenced work on the project, and collectability is reasonably assured.

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

The Company performed a sensitivity analysis to determine the impact of fluctuations in our estimates for our allowance for doubtful accounts. As of March 31, 2008, the allowance for doubtful accounts was $260,916. If this amount were in error by plus or minus one percent of the account receivable balance, the impact would be an additional $39,992 of income or expense.

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

Under the modified prospective approach, SFAS No. 123R applies to new grants of options and awards of stock as well as to grants of options that were outstanding on January 1, 2006 and that may subsequently be repurchased, cancelled or materially modified. Under the modified prospective approach, compensation cost recognized for the year ended December 31, 2007 includes compensation cost for all share-based payments granted prior to, but not yet vested on, January 1, 2006, based on fair value as of the prior grant-date and estimated in accordance with the provisions of SFAS No. 123R. Prior periods were not required to be restated to reflect the impact of adopting the new standard.

The Company is in a net operating loss position; therefore, no excess tax benefits from share-based payment arrangements have been recognized for the nine months ended March 31, 2008.

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

ACCOUNTING FOR INCOME TAXES

The Company is required to estimate its income taxes in each of the jurisdictions in which it operates as part of its condensed consolidated financial statements. This involves estimating the actual current tax in addition to assessing temporary differences resulting from differing treatments for tax and financial accounting purposes. These differences together with net operating loss carry-forwards and tax credits may be recorded as deferred tax assets or liabilities on the balance sheet. A judgment must then be made of the likelihood that any deferred tax assets will be recovered from future taxable income. To the extent that the Company determines that it is more likely than not that deferred tax assets will not be utilized, a valuation allowance is established. Taxable income in future periods significantly different from that projected may cause adjustments to the valuation allowance that could materially increase or decrease future income tax expense. As of March 31, 2008 and December 31, 2007, an allowance equal to 100% of the deferred tax asset was recorded.

RESULTS OF OPERATIONS—QUARTER ENDED MARCH 31, 2008 (Amounts are rounded to the nearest thousand)

Contract Revenue.  Contract revenue for the quarter ended March 31, 2008 amounted to $8,229,000. Two main airport contracts, one in California, and one in Colorado accounted for 84% of the first quarter contract revenue, with amounts totaling $1,449,000 and $6,140,000; respectively. Residential projects accounted for $199,000 of contract revenue. All contract revenue was generated by domestic projects. The Company had contract revenue of $949,000 in the quarter ended March 31, 2007.

Revenue – Related Party.   Contract Revenue – Related Party for the quarter ended March 31, 2008, amounted to $775,000, and related to a sale of 10 Mobil MaxPure units to a principal shareholder. There was no Contract Revenue – Related Party recorded in the first quarter of 2007.

Cost of Contract Revenue.  Cost of contract revenue consists primarily of third party construction and installation expense, materials and supplies required for construction and component equipment, including solar panels, solar array, inverters, variable speed drives and meters.

Cost of Revenue – Related Party.  Cost of contract revenue – related party consists primarily of third party assembly and installation expense, materials and supplies required for construction and component equipment, including solar panels, solar array, inverters, variable speed drives and meters.

Gross Profit (Loss) on Contracts.  The Company generated a gross loss on contracts totaling $2,402,000, in the first quarter of 2008, as compared to the first quarter 2007, which generated a gross profit of $199,000. The Company attributes its first quarter 2008 gross loss on contracts to overruns on the two large scale airport contracts in California and Colorado. At the end of the quarter, it was determined that changes to the original estimates for both contracts were necessary, and it was also determined that the contracts would generate losses in the aggregate amount of $2,263,000. Within that amount is a provision for future loss of $409,326, as detailed within the Consolidated Statements of Operations. The full provision relates directly to the two contracts discussed above.

Gross Profit (Loss) – Related Party.  The Company generated a gross profit on contracts – related party, totaling $102,000 in the first quarter of 2008. There were no related party contracts in the first quarter of 2007.

Marketing, General and Administrative Expenses.  Marketing, general and administrative expenses (MG&A) for the quarter ended March 31, 2008, amount to $5,204,000, compared to $2,300,000 in the first quarter 2007, an increase of $2,904,000. The quarter to quarter variances are primarily made up of increases in the following categories; Salary, Wages and Benefits are up $1,061,000 due to increased headcount; Audit and Consulting expenses are up $380,000 due to Sarbanes compliance, due diligence on the Entech acquisition, and fees associated with SEC restatement review; General Office Expenses are up $240,000 due to increased staff and office move to Ewing; Travel & Entertainment expenses are up $206,000 due to increased headcount and pursuit of international contracts; General Facility, Rent and Utility Expenses are up $170,000 due to the office relocation to Ewing; Recruiting Expense is up $86,000 due to the need for ramp-up to support larger scale contracts; Investor Relations Expense is up $56,000 due to increased business activity demanding public disclosure; Insurance is up $51,000 due to additional staff and increased coverages necessary for high dollar bid proposals; Bad Debt write-offs accounted for $42,000, which the Company recorded as an MG&A expense, and attributed to an isolated large contract settlement on revenue recognized in 2007, Amortization and Depreciation are up $478,000, mainly due to the acquisition of Entech and the move to a new facility in Ewing, in late 2007.  There were an additional $134,000 of Entech salary and office expenses.

Research and Development Expense.  Research and development expense consists primarily of salary expense for internal personnel, and related personnel costs, as well as prototype costs incurred to improve the design of the Company’s installations, and expand the Company’s product line. Research and development are critical to the Company’s strategic objectives of enhancing its technology to meet the requirements of its targeted customers. The Company expects to maintain, if not increase, its current level of expenditure for research and development on a going-forward basis. Research and development expenses incurred in the quarter ended March 31, 2008 were $41,000, as compared to $47,000 in the first quarter of 2007.

Loss from Operations.  In the quarter ended March 31, 2008, the Company incurred a loss from operations of $7,545,000, an increase of $5,397,000 over the $2,148,000 loss during the same period in 2007.  The increased loss is primarily due to the increase in MG&A, and our losses on our two main contracts in California and Colorado, all of which are discussed in detail above.

Beneficial Conversion and Warrant Amortization. This expense is a non-cash charge incurred as a result of the market price of the Company’s common stock on the date of issuance of convertible notes being higher than the effective conversion price of the convertible notes being issued. In the quarter ended March 31, 2008, the Company recorded an expense of $31,864, as compared to $30,397 in the first quarter 2007. This increase is attributable to the amortization of the July 2005 convertible notes, using the effective interest method.

Interest Income (Expense), net.  Interest Income (Expense) , net was $301,000 for the quarter ended March 31, 2008, an increase of $283,000 for the same period in 2007. The positive increase is a result of a one-time interest accrual reversal of $145,000, along with an increase in interest income of approximately $102,000, based on cash investment income generated by Capital raises conducted in the third quarter of 2007, along with the first quarter 2008.

Net Loss.  In the quarter ended March 31, 2008, the Company incurred a net loss of $7,276,000, an increase of $5,116,000 over the $2,160,000 loss for the comparable quarter in 2007. The increased loss is primarily due to the increased loss from operations of $5,397,000, offset by increases in Interest Income (Expense), net, of $301,000. All of which are described in detail above.

Accretion of Preferred Stock Dividends. These dividends are associated with Series C Preferred Stock, and are accrued for at an interest rate of 6%, paid monthly. In the quarter ended March 31, 2008, the Company recorded an expense of $4,900, as compared to $11,000 in the first quarter of 2007. This decrease is a result of the conversion of preferred shares, which stood at 440,000 preferred shares at March 31, 2008, and 750,000 preferred shares at March 31, 2007.

Cash Flows from Operating Activities

	Three Months ended March 31,
	2008	2007
Net Cash Used in Operating Activities	$(5,620,035)	$(2,779,551)

In the three months ended March 31, 2008, the Company had an increase in net cash used in operating activities of $2,840,484 in a period when the Company had an increase in net loss of $5,115,241. These changes in working capital items relate mainly to the significant increase in job contracts from 2007 to 2008, along with an increase in staffing to coincide with the growth of the company. An analysis of the increased loss is above in the RESULTS OF OPERATIONS discussion. Below is a reconciliation of the increase in net cash used in operating activities.

Increases (decreases) in non-cash charges:
Accretion of Preferred Stock Dividends	4,889

Increases (decreases) in non-cash charges:
Beneficial Conversion and Warrant Amortization	1,467
Stock-based employee compensation cost	(79,734)
Amortization of intangibles and loan origination costs	416,669
Issuance of stock for services	(119,446)
Issuance of options and warrants for services	(60,000)
Issuance of stock in lieu of interest	51,640
Depreciation	68,887
Accrued losses on contracts	(409,326)
Other	(279,028)
(403,982)
Changes in timing of cash receipts and disbursements related to working capital items	2,672,378
2,268,396
Change in net loss- 2008 compared to 2007	(5,108,880)
Increase in net cash used in operating activities	$(2,840,484)

Cash Flows from Investing Activities

	Three Months ended March 31,
	2008	2007
Net Cash Used in Investing Activities	$(8,071,510)	$(175,749)

In the three months ended March 31, 2008, investing activities included the purchase of and advances to ENTECH.  In the three months ended March 31, 2007, investing activities included the deferred acquisition costs and advances to ENTECH Inc.  Investing activities also included leasehold improvements for the company’s corporate headquarters in Ewing, NJ, and the purchase of office equipment including computers for the increased workforce. It also included the opening of a $4.0 million letter of credit to secure a contract in Colorado. The letter of credit will be released upon contract completion.

Cash Flows from Financing Activities

	Three Months ended March 31,
	2008	2007
Net Cash Provided By Financing Activities	$36,170,920	$182,192

In the three months ended March 31, 2008, the Company financed its operations principally through the issuance of common stock as the result of private sales and the exercise of warrants and stock options. The Company accounts for transactions with non-employees, in which financing, goods or services are the consideration received for the issuance of equity warrant instruments under the fair value method. The fair value of warrants issued is calculated using the Black-Scholes pricing model.

On February 13, 2008 the Company announced that it has raised $29.64 million from The Quercus Trust in a private placement of 16,629 shares of WorldWater Series F Convertible Preferred Stock at a price of $1,782 per share.

In January 2008, Quercus Trust advanced the Company $6.0 million at a rate of 8%. These funds were used primarily to expedite the acquisition of ENTECH on January 28, 2008. The outstanding principal amount of the note and all accrued and unpaid interest was repaid on February 12, 2008.  The outstanding principal amount of the note and all accrued and unpaid interest were converted into 3,371 shares of WorldWater Series F Convertible Preferred Stock at a price of $1,782 per share

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2008, the Company’s current ratio was 4.45 compared to 2.19 at December 31, 2007. As of March 31, 2008, the Company had $38,443,363 of working capital compared to working capital of $14,215,991 as of December 31, 2007. Cash and cash equivalents were $29,352,823 as of March 31, 2008, as compared to $6,873,448 as of December 31, 2007.

The Company has historically financed operations and met capital expenditures requirements primarily through sales of capital stock and solar system equipment sales. Management plans to continue to raise funds through the sale of capital stock, and projects increased revenues.

On February 13, 2008 the Company announced that it has raised $29.64 million from The Quercus Trust in a private placement of shares of WorldWater Series F Convertible Preferred Stock at a price of $1,782 per share.

In January 2008, Quercus Trust advanced the Company $6.0 million with an interest rate of 8%. These funds were used primarily to expedite the acquisition of ENTECH on January 28, 2008. The outstanding principal amount of the note and all accrued and unpaid interest were converted into 3,371 shares of WorldWater Series F Convertible Preferred Stock at a price of $1,782 per share.

We believe that our existing cash balance together with our other existing financial resources, including our capital raise in 2008, and revenues from sales of our solar systems, will be sufficient to meet our operating and capital requirements beyond the first quarter of 2009.

Below is a table of the potential issuable shares as of March 31, 2008:

As of March 31, 2008
Number of authorized common shares:	275,000,000
Less common shares outstanding	192,522,836
Less potential issuable common shares:
Warrants	11,979,226
Debt conversion rights	416,667
Stock options	14,115,084
Preferred stock conversion rights	55,718,326
82,229,303
Available common shares to be issued:	247,861

On May 9, 2008, the Company issued a revised Proxy where, among other issues, it will consider and vote upon an amendment to Article 4 of the Company’s Certificate of Incorporation to increase the number of shares of common stock the company is authorized to issue from 275,000,000 to 450,000,000. The Company will also consider and vote upon an amendment to the Company’s 1999 Incentive Stock Option Plan to increase the amount of shares of common stock available for issuance under the Stock Option Plan from a maximum of 25,000,000 shares to a maximum of 50,000,000 shares.

On October 29, 2007, we entered into a merger agreement to acquire ENTECH. The merger agreement required, among other things, the payment of $5 million and the issuance of 19,672,131 shares of WorldWater common stock to the ENTECH stockholders. Since we did not have sufficient authorized and unissued shares of common stock to complete the merger, on January 25, 2008, we entered into a Stock Exchange Agreement with The Quercus Trust pursuant to which agreement the Company issued 19,700 shares of its Series E Convertible Preferred Stock in exchange for 19,700,000 shares of the Company’s common stock held by The Quercus Trust. Each share of the Series E Convertible Preferred Stock will automatically convert into 1,000 shares of the Company’s common stock upon the approval of the holders of WorldWater common stock to the increase in our authorized common stock discussed in this Proposal. The merger was completed on January 28, 2008.

On February 12, 2008, we entered into a Stock and Warrant Purchase Agreement with The Quercus Trust pursuant to which the Company issued 16,629 shares of its Series F Convertible Preferred Stock at a price of $1,782 per share, and warrants to purchase twenty nine million shares of the Company’s common stock, at an exercise price of $1.815 per share. The Quercus Trust has the right to one vote for each share of the Company’s common stock into which the Series F Convertible Preferred Stock is convertible. Each share of the Series F Convertible Preferred Stock will automatically convert into 1,000 shares of the Company’s common stock upon the approval of the holders of WorldWater common stock to the increase in our authorized common stock in a sufficient amount.

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

Government Incentives

The competitiveness of our technology and equipment is very much dependent upon governmental and utility rebates and incentives, including tax incentives. If these rebates and incentives were to be materially reduced or eliminated, the Company’s business and revenues could be materially and adversely affected.

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

In February 2007, the Company engaged RSM McGladrey, Inc., who performed a Sarbanes-Oxley Act consulting engagement designed to assist the Company in its efforts to comply with SOX Section 404, “Management’s Assessment of Internal Controls.”  The engagement was designed with the understanding that the Company would meet the criteria for an accelerated filing, and that the Company’s external auditor were required to attest to the internal controls over financial reporting in the fiscal year ending December 31, 2007.

In March 2007, the Company engaged Microstrategies, Inc. to provide an improved IT, financial reporting, and ERP system to enhance efficiencies and financial and operating controls as it works to implement Sarbanes-Oxley requirements and procedures.  The Company implemented a new general ledger system effective January 1, 2008.

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

Financing

While the Company was successful in raising capital in the quarter ended March 31, 2008, the Company does not know whether it will be able to raise additional financing or financing on terms favorable to it in the future. If adequate funds are not available or are not available on acceptable terms, the Company’s ability to fund current operations or otherwise respond to competitive pressures will be significantly limited.

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

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will become effective for us beginning with the first quarter of 2008. The Company has determined that the adoption of this FASB will not have a material effect on the first quarter 2008 consolidated financial statements. The Company will continue to review any materiality issues that may arise in regard to this pronouncement.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which is effective for the Company on January 1, 2008. The Statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The Statement codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Company has determined that the adoption of this FASB will not have a material effect on the first quarter 2008 consolidated financial statements. The Company will continue to review any materiality issues that may arise in regard to this pronouncement.

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

ITEM 4.                    CONTROLS AND PROCEDURES

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

Change in internal controls over financial reporting

As of March 31, 2008, there was one change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company implemented a new general ledger system effective January 1, 2008.

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

Since 1997, we have lost money. In the quarter ended March 31, 2008, we sustained losses from operating activities of $7,544,777; the accumulated deficit as of March 31, 2008 was $71,290,196. Future losses are likely to occur. Accordingly, we may experience significant liquidity and cash flow problems and additional operating losses if we are not able to raise additional capital as needed and on acceptable terms and, in such events, our operations may be reduced or curtailed.

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

We rely on the registration of patents and trademarks and trade names, as well as on trade secret laws and confidentiality agreements with our employees. In addition, we may need to expend significant resources to protect and enforce our intellectual property rights.

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

As of March 31, 2008, the Company had 247,861 authorized and unissued shares of common stock. The board of directors has approved an increase in the Company’s authorized common stock from 275,000,000 shares to 450,000,000 shares and the issue will be voted on by the Company’s stockholders at the next stockholders meeting which is expected to occur in June 2008. If the increase in the authorized number of shares is not approved by the Company’s stockholders, the Company may not have the ability to raise capital funds that may be necessary to further develop its core business, to fund other potential acquisitions, to finance working capital requirements, to have shares available for use in connection with its stock option plans, and to pursue other corporate purposes that may be identified by the board of directors.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 13, 2008 the Company announced that it has raised $35.64 million from The Quercus Trust in a private placement of 20,000 shares of WorldWater Series F Convertible Preferred Stock at a price of $1,782.00 per share in a transaction not involving a public offering and therefore exempt from registration pursuant to Section 4 (2) of the Act.

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

WorldWater & Solar Technologies Corp.
(Registrant)

By:	/s/ FRANK W. SMITH	Date:	May 19, 2008
Frank W. Smith
Chief Executive Officer

By:	/s/ LARRY L. CRAWFORD		May 19, 2008
Larry L. Crawford
Executive Vice President/Chief
Financial Officer