Form 10-Q
period 2008-06-30
WORLDWATER & SOLAR TECHNOLOGIES CORP.
filed 2008-08-18
CIK 811271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

As of August 4, 2008, the Registrant had outstanding 234,724,768 shares of Common Stock, $0.001 par value outstanding.

WORLDWATER & SOLAR TECHNOLOGIES CORP.

WORLDWATER & SOLAR TECHNOLOGIES CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2008 AND DECEMBER 31, 2007

	June 30, 2008	December 31, 2007
	(UNAUDITED)
Assets

Current Assets:
Cash and cash equivalents	$19,562,166	$6,873,448
Accounts receivable - trade, (net of allowance of $361,681 and $220,916 at June 30, 2008 and December 31, 2007)	3,096,357	10,155,589
Rebates receivable	199,394	1,153,800
Inventory	4,534,156	1,399,168
Costs and estimated earnings/losses in excess of billings	6,659,809	5,548,631
Letter of Credit	4,000,000	—
Prepaid expenses and deposits	1,683,105	973,795
Travel advances to employees	27,525	43,024
Total Current Assets	39,762,512	26,147,455

Advances on Machinery and Equipment	2,841,500	—

Property and Equipment, net	3,666,080	1,467,794

Intangible And Other Assets
Other intangible assets, net	24,314,994	26,667
Goodwill	23,837,201	—
Deferred costs on and advances to acquiree - ENTECH	—	3,795,362
Other deposits	443,710	52,710
Total Assets	$94,865,997	$31,489,988

Liabilities, Convertible Redeemable Preferred Stock, and Stockholders’ Equity

Current Liabilities:
Accounts payable and accrued expenses	$5,620,367	$9,396,944
Long-term debt and notes payable, current portion	75,000	298,092
Customer Deposits	20,502
Customer deposits - related party	1,023,000	775,000
REC guarantee liability, current portion	34,208	64,701
Series D Preferred Stock Warrants	1,393,827	1,393,827
Billings in excess of costs and estimated earnings/losses	964,392	2,900
Accrued losses on construction in progress	2,333,918	—
Total Current Liabilities	11,465,214	11,931,464

Long-term debt and notes payable	—	38,456
REC guarantee liability, net of current portion	229,618	229,618
Total Liabilities	11,694,832	12,199,538

Convertible redeemable preferred stock
Series C convertible redeemable preferred stock	440,000	500,000
Series D convertible redeemable preferred stock	11,179,561	11,179,561
Total Convertible Redeemable Preferred Stock	11,619,561	11,679,561

Stockholders’ Equity
Preferred Stock Convertible $.01 par value authorized 10,000,000; issued and outstanding:
Series B 7%- 611,111 shares liquidation preference $550,000	6,111	6,111
Common Stock, $.001 par value; authorized 450,000,000 and 275,000,000; 234,302,636 and 189,352,674 issued at June 30, 2008 and December 31, 2007, respectively	234,303	189,353
Additional paid-in capital	166,595,540	71,425,032
Accumulated deficit	(95,284,350)	(64,009,607)
Total Stockholders’ Equity	71,551,604	7,610,889

Total Liabilities, Convertible Redeemable Preferred Stock and Stockholders’ Equity	$94,865,997	$31,489,988

The Notes to Consolidated Financial Statements are an integral part of these statements.

WORLDWATER & SOLAR TECHNOLOGIES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

	Three Months		Six Months
	6/30/08	6/30/07	6/30/08	6/30/07
Revenues:
Contract	$7,596,189	$2,238,064	$15,825,363	$3,187,341
Related Party	—	—	775,000	—
Total	7,596,189	2,238,064	16,600,363	3,187,341

Cost of Revenues:
Contract, including provision for loss on contracts	10,522,374	1,900,799	21,153,384	2,650,685
Related Party	—	—	673,433	—
Total	10,522,374	1,900,799	21,826,817	2,650,685

Gross Profit (Loss):
Contract	(2,926,185)	337,265	(5,328,021)	536,656
Related Party	—	—	101,567	—
Total	(2,926,185)	337,265	(5,226,454)	536,656

Operating Expenses:
Marketing, general and administrative expenses	5,537,863	3,005,812	10,741,658	5,305,434
Research and development expense	57,056	70,023	97,769	117,501
Total Operating Expenses	5,594,919	3,075,835	10,839,427	5,422,935

Loss from Operations	(8,521,104)	(2,738,570)	(16,065,881)	(4,886,279)

Other (Expense) Income
Beneficial Conversion and Warrant Amortization	(18,473)	(31,352)	(50,337)	(61,749)
Interest Income/(Expense), net	62,188	(36,990)	363,129	(19,342)
Total Other Income (Expense), Net	43,715	(68,342)	312,792	(81,091)
Net Loss	(8,477,389)	(2,806,912)	(15,753,089)	(4,967,370)

Accretion of preferred stock dividends - Series C	(4,539)	(11,250)	(9,428)	(22,500)
Accretion of preferred stock dividends - Series F	(15,512,226)	—	(15,512,226)	—
	(15,516,765)	(11,250)	(15,521,654)	(22,500)

Net Loss Attributable to Common Shareholders	$(23,994,154)	$(2,818,162)	$(31,274,743)	$(4,989,870)

Net Loss applicable per Common Share (basic and diluted)	$(0.12)	$(0.02)	$(0.16)	$(0.03)

Weighted Average Common Shares Outstanding used in Per Share Calculation (Basic and Diluted)	193,877,020	163,575,474	192,101,370	157,477,496

The Notes to the Consolidated Financial Statements are an integral part of these statements.

WORLDWATER & SOLAR TECHNOLOGIES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

	2008	2007
	(unaudited)	(unaudited)
Cash Flows from Operating Activities:
Net loss attributable to common shareholders	$(31,274,743)	$(4,989,870)

Accretion of preferred stock dividends	15,521,654	—

Adjustments to reconcile net cash used in operating activities:
Beneficial Conversion and Warrant Amortization	50,337	61,748
Stock based employee compensation cost	232,148	415,189
Amortization of intangibles and loan origination costs	1,061,673	20,000
Issuance of stock for service	99,554	141,400
Issuance of options and warrants for services	—	60,000
Share based nonemployee compensation	—	8,500
Issuance of stock in lieu of interest	77,376	25,736
Depreciation	189,864	23,186
Accrued losses on contracts	2,333,918	—
Other	18,237	—

Changes in assets and liabilities:
Accounts receivable	7,125,027	3,203,245
Rebates Receivable	954,406	—
Inventory	(3,134,988)	(1,153,421)
Letter of Credit in connection with performance bond	(4,000,000)	—
Costs and estimated earnings/losses in excess of billings	(1,103,097)	(229,576)
Prepaid expenses and deposits	(1,099,453)	640,274
Advances to employees	15,499	(20,849)
Accounts payable and other accrued expenses	(4,834,059)	(1,804,738)
Billings in excess of costs and estimated earnings/losses	961,492	(144,845)
Renewable energy credits guarantee liability	(30,493)	(25,596)
Customer deposits	20,501	(2,000)
Customer deposits - related party	248,000	—
Net Cash (Used in) Operating Activities	(16,567,147)	(3,771,617)

Cash Flows from Investing Activities:
Purchase of propert and equipment	(2,384,765)	(162,970)
Advances on Machinery & Equipment - ENTECH	(1,396,944)	—
Acquisition of ENTECH, net of cash of $4.028 million	(3,409,194)	—
Deferred Cost on Proposed Acquisition	—	(620,675)
Net Cash Used in Investing Activities	(7,190,903)	(783,645)

Cash Flows from Financing Activities:
Proceeds from exercise of warrants and stock options	1,029,861	1,659,578
Proceeds from issuance of convertible preferred stock and warrants, net	29,640,000	—
Proceeds from issuance of common stock	—	5,117,000
Proceeds from issuance of promissory note	6,000,000	—
Increase in Restricted Cash and Restricted Cash Equivalents	—	31,257
Payments on short-term debt	(223,093)	(19,919)
Net Cash Provided by Financing Activities	36,446,768	6,787,916

Net Increase in cash and cash equivalents	12,688,718	2,232,654

Cash and cash equivalents, beginning of period	6,873,448	5,770,595

Cash and cash equivalents, end of period	$19,562,166	$8,003,249

The Notes to the Consolidated Financial Statements are an integral part of these statements.

WORLDWATER & SOLAR TECHNOLOGIES CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2008

(UNAUDITED)

					Additional	Additional
					Paid-In	Paid-In
	Preferred Stock		Common Stock		Capital	Capital	Treasury		Accumulated
	Shares	Par Value	Shares	Par Value	(Preferred)	(Common)	Shares	Stock	Deficit	Total
Balance, December 31, 2007	611,111	$6,111	189,352,674	$189,353	$537,331	$70,887,701		$—	$(64,009,607)	$7,610,889

Beneficial conversion feature and warrants on preferred stock dividend	—	—	—	—	—	15,512,226		—	(15,521,654)	(9,428)
Conversion of convertible notes	—	—	833,333	833	—	269,667		—	—	270,500
Stock issued for services	—	—	108,841	109	—	99,445		—	—	99,554
Exercise of warrants	—	—	1,786,006	1,786	—	388,095		—	—	389,881
Exercise of options	—	—	2,116,226	2,116	—	637,864		—	—	639,980
Conversion of Preferred C Stock	—	—	153,846	154	—	59,846		—	—	60,000
Stock issued In lieu of payment of interest	—	—	251,710	252	—	77,124		—	—	77,376
Share-based employee compensation cost	—	—	—	—	—	232,148		—	—	232,148
Series E - Preferred Stock issued in exchange for Common Stock	19,700	197			27,382,803		19,700,000	(27,383,000)	—	—
Series F - Convertible Preferred Stock	20,000	200			35,599,800			—	—	35,600,000
Conversion of Series E Preferred to Common Stock	(19,700)	(197)	19,700,000	19,700	(27,382,803)	27,363,272	(27,868)	38,737	—	38,709
Conversion of Series F Preferred to Common Stock	(20,000)	(200)	20,000,000	20,000	(35,599,800)	35,580,000		—	—	—
Entech Purchase	—	—	—	—	—	14,950,821	(19,672,132)	27,344,263	—	42,295,084
Net loss	—	—	—	—	—	—		—	(15,753,089)	(15,753,089)
Balance, June 30, 2008	611,111	$6,111	234,302,636	$234,303	$537,331	$166,058,209	—	$—	$(95,284,350)	$71,551,604

WORLDWATER & SOLAR TECHNOLOGIES CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note (1)   Liquidity and Capital Resources

At June 30, 2008, the Company’s current ratio was 3.47 compared to 2.19 at December 31, 2007. As of June 30, 2008, the Company had $28,297,298 of working capital compared to working capital of $14,215,991 as of December 31, 2007. Cash and cash equivalents were $19,562,166 as of June 30, 2008, as compared to $6,873,448 as of December 31, 2007.

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

In January 2008, The Quercus Trust advanced the Company $6.0 million with an interest rate of 8%. These funds were used primarily to expedite the acquisition of ENTECH on January 28, 2008. On February 12, 2008, the outstanding principal amount of the note and all accrued and unpaid interest were converted into 3,371 shares of WorldWater Series F Convertible Preferred Stock at a price of $1,782 per share.

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

We believe that our existing cash balance, revenues from sales of solar systems, together with our other existing financial resources, including our ability to raise additional capital, should be sufficient to meet our operating and capital requirements at least through the second quarter of 2009.

Note (2)   Nature of the Business

Effective May 2, 2007 the Company announced that the Board of Directors had approved a change in its corporate name to WorldWater & Solar Technologies Corp. On September 7, 2007, legal confirmation of the name change was confirmed. The Company stock symbol, WWAT.OB, remained the same.

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

On January 28, 2008, the Company completed the acquisition of ENTECH, Inc. of Keller, TX (“ENTECH”) and ENTECH became a wholly-owned subsidiary.  With the combined technologies of the Company and ENTECH, the Company believes its solar systems will be capable of generating and delivering electrical and thermal energy on site at prices competitive to retail prices without relying on government sponsored rebates. ENTECH’s patented concentrator technology allows for the installation of large solar “farms” with greatly reduced requirements for solar cell materials (silicon or multi-junction). Due to the advantages of ENTECH’s concentrator, significantly lesser amount of silicon used in flat plate solar modules is required by current ENTECH modules to generate the same electrical power. Consequently, the ENTECH technology greatly lessens the impact of the silicon material shortage currently constricting flat plate solar panel supply. ENTECH concentrators utilize a two-axis tracker to follow the sun’s position throughout the day, maximizing energy production.

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

The Company’s ENTECH subsidiary moved into a new facility in Fort Worth, Texas in July 2008. The 70,000 square foot center has a planned capacity for 200 Megawatts of production. ENTECH has already taken delivery of certain testing equipment and machinery for the initial 50 MW line, which is expected to begin rolling out concentrator systems for validation during the third quarter of 2008.

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

Quarterly Financial Information and Results of Operations

The financial statements as of June 30, 2008, are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2008, and the results of operations and cash flows for the six months ended June 30, 2008. The results for the six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the entire year or any future period.  While management of the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Fair Value of Financial Instruments

The carrying value of accounts receivable, accounts payable, and accrued expenses approximate their respective fair values due to their short-term nature. The fair value of the Company’s notes payable and debt are estimated based on the current rates offered to the Company for debt of the same remaining maturities and similar terms. See “Guarantor

Agreements” below for disclosures regarding the fair value of the Company’s exposure for Renewable Energy Credits (“RECs”) which have been accrued on the Balance Sheet as of June 30, 2008 and December 31, 2007.

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, which amounted to $19,562,166 at June 30, 2008, and accounts receivable, which was $ 3,096,357 at the quarter ended June 30, 2008. The Company places its cash and cash equivalents with a high quality financial institution. With respect to accounts receivable as of June 30, 2008, 63% of the receivables, including related party receivables, were from two commercial customers.   The Company does not require collateral or other security against accounts receivable; however, it maintains reserves for potential credit losses and such losses have historically been within management’s expectations. The Company had two customers accounting for 92% of revenue for the quarter ended June 30, 2008, and one customer accounting for 81% of revenue for the three months ended June 30, 2007.  The Company had two customers accounting for 88% of revenue for the six month ended June 30, 2008, and three major customers accounting for 68% of revenue for the six months ended June 30, 2007.

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

Renewable Energy Credit Guarantee (RECs)

Under the equipment sales contract for a 267,840 kW (DC) solar-driven irrigation and energy system built in 2004 and a 42.7 kW solar-pumping and energy system currently in construction, the Company has guaranteed the price of certain Renewable Energy Certificates (RECs) to be generated by the installation during the first seven years of operation. Based on current market indications, the Company estimates its guarantee obligation may result in a potential loss of $452,907 which is tied to the future market and trading value of RECs traded in California. The liability was recorded in accordance with FIN 45, paragraph 8, whereby the Company determined the maximum number of kwh to be generated over the seven year span to be 3,148,936 (449,848 x 7), multiplied by the guaranteed amount of $0.125, resulting in a liability of $393,617. Adjustments to the estimated guarantee obligation will be recognized as an adjustment of revenue over the seven year term of the respective guarantee obligations. As of June 30, 2008 the Company has made cumulative payments on this guarantee in the amount of $105,197.

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

Product Warranty

The Company provides for the estimated cost of product warranties at the time revenue is recognized at a rate of 1.5% of revenues. Since the Company has a limited operating history, adjustments in future periods may be required as its installations mature. The following table summarizes the activity regarding the Company’s warranty accrual:

Balance, December 31, 2007	$414,496
Accruals for warranties issued during 2008	250,115
Utilization of warranty reserve during 2008	(26,752)
Balance, June 30, 2008	$637,859

The majority of the utilization over the six months ended June 30, 2008, resulted from non-recurring, post-completion repairs in relation to projects completed in 2007. The product warranty accrual is included in Accounts Payable and Accrued Expenses in the Company’s Consolidated Balance Sheets.

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

Accounting for Income Taxes

Deferred tax assets and liabilities are determined based on the temporary differences between the financial reporting and the tax basis of assets and liabilities, applying enacted statutory tax rates in effect for the year in which the differences are expected to reverse. Future tax benefits, such as net operating loss carryforwards, are recognized to the extent that realization of these benefits is considered more likely than not.  If any uncertainty exists, a valuation allowance would be recorded.

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

At June 30, 2008, machinery and equipment for the Texas location was paid for, but will not be delivered until the third quarter of 2008.  The company recorded this charge as an Advance on Machinery and Equipment on the Consolidated Balance Sheets at June 30, 2008

Expenditures for maintenance and repairs are expensed as incurred. Expenditures, which significantly increase asset value or extend useful lives, are capitalized.

Letter of Credit

Letters of credit are utilized to secure contracts and are separately recorded as an asset on the Consolidate Balance Sheets, and are contractually released back to the Company at the completion of each contract.

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

Other Intangible Assets

Other intangible assets, which include trademarks and technology, were recorded in connection with the acquisition of ENTECH, Inc. in January 2008. The assets, excluding trademarks, are being amortized on a straight-line basis over 9 to 13 years. The ENTECH trademark is not being amortized.

Management evaluates the recoverability of such other intangible assets whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. The evaluation is based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to fair value. As of June 30, 2008, no such write-down was required.

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

Advertising Costs

Advertising costs are expensed as incurred and were approximately $45,000, and $57,000 for the quarters ended June 30, 2008 and 2007, respectively.

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

SFAS No. 123R also requires companies to calculate an initial “pool” of excess tax benefits available at the adoption date to absorb any tax deficiencies that may be recognized under SFAS No. 123R. The pool includes the net excess tax benefits that would have been recognized if the Company had adopted SFAS No. 123 for recognition purposes on its effective date. The Company has elected to calculate the pool of excess tax benefits under the alternative transition method described in FASB Staff Position (“FSP”) No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards,” which also specifies the method to calculate excess tax benefits reported on the statement of cash flows. The Company is in a net operating loss position; therefore, no excess tax benefits from share-based payment arrangements have been recognized for the quarter ended June 30, 2008.

The Company uses the Black-Scholes option-pricing model to estimate fair value of grants of employee and director stock options, with the following weighted average assumptions:

	Six Months Ended June 30,
Assumptions for Option Grants	2008	2007
Risk-free interest rate	—%	5%
Volatility	—%	42%
Expected dividend yield	—%	0%
Expected term	—	10 years
Estimated forfeiture rate	—%	1%

There were no stock options granted in the six months ended June 30, 2008.

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

The value of the unvested stock options at June 30, 2008 was $1,312,025, of which $232,150 will be expensed over the remaining six months in 2008, with the remaining $1,079,875 expensed in 2009 and after, all included in General & Administrative Expense on the Consolidated Statements of Operations.

A summary of option activity as of June 30, 2008 and changes during the six months ended is presented below.

		Weighted-
		Average
	Shares	Exercise Price
Balance, December 31, 2007	14,689,417	$0.33
Granted	—
Exercised	(2,141,226)	0.28
Forfeited or expired	(75,465)	0.45
Balance, June 30, 2008	12,472,726	0.33
Options Exercisable, June 30, 2008	9,869,714	0.30

Net Loss Per Common Share

Basic loss per share includes no dilution and is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. As presented, the Company’s basic and diluted net loss per share attributable to common stockholders is based on the weighted average number of common shares outstanding during the period. The calculation of diluted net loss per common share for the quarters ended June 30, 2008 and 2007 does not include other potential common shares, including shares issuable upon exercise of options, warrants and conversion rights, since their effect would be antidilutive due to the Company’s losses.

Below is a table of the potential issuable shares as of June 30, 2008:

Warrants	49,311,063
Debt conversion rights	550,000
Stock options	12,472,726
Preferred stock conversion rights	1,303,419
Total	63,637,208

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“FAS 141R”), which replaces FASB Statement No. 141. FAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired. FAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. FAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be our fiscal year beginning January 1, 2009.

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

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and was effective for us beginning with the first quarter of 2008. The adoption of this statement did not have a material effect on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which is effective for the Company on January 1, 2008. The Statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The Statement codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Company has determined that the adoption of this statement did not have a material effect on the consolidated financial statements.

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

The following summarizes the purchase price of and advances to ENTECH as of the acquisition date.

(000’s)

Cash	$5,000
*Common Stock	42,295
Acquisition Costs	911

Total Purchase Price	48,206

Advances from WorldWater	4,508

Total Purchase Price of and Advances to ENTECH	$52,714

* 19,672,131 shares of the Company’s common stock valued at $42.3 million at the $2.15 fair market value of our common stock on October 29, 2007, the date the terms of the merger agreement was announced.

Additionally, the ENTECH stockholders are entitled to receive future earn-out consideration calculated as 5% of ENTECH’s gross revenues determined in accordance with generally accepted accounting principles until the accumulated total of such earn-out payments paid by WorldWater to the ENTECH stockholders equals $5,000,000.

This transaction was accounted for as a purchase in accordance with SFAS 141, Business Combinations; therefore, the tangible assets acquired and liabilities assumed were recorded at fair value on the acquisition date. In accordance with SFAS 141, Business Combinations, the excess of the purchase price over the net assets acquired was assigned to goodwill.  The operating results of the ENTECH businesses are included in the accompanying Consolidated Statements of Operations from the date of acquisition.

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

The purchase price allocation for the business has been prepared by an outside service provider, on a preliminary basis and is subject to change as new facts and circumstances emerge.  The Company is currently completing the purchase price allocation and valuation of the acquired assets.  The Company will adjust the preliminary purchase price allocation to reflect changes in the final valuation report, which is expected to be completed by September 2008.

The following unaudited pro forma consolidated results of operations for the period assumes the acquisition of ENTECH had occurred as of January 1, 2007, giving effect to purchase accounting adjustments. The pro forma data is for informational purposes only and may not necessarily reflect the actual results of operations had those companies been operated as part of the Company since January 1, 2007.

Condensed Consolidated Pro Forma Statement of Operations

(unaudited)

	Six Months Ended		Six Months Ended
	June 30, 2008		June 30, 2007
	As Presented	Pro Forma	As Presented	Pro Forma
Revenues	$16,600,363	$16,633,444	$3,187,341	$3,528,218

Net Loss	(15,753,089)	(16,022,449)	(4,967,370)	(6,585,677)

Net Loss Attributable to Common Shareholders	(31,274,743)	(31,544,103)	(4,989,870)	(6,608,177)

Net loss per basic and diluted shares	$(0.16)	$(0.16)	$(0.03)	$(0.04)

Note (5)   Property and Equipment

Property and Equipment consist of the following at June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
Office furniture and equipment	$1,117,529	$284,820
Vehicles	321,524	216,425
Computers	524,678	341,710
Leasehold improvements	2,222,571	779,202
	4,186,302	1,622,157
Less accumulated depreciation and amortization	(520,222)	(154,363)
Equipment and leasehold improvements, net	$3,666,080	$1,467,794

Depreciation expense for the three and six months ended June 30, 2008 was $79,686 and $184,864,as compared to the same periods in 2007 of $10,798 and $23,186, respectively.

The increase in office furniture and equipment of $832,709 from December 31, 2007 to June 30, 2008 is mainly due to assets acquired in the purchase of ENTECH on January 28, 2008, as well as equipment purchased for the Company’s new manufacturing facility in Texas.

Note (6)   Intangible Assets

Intangible assets are listed below and associated accumulated amortization as of June 30, 2008 and December 31, 2007.

	June 30, 2008	December 31, 2007
ENTECH trademark	$1,600,000	$—
ENTECH technology	23,750,000	—
Accumulated amortization	(1,041,673)	—
ENTECH intangibles, net	$24,308,327	$—

Non-compete agreement, customer list and trade name	$123,000	$123,000
Accumulated amortization	(116,333)	(96,333)
Non-compete agreement, net	$6,667	$26,667

Amortization expense for the three and six months ended June 30, 2008 $ 625,004 and $1,061,673, compared to $10,000 and $20,000 for the same period in 2007.

Based on the carrying amount of the intangible assets, and assuming no future impairment of the underlying assets, the estimated future amortization expense is as follows:

Six month period ended December 31, 2008	$1,256,996
Year ended December 31, 2009	2,500,016
Year ended December 31, 2010	2,500,016
Year ended December 31, 2011	2,500,016
Year ended December 31, 2012	2,500,016
Thereafter	11,457,934
Total future amortization expense	$22,714,994

Note (7)   Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at June 30, 2008 and December 31, 2007:

	As of
	June 30, 2008	December 31, 2007
Accounts payable - contracts	$2,512,983	$4,944,525
Accounts payable - other	285,357	1,449,708
Accrued salaries	528,420	307,424
Accrued interest	1,263	240,734
Accrued warranty reserve	637,859	414,496
Accrued sales commission	—	165,513
Accrued sales and use tax	623,721	1,004,408
Accrued project costs	534,404	665,855
Accrued legal expenses	30,161	31,560
Other accrued expenses	466,199	172,721
Total	$5,620,367	$9,396,944

Note (8)   Long-Term Debt and Notes Payable

Long-term debt (including convertible debt) and notes payable, excluding related party transactions (see Related Party Transaction note below), consist of the following uncollateralized loans outstanding at June 30, 2008 and December 31, 2007:

Maturity Date	Loan Holder	Stated Rate	Effective Rate	Interest Period	Stock or Cash	Conversion Price of Common Stock	Potential Number of Shares Upon Conversion @ 6/30/08	Face Amount	Outstanding at June 30, 2008	Face Amount	Outstanding at December 31, 2007
2008	Funds & Qualified Individual Investors	10%	19-30%	Majority Monthly	Yes	$0.15	500,000	$75,000	$75,000	$599,353	$336,548
						Total	500,000	$75,000	$75,000	$599,353	$336,548
							Less current portion		75,000		298,092
							Long-term portion		—		$38,456

In July 2005, the Company entered into two convertible notes totaling $350,000: $250,000 with an investment fund and $100,000 with a private investor. The notes bear 10% interest which at the option of the note holder can be paid in cash or in shares of the common stock of the Company, or a combination of both. The note holders have the option to convert all or any part of the outstanding principal into common stock of the Company at a conversion price of $0.18 per share. Through the second quarter of 2008, the investment fund holder had $75,000 remaining of the initial note payable.

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

For the six months ended June 30, 2008, the Company recognized interest expense related to the July 2005 convertible notes in the amount of $50,337. For the six months ended June 30, 2007, the Company recognized interest expense related to the July 2005 convertible notes in the amount of $61,749. As of June 30, 2008 the debt discount was fully amortized.

Note (9)   Related Party Transactions

The Company recorded a related party sale to a principal shareholder of ten MobileMaxPure® units, recognizing revenue of $775,000 in the quarter ended March 31, 2008. The principal shareholder in turn, donated such units to a charitable foundation.

On January 25, 2008, we entered into a Stock Exchange Agreement with The Quercus Trust pursuant to which agreement the Company issued 19,700 shares of its Series E Convertible Preferred Stock in exchange for 19,700,000 shares of the Company’s common stock held by The Quercus Trust. The Quercus Trust has the right to one vote for each share of the Company’s common stock into which the Series E Convertible Preferred Stock is convertible. Each share of the Series E Convertible Preferred Stock automatically converted into 1,000 shares of the Company’s common stock upon the approval of the holders of WorldWater common stock to increase the number of authorized common shares from 275,000,000 to 450,000,000, which was received on June 26, 2008.

Also on January 25, 2008, we borrowed $6 million from The Quercus Trust as evidenced by a Promissory Note (the “Note”) dated as of that date. The Note bears interest at a rate of 8% per annum. The outstanding principal amount of the Note and all accrued and unpaid interest were due and payable on July 28, 2008.  The outstanding principal amount of the Note and all accrued and unpaid interest were converted into 3,371 shares of WorldWater Series F Convertible Preferred Stock at a price of $1,782 per share.  These shares automatically converted into 3,371,000 shares of common stock upon the approval of the WorldWater shareholders to the increase in authorized common shares on June 26, 2008.

On February 12, 2008, we entered into a Stock and Warrant Purchase Agreement with The Quercus Trust pursuant to which the Company issued 16,629 shares of its Series F Convertible Preferred Stock at a price of $1,782 per share, and warrants to purchase twenty-nine million shares of the Company’s common stock, at an exercise price of $1.815 per share. The Quercus Trust has the right to one vote for each share of the Company’s common stock into which the Series F Convertible Preferred Stock is convertible. Each share of the Series F Convertible Preferred Stock automatically converted into 1,000 shares of the Company’s common stock as a result of the approval of our common stockholders to increase the number of common shares authorized for issuance from 275,000,000 common shares to 450,000,000, as approved at the June 26, 2008 Special Meeting of Shareholders.

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

It is the Company’s position that the holder of these preferred shares failed to convert to shares of the Company’s common stock in accordance with the terms of issuance, and that the preferred shares expired on September 8, 2003. It is the Company’s position that the obligations for the payment of dividends on such shares also terminated on that date. It is the Company’s intention to engage in negotiations with the holder of the Series B preferred shares to resolve the disputed terms of conversion.

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

At June 30, 2008, the accrued dividend payable was $2,170, and was paid in July 2008.  At June 30, 2008, the value of unconverted shares was $440,000.

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

The Series D Stock has the designations, preferences and rights set forth in the certificate of designation filed with the Secretary of State for the State of Delaware on November 29, 2006 (the “Certificate of Designation”). Pursuant to the Certificate of Designation, holders of Series D Stock have the following rights, among others: (i) the sole right and discretion to convert their shares of Series D Stock at any time and from time to time into such number of fully paid and non-assessable shares of common stock, par value $0.001, of the Company (the “Common Stock”) initially equal to such number of shares of Series D Stock multiplied by ten, subject to certain adjustments as more fully set forth in the Certificate of Designation including weighted average anti-dilution rights, (ii) the right to vote together with the holders of Common Stock as a single class on all matters submitted for a vote of holders of Common Stock, (iii) for so long as the beneficial ownership by the holders of Series D Stock (on a fully-diluted basis) does not fall below ten percent (10%) of the then outstanding shares of Common Stock, the exclusive right to elect two members of the Board of Directors of the Company, (iv) for so long as the beneficial ownership by the holders of Series D Stock (on a fully-diluted basis) is between five percent (5%) and ten percent (10%) of the then outstanding shares of Common Stock, the exclusive right to elect one member of the Board of Directors of the Company, (v) certain liquidation preferences as detailed in the Certificate of Designation and (vi) the right to receive dividends in an amount equal to the amount of dividends that such holder would have received had the holder converted its shares of Series D Stock into shares of Common Stock as of the date immediately prior to the record date for such dividend. The liquidity event is any change in control whereby the new person or entity has 50% or more beneficial ownership in the existing company. Since the potential change in ownership is outside the control of the Company, the existing preferred shareholders would have the right to demand cash payment equal to the liquidation value of the preferred stock plus accrued dividends.   Closure of the second tranche cannot take place until other conditions set forth in the investment agreement have been satisfied.

On June 30, 2008, EMCORE Corporation announced that it had agreed to sell 2,000,000 shares of Series D Preferred Stock of WorldWater & Solar Technologies Corp. together with 200,000 Warrants, to The Quercus Trust, a major shareholder of both EMCORE and WorldWater, at a price equal to $6.54 per share of the Series D Preferred Stock. The Series D Preferred Stock is convertible into WorldWater Common Stock at a ratio of 10 to 1, and each of the Warrants entitles the holder to purchase Series D Preferred Stock for a price of $3.17 per share.

At June 30, 2008, the value of Series D Convertible Redeemable Preferred Stock was $11,179,561.

Series C and D Preferred Stock Classification

The Series C and D Preferred Stock were classified out of permanent equity since they fit certain criteria in paragraph #2 of EITF Topic D-98), however they were not classified as a liability since they did not meet the requirements of a liability. The warrants on the Series D Preferred Stock were classified as a current liability under the guidance established in SFAS No. 150.

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

Series E Convertible Preferred Stock

On January 25, 2008, we entered into a Stock Exchange Agreement with The Quercus Trust pursuant to which the Company issued 19,700 shares of its Series E Convertible Preferred Stock in exchange for 19,700,000 shares of the Company’s common stock held by The Quercus Trust. The Quercus Trust has the right to one vote for each share of the Company’s common stock into which the Series E Convertible Preferred Stock is convertible. Each share of the Series E Convertible Preferred Stock automatically converted into 1,000 shares of the Company’s common stock upon the approval of the holders of WorldWater common stock to the increase of the Company’s authorized common stock from 275,000,000 to 450,000,000 shares, voted on at the Company’s Special Shareholder Meeting on June 26, 2008.

Series F Convertible Preferred Stock

On February 12, 2008, we entered into a Stock and Warrant Purchase Agreement with The Quercus Trust pursuant to which the Company issued 16,629 shares of its Series F Convertible Preferred Stock at a price of $1,782 per share, and warrants to purchase twenty-nine million shares of the Company’s common stock, at an exercise price of $1.815 per share. The Quercus Trust has the right to one vote for each share of the Company’s common stock into which the Series F Convertible Preferred Stock is convertible. Each share of the Series F Convertible Preferred Stock automatically converted into 1,000 shares of the Company’s common stock upon the approval of the holders of WorldWater common stock to the increase of the Company’s authorized common stock from 275,000,000 to 450,000,000 shares, voted on at the Company’s Special Shareholder Meeting on June 26, 2008.

Conversion of the Series F Convertible Preferred Stock and exercise of the warrants was contingent upon shareholder approval of an increase in sufficient authorized shares. In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” paragraph 13, “any contingent beneficial conversion feature should be measured using the commitment date stock price but not recognized in earnings until the contingency is resolved” the beneficial conversion feature on this instrument was measured as of February 12, 2008, and recorded on June 26,2008 once the contingency was satisfied and the shareholders approved the increase in authorized shares from 275,000,000 to 450,000,000. The Company recorded a beneficial conversion expense of $5,356,113. The detachable warrants issued in connection with the preferred stock resulted in a preferred stock discount of $10,156,113. The fair value of the warrants was determined using the binomial option-pricing model, utilizing the following assumption.

Risk-free interest rate	2.82%
Volatility	90%
Expected dividend yield	0%
Expected Term	5.5 years
Estimated forfeiture rate	0%
Discount due to marketability	56%
Dilution Factor	13%

Paragraph 8 of EITF 98-5 states that “for convertible preferred securities, any recorded discount resulting from allocation of proceeds to the beneficial conversion feature is analogous to a dividend and should be recognized as a return to the preferred shareholders using the effective yield method” and therefore the total beneficial conversion feature and related warrant discount of $15,512,226 was recorded as a Preferred Stock Dividend in the accompanying Consolidated Statements of Operations. Additionally, this amount was recognized in full as the Series F Preferred Stock was immediately convertible once the contingency was satisfied, and was automatically converted at such time.

Liquidation Preference

Upon liquidation, holders of the Series C and D Convertible Redeemable Preferred Stock will be entitled to the greater of (1) a per share amount equal to the original purchase price plus any dividends accrued but not paid and (2) the amount that the holder would receive in respect of a share of Series C and D Convertible Redeemable Preferred Stock if immediately prior to dissolution and liquidation, all shares of Series C and D Convertible Redeemable Preferred Stock were converted into shares of common stock. The liquidation preference of Series C and D is $437,830 and $13,500,000, respectively at June 30, 2008.

Note (11)   Warrant Transactions

The Company accounts for transactions with non-employees, in which financing, goods or services are the consideration received for the issuance of equity warrant instruments under the fair value method. The fair value of warrants issued is calculated using the Black-Scholes and the Binomial Tree pricing model. All warrants are exercisable into common stock only.

On February 12, 2008, the Company issued 29,000,000 warrants at a per share price of $1.815, in conjunction with the Stock and Warrant Purchase Agreement entered in on February 12, 2008 between the Company and The Quercus Trust. Exercise of these warrants was subject to receipt of the approval by the Company’s common shareholders to increase the number of authorized common shares from 275,000,000 to 450,000,000.  This approval was provided at the June 26, 2008 Special Shareholder’s Meeting.

On September 28, 2007, the Company issued 9,000,000 warrants, at a per share price of $1.815, as part of a Stock and Warrant Purchase Agreement entered into with The Quercus Trust on September 28, 2007.  Exercise of these warrants was subject to receipt of the approval by the Company’s common shareholders to increase the number of authorized common shares from 275,000,000 to 450,000,000.  This approval was provided at the June 26, 2008 Special Shareholder’s Meeting.

In the six months ended June 30, 2008, the Company raised $389,881 through the exercise of 1,786,006 warrants at an average price of $0.22 per share.

Warrant transactions consisted of the following during the six months ended June 30, 2008:

	Exercisable
	Warrants	Stock Price
Warrants Outstanding As of December 31, 2007	13,484,226	$0.32
Warrants Issued in 2008	29,000,000	1.82
*Warrants Issued in September 2007	9,000,000	1.82
Exercise of Warrants	(1,736,006)	0.23
Warrants Cancelled	(437,157)	0.25
Warrants Outstanding As of June 30, 2008	49,311,063	$1.47

*                 Warrants issued in September 2007, but not available for exercise until the June 2008 shareholders’ vote in favor of an increase in common shares from 275,000,000 to 450,000,000.

•                  Warrants outstanding expire as follows:

	Warrants	Strike
Year	Expiring	Price
2008	437,333	0.23
2009	5,064,670	0.23
2010	—	—
2011	3,518,860	0.30
2012	2,290,200	0.51
2013	38,000,000	1.82
	49,311,063	1.47

Note (12)   Commitments and Guarantees

The Company’s commitments and guarantees as of June 30, 2008, for the remainder of 2008 and the years 2009 through 2012 and thereafter are estimated below:

	2008	2009	2010	2011	2012	Thereafter	Total
Long-tem debt maturities (face amount)	$75,000	$—	$—	$—	$—	$—	$75,000
Employment obligations	720,340	1,265,680	1,082,347	316,667	—	—	$3,385,034
Renewable energy credit guarantee obligations	34,208	64,701	64,701	64,701	35,510		$263,826
Operating lease payments	450,734	829,469	772,631	772,631	772,631	3,516,555	$7,114,651
Total	$1,280,282	$2,159,850	$1,919,679	$1,153,999	$808,141	$3,516,555	$10,838,511

Operating Leases

New Jersey

The Company’s executive office, research and development facility is housed in a 30,000 square foot site located at 200 Ludlow Drive, Ewing, New Jersey 08638. The facility is leased under an operating lease commencing July 1, 2007, and expiring June 30, 2015. The Company also occupies 13,270 square feet at 55 Route 31 South, Pennington, NJ 08534. This facility is leased on a month to month basis.

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

On March 7, 2008, the Company’s ENTECH subsidiary entered into a lease for a 71,000 square foot manufacturing facility in Fortworth, TX.  The lease is for a period of ten (10) years and provides for monthly payments that include rental expense, real estate taxes & common area maintenance of $42,061 per month for the first five (5) years of the lease and payments of $46,395 in the final five (5) years.   On March 7, 2008, the Company executed a guaranty of ENTECH’s obligations under the lease.

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

On February 5, 2007 the Company entered into an employment agreement with Dr. Frank W. Smith, Chief Executive Officer, with a term that expires February 4, 2010. Annual compensation under the agreement is $200,000, which included an initial grant of 600,000 stock options vesting over the term of the employment agreement.

On March 18, 2008, the Company entered into an employment agreement with Robert A. Gunther, the Company’s Senior Vice President and General Counsel. The Agreement provides for a three year term and an annual base salary of $200,000. Mr. Gunther will receive options to purchase 300,000 shares of the Company’s common stock under the terms of the Company’s 1999 Incentive Stock Option Plan (the “Plan”), subsequent to the approval of the Company’s stockholders to an increase in the number of authorized shares of common stock in the Plan, which was approved on June 26, 2008. Options will be granted upon final board approval. Options to purchase 50,000 shares of common stock will vest on July 7, 2008 and the balance will vest in 30 equal monthly installments commencing August 2008 and continuing in each of the next 29 months.

The Company’s former CFO, Larry Crawford, resigned his position effective June 18, 2008.  Mr. Crawford will continue to receive compensation through December 31, 2008.

Note (13)   Contingencies

The Company is subject to various claims and suits from time to time in the ordinary course of its business. The Company is not aware of any pending or threatened litigation that could have a material adverse effect on the Company’s business, financial condition or results of operations.

Note (14)   Supplemental Disclosure of Cash Flow Information

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Cash paid for interest	$40,000	$28,976
Issuance of Stock in lieu of interest	77,376	—
Issuance of Stock for services	99,554	—
Issuance of Series E Convertible Preferred Stock for Common Stock	27,383,000	—
Issuance of Common stock for acquisition of ENTECH	42,295,084	—
Conversion of promissory note into Convertible Preferred Series F	6,000,000	—

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

With significantly rising energy prices and related shortages, along with significant state and federal incentives, and utility company rebate programs, domestic markets have emerged as the Company’s highest priority. WorldWater is uniquely positioned to deliver a wide range of product and service offerings, from solar-powered equipment and installations, both fixed and mobile, to large-scale, turnkey solar energy and water system solutions, specializing in variable frequency drive (VFD) applications that deliver high customer value. The foundation and enabler for these offerings is WorldWater’s substantial technical expertise and proprietary solar technology, including its AquaMax™ System, AquaDrive™ Controller, AquaMeter™ Water Meter, MobileMaxPure®.

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

ENTECH’s technology can produce photovoltaic electricity, or thermal energy (heat) for commercial uses such as for heating and/or air conditioning. When applied in a combined fashion for onsite power applications, the cost to the customer can be significantly less for electricity generated and for BTU of heat provided versus separate competing systems currently on the market while being competitive with current retail energy prices. The Company moved into a new facility in Fort Worth, Texas in July 2008. The 70,000 square foot center has a planned capacity for 200 Megawatts of production. ENTECH has already taken delivery of certain testing equipment and machinery for the initial 50 MW line, which is expected to begin production of concentrator systems for validation during the third quarter.

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

The Company performed a sensitivity analysis to determine the impact of fluctuations in our estimates for our allowance for doubtful accounts. As of June 30, 2008, the allowance for doubtful accounts was $361,681. If this amount were in error by plus or minus one percent of the account receivable balance, the impact would be an additional $30,964 of income or expense.

SHARE-BASED COMPENSATION

The company measures and recognizes compensation expense at fair value for all stock-based payments to employees and directors as required by SFAS No. 123R applied on the modified prospective basis.

Under the modified prospective approach, SFAS No. 123R applies to new grants of options and awards of stock as well as to grants of options that were outstanding on January 1, 2006, the date of adoption, and that may subsequently be repurchased, cancelled or materially modified. Under the modified prospective approach, compensation cost recognized for the three and six months ended June 30, 2008 and 2007 included compensation costs for all share-based payments granted prior to but not yet vested on, January 1, 2006, based on fair value as of the prior grant-date and estimated in accordance with the provisions of SFAS No. 123R.

The Company is in a net operating loss position; therefore, no excess tax benefits from share-based payment arrangements have been recognized for the six months ended June 30, 2008.

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

ACCOUNTING FOR INCOME TAXES

The Company is required to estimate its income taxes in each of the jurisdictions in which it operates as part of its condensed consolidated financial statements. This involves estimating the actual current tax in addition to assessing temporary differences resulting from differing treatments for tax and financial accounting purposes. These differences together with net operating loss carry-forwards and tax credits may be recorded as deferred tax assets or liabilities on the balance sheet. A judgment must then be made of the likelihood that any deferred tax assets will be recovered from future taxable income. To the extent that the Company determines that it is more likely than not that deferred tax assets will not be utilized, a valuation allowance is established. Taxable income in future periods significantly different from that projected may cause adjustments to the valuation allowance that could materially increase or decrease future income tax expense. As of June 30, 2008 and December 31, 2007, an allowance equal to 100% of the deferred tax asset was recorded.

RESULTS OF OPERATIONS—QUARTER ENDED JUNE 30, 2008 (Amounts are rounded to the nearest thousand)

Contract Revenue.  Contract revenue for the quarter ended June 30, 2008 amounted to $7,596,000. Two airport contracts, one in Denver, and one in California, accounted for 92% of the second quarter contract revenue, with amounts totaling $6,141,000 and $816,000, respectively. All contract revenue was generated by domestic projects. The Company had contract revenue of $2,238,000 in the quarter ended June 30, 2007.

Cost of Contract Revenue.  Cost of contract revenue consists primarily of third party construction and installation expense, materials and supplies required for construction and component equipment, including solar panels, solar array, inverters, variable speed drives and meters.  Included in this amount is a provision for loss on contracts in the amount of $1,925,000 for the three months ended June 30, 2008.  No amounts were recorded for the same period in 2007.

Gross Profit (Loss) on Contracts.  The Company generated a gross loss on contracts totaling $2,926,000, in the second quarter of 2008, as compared to the second quarter 2007, which generated a gross profit of $337,000. The Company attributes its second quarter 2008 gross loss mainly on the entering of a new contract in California, which has an estimated gross loss of $2,234,000, which was recognized fully in the quarter in compliance with SOP 81-1. The remaining gross loss relates to additional overruns on various projects.

Marketing, General and Administrative Expenses.  Marketing, general and administrative expenses (MG&A) for the quarter ended June 30, 2008, amounted to $5,538,000, compared to $3,006,000 in the second quarter of 2007, an increase of $2,532,000. The quarter to quarter variances are primarily made up of increases in the following categories: Salary, Wages and Benefits are up $852,000 due to increased headcount and severance expense of $237,000; Audit, Consulting and Legal expenses are up $501,000 due to Sarbanes-Oxley compliance, close out of consulting agreements, and the utilization of a strategic consultant; General Office Expenses are up $179,000 due to increased staff and additional office space; Amortization and Depreciation are up $700,000, mainly due to the acquisition of ENTECH and the move to a new facility in Ewing, in late 2007, for which significant fixed asset additions were made.  There was an additional $300,000 of ENTECH salary and office expenses in the second quarter 2008, as compared to none in the same period in 2007.

Research and Development Expense.  Research and development expense consists primarily of salary expense for internal personnel, and related personnel costs, as well as prototype costs incurred to improve the design of the Company’s installations, and expand the Company’s product line. Research and development are critical to the Company’s strategic objectives of enhancing its technology to meet the requirements of its targeted customers. The Company expects to maintain, if not increase, its current level of expenditure for research and development on a going-forward basis. Research and development expenses incurred in the quarter ended June 30, 2008 were $57,000, as compared to $70,000 in the second quarter of 2007.

Loss from Operations.  In the quarter ended June 30, 2008, the Company incurred a loss from operations of $8,521,000, an increase of $5,782,000 over the $2,739,000 loss during the same period in 2007.  The increased loss is primarily due to the increase in MG&A, and our contract losses that are discussed in detail above in the Gross Profit / (Loss) section above.

Beneficial Conversion and Warrant Amortization. This expense is a non-cash charge incurred as a result of the market price of the Company’s common stock on the date of issuance of convertible notes being higher than the effective conversion price of the convertible notes being issued. In the quarter ended June 30, 2008, the Company recorded an expense of $18,000, as compared to $31,000 in the second quarter 2007. This increase is attributable to the amortization of the July 2005 convertible notes, using the effective interest method.

Interest Income (Expense), net.  Interest Income (Expense) , net was $62,000 for the quarter ended June 30, 2008, an increase of $99,000 from the same period in 2007. The interest income increase is a result of cash investment income generated by private placements conducted in the third quarter of 2007, and the first quarter 2008.

Net Loss.  In the quarter ended June 30, 2008, the Company incurred a net loss of $8,477,000, an increase of $5,670,000 over the $2,807,000 loss for the comparable quarter in 2007. The increased loss is primarily due to the increased loss from operations of $5,782,000, offset by increases in Interest Income (Expense), net, of $112,000. All of which are described in detail above.

Accretion of Preferred Stock Dividends. These dividends are associated with Series C and F Preferred Stock, Series C are accrued for at an interest rate of 6%, paid monthly. In the quarter ended June 30, 2008, the Company recorded an expense of $4,900, as compared to $11,000 in the second quarter of 2007. Also in the second quarter 2008, an expense for $15,512,000 was recorded in regard to the warrant valuation and beneficial conversion charge associated with the Series F Preferred Stock and Warrant.

RESULTS OF OPERATIONS—SIX MONTHS ENDED JUNE 30, 2008 (Amounts are rounded to the nearest thousand)

Contract Revenue.  Contract revenue for the quarter ended June 30, 2008 amounted to $15,825,000. Two airport contracts, one in California, and one in Colorado, have accounted for 92% of the contract revenue, with amounts totaling $2,265,000 and $12,281,000; respectively. Residential projects accounted for $438,000 of contract revenue. All contract revenue was generated by domestic projects. The Company had contract revenue of $3,187,000 in the six months ended June 30, 2007.

Revenue – Related Party.   Contract Revenue – Related Party for the six months ended June 30, 2008, amounted to $775,000, and related to a sale of 10 MobileMaxPure®.units to a principal shareholder. There was no related party revenue recorded in the six months ended 2007.

Cost of Contract Revenue.  Cost of contract revenue consists primarily of third party construction and installation expense, materials and supplies required for construction and component equipment, including solar panels, solar array, inverters, variable speed drives and meters.  Included in this amount is a provision for loss on contracts in the amount of $2,334,000 for the six months ended June 30, 2008.  No amounts were recorded for the same period in 2007.

Cost of Revenue – Related Party.  Cost of contract revenue – related party consists primarily of third party assembly and installation expense, materials and supplies required for construction and component equipment, including solar panels, solar array, inverters, variable speed drives and meters.

Gross Profit (Loss) on Contracts.  The Company generated a gross loss on contracts totaling $5,328,000, for the six months ended June 30, 2008, as compared to 2007, which generated a gross profit of $537,000. The Company attributes its 2008 gross loss mainly on the entering of a new contract in California, which has an estimated gross loss of $2,234,000, which was recognized fully in the second quarter in compliance with SOP 81-1. The remaining gross loss relates to additional overruns on various projects.

Gross Profit (Loss) – Related Party.  The Company generated a gross profit on contracts – related party, totaling $102,000 for the six months ended June 30, 2008. There were no related party contracts in the six months ended June 30, 2007.

Marketing, General and Administrative Expenses.  Marketing, general and administrative expenses (MG&A) for the six months ended June 30, 2008, amount to $10,742,000, compared to $5,305,000 in the same period of 2007, an increase of $5,436,000. The variances are primarily made up of increases in the following categories; Salary, Wages and Benefits are up $2,000,000 due to increased headcount and severance payments of $243,000; Audit and Consulting expenses are up $1,000,000 due to Sarbanes-Oxley compliance, costs related to the ENTECH acquisition, fees associated with SEC restatement review, and the utilization of a strategic consultant; General Office & Facility Expenses are up $382,000 due to increased staff and office move to Ewing; Travel and Entertainment expenses are up $110,000 due to increased headcount and pursuit of international contracts in the quarter ending June 30, 2008; Investor Relations Expense is up $88,000 due to increased business activity demanding public disclosure; Insurance is up $90,000 due to additional staff and increased coverage necessary for high dollar bid proposals; Bad Debt write-offs accounted for $141,000, which the Company recorded as an MG&A expense, and attributed to an isolated large contract settlement. Amortization and Depreciation are up $1,200,000, mainly due to the acquisition of ENTECH and the move to a new facility in Ewing, in late 2007.  There was an additional $425,000 of ENTECH salary and office expenses in 2008 as compared to none in 2007.

Research and Development Expense.  Research and development expense consists primarily of salary expense for internal personnel, and related personnel costs, as well as prototype costs incurred to improve the design of the Company’s installations, and expand the Company’s product line. Research and development are critical to the Company’s strategic objectives of enhancing its technology to meet the requirements of its targeted customers. The Company expects to maintain, if not increase, its current level of expenditure for research and development on a going-forward basis. Research and development expenses incurred in the six months ended June 30, 2008 were $98,000, as compared to $118,000 in the same period in 2007.

Loss from Operations.  In the six months ended June 30, 2008, the Company incurred a loss from operations of $16,066,000, an increase of $11,180,000 over the $4,886,000 loss during the same period in 2007.  The increased loss is primarily due to the increase in MG&A, and our gross losses on contracts discussed in detail above.

Beneficial Conversion and Warrant Amortization. This expense is a non-cash charge incurred as a result of the market price of the Company’s common stock on the date of issuance of convertible notes being higher than the effective conversion price of the convertible notes being issued. In the six months ended June 30, 2008, the Company recorded an expense of $50,000, as compared to $62,000 in the same period in 2007.

Interest Income (Expense), net.  Interest Income (Expense),net was $363,000 for the six months ended June 30, 2008, an increase of $382,000 for the same period in 2007. The positive increase is a result of a one-time interest accrual reversal of $145,000, along with an increase in interest income of approximately $237,000, based on cash investment income generated by Capital raises conducted in the third quarter of 2007, and the first quarter 2008.

Net Loss.  In the six months ended June 30, 2008, the Company incurred a net loss of $15,753,000, an increase of $10,786,000 over the $4,967,000 loss for the comparable period in 2007. The increased loss is primarily due to the increased loss from operations of $11,180,000, offset by increases in Interest Income (Expense), net, of $382,000. All of which are described in detail above.

Accretion of Preferred Stock Dividends. These dividends are associated with Series C Preferred Stock, and are accrued for at an interest rate of 6%, paid monthly. In the six months ended June 30, 2008, the Company recorded an expense of $9,000, as compared to $23,000 in the same period in 2007. Also in the six months ended June 30, 2008, an expense for $15,512,000 was recorded in regard to the warrant valuation and beneficial conversion charge associated with the Series F Preferred Stock and Warrant.

Cash Flows from Operating Activities

	Six months ended June 30,
	2008	2007
Net Cash Used in Operating Activities	$(16,567,147)	$(3,771,617)

In the six months ended June 30, 2008, the Company had an increase in net cash used in operating activities of $12,795,530 in a period when the Company had an increase in net loss attributable to common shareholders of $26,284,873. These changes in working capital items relate mainly to the significant increase in job contracts from 2007 to 2008, along with an increase in staffing to coincide with the growth of the Company. An analysis of the increased loss is above in the RESULTS OF OPERATIONS discussion. Below is a reconciliation of the increase in net cash used in operating activities.

Increases (decreases) in non-cash charges:
Accretion of Preferred Stock Dividends	15,521,654

Increases (decreases) in non-cash charges:
Beneficial conversion and warrant amortization	(11,411)
Stock-based employee compensation cost	(183,041)
Amortization of intangibles and loan origination costs	1,041,673
Issuance of stock for services	(41,846)
Issuance of options and warrants for services	(60,000)
Share based non-employee compensation	(8,500)
Issuance of stock in lieu of interest	51,640
Depreciation	166,678
Accrued losses on contracts	2,333,918
Other	18,237
18,829,002
Changes in timing of cash receipts and disbursements related to working capital items	(5,339,659)
13,489,343
Change in net loss attributable common shareholders - 2008 compared to 2007	(26,284,873)
Increase in net cash used in operating activities	$(12,795,530)

Cash Flows from Investing Activities

	Six months ended June 30,
	2008	2007
Net Cash Used in Investing Activities	$(7,190,903)	$(783,645)

In the six months ended June 30, 2008, investing activities included the purchase of ENTECH.  In the six months ended June 30, 2007, investing activities included the deferred acquisition costs and advances to ENTECH Inc. 2008 investing activities also included advances on machinery and equipment relating to the new facility being leased in Texas.

Cash Flows from Financing Activities

	Six months ended June 30,
	2008	2007
Net Cash Provided By Financing Activities	$36,446,768	$6,787,916

In the six months ended June 30, 2008, the Company financed its operations principally through the issuance of common stock as the result of private sales and the exercise of warrants and stock options. The Company accounts for transactions with non-employees, in which financing, goods or services are the consideration received for the issuance of equity warrant instruments under the fair value method. The fair value of warrants issued is calculated using the Black-Scholes pricing model.

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

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2008, the Company’s current ratio was 3.47 compared to 2.19 at December 31, 2007. As of June 30, 2008, the Company had $28,297,298 of working capital compared to working capital of $14,215,991 as of December 31, 2007. Cash and cash equivalents were $19,562,166 as of June 30, 2008, as compared to $6,873,448 as of December 31, 2007.

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

Consummation of the investment of the remaining $4.5 million second tranche (the “Tranche B Closing”) is subject to the execution of a definitive strategic agreement between the Parties and certain other conditions set forth in the Investment Agreement. At the Tranche B Closing, WorldWater would issue to EMCORE Series D Redeemable Preferred shares convertible into 11,250,000 shares of Common Stock and Warrants to purchase Redeemable Preferred Shares convertible into 2,812,500 shares of Common Stock.

We believe that our existing cash balance, revenues from sales of solar systems, together with our other existing financial resources, including our ability to raise additional capital, should be sufficient to meet our operating and capital requirements at least through the second quarter of 2009.

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

Intellectual Property Rights

The Company relies on a variety of intellectual property rights in the performance of its product and service delivery to its customers. The Company may not be able to preserve these intellectual property rights in the future and these rights could be invalidated, circumvented or challenged. In addition, the laws of some foreign countries in which our equipment may be sold do not protect intellectual property rights to the same extent as the United States. Failure to protect the Company’s proprietary information and successfully defend challenges or infringement proceedings against the Company could materially and adversely affect the Company’s competitive position.

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

Change in internal controls over financial reporting

As of June 30, 2008, there was one change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company implemented a new general ledger system effective January 1, 2008.

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

Financing

While the Company was successful in raising capital in the six months ended June 30, 2008, the Company does not know whether it will be able to raise additional financing or financing on terms favorable to it in the future. If adequate funds are not available or are not available on acceptable terms, the Company’s ability to fund current operations or otherwise respond to competitive pressures will be significantly limited.

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

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and was effective for us beginning with the first quarter of 2008. The Company has determined that the adoption of this statement did not have a material effect on the consolidated financial statements. The Company will continue to review any materiality issues that may arise in regard to this pronouncement.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which was effective for the Company on January 1, 2008. The Statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The Statement codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Company has determined that the adoption of this statement did not have a material effect on the 2008 consolidated financial statements. The Company will continue to review any materiality issues that may arise in regard to this pronouncement.

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

Change in internal controls over financial reporting

As of June 30, 2008, there was one change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company implemented a new general ledger system effective January 1, 2008.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934).

Management, including the Chief Executive Officer and Chief Accounting Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management applied the criteria based on the “Internal Control — Integrated Framework” set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s assessment included documenting, evaluating, and testing the design and operating effectiveness of the Company’s internal control over financial reporting. Based upon this evaluation, management concluded that the Company’s internal controls over financial reporting were deficient.

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

Since 1997, we have lost money. In the six months ended June 30, 2008, we sustained losses from operating activities of $16,065,881; the accumulated deficit as of June 30, 2008 was $95,284,350. Future losses are likely to occur. Accordingly, we may experience significant liquidity and cash flow problems and additional operating losses if we are not able to raise additional capital as needed and on acceptable terms and, in such events, our operations may be reduced or curtailed.

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

Currently our common stock is quoted on the OTC Bulletin Board market and the trading volume developed to date is limited by the fact that many major institutional investment funds and mutual funds, as well as many individual investors, follow a policy of not investing in Bulletin Board stocks and certain major brokerage firms restrict their brokers from recommending Bulletin Board stocks because they are considered speculative, volatile and thinly traded.  The OTC Bulletin Board market is an inter-dealer market and is much less regulated than the major stock exchanges, and trading in our common stock is potentially subject to abuses and volatilities and shorting.

In addition, there has been a limited public market for our common stock, and an active trading market for our common stock may not develop. As a result, this could reduce our shareholders’ ability to sell our common stock in short time periods, or possibly at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations which could reduce the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially.

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

We are authorized to issue “blank check” preferred stock, which can be issued without stockholder approval and may adversely affect the rights of holders of our common stock.

We are authorized to issue 10,000,000 shares of preferred stock and 6,253,968 preferred shares are currently issued and outstanding.  The Board of Directors is authorized under our Certificate of Incorporation to provide for the issuance of additional shares of preferred stock by resolution, and upon filing a certificate of designations under Delaware law, to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof, without any further vote or action by the stockholders.  Any shares of preferred stock so issued are likely to have priority over the common stock with respect to dividend and/or liquidation rights.  In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control, which could have the effect of discouraging bids for our Company and thereby prevent stockholders from receiving the maximum value for their shares.  We have no present intention to issue any additional shares of our preferred stock but there can be no assurance that preferred stock will not be issued at some time in the future.

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

If we fail to develop or maintain our relationships with our limited number of suppliers, we may be unable to manufacture our products or our products may be available only at a higher cost or after a long delay, which could prevent us from delivering our products to our customers within required timeframes and we may experience order cancellation and loss of market share. To the extent the processes that our suppliers use to manufacture components are proprietary, we may be unable to obtain comparable components from alternative suppliers. The failure of a supplier to supply components in a timely manner, or to supply components that meet our quality, quantity and cost requirements, could impair our ability to manufacture our products, increase our costs as a result of locating substitute suppliers or expose the Company to potential claims from purchasers.  If we cannot obtain substitute materials on a timely basis or on acceptable terms, we could be prevented from delivering our products to our customers within required timeframes, which could result in installation delays, cancellations, liquidated damages and loss of market share, any of which could have a material adverse effect on our business and results of operations.

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

ENTECH’s continued success is dependent on the continuity of the key management, operating and technical personnel. The loss of these key employees would have a negative impact on its future growth and profitability. ENTECH does not maintain key person insurance on any of these individuals.

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

None.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                OTHER INFORMATION

None.

ITEM 6.                EXHIBITS

31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification by the Chief Accounting Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WorldWater & Solar Technologies Corp.
(Registrant)

By:	/s/ FRANK W. SMITH	Date:	August 18, 2008
Frank W. Smith
Chief Executive Officer

By:	/s/ JAMES G. VITTOR	August 18, 2008
James G. Vittor
Chief Accounting Officer