Form 10-Q
period 2008-09-30
WORLDWATER & SOLAR TECHNOLOGIES CORP.
filed 2008-11-10
CIK 811271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

As of November 6, 2008, the Registrant had outstanding 235,653,472 shares of Common Stock, $0.001 par value outstanding.

WORLDWATER & SOLAR TECHNOLOGIES CORP.

WORLDWATER & SOLAR TECHNOLOGIES CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

	September 30, 2008	December 31, 2007
	(UNAUDITED)	*
Assets

Current Assets:
Cash and cash equivalents	$10,420,874	$6,873,448
Accounts receivable - trade, (net of allowance of $328,263 and $220,916 at September 30, 2008 and December 31, 2007, respectively)	2,532,269	10,155,589
Rebates receivable (net of allowance of $112,534 at September 30, 2008)	—	1,153,800
Inventory	6,228,356	1,399,168
Costs and estimated earnings/losses in excess of billings	7,175,674	5,548,631
Letters of Credit	5,338,510	—
Prepaid expenses and deposits	1,332,990	1,016,819
Total Current Assets	33,028,673	26,147,455

Advances on Machinery and Equipment	1,896,322	—

Property and Equipment, net	5,821,239	1,467,794

Intangible And Other Assets
Other intangible assets, net	23,683,323	26,667
Goodwill	23,837,201	—
Deferred costs on and advances to acquiree - ENTECH	—	3,795,362
Other deposits	157,551	52,710
Total Assets	$88,424,309	$31,489,988

Liabilities, Convertible Redeemable Preferred Stock and Stockholders’ Equity

Current Liabilities:
Accounts payable and accrued expenses	$6,634,254	$9,392,944
Long-term debt and notes payable, current portion	—	298,092
Customer Deposits	19,502	4,000
Customer deposits - related party	1,023,000	775,000
REC guarantee liability, current portion	32,128	64,701
Series D Preferred Stock Warrants	1,393,827	1,393,827
Billings in excess of costs and estimated earnings/losses	850,519	2,900
Accrued losses on construction in progress	1,765,414	—
Total Current Liabilities	11,718,644	11,931,464

Long-term debt and notes payable	—	38,456
REC guarantee liability, net of current portion	229,617	229,618
Total Liabilities	11,948,261	12,199,538

Convertible redeemable preferred stock
Series C convertible redeemable preferred stock	440,000	500,000
Series D convertible redeemable preferred stock	11,179,561	11,179,561
Total Convertible Redeemable Preferred Stock	11,619,561	11,679,561

Stockholders’ Equity
Preferred Stock Convertible $.01 par value authorized 10,000,000; issued and outstanding: Series B 7%- 611,111 shares liquidation preference $550,000	6,111	6,111
Common Stock, $.001 par value; authorized 450,000,000 and 275,000,000; 235,653,472 and 189,352,674 issued at September 30, 2008 and December 31, 2007, respectively	235,654	189,353
Additional paid-in capital	167,306,244	71,425,032
Accumulated deficit	(102,691,522)	(64,009,607)
Total Stockholders’ Equity	64,856,487	7,610,889

Total Liabilities, Convertible Redeemable Preferred Stock and Stockholders’ Equity	$88,424,309	$31,489,988

The Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

* Derived from audited financial statements.

WORLDWATER & SOLAR TECHNOLOGIES AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(UNAUDITED)

	Three Months		Nine Months
	9/30/08	9/30/07	9/30/08	9/30/07
Revenues:
Contract	$6,469,941	$4,368,640	$22,295,304	$7,555,981
Related Party	—	—	775,000	—
Total	6,469,941	4,368,640	23,070,304	7,555,981

Cost of Revenues:
Contract, including provision for loss on contracts	8,768,320	3,804,294	29,921,704	6,454,979
Related Party	—	—	673,433	—
Total	8,768,320	3,804,294	30,595,137	6,454,979

Gross Profit (Loss):
Contract	(2,298,379)	564,346	(7,626,400)	1,101,002
Related Party	—	—	101,567	—
Total	(2,298,379)	564,346	(7,524,833)	1,101,002

Operating Expenses:
Marketing, general and administrative expenses	5,086,833	3,877,200	15,828,491	9,182,634
Research and development expense	42,766	552,377	140,535	669,878
Total Operating Expenses	5,129,599	4,429,577	15,969,026	9,852,512
Loss from Operations	(7,427,978)	(3,865,231)	(23,493,859)	(8,751,510)

Other (Expense) Income
Beneficial Conversion and Warrant Amortization	—	(32,000)	(50,338)	(93,748)
Interest Income/(Expense), net	29,630	144,274	392,760	124,931
Total Other Income (Expense), Net	29,630	112,274	342,422	31,183
Net Loss	(7,398,348)	(3,752,957)	(23,151,437)	(8,720,327)

Accretion of preferred stock dividends - Series C	(8,824)	(8,359)	(18,252)	(30,859)
Preferred stock dividends - Series F	—	—	(15,512,226)	—
Net Loss Attributable to Common Shareholders	$(7,407,172)	$(3,761,316)	$(38,681,915)	$(8,751,186)

Net Loss applicable per Common Share (basic and diluted)	$(0.03)	$(0.02)	$(0.19)	$(0.05)

Weighted Average Common Shares Outstanding used in Per Share Calculation (Basic and Diluted)	235,043,686	172,186,878	206,415,475	162,434,504

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

WORLDWATER & SOLAR TECHNOLOGIES CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(UNAUDITED)

	2008	2007
	(unaudited)	(unaudited)
Cash Flows from Operating Activities:
Net loss attributable to common shareholders	$(38,681,915)	$(8,751,186)

Accretion of preferred stock dividends - Series C	18,252	—
Preferred stock dividends - Series F	15,512,226	—

Adjustments to reconcile net cash used in operating activities:
Beneficial Conversion and Warrant Amortization	50,338	93,748
Stock based employee compensation cost	408,140	708,013
Amortization of intangibles and loan origination costs	1,690,344	30,000
Issuance of stock for service	110,359	246,995
Issuance of options and warrants for services	273,528	60,000
Share based non-employee compensation cost	—	8,500
Issuance of stock in lieu of interest	77,376	25,737
Depreciation and amortization	336,695	42,456
Accrued losses on contracts	1,765,414	—
Bad debt expense	219,882	172,500
Other	12,414	—

Changes in assets and liabilities:
Accounts receivable	7,581,767	3,630,686
Accounts receivable -related parties	—	22,500
Rebates receivable	1,041,266	—
Inventory	(4,829,188)	(1,609,963)
Letter of Credit in connection with performance bond	(5,338,510)	—
Costs and estimated earnings/losses in excess of billings	(1,618,962)	(4,199,221)
Prepaid expenses and deposits	(420,155)	585,555
Accounts payable and other accrued expenses	(3,816,175)	(468,071)
Billings in excess of costs and estimated earnings/losses	847,619	(144,117)
Renewable energy credits guarantee liability	(32,574)	(39,321)
Customer deposits	15,502	(38,453)
Customer deposits – related party	248,000	1,675,000
Net Cash (Used in) Operating Activities	(24,528,357)	(7,948,642)

Cash Flows from Investing Activities:
Purchase of property and equipment	(4,686,755)	(811,629)
Advances on Machinery & Equipment - ENTECH	(451,766)	—
Acquisition of ENTECH, net of cash of $4.028 million	(3,409,194)	—
Deferred Cost on Proposed Acquisition	—	(620,675)
Net Cash (Used in) Investing Activities	(8,547,715)	(1,432,304)

Cash Flows from Financing Activities:
Proceeds from exercise of warrants and stock options	1,206,591	3,280,478
Proceeds from issuance of convertible preferred stock and warrants, net	29,640,000	—
Proceeds from issuance of common stock	—	18,474,500
Proceeds from issuance of promissory note	6,000,000	—
Increase in Restricted Cash and Restricted Cash Equivalents	—	31,257
Payments on short-term debt	(223,093)	(25,709)
Net Cash Provided by Financing Activities	36,623,498	21,760,526

Net Increase in cash and cash equivalents	3,547,426	12,379,580

Cash and cash equivalents, beginning of period	6,873,448	5,770,595

Cash and cash equivalents, end of period	$10,420,874	$18,150,175

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

WORLDWATER & SOLAR TECHNOLOGIES CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

(UNAUDITED)

					Additional
	Preferred Stock		Common Stock		Paid-In	Treasury		Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Shares	Stock	Deficit	Total
Balance, December 31, 2007	611,111	$6,111	189,352,674	$189,353	$71,425,032	—	$—	$(64,009,607)	$7,610,889

Accretion of Preferred Stock Dividends - Series C	—	—	—	—	—	—	—	(18,252)	(18,252)
Beneficial conversion feature and warrants on Preferred stock dividends - Series F	—	—	—	—	15,512,226	—	—	(15,512,226)	—
Conversion of convertible notes	—	—	1,333,333	1,333	344,167	—	—	—	345,500
Stock issued for services	—	—	119,925	120	110,239	—	—	—	110,359
Exercise of warrants	—	—	2,092,324	2,092	376,539	—	—	—	378,631
Exercise of options	—	—	2,610,893	2,612	825,349	—	—	—	827,960
Conversion of Preferred C Stock	—	—	153,846	154	59,846	—	—		60,000
Stock issued In lieu of payment of interest	—	—	290,477	290	77,085	—	—	—	77,376
Issuance of Options and Warrants for Services	—	—	—	—	273,528	—	—	—	273,528
Share-based employee compensation cost	—	—	—	—	408,140	—	—	—	408,140
Series E - Preferred Stock issued in exchange for Common Stock	19,700	197	—	—	27,382,803	19,700,000	(27,383,000)	—	—
Series F - Convertible Preferred Stock	20,000	200	—	—	35,599,800	—	—	—	35,600,000
Conversion of Series E Preferred to Common Stock	(19,700)	(197)	19,700,000	19,700	(19,531)	(27,868)	38,737	—	38,709
Conversion of Series F Preferred to Common Stock	(20,000)	(200)	20,000,000	20,000	(19,800)	—	—	—	—
Entech Purchase	—	—	—	—	14,950,821	(19,672,132)	27,344,263	—	42,295,084
Net loss	—	—	—	—	—	—	—	(23,151,437)	(23,151,437)
Balance, September 30, 2008	611,111	$6,111	235,653,472	$235,654	$167,306,244	—	$—	$(102,691,522)	$64,856,487

The Notes to the Condensed Consolidated Financial Statements are an integeral part of these statements.

WORLDWATER & SOLAR TECHNOLOGIES CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note (1)   Liquidity and Capital Resources

At September 30, 2008, the Company’s current ratio was 2.82 compared to 2.19 at December 31, 2007. As of September 30, 2008, the Company had $21,310,029 of working capital compared to working capital of $14,215,991 as of December 31, 2007. Cash and cash equivalents were $10,420,874 as of September 30, 2008, as compared to $6,873,448 as of December 31, 2007.

The Company has historically financed operations and met capital expenditures requirements primarily through issuance of debentures, sales of capital stock and solar system equipment sales. Management plans to continue to raise funds through the sale of capital stock.

On February 13, 2008 the Company announced that it had raised $29.64 million from The Quercus Trust in a private placement of 16,629 shares of WorldWater Series F Convertible Preferred Stock at a price of $1,782 per share.

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

We believe that our existing cash balance, revenues from sales of solar systems, together with our other existing financial resources, including our ability to raise additional capital, should be sufficient to meet our operating and capital requirements at least through the second quarter of 2009. Beyond that, an additional capital raise will be required to support the operating and capital requirements of the Company.

Note (2)   Nature of the Business

WorldWater & Solar Technologies Corp. is a solar engineering and project management and manufacturing company with unique, high-powered solar electric technology and expertise, providing alternative energy solutions to a wide variety of customers. WorldWater’s business has and will continue to focus on domestic markets, principally in California, New Jersey and other states with favorable alternative energy incentives.  With the recent extension of Federal tax incentives, the Company will continue to address the needs of commercial and industrial customers, in both the public and private sectors by providing and installing solar solutions that provide fixed cost energy solutions. In addition, the Company will continue to selectively submit proposals to the United States government and foreign governmental agencies in need of solving critical water supply and energy problems by leveraging the Company’s proprietary solar technology.

On January 28, 2008, the Company completed the acquisition of ENTECH, Inc. (“ENTECH”).  With the combined technologies of the Company and ENTECH, the Company believes its solar systems will be capable of generating and delivering electrical and thermal solar energy solutions at competitive prices. We believe ENTECH solar can become a leading solutions supplier to both industrial and commercial clients who are dealing with the long term price volatility of oil, natural gas and propane. Entech technology will supply two renewable energy outputs, electricity and hot water; allowing clients more efficient energy solutions, rather than stand alone solar electric or solar thermal systems. The market for our solutions is large and robust with natural gas being used to supply more than 20% of the country’s energy needs. We believe ENTECH’S natural gas displacement technologies will make increasing economic sense for clients.

Competition for systems similar to ENTECH are limited and we believe our long term plans to commercialize our technologies will allow us to penetrate the market in an effective manner. We have superior optics technology making our systems both durable and reliable.  In addition, we possess a range of detailed long term product development plans and a skilled senior management team allowing us to expand our reach into the market.

ENTECH’s patented concentrator technology allows for the installation of large solar “farms” with greatly reduced requirements for solar cell materials (silicon or multi-junction). Due to the advantages of ENTECH’s concentrator, significantly less amounts of silicon used in flat plate solar modules is required by current ENTECH modules to generate the same electrical power. Consequently, the ENTECH technology greatly lessens the impact of the silicon material. For solar electric only applications, or those without the need for solar thermal, ENTECH is a highly scalable technology which can be configured from less than 1 MW to 100 MW applications.

With Federal government tax incentives extended through 2016 and the expected formation of the financial markets trading in carbon credits we expect the long term prospects for solar renewables to remain strong.

The Company moved into a new facility in Fort Worth, Texas in July 2008. The 71,000 square foot center has a planned capacity for 200 Megawatts of production. ENTECH has already taken delivery of certain testing equipment and machinery for the initial 50 MW line, and continues the development of its manufacturing processes of concentrator systems for introduction to the marketplace in 2009.

The Company continues to move from an entrepreneurial operating mode to that of a fast growth company.  In this connection, we have revamped and reorganized our senior management team, reduced head count in non essential areas reduced our reliance on third party sales consultants and focused our sales team on specific market verticals. In addition, significant effort is being made towards the development of policies, procedures and processes to bring greater efficiency and effectiveness to all areas of the business, with particular emphasis on the technical, commercial and financial evaluation of prospective projects through increased reliance on analytical modeling software to result in the successful execution and profitability of awarded contracts.

Note (3)   Summary of Significant Accounting Policies

A summary of the major accounting policies followed by the Company in the preparation of the accompanying financial statements is set forth below.

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Quarterly Financial Information and Results of Operations

The financial statements as of September 30, 2008, are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2008, and the results of operations and cash flows for the nine months ended September 30, 2008. The results for the nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the entire year or any future period.  While management of the Company believes that the disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Fair Value of Financial Instruments

The carrying value of accounts receivable, accounts payable, and accrued expenses approximate their respective fair values due to their short-term nature. “Guarantor Agreements” below for disclosures regarding the fair value of the Company’s exposure for Renewable Energy Credits (“RECs”) which have been accrued on the Balance Sheet as of September 30, 2008 and December 31, 2007.

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, which amounted to $10,420,874 at September 30, 2008, and accounts receivable, which was $ 2,532,269 as of September 30, 2008. With respect to accounts receivable as of September 30, 3008, 96% of the receivables were from four commercial customers. The Company does not require collateral or other security against accounts receivable; however, it maintains reserves for potential credit losses and such losses have historically been within management’s expectations. The Company had three customers accounting for 90% of revenue for the quarter ended September 30, 2008, and one customer accounting for 85% of revenue for the three months ended September 30, 2007.  The Company had four customers accounting for 89% of revenue for the nine months ended September 30, 2008, and two major customers accounting for 72% of revenue for the nine months ended September 30, 2007.

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

Renewable Energy Credit Guarantee (RECs)

Under the equipment sales contract for a 267,840 kW (DC) solar-driven irrigation and energy system built in 2004 and a 42.7 kW solar-pumping and energy system, the Company has guaranteed the price of certain Renewable Energy Certificates (RECs) to be generated by the installation during the first seven years of operation. Based on current market indications, the Company estimates its guarantee obligation may result in a potential loss of $452,907 which is tied to the future market and trading value of RECs traded in California. The liability was recorded in accordance with FIN 45, paragraph 8, whereby the Company determined the maximum number of kwh to be generated over the seven year span to be 3,148,936 (449,848 x 7), multiplied by the guaranteed amount of $0.125, resulting in a liability of $393,617. Adjustments to the estimated guarantee obligation will be recognized as an adjustment of revenue over the seven year term of the respective guarantee obligations. As of September 30, 2008 the Company has made cumulative payments on this guarantee in the amount of $131,872, leaving an accrued liability of $261,745.

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

Product Warranty

The Company provides for the estimated cost of product warranties at the time revenue is recognized at a rate of 1.5% of revenues. Since the Company has a limited operating history, adjustments in future periods may be required as its installations mature. The following table summarizes the activity regarding the Company’s warranty accrual:

Balance, December 31, 2007	$414,496
Accruals for warranties issued during 2008	344,786
Utilization of warranty reserve during 2008	(30,879)
Balance, September 30, 2008	$728,403

The majority of the utilization over the nine months ended September 30, 2008, resulted from non-recurring, post-completion repairs in relation to projects completed in 2007. The product warranty accrual is included in Accounts Payable and Accrued Expenses in the accompanying Condensed Consolidated Balance Sheet.

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

Contract revenues are recognized using the percentage of completion method. The percentage of completion is calculated by dividing the direct labor and other direct costs incurred by the total estimated direct cost of the project. Contract value is defined as the total value of the contract, plus the value of approved change orders. Estimates of costs to complete are reviewed periodically and modified as required. Provisions are made for the full amount of anticipated losses, on a contract-by-contract basis. These loss provisions are established in the period in which the losses are first determined. Changes in estimates are also reflected in the period they become known. The Company maintains all the risks and rewards in regard to billing and collection.

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

Utilization of our net operating loss (NOL) and research and development (R&D) credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the Code), as well as similar state provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups.

The Company has not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since the Company became a loss corporation under the definition of Section 382. If the Company has experienced an ownership change, utilization of the NOL or R&D credit carryforwards would be subject to an annual limitation under Section 382 of the Code, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL or R&D credit carryforwards before utilization. Further, until a study is completed and any limitation known, no amounts are being considered as an uncertain tax position or disclosed as an unrecognized tax benefit under FIN No. 48. Any carryforwards that expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The carrying amount of cash and cash equivalents approximates its fair value due to its short-term nature.

Inventory

Inventory is stated at the lower of cost or market determined by the First-In, First-Out (FIFO) method. Historically inventory has consisted mainly of purchased system components, made up primarily of solar panels.   Inventory additions during the quarter ended September 30, 2008 also consist of materials sufficient to manufacture one MW(AC) of its concentrating photovoltaic modules and associated support structure for our ENTECH operation.  These inventory items include solar cells, fresnel lenses, aluminum module frame components, extruded aluminum heatsinks, and structural steel components.

Property and Equipment

Property and equipment are carried at cost, less accumulated depreciation and amortization, and are depreciated and amortized for financial reporting purposes using the straight-line method. Depreciation for income tax purposes is computed using accelerated methods. The estimated useful lives are: computers and information equipment, 5 years; machinery and equipment, 7 to 10 years; office furniture, vehicles, and test and assembly fixtures, 5 to 7 years; and leasehold improvements, the shorter of the useful life or the life of the lease. Upon retirement or disposal, the asset cost and related accumulated depreciation are removed from the accounts and the net amounts, less any proceeds, are charged or credited to income.

At September 30, 2008, certain machinery and equipment for the Texas location was paid for, but will not be delivered until the fourth quarter of 2008.  The company recorded these amounts as Advances on Machinery and Equipment on the accompanying Condensed Consolidated Balance Sheets at September 30, 2008.

Expenditures for maintenance and repairs are expensed as incurred. Expenditures, which significantly increase asset value or extend useful lives, are capitalized.

Letter of Credit

Letters of credit are utilized to secure contracts and are separately recorded as an asset on the accompanying Condensed Consolidated Balance Sheets, and are contractually released back to the Company at the completion of each contract.

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

Management evaluates the recoverability of such other intangible assets whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. The evaluation is based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to fair value. As of September 30, 2008, no such write-down was required.

Goodwill

Goodwill was recorded in connection with the acquisition of ENTECH, Inc. in January 2008.

Goodwill consists of the excess of cost over the fair value of net assets acquired in business combinations accounted for as purchases.

The Company follows the provision of SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires an annual impairment test for goodwill and intangible assets with indefinite lives. Under SFAS No. 142, the first step of the impairment test requires that the Company determine the fair value of each reporting unit, and compare the fair value to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform a second more detailed impairment assessment. The second impairment assessment involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date.

Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur, and determination of the Company’s weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. The Company will perform its annual impairment test on November 30 each year.

Advertising Costs

Advertising costs are expensed as incurred and were approximately $39,000 and $55,000 for the quarters ending September 30, 2008 and 2007, respectively and $139,000 and $132,000 in the nine months ended September 30, 2008 and 2007, respectively.

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

SFAS No. 123R also requires companies to calculate an initial “pool” of excess tax benefits available at the adoption date to absorb any tax deficiencies that may be recognized under SFAS No. 123R. The pool includes the net excess tax benefits that would have been recognized if the Company had adopted SFAS No. 123 for recognition purposes on its effective date. The Company has elected to calculate the pool of excess tax benefits under the alternative transition method described in FASB Staff Position (“FSP”) No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards,” which also specifies the method to calculate excess tax benefits reported on the statement of cash flows. The Company is in a net operating loss position; therefore, no excess tax benefits from share-based payment arrangements have been recognized for the quarter ended September 30, 2008.

The Company uses the Black-Scholes option-pricing model to estimate fair value of grants of employee, consultant and director stock options, with the following weighted average assumptions:

	Nine months Ended September 30,
Assumptions for Option Grants	2008	2007
Risk-free interest rate	2.41%	5%
Volatility	99%	42%
Expected dividend yield	0%	0%
Expected term	3 years	10 years
Estimated forfeiture rate	6%	1%

On September 4, 2008, the Compensation Committee approved a stock option grant of 9,170,334 options at a strike price of $0.46. Of the total options granted, 8,168,000 were granted to employees for a term of 10 years, with vesting over 36 months from the grant date, 800,000 to outgoing members of the Board of Directors, with a term of 10 years, and immediate vesting, and 202,334 to external consultants with a term of three years and vesting over 36 months from the grant date. Using the Black-Scholes Model, the Company valued the options at $2,484,000, $2,212,000 of which will be expensed over a period of 36 months from the approval date, $272,000 of which was expensed immediately.

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

The value of the unvested stock options at September 30, 2008 was $3,346,505, of which $300,409 will be expensed over the remaining three months in 2008, with the remaining $3,046,096 expensed in 2009 and after, all included in General & Administrative Expense on the accompanying Condensed Consolidated Statements of Operations.

A summary of option activity as of September 30, 2008 and changes during the nine months ended is presented below.

		Weighted-
		Average
	Shares	Exercise Price
Balance, December 31, 2007	14,689,417	$0.33
Granted	9,170,334	0.46
Exercised	(2,610,893)	0.28
Forfeited or expired	(75,465)	0.45
Balance, September 30, 2008	21,173,393	0.39
Options Exercisable, September 30, 2008	9,848,182	0.33

Net Loss Per Common Share

Basic loss per share includes no dilution and is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. As presented, the Company’s basic and diluted net loss per share attributable to common stockholders is based on the weighted average number of common shares outstanding during the period. The calculation of diluted net loss per common share for the quarters ended September 30, 2008 and 2007 does not include other potential common shares, including shares issuable upon exercise of options, warrants and conversion rights, since their effect would be antidilutive due to the Company’s losses.

Below is a table of the potential issuable shares as of September 30, 2008:

Warrants	48,898,730
Stock options	21,173,393
Preferred stock conversion rights	1,405,892
Total	71,478,015

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

In October 2008, the FASB issued FASB Staff Position 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (FSP 157-3). This new FSP clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. Some of the key principles illustrated include:

•                  determining fair value in a dislocated market depends on facts and circumstances, and may require the use of significant judgment about whether individual market transactions are forced liquidations or distressed sales and therefore poor indicators of fair value;

•                  when relevant observable market data is not available, the use of assumptions about future cash flows and discount rates may be appropriate in determining fair value; and

•                  the value of broker quotes in determining fair value depends on facts and circumstances, particularly when an active market does not exist.

FSP 157-3 is effective immediately for companies that adopt SFAS No. 157, including with respect to prior periods for which financial statements have not been issued.  The Company has determined that the adoption of this statement did not have a material effect on the consolidated financial statements.

Note (4)   Acquisition

On January 28, 2008, the Company completed the acquisition of ENTECH, Inc. (“ENTECH”).  With the combined technologies of the Company and ENTECH, the Company believes its solar systems will be capable of generating and delivering electrical and thermal solar energy solutions at competitive prices.  We believe ENTECH solar can become a leading solutions supplier to both industrial and commercial clients who are dealing with the long term price volatility of oil, natural gas and propane.  Entech technology will supply two renewable energy outputs, electricity and hot water; allowing clients more efficient energy solutions, rather than stand alone solar electric or solar thermal systems.  The market for our solutions is large and robust with natural gas being used to supply more than 20% of the country’s energy needs.  We believe ENTECH’s natural gas displacement technologies will make increasing economic sense for clients.

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

Condensed Consolidated Pro Forma Statement of Operations

(unaudited)

	Nine Months Ended		Nine Months Ended
	September 30, 2008		September 30, 2007
	As Presented	Pro Forma	As Presented	Pro Forma
Revenues	$23,070,304	$23,103,385	$7,555,981	$8,138,085

Net Loss	(23,151,437)	(23,420,797)	(8,720,327)	(10,480,150)

Net Loss Attributable to Common Shareholders	(38,681,915)	(38,951,275)	(8,751,186)	(10,511,009)

Net loss per basic and diluted shares	$(0.19)	$(0.19)	$(0.05)	$(0.06)

Note (5)   Property and Equipment

Property and Equipment consist of the following at September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
Machinery and equipment	$3,266,679	$284,820
Vehicles	302,550	216,425
Computers	605,502	341,710
Leasehold improvements	2,303,706	779,202
	6,478,437	1,622,157
Less accumulated depreciation and amortization	(657,198)	(154,363)
Property and Equipment, net	$5,821,239	$1,467,794

Depreciation expense and amortization for the three and nine months ended September 30, 2008 was $146,831 and $336,695, as compared to the same periods in 2007 of $23,036 and $42,456, respectively.

The increase in machinery and equipment of $2,981,859 from December 31, 2007 to September 30, 2008 is mainly due to assets purchased for the Company’s manufacturing facility in Fort Worth, TX.    As of September 30, 2008, the Company had made advances on machinery and equipment that had yet to be received, in the amount of $1,896,322.

Note (6)   Intangible Assets

Intangible assets are listed below with associated accumulated amortization as of September 30, 2008 and December 31, 2007.

	September 30, 2008	December 31, 2007
ENTECH trademark	$1,600,000	$—
ENTECH technology	23,750,000	—
Accumulated amortization	(1,666,677)	—
ENTECH intangibles, net	$23,683,323	$—

Non-compete agreement, customer list and trade name	$123,000	$123,000
Accumulated amortization	(123,000)	(96,333)
Non-compete agreement, net	$—	$26,667

Amortization expense for the three and nine months ended September 30, 2008 was $631,671 and $1,690,344, as compared to the same periods in 2007 of $10,000 and $30,000, respectively.

Based on the carrying amount of the intangible assets, and assuming no future impairment of the underlying assets, the estimated future amortization expense is as follows:

Three month period ended December 31, 2008	$625,325
Year ended December 31, 2009	2,500,016
Year ended December 31, 2010	2,500,016
Year ended December 31, 2011	2,500,016
Year ended December 31, 2012	2,500,016
Thereafter	11,457,934
Total future amortization expense	$22,083,323

Note (7)   Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at September 30, 2008 and December 31, 2007:

	As of
	September 30, 2008	December 31, 2007
Accounts payable - contracts	$2,578,019	$4,944,525
Accounts payable - other	352,369	1,449,708
Accrued salaries	527,742	307,424
Accrued interest	1,263	240,734
Accrued warranty reserve	728,403	414,496
Accrued sales commission	—	165,513
Accrued sales and use tax	671,695	1,004,408
Accrued project costs	1,193,796	665,855
Accrued legal expenses	98,441	31,560
Accrued inventory in transit	256,441	—
Other accrued expenses	226,085	172,721
Total	$6,634,254	$9,396,944

Note (8)   Related Party Transactions

In June 2008, the Company received a payment from The Quercus Trust, a principal shareholder, in the amount of $1,023,000. This amount represents payment for a future order of ten Mobile Max units. Until such time that the order is filled and shipped, the payment has been classified as Customer Deposits — Related Party, located on the liability section of the accompanying Condensed Consolidated Balance Sheet.

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

Dividends on the Series B were accrued through September 30, 2004 at the rate of 7%.

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

Dividends on the Series C Convertible Preferred Stock accrue at the annual rate of 6%, payable the first day of each month, except that during the period July 1, 2006 through September 30, 2007 dividends were accrued but not paid.

At September 30, 2008, the accrued dividend payable was $2,170, and was paid in October 2008.  At September 30, 2008, the value of unconverted shares was $440,000.

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

On June 30, 2008, EMCORE Corporation announced that it had agreed to sell 2,000,000 shares of Series D Preferred Stock of WorldWater & Solar Technologies Corp., together with 200,000 Warrants, to The Quercus Trust, a major shareholder of both EMCORE and WorldWater, at a price equal to $6.54 per share of the Series D Preferred Stock. The Series D Preferred Stock is convertible into WorldWater Common Stock at a ratio of 10 to 1, and each of the Warrants entitles the holder to purchase Series D Preferred Stock for a price of $3.17 per share.  The sale by EMCORE to The Quercus Trust of the above-referenced securities was completed on July 22, 2008.

At September 30, 2008, the value of Series D Convertible Redeemable Preferred Stock was $11,179,561.

Series C and D Preferred Stock Classification

The Series C and D Preferred Stock were classified out of permanent equity since they fit certain criteria in paragraph #2 of EITF Topic D-98, however they were not classified as a liability since they did not meet the requirements of a liability. The warrants on the Series D Preferred Stock were classified as a current liability under the guidance established in SFAS No. 150.

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

Conversion of the Series F Convertible Preferred Stock and exercise of the warrants was contingent upon shareholder approval of an increase in sufficient authorized shares. In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” paragraph 13, “any contingent beneficial conversion feature should be measured using the commitment date stock price but not recognized in earnings until the contingency is resolved” the beneficial conversion feature on this instrument was measured as of February 12, 2008, and recorded on June 26,2008 once the contingency was satisfied and the shareholders approved the increase in authorized shares from 275,000,000 to 450,000,000. The Company recorded a beneficial conversion expense of $5,356,113. The detachable warrants issued in connection with the preferred stock resulted in a preferred stock discount of $10,156,113. The fair value of the warrants was determined using the binomial option-pricing model, utilizing the following assumptions:

Risk-free interest rate	2.82%
Volatility	90%
Expected dividend yield	0%
Expected Term	5.5 years
Estimated forfeiture rate	0%
Discount due to marketability	56%
Dilution Factor	13%

Paragraph 8 of EITF 98-5 states that “for convertible preferred securities, any recorded discount resulting from allocation of proceeds to the beneficial conversion feature is analogous to a dividend and should be recognized as a return to the preferred shareholders using the effective yield method” and therefore the total beneficial conversion feature and related warrant discount of $15,512,226 was recorded as a Preferred Stock Dividend in the accompanying Condensed Consolidated Statements of Operations. Additionally, this amount was recognized in full as the Series F Preferred Stock was immediately convertible once the contingency was satisfied, and was automatically converted at such time.

Liquidation Preference

Upon liquidation, holders of the Series C and D Convertible Redeemable Preferred Stock will be entitled to the greater of (1) a per share amount equal to the original purchase price plus any dividends accrued but not paid and (2) the amount that the holder would receive in respect of a share of Series C and D Convertible Redeemable Preferred Stock if immediately prior to dissolution and liquidation, all shares of Series C and D Convertible Redeemable Preferred Stock were converted into shares of common stock. The liquidation preference of Series C and D is $437,830 and $13,500,000, respectively at September 30, 2008.

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

On February 12, 2008, the Company issued warrants to purchase 29,000,000 shares of common stock at a per share price of $1.815, in conjunction with the Stock and Warrant Purchase Agreement entered in on February 12, 2008 between the Company and The Quercus Trust. Exercise of these warrants was subject to receipt of the approval by the Company’s common shareholders to increase the number of authorized common shares from 275,000,000 to 450,000,000.  This approval was provided at the June 26, 2008 Special Shareholder’s Meeting.

On September 28, 2007, the Company issued warrants to purchase 9,000,000 shares of common stock at a per share price of $1.815, as part of a Stock and Warrant Purchase Agreement entered into with The Quercus Trust on September 28, 2007.  Exercise of these warrants was subject to receipt of the approval by the Company’s common shareholders to increase the number of authorized common shares from 275,000,000 to 450,000,000.  This approval was provided at the June 26, 2008 Special Shareholder’s Meeting.

In the nine months ended September 30, 2008, the Company raised $378,631 through the exercise of 2,092,324 warrants to purchase common stock at an average price of $0.35 per share.

Warrant transactions consisted of the following during the nine months ended September 30, 2008:

	Exercisable
	Warrants	Stock Price
Warrants Outstanding As of December 31, 2007	13,484,226	$0.32
Warrants Issued in 2008	29,000,000	1.82
*Warrants Issued in September 2007	9,000,000	1.82
Exercise of Warrants	(2,092,324)	0.35
Warrants Cancelled	(493,172)	0.25
Warrants Outstanding As of September 30, 2008	48,898,730	$1.48

*                 Warrants issued in September 2007, but not available for exercise until the June 2008 shareholders’ vote in favor of an increase in common shares from 275,000,000 to 450,000,000.

•                  Warrants outstanding expire as follows:

	Warrants	Strike
Year	Expiring	Price
2008	25,000	$0.15
2009	5,064,670	0.23
2010	—	—
2011	3,518,860	0.30
2012	2,290,200	0.51
2013	38,000,000	1.82
	48,898,730	1.48

Note (11)   Commitments and Guarantees

The Company’s commitments and guarantees as of September 30, 2008, for the remainder of 2008 and the years 2009 through 2012 and thereafter are estimated below:

	2008	2009	2010	2011	2012	Thereafter	Total
Employment obligations	$373,295	$1,265,680	$1,082,347	$316,667	$—	$—	$3,037,989
Renewable energy credit guarantee obligations	32,128	64,701	64,701	64,701	35,514	—	261,745
Operating lease payments	225,367	829,469	772,631	772,631	772,631	3,516,555	6,889,284
Total	$630,790	$2,159,850	$1,919,679	$1,153,999	$808,145	$3,516,555	$10,189,018

Operating Leases

New Jersey

The Company’s executive office, research and development facility is housed in a 30,000 square foot site located at 200 Ludlow Drive, Ewing, New Jersey 08638. The facility is leased under an operating lease commencing July 1, 2007, and expiring June 30, 2015.

Colorado

In September 2007, the Company opened a sales and technical support office in Greenwood Village, CO under a six month lease that expired on February 29, 2008.  The Company now leases the facilities on a month to month basis.

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

On March 7, 2008, the Company’s ENTECH subsidiary entered into a lease for a 71,000 square foot manufacturing facility in Fort Worth, TX.  The lease is for a period of ten years and provides for monthly payments that include rental expense, real estate taxes & common area maintenance of $42,061 per month for the first five years of the lease and payments of $46,395 in the final five years.   On March 7, 2008, the Company executed a guaranty of ENTECH’s obligations under the lease.

Employment Agreements

On December 18, 2006, the Company entered into a five-year employment agreement with Mr. Kelly, our former Chief Executive Officer and current Chairman, effective January 1, 2007. Adjusted compensation under the agreement is $250,000 annual salary and up to $1,200 per month auto allowance. Mr. Kelly participates in the Company’s “fringe benefits” including health coverage and the maintenance of a whole life policy. The benefits continue if employment is terminated without cause or by reason of death or disability to Mr. Kelly or his estate for the remaining term of the agreement or a period of 24 months, whichever is longer. Effective January 19, 2007, Mr. Kelly was granted 5,000,000 stock options at an exercise price of $0.40, fair market value at the date of the grant. These shares will vest twenty percent (20%) per year, with the first twenty percent (20%) vesting immediately upon the grant of the options and the remaining options vesting twenty percent (20%) per year on the annual anniversary of the initial grant.

On February 5, 2007 the Company entered into an employment agreement with Dr. Frank W. Smith, Chief Executive Officer, with a term that expires February 4, 2010. Annual compensation under the agreement is $200,000, which included an initial grant of 600,000 stock options vesting over the term of the employment agreement.

On March 18, 2008, the Company entered into an employment agreement with Robert A. Gunther, the Company’s Senior Vice President and General Counsel. The Agreement provides for a three year term and an annual base salary of $200,000. Mr. Gunther will receive options to purchase 300,000 shares of the Company’s common stock under the terms of the Company’s 1999

Incentive Stock Option Plan (the “Plan”), subsequent to the approval of the Company’s stockholders to an increase in the number of authorized shares of common stock in the Plan, which was approved on June 26, 2008. The options were granted upon final board approval on September 4, 2008.

Note (12)   Contingencies

The Company is subject to various claims and suits from time to time in the ordinary course of its business. The Company is not aware of any pending or threatened litigation that could have a material adverse effect on the Company’s business, financial condition or results of operations.

Note (13)   Supplemental Disclosure of Cash Flow Information

	Nine months Ended September 30, 2008	Nine months Ended September 30, 2007
Cash paid for interest	$40,000	$21,854
Issuance of Stock in lieu of interest	77,376	—
Issuance of Stock for services	110,359	—
Issuance of Series E Convertible Preferred Stock for Common Stock	27,383,000	—
Issuance of Common stock for acquisition of ENTECH	42,295,084	—
Conversion of promissory note into Convertible Preferred Series F	6,000,000	—

Note (14) Cost and estimated earnings / losses in excess of billings

The Company has entered into a Power Purchase Agreement (PPA) with a municipality in New Jersey in connection with the construction of a 454 kilowatt roof-mounted solar system.  For the past several months, the company has been actively pursuing financing for this project and more recently has been in negotiations to finalize the financing.  The Company believes that the financing will be in place by December 31, 2008.

In anticipation of securing the financing, the Company has incurred $2,539,000 of project cost, and in addition, has placed $623,000 in escrow in lieu of a performance bond.  As of September 30, 2008, the $2,539,000 of project cost is included in Cost in excess of earnings / losses in excess of billings and the $623,000 escrow is classified as Letter of Credit, both in the Current Assets section of the accompanying Condensed Consolidated Balance Sheets.

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

OVERVIEW

WorldWater & Solar Technologies Corp. is a solar engineering and project management and manufacturing company with unique, high-powered solar electric technology and expertise, providing alternative energy solutions to a wide variety of customers. WorldWater’s business has and will continue to focus on domestic markets, principally in California, New Jersey, and other states with favorable alternative energy incentives.  With the recent extension of Federal tax incentives, the Company will continue to address the needs of commercial and industrial customers, in both the public and private sectors by providing and installing solar solutions that provide fixed cost energy solutions. In addition, the Company will continue to selectively submit proposals to the United

States government and foreign governmental agencies in need of solving critical water supply and energy problems by leveraging the Company’s proprietary solar technology.

On January 28, 2008, the Company completed the acquisition of ENTECH, Inc. (“ENTECH”).  With the combined technologies of the Company and ENTECH, the Company believes its solar systems will be capable of generating and delivering electrical and thermal solar energy solutions at competitive prices. We believe ENTECH solar can become a leading solutions supplier to both industrial and commercial clients who are dealing with the long term price volatility of oil, natural gas and propane. Entech technology will supply two renewable energy outputs, electricity and hot water; allowing clients more efficient energy solutions, rather than stand alone solar electric or solar thermal systems. The market for our solutions is large and robust with natural gas being used to supply more than 20% of the country’s energy needs. We believe ENTECH’S natural gas displacement technologies will make increasing economic sense for clients.

Competition for systems similar to ENTECH are limited and we believe our long term plans to commercialize our technologies will allow us to penetrate the market in an effective manner. We have superior optics technology making our systems both durable and reliable.  In addition, we possess a range of detailed long term product development plans and a skilled senior management team allowing us to expand our reach into the market.

ENTECH’s patented concentrator technology allows for the installation of large solar “farms” with greatly reduced requirements for solar cell materials (silicon or multi-junction). Due to the advantages of ENTECH’s concentrator, significantly less amounts of silicon used in flat plate solar modules is required by current ENTECH modules to generate the same electrical power. Consequently, the ENTECH technology greatly lessens the impact of the silicon material. For solar electric only applications, or those without the need for solar thermal, ENTECH is a highly scalable technology which can be configured from less than 1 MW to 100 MW applications.

Federal government tax incentives extended through 2016 combined with the expected formation of the financial markets trading in carbon credits; we expect the long term prospects for solar renewables to remain strong.

The Company moved into a new facility in Fort Worth, Texas in July 2008. The 71,000 square foot center has a planned capacity for 200 Megawatts of production. ENTECH has already taken delivery of certain testing equipment and machinery for the initial 50 MW line, and continues the development of its manufacturing processes of concentrator systems for introduction to the marketplace in 2009.

The Company continues to move from an entrepreneurial operating mode to that of a fast growth company.  In this connection, we have revamped and reorganized our senior management team, reduced head count in non essential areas reduced our reliance on third party sales consultants and focused our sales team on specific market verticals. In addition, significant effort is being made towards the development of policies, procedures and processes to bring greater efficiency and effectiveness to all areas of the business, with particular emphasis on the technical, commercial and financial evaluation of prospective projects through increased reliance on analytical modeling software to result in the successful execution and profitability of awarded contracts.

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

The Company performed a sensitivity analysis to determine the impact of fluctuations in our estimates for our allowance for doubtful accounts. As of September 30, 2008, the allowance for doubtful accounts was $328,263. A change in estimate by plus or minus one percent of the account receivable balance, the impact would be an additional $25,323 of income or expense.

SHARE-BASED COMPENSATION

The company measures and recognizes compensation expense at fair value for all stock-based payments to employees and directors as required by SFAS No. 123R applied on the modified prospective basis.

Under the modified prospective approach, SFAS No. 123R applies to new grants of options and awards of stock as well as to grants of options that were outstanding on January 1, 2006, the date of adoption, and that may subsequently be repurchased, cancelled or materially modified. Under the modified prospective approach, compensation cost recognized for the three and nine months ended September 30, 2008 and 2007 included compensation costs for all share-based payments granted prior to but not yet vested on, January 1, 2006, based on fair value as of the prior grant-date and estimated in accordance with the provisions of SFAS No. 123R.

The Company is in a net operating loss position; therefore, no excess tax benefits from share-based payment arrangements have been recognized for the nine months ended September 30, 2008.

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

ACCOUNTING FOR INCOME TAXES

The Company is required to estimate its income taxes in each of the jurisdictions in which it operates as part of its condensed consolidated financial statements. This involves estimating the actual current tax in addition to assessing temporary differences resulting from differing treatments for tax and financial accounting purposes. These differences together with net operating loss carry-forwards and tax credits may be recorded as deferred tax assets or liabilities on the balance sheet. A judgment must then be made of the likelihood that any deferred tax assets will be recovered from future taxable income. To the extent that the Company determines that it is more likely than not that deferred tax assets will not be utilized, a valuation allowance is established. Taxable income in future periods significantly different from that projected may cause adjustments to the valuation allowance that could materially increase or decrease future income tax expense. As of September 30, 2008 and December 31, 2007, an allowance equal to 100% of the deferred tax asset was recorded.

RESULTS OF OPERATIONS—QUARTER ENDED SEPTEMBER 30, 2008 (Amounts are rounded to the nearest thousand)

Contract Revenue.  Contract revenue for the three months ended September 30, 2008 amounted to $6,470,000. Ninety percent of the quarter’s revenue was generated by the Denver International Airport and Valley Center, CA projects, and the sale of panels and engineering services to a third-party installer, with the revenue amounts of $992,000, $3,646,000, and $1,180,000, respectively. All contract revenue was generated by domestic projects. The Company had contract revenue of $4,369,000 in the quarter ended September 30, 2007.

Cost of Contract Revenue.  Cost of contract revenue consists primarily of third-party construction and installation expense, materials and supplies required for construction and component equipment, including solar panels, solar array, inverters, and meters.  Included in this amount is a provision for loss on contracts in the amount of $569,000 for the three months ended September 30, 2008.  No loss provision amounts were recorded for the same period in 2007.

Gross Profit (Loss) on Contracts.  The Company generated a gross loss on contracts totaling $2,298,000 in the third quarter of 2008, as compared to the third quarter of 2007 when a gross profit of $564,000 was recorded. The 2008 gross loss is the result of the following: two projects — one in Valley Center, CA and the other in Windsor, CA., that incurred losses of $525,000 and $1,557,000, respectively, plus unabsorbed factory overhead of $556,000 at our Entech manufacturing facility, warranty provision of $95,000, offset by $435,000 of gross profit on the balance of the Company’s projects.

The gross loss on the Valley Center project is the result of revised cost estimates (in compliance with SOP 81-1), and is additive to the gross loss of $2,234,000 recognized in the quarter ended June 30, 2008.  The Windsor project loss of $1,557,000 represents unrecoverable costs incurred by the Company in connection with a contract to construct a 783 kilowatt solar power generating system.  This contract was terminated by the Company on September 26, 2008.  After many months of effort on the part of the Company, financing for this project, with terms acceptable to the Company, was not achieved and the financing contingency of the agreement was invoked.  The $1,557,000 represents project costs incurred in anticipation of the financing being secured, and costs associated with the contract termination, including the satisfactory resolution of all customer and supplier claims.

Marketing, General and Administrative Expenses (MG&A.)  MG&A expenses for the quarter ended September 30, 2008, amounted to $5,087,000, compared to $3,877,000 in the third quarter of 2007, an increase of $1,210,000. The quarter to quarter increase is primarily made up of higher expenses in the following categories: Salary, Wages and Benefits are up $743,000 due to increased headcount, employee stock option awards, and severance expense, Amortization of the Entech intangible assets, new in 2008, is $622,000, Depreciation expense is up $124,000 mainly due to depreciation of machinery and equipment placed into service in our Texas manufacturing facility in late 2007, for which significant leasehold improvements were made.  These higher expenses are offset by lower expenses in the following categories: recruiting expense of $125,000, legal expense of $78,000 and other expenses, net of $76,000.

Research and Development Expense.  Research and development expense consists primarily of salary expense for internal personnel, and related personnel costs, as well as prototype costs incurred to improve the design of the Company’s installations, and expand the Company’s product line. Research and development are critical to the Company’s strategic objectives of enhancing its technology to meet the requirements of its targeted customers. The Company expects to maintain, if not increase, its current level of expenditure for research and development on a going-forward basis. Research and development expenses incurred in the quarter ended September 30, 2008 were $43,000, as compared to $552,000 in the third quarter of 2007. The decrease of $509,000 from the same period in 2007 is primarily due to a $500,000 charge to R&D in the third quarter of 2007 for Entech R&D start-up.

Loss from Operations.  In the quarter ended September 30, 2008, the Company incurred a loss from operations of $7,428,000, an increase of $3,563,000 over the $3,865,000 loss during the same period in 2007.  The increased loss is primarily due to increases in contract losses and MG&A expenses, discussed in the Gross Profit (Loss) on Contracts and MG&A sections above.

Beneficial Conversion and Warrant Amortization. This expense is a non-cash charge incurred as a result of the market price of the Company’s common stock on the date of issuance of convertible notes being higher than the effective conversion price of the convertible notes being issued. There were no Beneficial Conversion charges in the third quarter of 2008, as compared to $32,000 in the same quarter in 2007. This decrease is attributable to the amortization of the July 2005 convertible notes, using the effective interest method.

Interest Income (Expense), net.  This amount was $30,000 for the quarter ended September 30, 2008, a decrease of $114,000 from the same period in 2007. The interest income decrease is a result of lower cash investment income generated in the third quarter of 2008, as compared to private placements completed in the third quarter of 2007.

Net Loss.  In the quarter ended September 30, 2008, the Company incurred a net loss of $7,398,000, an increase of $3,645,000 over the $3,753,000 loss for the comparable quarter in 2007. The increased loss is primarily due to the increased loss from operations of $3,563,000, accompanied by a decrease in Interest Income (Expense), net, of $114,000; all of which are described in detail above.

Preferred Stock Dividends. These dividends are associated with Series C Preferred Stock, and are accrued for at an interest rate of 6%, paid monthly. In the quarter ended September 30, 2008, the Company recorded an expense of $9,000, as compared to

$8,000 in the second quarter of 2007.

RESULTS OF OPERATIONS—NINE MONTHS ENDED SEPTEMBER 30, 2008 (Amounts are rounded to the nearest thousand)

Contract Revenue.  Contract revenue for the nine months ended September 30, 2008 amounted to $22,295,000. Fresno Airport and Denver Airport projects, along with a Valley Center, CA Water District project and the sale of panels and engineering services to a third-party installer, account for 92% of the contract revenue, with amounts totaling $2,336,000, $13,273,000, $3,646,000, and $1,180,000; respectively. All contract revenue was generated by domestic projects. The Company had contract revenue of $7,556,000 in the nine months ended September 30, 2007.

Revenue – Related Party.   Contract Revenue – Related Party for the nine months ended September 30, 2008, amounted to $775,000, and related to the sale of ten MobileMaxPure® units to a principal shareholder. There was no related party revenue recorded in the nine months ended 2007.

Cost of Contract Revenue.  Cost of contract revenue consists primarily of third party construction and installation expense, materials and supplies required for construction and component equipment, including solar panels, solar array, inverters and meters.  Included in this amount is a provision for losses on contracts in the amount of $1,765,000 for the nine months ended September 30, 2008.  No amounts were recorded for the same period in 2007.

Cost of Revenue – Related Party.  Cost of contract revenue – related party consists primarily of third party assembly and installation expense, materials and supplies required for construction and component equipment, including solar panels, solar array, inverters and meters.

Gross Profit (Loss) on Contracts.  The Company generated gross losses on contracts totaling $7,626,000, for the nine months ended September 30, 2008, as compared to 2007, when a gross profit $1,101,000 was generated. The 2008 gross loss is a result projects at Valley Center, CA, Fresno Airport, Windsor, CA and Denver Airport with gross losses of $2,579,000, $1,939,000, $1,557,000 and $398,000, respectively, in addition to unabsorbed factory overhead of $657,000 at our Entech manufacturing facility, warranty provisions of $345,000 and losses of $151,000 on all other projects. The Windsor project loss of $1,557,000 represents unrecoverable costs incurred by the Company in connection with a contract to construct a 783 kilowatt solar power generating system.  This contract was terminated by the Company on September 26, 2008.  After many months of effort on the part of the Company, financing for this project, with terms acceptable to the Company, was not achieved and the financing contingency of the agreement was invoked.  The $1,557,000 represents project costs incurred in anticipation of the financing being secured, and costs associated with the contract termination, including the satisfactory resolution of all customer and supplier claims.

Gross Profit (Loss) – Related Party.  The Company generated a gross profit on contracts – related party, totaling $102,000 for the nine months ended September 30, 2008. There were no related party contracts in the nine months ended September 30, 2007.

Marketing, General and Administrative Expenses. (MG&A)  MG&A expenses for the nine months ended September 30, 2008, amount to $15,828,000, compared to $9,183,000 in the same period of 2007, an increase of $6,645,000. The increase is due primarily to the following:  Salary, Wages, and Benefits are up $2,890,000 due to increased headcount and severance payments, Audit and Consulting expenses are up $1,010,000 due to Sarbanes-Oxley compliance, costs related to the ENTECH acquisition, fees associated with SEC restatement review, and the increased utilization of strategic consultants; General Office & Facility Expenses are up $520,000 due to increased staff ; Insurance is up $170,000 due to additional staff and increased coverage necessary for higher-dollar bid proposals; Amortization of the Entech intangible assets, new in 2008, is $1,660,000, Depreciation is up $280,000, mainly due to the acquisition of ENTECH and the move to a new facility in Ewing, in late 2007, and several other expense categories, that in total, have increased $275,000.  These higher expenses are offset by lower recruiting expense of $160,000.

Research and Development Expense.  Research and development expense consists primarily of salary expense for internal personnel, and related personnel costs, as well as prototype costs incurred to improve the design of the Company’s installations, and expand the Company’s product line. Research and development are critical to the Company’s strategic objectives of enhancing its technology to meet the requirements of its targeted customers. The Company expects to maintain, if not increase, its current level of expenditure for research and development on a going-forward basis. Research and development expenses incurred in the nine months ended September 30, 2008 were $141,000, as compared to $670,000 in the same period in 2007. The decrease from the same period in 2007 relates to a one-time $500,000 charge to R&D in the third quarter of 2007 for Entech R&D start-up.

Loss from Operations.  In the nine months ended September 30, 2008, the Company incurred a loss from operations of $23,494,000, an increase of $14,742,000 over the $8,752,000 loss during the same period in 2007.  The increased loss is primarily due to the increases in project losses and MG&A expenses discussed in the Gross Profit (Losses) and MG&A expense sections above.

Beneficial Conversion and Warrant Amortization. This expense is a non-cash charge incurred as a result of the market price of the Company’s common stock on the date of issuance of convertible notes being higher than the effective conversion price of the convertible notes being issued. In the nine months ended September 30, 2008, the Company recorded an expense of $50,000, as compared to $94,000 in the same period in 2007.

Interest Income (Expense), net.  This amount was $393,000 for the nine months ended September 30, 2008, an increase of $268,000 compared to the same period in 2007. The positive increase is a result of a one-time interest accrual reversal of $145,000, along with an increase in interest income of approximately $123,000, based on cash investment income generated by capital raises conducted in the third quarter of 2007, and the first quarter 2008.

Net Loss.  In the nine months ended September 30, 2008, the Company incurred a net loss of $23,151,000, an increase of $14,431,000 over the $8,720,000 loss for the comparable period in 2007. The increased loss is primarily due to the increased loss from operations of $14,742,000, offset by increases in Interest Income (Expense), net, of $268,000; all of which are described in detail above.

Preferred Stock Dividends. These dividends are associated with Series C and F Preferred Stock. The Series C dividends and are accrued for at an interest rate of 6%, paid monthly. In the nine months ended September 30, 2008, the Company recorded an expense of $18,000, as compared to $31,000 in the same period in 2007. Also in the nine months ended September 30, 2008, an expense for $15,512,000 was recorded in regard to the warrant valuation and beneficial conversion charge associated with the Series F Preferred Stock and Warrants.

Cash Flows from Operating Activities

	Nine months ended September 30,
	2008	2007
Net Cash Used in Operating Activities	$(24,528,357)	$(7,948,642)

In the nine months ended September 30, 2008, the Company had an increase in net cash used in operating activities of $16,579,715 in a period when the Company had an increase in net loss attributable to common shareholders of $23,930,729. These changes in working capital items relate mainly to the significant increase in job contracts from 2007 to 2008, along with an increase in staffing to coincide with the growth of the Company. An analysis of the increased loss is above in the RESULTS OF OPERATIONS discussion. Below is a reconciliation of the increase in net cash used in operating activities.

Increases (decreases) in non-cash charges:
Accretion of Preferred Stock Dividends – Series C	18,252
Preferred Stock Dividends – Series F	15,512,226

Increases (decreases) in non-cash charges:
Beneficial conversion and warrant amortization	(43,410)
Stock-based employee compensation cost	(299,873)
Amortization of intangibles and loan origination costs	1,660,344
Issuance of stock for services	(136,636)
Issuance of options and warrants for services	213,528
Share based non-employee compensation	(8,500)
Issuance of stock in lieu of interest	51,639
Depreciation	294,239
Accrued losses on contracts	1,765,414
Bad debt expense	47,382
Other	12,414
19,087,019
Changes in timing of cash receipts and disbursements related to working capital items	(5,736,005)
13,351,014
Change in net loss attributable common shareholders - 2008 compared to 2007	(29,930,729)
Increase in net cash used in operating activities	$(16,579,715)

Cash Flows from Investing Activities

	Nine months ended September 30,
	2008	2007
Net Cash Used in Investing Activities	$(8,547,715)	$(1,432,304)

In the nine months ended September 30, 2008, investing activities included the purchase of ENTECH.  In the nine months ended September 30, 2007, investing activities included the deferred acquisition costs and advances to ENTECH Inc. 2008 investing activities also included advances on machinery and equipment relating to the new facility being leased in Texas.

Cash Flows from Financing Activities

	Nine months ended September 30,
	2008	2007
Net Cash Provided By Financing Activities	$36,623,498	$21,760,526

In the nine months ended September 30, 2008, the Company financed its operations principally through the issuance of common stock as the result of private sales and the exercise of warrants and stock options. The Company accounts for transactions with non-employees, in which financing, goods or services are the consideration received for the issuance of equity warrant instruments under the fair value method. The fair value of warrants issued is calculated using the Black-Scholes pricing model.

On February 13, 2008 the Company announced that it had raised $29.64 million from The Quercus Trust in a private placement of 16,629 shares of WorldWater Series F Convertible Preferred Stock at a price of $1,782 per share.

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2008, the Company’s current ratio was 2.82 compared to 2.19 at December 31, 2007. As of September 30, 2008, the Company had $21,310,000 of working capital compared to working capital of $14,216,000 as of December 31, 2007. Cash and cash equivalents were $10,421,000 as of September 30, 2008, as compared to $6,873,000 as of December 31, 2007.

The Company has historically financed operations and met capital expenditures requirements primarily through sales of capital stock and solar system equipment sales. Management plans to continue to raise funds through the sale of capital stock.

On February 13, 2008 the Company announced that it had raised $29.64 million from The Quercus Trust in a private placement of 16,629 shares of WorldWater Series F Convertible Preferred Stock at a price of $1,782 per share.

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

We believe that our existing cash balance, revenues from sales of solar systems, together with our other existing financial resources, including our ability to raise additional capital, should be sufficient to meet our operating and capital requirements at least through the second quarter of 2009. Beyond that, an additional capital raise will be required to support the operating and capital requirements of the Company.

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

Change in internal controls over financial reporting

As of September 30, 2008, there was one change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company implemented a new general ledger system effective January 1, 2008.

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

The Company has currently engaged an experienced accountant in SEC reporting, on a temporary basis, to assist the Company in year-end Financial and SEC reporting.

The Company has currently engaged an experienced Sarbanes-Oxley coordinator, on a temporary basis, to assist the Company in obtaining year-end SOX compliance.

Financing

While the Company was successful in raising capital in the nine months ended September 30, 2008, the Company does not know whether it will be able to raise additional financing or financing on terms favorable to it in the future. If adequate funds are not available or are not available on acceptable terms, the Company’s ability to fund current operations or otherwise respond to competitive pressures will be significantly limited.

Current economic conditions may cause a decline in business and consumer spending which could adversely affect our business and financial performance.

Our operating results are impacted by the health of the North American economies.  Our business and financial performance, including collection of our accounts receivable, realization of inventory, recoverability of assets including investments, may be adversely affected by current and future economic conditions, such as a reduction in the availability of credit, financial market volatility, recession, etc.

Additionally, we may experience difficulties in scaling our operations to react to economic pressures in the U.S.

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

In October 2008, the FASB issued FASB Staff Position 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (FSP 157-3). This new FSP clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. Some of the key principles illustrated include:

•                  determining fair value in a dislocated market depends on facts and circumstances, and may require the use of significant judgment about whether individual market transactions are forced liquidations or distressed sales and therefore poor indicators of fair value;

•                  when relevant observable market data is not available, the use of assumptions about future cash flows and discount rates may be appropriate in determining fair value; and

•                  the value of broker quotes in determining fair value depends on facts and circumstances, particularly when an active market does not exist.

FSP 157-3 is effective immediately for companies that adopt SFAS No. 157, including with respect to prior periods for which financial statements have not been issued.  The Company has determined that the adoption of this statement did not have a material effect on the consolidated financial statements.

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

Change in internal controls over financial reporting

As of September 30, 2008, there was one change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company implemented a new general ledger system effective January 1, 2008.

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

ITEM 1a.           RISK FACTORS

The Company has historically incurred losses and these losses may continue in the future.

Since 1997, the company has not been profitable. In the nine months ended September 30, 2008, we sustained losses from operating activities of $23,493,859, and the accumulated deficit as of September 30, 2008 was $102,691,522. Future losses are likely to occur. Accordingly, we may experience significant liquidity and cash flow problems and additional operating losses if we are not able to raise additional capital as needed, and on acceptable terms and, in such events, our operations may be reduced or curtailed.

If we are unable to raise additional capital to finance operations, our business operations will be curtailed.

Our operations have relied almost entirely on external financing to fund our operations. Such financing has historically come from a combination of borrowings from, and sale of common and convertible preferred stock to, third parties. We will need to raise additional capital to fund our anticipated operating expenses and future expansion. Among other things, external financing will be required to cover our operating and capital costs. The sale of our common stock to raise capital may cause dilution to our existing shareholders. Our inability to obtain adequate financing will result in the need to curtail business operations. Any of these events would be materially harmful to our business and may result in a lower stock price.

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

A significant portion of our revenue is expected to be derived from projects which require significant up-front expense to us. Revenues are not realized until the projects are fully financed.  Certain revenue may be realized only after project milestones are met or are completed. Our failure, or any failure by a third-party with which we may contract, to perform services or deliver our products on a timely basis could result in a substantial losses to us.

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

The cost of installing a solar array may be more or less than the cost of grid line extension, depending upon the extent of the grid line extension. However, the cost of generating electricity by solar power may be less expensive than the cost of electric energy from the local electric utility. It should be noted that the cost of electric line extension is usually subsidized by government authorities, which can impact our ability to compete with installation costs.

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

In addition to our marketing efforts in the United States, we selectively market our products to developing nations. The ability of these customers to order and pay for our products and services is dependent on a variety of factors including government approval, adequate funding and vigorous testing procedures. We have experienced significant obstacles in marketing products and services in developing nations, including delays caused by budget constraints, bureaucratic inefficiencies and regime changes.

Our directors are not personally liable and are indemnified for breach of fiduciary duties.

Our Certificate of Incorporation, as amended, provides, as permitted by the Delaware General Corporation Law (“the DGCL”), and with certain exceptions, that our directors shall not be personally liable to us or our stockholders for monetary damages for breach of fiduciary duty as a director. These provisions may discourage our stockholders from bringing suit against a director for breach of fiduciary duty and may reduce the likelihood of derivative litigation brought by stockholders against a director. In addition, our bylaws provide for mandatory indemnification of directors and officers to the fullest extent permitted by the DGCL And our directors have the opportunity to enter into indemnification agreements with the Company.

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

If we fail to promptly correct our deficiencies with respect to internal controls or, once corrected, fail to maintain effective systems, we may not be able to accurately report our financial results. As a result, current and potential stockholders could lose confidence in our financial reporting, which could harm our business and adversely impact the trading price of our common stock.

The Company determined that, as of December 31,2007, it did not have sufficient internal disclosure controls and procedures in place to ensure that (i) information required to be disclosed in reports filed or submitted by the Company under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that (ii) the information required to be disclosed by the Company is accumulated and communicated to the Company’s management to allow timely decisions regarding the required disclosures.

Management is responsible for establishing and maintaining effective internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) so that we are able to provide timely and reliable financial reports. In addition, Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting and have our independent auditors annually attest to our evaluation, as well as issue their own opinion on our internal controls over financial reporting, beginning with our Annual Report on Form IO—K for the fiscal year ending December 31, 2007. Management, including the Company’s former Chief Executive Officer and former Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management applied the criteria based on the “Internal Control — Integrated Framework” set forth by the Committee of Sponsoring Organizations of the Treadway Commission. Our assessment included documenting, evaluating, and testing the design and operating effectiveness of the Company’s internal control over financial reporting. Based upon this evaluation, management concluded that the Company’s internal controls over financial reporting were deficient as they contained a material weakness: The Company did not have sufficient resources in place to ensure timely and accurate financial reporting. The

Company intends to take a number of corrective actions to address this material weakness as promptly as practicable. These actions are expected to include the hiring of additional internal and/or external accounting and financial reporting professionals.

As of September 30, 2008, there was one change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Act of 1934) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting: The Company implemented a new general ledger system effective January 1, 2008. The process of continuing to strengthen our internal controls and complying with Section 404 is expensive and time consuming, and requires significant management attention. We cannot be certain that these measures will ensure that we will promptly have in place adequate controls over our financial processes and reporting or that, once established, we will maintain these controls in the future. Furthermore, if we are able to rapidly grow our business, our internal controls will likely become more complex and will likely require significantly more resources to ensure that our internal controls overall remain effective. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results and/or cause us to fail to meet our reporting obligations. If we or our auditors discover further material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price.

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

We have recently expanded, and plan to continue to expand, our ENTECH manufacturing facilities. As we build additional manufacturing lines or facilities, our fixed costs will increase. If the demand for our solar power products or our production output decreases, we may not be able to spread a significant amount of our fixed costs over the production volume, thereby increasing our per unit fixed cost, which would have a negative impact on our financial condition and results of operations.

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

For example, as a result of our acquisition of ENTECH, we now directly compete with some of our own suppliers of solar cells and panels. As a result, the acquisition could cause one or more solar cell and panel suppliers to reduce or terminate their business relationship with us. Any such reductions or terminations could adversely affect our ability to meet customer demand for solar power systems, and materially adversely affect our results of operations and financial condition..

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

We have benefited from historically low interest rates in recent years, as these rates have made it more attractive for our customers to use debt financing to purchase our solar power systems. Interest rates have fluctuated recently and may eventually continue to rise, which will likely increase the cost of financing these systems and may reduce an operating company’s profits and investors’ expected returns on investment. This risk is becoming more significant to direct sales to financial institutions which sell electricity to end customers under a power purchase agreement. This sales model is highly sensitive to interest rate fluctuations and the availability of liquidity, and would be adversely affected by increases in interest rates or liquidity constraints. Rising interest rates may also make certain alternative investments more attractive to investors and therefore lead to a decline in demand for our solar power systems, which could have a material adverse effect on our business and results of operations.

The value of acquisitions is shown on our financial statements as of the time that the transaction is consummated.  Subsequent changes in business outlook could materially and adversely affect the valuation.

The Company values acquisitions at the time the acquisition is consummated and as may be reflected in the acquisition agreement.  From time to time the Company is required to re-assess the value of the acquired asset or business.  Material changes in the prospects for the growth and development of the business may result in impairment charges.  Such charges may be perceived negatively by investors, possibly resulting in a reduction in the Company’s stock price.

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

The current Entech products also rely upon a number of sole-source vendors.  These sole-source relationships place the company at high risk for failure to receive the needed components timely and may subject Entech to  unexpected price increases.  Further, these components are often unique and second sources may not be readily available.  Inability to secure such components could have a material adverse effect upon the Company’s product development schedule, revenue, and profitability and could expose the Company to liability for failing to meet customer demands.

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

Maintaining effective disclosure controls and procedures and internal control over financial reporting is necessary for us to produce reliable financial reports and is important in helping to prevent financial fraud. We are currently subject to certain provisions of the Sarbanes-Oxley Act of 2002 and the related rules of the Securities and Exchange Commission, which require, among other things, our management to make quarterly assessments of the effectiveness of our disclosure controls and procedures. In the future, we will be subject to additional requirements to annually assess and report on our internal control over financial reporting and our independent registered public accounting firm will be required to issue a report on management’s assessment of our controls and procedures, which will be included in our annual reports filed with the Securities and Exchange Commission.  We are continuing to evaluate the strength of ENTECH’s disclosure controls and procedures and internal control over financial reporting. If we identify any significant deficiencies or material weaknesses in ENTECH’s disclosure controls and procedures and internal control over financial reporting , we will be required to spend time and money to remedy those deficiencies. If we are unable to sufficiently integrate ENTECH’s disclosure and control structure into our structure or correct any deficiencies we identify in a timely manner, we may conclude that these circumstances constitute a material weakness in disclosure controls and procedures and/or internal control over financial reporting and that our disclosure controls and procedures and/or internal control over financial reporting was not effective. Investors could lose confidence in our reported consolidated financial information as a result, and the market price of our common stock could decline.

•	ENTECH’s success depends upon its ability to achieve certification of its products.

In order to successfully commercialize its technology, Entech needs to certify its products to meet a number of US and international standards.  The certifications require that the products satisfy a number of safety, quality, and reliability criteria.  We do not know as yet whether or not the current Entech product designs and workmanship quality meet these standards.  If they don’t, then the products will need to be re-designed, if possible, in order to become compliant with the applicable standards.  If the product cannot be re-designed or the Company believes that it is not cost effective to do so, then the product will not be sold widely.  In addition, delays in completing and achieving the required certifications may adversely affect product development schedules, delay contract signing and revenue recognition, and could have a material adverse effect on the business.

Risks related to the combined company

•      The combined company may not realize the anticipated benefits of the merger due to the challenges associated with integrating the companies or other factors.

The success of the merger will depend in part on the success of management of the combined company in integrating the operations, technologies, business, financial accounting systems and personnel of the two companies. The inability of the combined company to meet the challenges involved in integrating successfully the operations of ENTECH and WorldWater or otherwise to realize any of the anticipated benefits of the merger could seriously harm the combined company’s results of operations. In addition, the overall integration of the two companies may result in unanticipated operations problems, expenses, liabilities and diversion of management’s attention. The challenges involved in integration include:

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

We are invested in a Power Purchase Agreement (PPA) whereby financing has not yet been obtained.

The Company currently is involved in a project whereby financing has not yet been established as of November 10, 2008. Should the Company not be able to secure financing by final completion of the project (expected to be no later than December 31, 2008) the Company will own the structure and absorb 100% of the value of the project, net of any impairment, which would be a period expense to the P&L.

We have historically incurred losses and losses may continue in the future.

Since 1997, we have lost money. In the nine months ended September 30, 2008, we sustained losses from operating activities of $23,493,859; the accumulated deficit as of September 30, 2008 was $102,691,522. Future losses are likely to occur. Accordingly, we may experience significant liquidity and cash flow problems and additional operating losses if we are not able to raise additional capital as needed and on acceptable terms and, in such events, our operations may be reduced or curtailed.  We believe that our existing cash balance, revenues from sales of solar systems, together with our other existing financial resources, including our ability to raise additional capital, should be sufficient to meet our operating and capital requirements at least through the second quarter of 2009.  Beyond that, an additional capital raise will be required to support the operating and capital requirements of the Company.

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

We are authorized to issue 10,000,000 shares of preferred stock and 5,773,968 preferred shares are currently issued and outstanding.  The Board of Directors is authorized under our Certificate of Incorporation to provide for the issuance of additional shares of preferred stock by resolution, and upon filing a certificate of designations under Delaware law, to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof, without any further vote or action by the stockholders.  Any shares of preferred stock so issued are likely to have priority over the common stock with respect to dividend and/or liquidation rights.  In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control, which could have the effect of discouraging bids for our Company and thereby prevent stockholders from receiving the maximum value for their shares.  We have no present intention to issue any additional shares of our preferred stock but there can be no assurance that preferred stock will not be issued at some time in the future.

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

WorldWater & Solar Technologies Corp.
(Registrant)

By:	/s/ FRANK W. SMITH	Date:	November 10, 2008
Frank W. Smith
Chief Executive Officer

By:	/s/ JAMES G. VITTOR		November 10, 2008
James G. Vittor
Chief Accounting Officer