Form 10-K
period 2008-12-31
ENTECH SOLAR, INC.
filed 2009-03-17
CIK 811271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

Commission file number: 000-16936

Entech Solar, Inc.
(formerly WorldWater & Solar Technologies Corp.)
(Name of issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0123045 (I.R.S. Employer Identification Number)
13301 Park Vista Blvd, Suite 100, Fort Worth, Texas (Address of principal executive offices)	76177 (Zip Code)

Issuer's telephone number    (817) 379-0100

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

         Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

         On June 30, 2008 the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $126,297,000.

         As of March 9, 2009 the Registrant had outstanding 237,200,046 shares of Common Stock and 5,503,968 shares of Preferred Stock.

DOCUMENTS INCORPORATED BY REFERENCE

         Parts of the registrant's definitive proxy statement for the registrant's Annual Meeting of Stockholders for the fiscal year ended December 31, 2008 are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Securities Exchange Act of 1934 and the Securities Act of 1933, which are subject to risks, uncertainties and assumptions that are difficult to predict. All statements in this Annual Report on Form 10-K, other than statements of historical fact, are forward-looking statements. These forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include statements, among other things, concerning our business strategy, including anticipated trends and developments in and management plans for, our business and the markets in which we operate; future financial results, operating results, revenues, gross profit, operating expenses, products, projected costs and capital expenditures; research and development programs; sales and marketing initiatives; and competition. In some cases, you can identify these statements by forward-looking words, such as "estimate", "expect", "anticipate", "project", "plan", "intend", "believe", "forecast", "foresee", "likely", "may", "should", "goal", "target", "might", "will", "could", "predict" and "continue", the negative or plural of these words and other comparable terminology. Our forward-looking statements are only predictions based on our current expectations and our projections about future events. All forward-looking statements included in this Annual Report on Form 10-K are based upon information available to us as of the filing date of this Annual Report on Form 10-K. You should not place undue reliance on these forward-looking statements. We undertake no obligation to update any of these forward-looking statements for any reason. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these statements. These factors include the matters discussed in the section entitled "Item 1A: Risk Factors" and elsewhere in this Annual Report on Form 10-K. You should carefully consider the risks and uncertainties described under this section.

PART I.

ITEM 1.    BUSINESS

OVERVIEW

        Entech Solar, Inc. ("Entech Solar", the "Company", "we", "us", and "our"), formerly WorldWater & Solar Technologies Corp. ("WorldWater"), intends to become a leading provider of low-cost, distributed, concentrating solar energy systems, products and services. The Company designs, manufactures and installs solar energy systems that provide electricity and thermal energy in commercial and industrial applications as well as in the public sector.

        On January 28, 2008, the Company completed the acquisition of ENTECH, Inc. ("ENTECH"), a Fort Worth, Texas company which has operated for 25 years in the concentrating photovoltaic ("CPV") industry. ENTECH has received development funding from and/or installed CPV systems for NASA, Sandia National Laboratories, Department of Energy, Department of Defense and major U.S. utilities and corporations.

        Currently, we have ceased marketing our prior product offerings and our primary business strategy is to develop new solar energy products and services utilizing the ENTECH CPV technology. The Company seeks to leverage the combined technologies of our legacy company, WorldWater, and the technologies which we obtained from our acquisition of ENTECH, Inc., to become a leading supplier of concentrating photovoltaic energy solutions to industrial, commercial and public sector clients. We are developing ENTECH CPV technology to improve our ThermaVolt and SolarVolt products as part of providing turnkey, vertically-integrated, CPV energy solutions. We also expect to market ThermaVolt and SolarVolt as stand-alone products to solar integrators utilizing CPV technology. We are focused on becoming low-cost leaders in the solar industry enabling customers to significantly reduce their current costs for electric and thermal energy. We are also focused on harnessing our skylight technologies to provide day-lighting solutions for customers.

        Our target customers are end-users of energy who are interested in reducing their energy costs and the variability of their monthly utility invoices due to the volatility associated with oil and natural gas prices and other energy inputs. We believe Entech Solar can become a leading energy solutions supplier to industrial, commercial and public entity clients.

        We do not expect to have significant revenues from operations during 2009 (other than collections of amounts due in respect of projects entered into during prior years) since our primary focus is to work to commercialize our technology so that we are able to supply two renewable energy outputs, electricity and hot water, at competitive prices. We believe that providing both electricity and hot water will give customers an energy solution that is more efficient and cost-effective than purchasing stand-alone solar electric or solar thermal systems.

        In July 2008, the Company opened an office and production facility in Fort Worth, Texas, where ENTECH was previously located. The 71,000 square foot center has a planned capacity for 200 megawatts ("mW") of concentrator production. The Company has taken delivery of equipment and machinery for the initial 50 mW production line and continues to refine its manufacturing processes in preparation for the introduction of the SolarVolt and ThermaVolt products into the marketplace in 2010.

        We believe that the long term prospects for solar technologies are very good in light of the volatile prices for non-renewable energy sources such as oil and gas, current and anticipated federal and state legislation regulating carbon emissions and the use of fossil fuels, and solar electric and solar thermal government incentives including the Renewable Energy Loan Program, Renewable Energy Manufacturing Investment Credit, and Solar on Federal Property, Schools and the Military program. We believe that we have the technology, skills and experience necessary to become a leading participant in the CPV industry.

CORPORATE HISTORY

        The Company was incorporated in the state of Nevada on April 3, 1985. In April 1997, the Company entered into a reverse merger transaction with WorldWater, Inc., a Delaware corporation formed in January 1984. Following the merger transaction, the Company, operating under the name of WorldWater Corp. engaged exclusively in the solar/water power industry. In June of 2000, the Company shareholders voted to change the state of incorporation from Nevada to Delaware. In June 2005, the Company shareholders voted to change the name of the Company to WorldWater & Power Corp. Effective September 7, 2007, the Company changed its corporate name to WorldWater & Solar Technologies Corp. The Company acquired ENTECH, Inc. on January 28, 2008. On January 12, 2009, the Company changed its name to Entech Solar, Inc. The Company's stock is publicly traded on the NASDAQ OTC Bulletin Board under the symbol ENSL.OB.

IMPLEMENTATION STRATEGY

        We intend to sell both turn-key solar systems to customers and also work with third parties such as solar integrators and project developers to market our products. We plan to manufacture our SolarVolt and ThermaVolt systems and other products at our Fort Worth, Texas production facility. For turn-key systems, the Company will design, engineer and construct systems on-site. In addition, for customers selecting a turn-key system, we expect to be actively involved with the project management process as well as acquisition financing. We believe that marketing our hardware components and assembly expertise to solar integrators and project developers will help us quickly build economies of scale in our production facility and help us secure large multi-mW contracts that will increase revenues as well as increase our visibility as a reliable provider of large systems.

        The Company expects to offer its Skylight technology to expand market potential for its products and generate additional revenue.

 MANAGEMENT

        Our Board of Directors has recently been reconstituted in light of the Company's strategic shift away from providing water system solutions and solar energy based on flat-plate technology to focusing our Company on developing, manufacturing and selling concentrating solar energy systems. Four of the six members on our Board have been appointed by The Quercus Trust, beneficial owner of approximately 35.5% of our common stock. David Gelbaum, co-trustee of The Quercus Trust, became Chairman of our Board on January 12, 2009.

PRODUCTS AND SERVICES

        Our products and services will incorporate the ENTECH CPV technology. We believe this technology can be used to develop low-cost solar energy products and systems that are highly scalable, in part due to reduced requirements for solar cell materials such as silicon or multi-junction cells. As a result, ENTECH solar modules can generate the same electrical power as non-concentrating solar cells but with much less silicon, a raw material often not readily available in the market.

PRODUCTS

        The Company is developing two main product offerings, SolarVolt and ThermaVolt solar systems, as well as a product designed to maximize energy available from skylight.

SolarVolt

        SolarVolt is expected to be a 36 kW ground-mounted, electricity producing solar system comprised of our proprietary modules and a dual axis tracking system. We are engineering SolarVolt so that it can readily scale to larger configurations required by many commercial and industrial users. Laboratory tests indicate that the SolarVolt system concentrates the sun's energy by a factor of 20. Because of the concentrating element, we estimate that the SolarVolt technology uses 95% less silicon material than conventional photovoltaic energy systems. Our proprietary dual-axis tracking system is designed to increase electricity production by ensuring that the system faces the sun at an optimal angle throughout the day. Typical system sizes for the SolarVolt product are expected to range from 1 mW to 10 mW.

ThermaVolt

        ThermaVolt is being designed as a ground-mounted, solar energy system that produces both electricity and thermal energy. Like the SolarVolt system, ThermaVolt is comprised of proprietary modules and the Company's dual axis tracking system. However, ThermaVolt also includes a heat exchanger. The heat exchanger enables the ThermaVolt system to capture both heat and light from the sun and, consequently, to deliver electricity as well as thermal energy, increasing the system's energy output. ThermaVolt customers will have the ability to use alternative energy (electrical or thermal) to hedge against utilities' electric rates and natural gas prices, since these sources generally power hot water heating, space heating and HVAC systems. We expect that typical system sizes for the ThermaVolt product will be between 50 kW and 2 mW.

Skylight Technology

        The Company's tubular skylight technology is intended to redirect natural light from the sky to the work area beneath the skylight. This redirection of the light from the sky is known as collimation and the concentration of the light to the work area results from the Company's use of a Fresnel lens which enhances the transmission of natural light. The presence of collimation enables our product to focus its light output directly inside the work area.

Discontinuation of Flat Plate Technology

        The Company's 2008 acquisition of ENTECH transferred to the Company ENTECH's patented concentrating solar technology. In connection with management's review of the Company's strategic direction, the Company determined, in the first quarter of 2009, that it would discontinue selling conventional solar cells with flat plate technology and focus instead on ENTECH's concentrating solar technology.

Discontinuation of Mobile MaxPure® Technology

        Company management determined in 2008 that no further resources would be invested in developing and selling Mobile MaxPure®. Mobile MaxPure® is a self-contained, trailer-mounted solar-powered system designed to pump and purify water for both drinking and food preparation. On March 6, 2009, the Company sold substantially all of the assets of its Mobile MaxPure® division to Quentin T. Kelly, the Company's founder and former Chief Executive Officer and former Chairman of the Board of Directors.

SERVICES

        The Company intends to offer a range of services including project development, engineering, procurement and construction, and financing, to help develop and support the sales of our SolarVolt and ThermaVolt systems and other systems and products we may develop based upon the ENTECH CPV technology. The Company has extensive experience in the design, engineering, construction, assembly and other services required to provide complete solar-powered solutions to commercial and industrial projects.

MAJOR CUSTOMERS BY GEOGRAPHIC LOCATION

CALIFORNIA

        During 2008, the Company completed three commercial projects with recognized revenue totaling $10.2 million. One residential project, with recognized revenue of $0.1 million in 2008, was completed as of December 31, 2008.

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

COLORADO

        During 2008, the Company completed a 2 megawatt solar system. The solar installation supplies 3.5 million kilowatt-hours of clean energy annually for the customer. This project was completed in 2008 with recognized revenue of $13.5 million.

        There were no sales in 2007 or 2006.

NEW JERSEY

        Three commercial projects were completed in 2008 with recognized revenue of $1.1 million. The Company had one project in progress on which the Company recognized revenue of $3.7 million as of December 31, 2008.

        Two residential projects, with recognized revenue of $0.2 million in 2008, were completed as of December 31, 2008.

        The Company recorded a related party sale to The Quercus Trust, a principal shareholder of the Company's common stock. The Company sold ten Mobile MaxPure® units to The Quercus Trust, recognizing revenue of $0.8 million in the quarter ended March 31, 2008. David Gelbaum, the co-trustee of the Quercus Trust, is the Company's Chairman of the Board of Directors.

        14 commercial projects were completed in New Jersey in 2007 with recognized renvenue of $2,691,901.

        The Company recognized revenue of $34,453 in 2007 from a NJBPU grant for research in the development of cost effective, grid-tied motor drives for photovoltaic applications.

        Three residential projects, with recognized revenue of $323,720 in 2007, were completed as of December 31, 2007.

        In the fourth quarter of 2007, the Company recognized revenue on twelve units of Mobil MaxPure®, via a related party sale to a principal shareholder, The Quercus Trust, in the amount of $900,000.

TEXAS

        The Company earned revenue of $0.2 million from research and development contracts during 2008.

        The Company completed one project in the first quarter of 2007 in Texas, with recognized revenue of $51,274. There were no sales in 2006.

CONNECTICUT

        The Company recognized revenue of $1.2 million during 2008 from the sale to a commercial customer of engineering services and the resale of solar panels from inventory.

        There were no sales in 2007 or 2006.

MARKETING

        The Company's products are expected to be marketed in areas where sunlight has a high degree of direct normal insolation ("DNI"), where weather, pollution or other factors minimally impair sunlight's strength as the light travels. We estimate that SolarVolt and ThermaVolt will perform successfully in locations that receive a minimum of 5kWh/m2/day of direct sunlight. In the United States, we will focus on prospective customers located in the southwestern states, primarily Texas, California, Arizona, New Mexico, Nevada, Utah and Colorado. To the extent we are able to market our products overseas, we are likely to target potential customers in Portugal, Spain, Italy, Greece, and Turkey.

        Prospective customers for the SolarVolt product include organizations that use significant amounts of electricity such as airports, water districts, municipalities, factories, and utilities while potential customers interested in ThermaVolt are likely to have a consistent need for thermal energy in the form of hot water or heating and cooling. We expect that universities, schools, food processing plants, hospitals, hotels, casinos, nursing homes, laundromats, restaurants, correctional facilities, car washes, clubs/spas, and refrigerated warehouses are some of the types of businesses likely to be interested in ThermaVolt.

        To reflect the Company's new strategic direction in developing and commercializing concentrating photovoltaic solar technologies, the Company has changed its name to Entech Solar, Inc. and its website name to www.entechsolar.com, created a new logo and tagline—"Concentrated Heat and Power," and developed a quarterly e-newsletter which will be sent out to potential customers, investors, partners, media contacts and others in order to provide updates on the Company's progress.

Intellectual Property

Patents:

        We currently hold 12 active U.S. patents, one foreign patent, and a number of pending applications covering a number of product offerings including solar optical devices, space solar concentrators, terrestrial solar concentrators, water pumpling system controllers, hybrid power systems, and thermal systems. We are planning additional domestic and international patent applications for our latest solar products in the coming year to extend and further protect our intellectual property (IP) in the marketplace. We are working to further strengthen the Company's IP position for future technological advances and to better establish and protect our products internationally, especially in Europe.

Trademarks and Copyrights:

        With the recent company name change and other significant changes occurring for the company, this area will be expanded to help communicate to the market. We look to trademarks of key product, philosophies, visions, slogans, and other branding techniques to protect our company branding. Recently, Entech Solar, Inc. applied for USPTO trademark registration of its new product offerings named "Concentrated Heat and Power," "SolarVolt" and "ThermaVolt", to add to our existing trademarks. We intend to employ copyrighting to protect our company information including product literature, marketing material, software, and other written documentation.

Confidential Information and Trade Secrets

        As a measure of protection of ideas and processes that are non-patentable, or that we prefer to exclude from the public domain (e.g., manufacturing processes and know-how), in development, we rely significantly on protection of these proprietary processes through trade secrets, vendor relationships and contracts, employment agreements, contractor agreements, and confidentiality agreements for development, supply chain, and internal and external manufacturing processes. We utilize these tools in order to attempt to slow down or prevent proprietary know-how from reaching our competitors, something imperative in the competitive landscape that exists today in our industry.

SOURCE AND AVAILABILITY OF COMPONENTS

        The components in our SolarVolt and ThermaVolt products include structural steel, fabricated aluminum sheet and extrusions, acrylic, silicon solar cells and other materials. Most of these materials are made to our proprietary specifications by vendors such as 3M, DuPont, Tyco and others located both in the United States and in Asia. The Company selects vendors carefully and ordinarily reviews, among other things a prospective vendor's technical expertise, quality of workmanship, ability to service, cost competitiveness and financial stability. Our systems incorporate a limited number of components that are procured on a sole-source basis. Entech Solar works closely with our vendors in these situations and looks to develop secondary sources where possible.

COMPETITIVE CONDITIONS AFFECTING THE COMPANY

        Our business is highly competitive. There are at least 20 start-up firms focused on CPV technology in the United States alone. In addition, we compete with other solar energy providers who use crystalline silicon and thin film technologies, as well as with other providers of alternative energy solutions such as wind-energy and geothermal-energy suppliers, and with conventional power generators.

        Within the CPV market, competitors operate in one of two categories—low concentration (LCPV), such as our SolarVolt, and high concentration (HCPV) technology. HCPV technology usually harnesses more than 200 times, and sometimes as much as 1500 times, the sun's energy. There are many competitors focused on CPV and HCPV technology. With respect to ThermaVolt, we are only aware of a few companies that have attempted to produce electricity and thermal energy from the same product.

GOVERNMENT REGULATIONS

        Compliance with federal, state, and local provisions regarding the production and discharge of materials into the environment is not expected to have a material effect on the Company's capital expenditures, earnings and competitive position. The Company plans to comply fully with the U.S. Foreign Corrupt Practices Act.

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

EMPLOYEES

        As of March 9, 2009, the Company employed 57 people on a full-time basis.

FINANCIAL INFORMATION

        Please refer to the Company's financial statements provided in this Form 10-K for a presentation of the Company's revenues, profit and loss and financial position.

AVAILABLE INFORMATION

        Please refer to the Company's website, www.entechsolar.com, for further information concerning the Company. The Company makes available on its website, free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such reports and amendments are electronically filed with the SEC.

RISK FACTORS

Risks Related to Financing Our Operations

The Company has historically incurred losses and these losses may continue in the future.

        Since 1997, the Company has not been profitable. In the twelve months ended December 31, 2008, we sustained losses from operating activities of $29,926,000, and our accumulated deficit as of December 31, 2008 was $109,233,000. Future losses are likely to occur. Accordingly, we may experience significant liquidity and cash flow problems and additional operating losses if we are not able to raise additional capital as needed and on acceptable terms and, in such event, our operations may be reduced or curtailed.

        Due to, among other factors, our history of recurring losses and negative cash flows, our independent auditors have included an explanatory paragraph in their opinion for the year ended December 31, 2008 as to the substantial doubt about our ability to continue as a going concern. Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which contemplate that we will continue to operate as a going concern. Our financial statements do not contain any adjustments that might result if we are unable to continue as a going concern. Substantial doubt about our ability to continue as a going concern may create negative reactions to the price of the common shares of our stock and we may have a more difficult time obtaining financing.

If we are unable to raise additional capital to finance operations, our business operations will be curtailed.

        Our operations have relied almost entirely on external financing to fund our operations. Such financing has historically come from a combination of borrowings from, and sale of, common and convertible preferred stock to, third parties. We will need to raise additional capital to fund our anticipated operating expenses and future expansion. Among other things, external financing will be required to cover our operating and capital costs. The sale of our stock to raise capital may cause dilution to our existing shareholders. Our inability to obtain adequate financing would likely result in the need to reduce or curtail business operations. Any of these events would be materially harmful to our business and may result in a lower stock price.

The execution of our growth strategy is dependent upon the continued availability of third-party financing arrangements for our customers.

        For many of our projects, our customers have entered into agreements to finance the power systems over an extended period of time based on energy savings generated by our solar power systems, rather than pay the full capital cost of purchasing the solar power systems up front. For these types of projects, many of our customers choose to purchase solar electricity under a power purchase agreement with a financing company that purchases the system from us. These structured finance arrangements are complex and may not be feasible in many situations. In addition, customers opting to finance a solar power system may forgo certain tax advantages associated with an outright purchase which may make this alternative less attractive for certain potential customers. If customers are unwilling or unable to finance the cost of our products, or if the parties that have historically provided this financing cease to do so, or only do so on terms that are substantially less favorable for us or these customers, our growth will be adversely affected.

        The commercial success of our SolarVolt and ThermaVolt systems will depend in part on the continuing formation of financing companies and the potential revenue source they represent. In deciding whether to form and invest in financing companies, potential investors weigh a variety of considerations, including their projected return on investment. Such projections are based on current and proposed federal, state and local laws and regulations, particularly legislation and regulations relating to taxes and the promotion of alternative energy. Changes to these laws, including amendments to existing tax laws or the introduction of new tax laws, tax court rulings as well as changes in administrative guidelines, ordinances and similar rules and regulations could result in different tax consequences which may adversely affect an investor's projected return on investment, which could have a material adverse effect on our business and results of operations.

Our projects require substantial up-front costs before any revenues will be realized.

        A significant portion of our revenue is expected to be derived from projects which require significant up-front expense to us. Revenues are not realized until the projects are fully financed. Certain revenue may be realized only after project milestones are met or are completed. Our failure, or any failure by a third-party with which we may contract, to perform services or deliver our products on a timely basis could result in the Company incurring substantial losses.

The Company's use of funds to merge with ENTECH may not result in the anticipated return on investment due to challenges associated with integrating the companies and other factors.

        The success of the acquisition of ENTECH will depend, in part, on the success of management of the combined company in integrating the operations, technologies, business, financial accounting systems and personnel of the two companies. The inability of the combined company to meet the challenges involved in integrating successfully the operations of ENTECH into the Company or otherwise to realize any of the anticipated benefits of the acquisition could seriously harm the combined company's results of operations. To further the integration of ENTECH, the Company re-located its principal place of business from New Jersey to ENTECH's location in Texas. However, the overall integration of the companies may result in unanticipated operations' problems, expenses, liabilities and diversion of management's attention. The challenges involved in integration include:

  •
  coordinating and integrating sales and marketing functions;

  •
  demonstrating to the combined company's customers that the acquisition will not result in adverse changes in the business focus or the quality of the products and services previously provided by each company;

  •
  assimilating the personnel of both companies and integrating the business cultures of both companies;

  •
  consolidating corporate and administrative infrastructure and eliminating duplicative operations; and

  •
  maintaining employee morale and motivation.

Our plans for growth may lead the Company to make acquisitions of other companies or investments in joint ventures with other companies and such acquisitions or investments could adversely affect our operating results, dilute our stockholders' equity, or cause us to incur additional debt or assume contingent liabilities.

        To grow our business and maintain our competitive position, we have acquired other companies and may in the future acquire additional companies or engage in joint ventures. Acquisitions and joint ventures involve a number of risks that could harm our business and result in the acquired business or joint venture not performing as expected, including:

  •
  insufficient experience with technologies and markets in which the acquired business is involved, which experience may be necessary to successfully operate and integrate the business;

  •
  problems relocating or integrating the acquired operations, personnel, technologies or products with the existing business and products;

  •
  diversion of management time and attention from other business to the acquired business or joint venture;

  •
  potential failure to attract or retain key technical, management, sales and other personnel for the acquired business or joint venture;

  •
  difficulties in retaining relationships with suppliers and customers of the acquired business, particularly where such customers or suppliers compete with us; and,

  •
  subsequent impairment of the acquired assets and assumption of liabilities of the acquired business.

The demand for our products and the ability to supply our products are each affected by general economic conditions and uncertainty.

        Recent economic difficulties in the United States credit markets and certain international markets have lead to a period of slowing economic growth or decline in some or all of the markets in which we operate. A sustained economic recovery is uncertain. A recession or even the risk of a potential recession may be sufficient reason for customers to delay, defer or cancel purchase decisions, including decisions previously made. This risk is magnified for capital goods purchases such as the solar cell products we intend to supply. Although we believe that the anticipated higher operating efficiency and lower total cost of ownership will support customers using and purchasing our equipment, lower sales could materially affect our revenues and prevent us from achieving profitable operations or from obtaining adequate additional financing. As a result, we may be forced to reduce or curtail operations.

        In particular, terrorist acts and similar events, continued turmoil in the Middle East or elsewhere or war in general could all contribute further to the slowdown of the market demand for products that require significant initial capital expenditures, including demand for solar cells and solar power systems. If an economic recovery is delayed or slows down as a result of the recent economic, political and social turmoil, or if there are further terrorist attacks in the United States or elsewhere, we may experience decreases in the demand for our solar power products, which may harm our operating results.

        We have benefited from available capital and historically low interest rates in recent years, as these rates have made it more attractive for our customers to use debt financing to purchase our solar power systems. Interest rates have fluctuated recently and may eventually rise, which will likely increase the cost of financing these systems and may reduce an operating company's profits and investors' expected returns on investment. In addition, there is currently a lack of credit available to businesses generally. These impediments to borrowing are particularly significant for direct sales to financial institutions which sell electricity to end-customers under power purchase agreements. Sales financed through power purchase agreements are highly sensitive to interest rate fluctuations and the availability of credit, and would be adversely affected by increases in interest rates or liquidity constraints. Rising interest rates may also make other alternative investments more attractive to investors and therefore lead to a decline in demand for our solar power systems, which could have a material adverse effect on our business and results of operations.

Our business is subject to foreign exchange rate fluctuations that may result in losses.

        To the extent the Company determines to sell its products and services outside of the United States, our operations are subject to foreign currency exchange rate fluctuations. We may suffer losses due to adverse foreign currency exchange rate fluctuations.

Risks Related to an Investment in Our Securities

Our common stock may be affected by limited trading volume and may fluctuate significantly.

        Currently our common stock is quoted on the OTC Bulletin Board market and the trading volume developed to date is limited by the fact that many major institutional investment funds and mutual funds, as well as many individual investors, follow a policy of not investing in Bulletin Board stocks and, moreover, certain major brokerage firms restrict their brokers from recommending Bulletin Board stocks because they are considered speculative, volatile and thinly traded. The OTC Bulletin Board market is an inter-dealer market and is much less regulated than the major stock exchanges, and trading in our common stock is potentially subject to abuses, volatilities and shorting.

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

        Provisions of Delaware law, such as its business combination statute, may have the effect of delaying, deferring or preventing a change in control of our Company, even if such a transaction would have significant benefits to our stockholders. As a result, these provisions could limit the price some investors might be willing to pay in the future for shares of our common stock.

We are authorized to issue "blank check" preferred stock, which can be issued without stockholder approval and may adversely affect the rights of holders of our common stock.

        We are authorized to issue 10,000,000 shares of preferred stock and 5,503,968 preferred shares are currently issued and outstanding. The Board of Directors is authorized under our Certificate of Incorporation, as amended, to provide for the issuance of additional shares of preferred stock by resolution, and upon filing a certificate of designations under Delaware law, to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof, without any further vote or action by the stockholders. Any shares of preferred stock so issued are likely to have priority over the common stock with respect to dividend and/or liquidation rights. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control, which could have the effect of discouraging bids for our Company and thereby prevent stockholders from receiving the maximum value for their shares.

The value of acquisitions is shown on our financial statements as of the time that the transaction is consummated. Subsequent changes in business outlook could materially and adversely affect the valuation.

        The Company values acquisitions at the time the acquisition is consummated and as may be reflected in the acquisition agreement. From time to time the Company is required to re-assess the value of the acquired asset or business. Material changes in the prospects for the growth and development of the business may result in impairment charges. Such charges may be perceived negatively by investors, possibly resulting in a reduction in the Company's stock price.

Risks Related to Management and Personnel

Our directors are not personally liable and are indemnified for breach of fiduciary duties.

        Our Certificate of Incorporation, as amended, provides, as permitted by the Delaware General Corporation Law ("the DGCL"), and with certain exceptions, that our directors shall not be personally liable to us or our stockholders for monetary damages for breach of fiduciary duty as a director. These provisions may discourage our stockholders from bringing suit against a director for breach of fiduciary duty and may reduce the likelihood of derivative litigation brought by stockholders against a director. In addition, our bylaws provide for mandatory indemnification of directors and officers to the fullest extent permitted by the DGCL, and our directors have the opportunity to enter into indemnification agreements with the Company.

The Quercus Trust owns a significant number of shares of our common stock. David Gelbaum, co-trustee of The Quercus Trust, serves as the Company's Chairman of the Board of Directors, and The Quercus Trust has appointed a majority of the members of our Board.

        As of March 12, 2009, The Quercus Trust beneficially owned 102,784,561 shares of our common stock, or approximately 35.5%, of our common stock. David Gelbaum, our Chairman of the Board, is the co-trustee of The Quercus Trust. Pursuant to rights available to The Quercus Trust as the holder of the Company's Series D and Series F Convertible Preferred Stock, The Quercus Trust also appointed Messrs. Anthony, Bartlett and Corsell as members of our Board, giving The Quercus Trust majority control of the Board. The Quercus Trust currently has the ability to exert substantial influence over the outcome of all corporate actions requiring stockholder approval, including the election of directors, amendments to our Certificate of Incorporation and approval of significant corporate transactions. As long as The Quercus Trust owns such a significant percentage of our common stock and maintains majority control of the Board, our other stockholders may be unable to affect or change the management or the direction of our Company without the support of The Quercus Trust.

Failure to retain or attract key personnel will have a material negative impact on the sales, development and enhancement of our products.

        Our future success depends, in significant part, on the continued services of key officers. The departure of a key officer could have an adverse effect on our results of operations and financial condition. The Company does not maintain key man insurance policies on its executives. Additionally, we may not be able to find an appropriate replacement for any of our key personnel. If we do not succeed in recruiting, retaining, and motivating key employees, we may be unable to meet our business plan and as a result, our stock price may decline.

        Our business plan relies heavily on attracting and retaining industry specialists with extensive technical and industry experience and existing relationships with many industry participants. The markets for many of our experienced employees including electrical engineers and licensed electricians, are extremely competitive. The sale of our products, and the future development and enhancement of our products, will be limited if we are not successful in our efforts to recruit and retain the personnel we need.

If we fail to promptly correct our deficiencies with respect to internal controls or, once corrected, fail to maintain effective systems, we may not be able to accurately report our financial results. As a result, current and potential stockholders could lose confidence in our financial reporting, which could harm our business and adversely impact the trading price of our common stock.

        Effective internal controls are necessary for us to provide reliable financial reports. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. In addition, Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting and have our independent auditors annually attest to our evaluation, as well as issue their own opinion on our internal controls over financial reporting. We have responded to the requirements of Section 404 by strengthening, assessing and testing our system of internal controls to provide the basis for our report. The process of strengthening our internal controls and complying with Section 404 is expensive and time consuming, and requires significant management attention. We cannot be certain that these measures will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Furthermore, if we rapidly grow our business, our internal controls will become more complex and will require significantly more resources to ensure our internal controls overall remain effective. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our auditors discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market's confidence in our financial statements and harm our stock price.

Risks Related to Regulations

The reduction or elimination of government and economic incentives could cause our revenue to decline.

        We believe that the growth of the market for our solar energy products and services depends in large part on the availability and size of government-generated economic incentives. At present, the cost of producing solar energy generally exceeds the price of electricity in the U.S. from traditional sources. As a result, to encourage the adoption of solar technologies, the U.S. government and numerous state governments have provided subsidies in the form of cost reductions, tax write-offs and other incentives to end users, distributors, systems integrators and manufacturers of solar power products. Reduction, elimination and/or periodic interruption of these government subsidies and economic incentives because of policy changes, fiscal tightening or other reasons may result in the diminished competitiveness of solar energy, and materially and adversely affect the growth of these markets and our revenues. Electric utility companies that have significant political lobbying powers may push for a change in the relevant legislation in our markets. The reduction or elimination of government subsidies and economic incentives for solar energy applications, especially those in our target markets, could cause our revenues to decline and materially and adversely affect our business, financial condition and results of operations.

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

        We anticipate that our solar power products and their installation will be subject to oversight and regulation in accordance with national and local ordinances relating to building codes, safety, environmental protection, utility interconnection and metering and related matters. It may be difficult or expensive to track the requirements of individual states and design equipment to comply with the varying standards. Any new government regulations or utility policies pertaining to our solar power products may result in significant additional expenses to us and our resellers and their customers and, as a result, could lead to increased costs and reduced demand for our solar power products.

Risks Related to Technology

We may not be able to protect our intellectual property rights, and we inadvertently may be infringing on the intellectual property rights of others, which could result in significant expense and loss of intellectual property rights.

        If a court determines that we infringed on the rights of others, we may be required to cease such infringement or pay license fees to such other parties and may be required to pay significant sums as damages to such parties. The persons or organizations holding the desired technology may not grant licenses to us or the terms of such licenses may not be acceptable to us. In addition, we could be required to expend significant resources to develop non-infringing technology, or to defend claims of infringement brought against us.

        We rely on the registration of patents and trademarks and trade names, as well as on trade secret laws and confidentiality agreements with our employees to protect our intellectual property rights. We may in the future need to expend significant resources to protect and enforce our intellectual property rights.

Any failure to meet the technological requirements of our customers may hinder sales of our products.

        Our ability to continue to develop and market our products is dependent on the advancement of our existing technology. In order to obtain and maintain a significant market share, we are required to continually make advances in technology. Any failures in such research and development efforts could result in significant delays in product development and have a material adverse effect on us. We may encounter unanticipated technological obstacles which either delay or prevent us from completing the development of our products and processes.

Risks Related to Manufacturing

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

As polysilicon and thin-film supplies increase, corresponding increases in the global supply of solar cells and panels may cause substantial downward pressure on the prices of our products, resulting in lower revenues and earnings.

        Polysilicon is a critical raw material used to manufacture solar panels which has been in short supply until recently. Thin-film was created as a substitute to allow for the development of solar panels without polysilicon. As additional polysilicon and thin-film continue to become more available, we expect solar panel production globally to increase. Decreases in polysilicon and thin-film pricing and increases in solar panel supply could each result in substantial downward pressure on the price of solar cells and panels, including our products. Such price reductions could have a negative impact on our revenue and earnings, and materially adversely affect our business and financial condition.

We intend to act as the general contractor for our customers in connection with the installations of our solar power systems and will be subject to risks associated with construction, bonding, cost overruns, delays and other contingencies, which could have a material adverse effect on our business and results of operations.

        We intend to act as the general contractor for our customers in connection with the installation of our solar power systems. All essential costs will be estimated at the time of entering into the sales contract for a particular project, and these will be reflected in the overall price that we charge our customers for the project. These cost estimates are preliminary and may or may not be covered by contracts between us or the other project developers, subcontractors, suppliers and other parties to the project. In addition, we may require qualified, licensed subcontractors to install most of our systems. Shortages of such skilled labor could significantly delay a project or otherwise increase our costs. Should miscalculations in planning a project or defective or late execution occur, we may not achieve our expected margins or cover our costs. Also, some customers may require performance bonds issued by a bonding agency. Due to the general performance risk inherent in construction activities, it has become increasingly difficult recently to secure suitable bonding agencies willing to provide performance bonding. In the event we are unable to obtain bonding, we may be unable to bid on, or enter into, sales contracts requiring such bonding.

        Delays in solar panel or other supply shipments, other construction delays, unexpected performance problems in electricity generation or other events could cause us to fail to meet performance criteria, resulting in unanticipated and severe revenue and earnings losses and financial penalties. Construction delays are often caused by inclement weather, failure to timely receive necessary approvals and permits, or delays in obtaining necessary solar panels, inverters or other materials. The occurrence of any of these events could have a material adverse effect on our business and results of operations.

The Company may enter into fixed-price contracts with customers which may result in the Company recording transactions which prove unprofitable or perform below the Company's financial goals.

        The Company may negotiate fixed-priced contracts with customers. The development and installation of technologies still in their infancy will likely make it difficult for the Company to estimate delivery times accurately or price its products and services in a profitable manner. When establishing prices for fixed-price contracts, the Company may not fully appreciate these risks. Additionally, the Company's ability to procure a profit from fixed-price arrangements will depend in part on the availability, productivity and skill-set of the labor market as well as on third-party suppliers of raw materials (particularly solar modules) and subcontractor pricing and performance.

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

        Like other retailers, distributors and manufacturers of products that are used by consumers, we face an inherent risk of exposure to product liability claims in the event that the use of our solar system products results in injury. We may be subject to warranty and product liability claims in the event that our solar power systems fail to perform as expected or if a failure of our solar power systems results, or is alleged to result, in bodily injury, property damage or other damages. Since our solar power products are electricity-producing devices, it is possible that our products could result in injury, whether by product malfunctions, defects, improper installation or other causes. Moreover, we may not have adequate resources in the event of a successful claim against us. We have evaluated the potential risks we face and believe that we have appropriate levels of insurance for product liability claims. We rely on our general liability insurance to cover product liability claims and have not obtained separate product liability insurance. However, a successful warranty or product liability claim against us that is not covered by insurance or is in excess of our available insurance limits could require us to make significant payments of damages. In addition, quality issues can have various other ramifications, including delays in the recognition of revenue, loss of revenue, loss of future sales opportunities, increased costs associated with repairing or replacing products, and a negative impact on our goodwill and reputation, any of which could also adversely affect our business and operating results.

        Warranty and product liability claims may result from defects or quality issues in certain third-party technology and components incorporated into our solar power systems, over which we have no control. While our agreements with suppliers generally include warranties, such provisions may not fully compensate us for any loss associated with third-party claims caused by defects or quality issues in such products. In the event we seek recourse through warranties, we will also be dependent on the creditworthiness and continued existence of our suppliers.

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

The Company's success depends in part upon its ability to develop manufacturing processes consistent with producing product at high quality and high yield.

        In order to successfully commercialize its technology, the Company needs to install, fit-up, and qualify custom-designed and fabricated equipment. Once the equipment is operational, the Company then needs to develop processes to fabricate the solar receiver for use in the Entech module. Processes may encompass activities such as die attach, lead attach, encapsulation, testing, and others. These processes need to result in high yields in order to meet cost targets and with high quality to meet certification and warranty lifetime. As with any complex product, processes may interact and may have narrow or wide process latitude depending upon the product design and implementation. If the manufacturing processes cannot be developed to pre-established criteria, this may delay the introduction of new products to market or may limit the general availability of the products. In addition, delays in completing and achieving the required manufacturing processes may adversely affect product development schedules, delay contract signing and revenue recognition, and could have a material adverse effect on the business.

We will continue to be dependent on a limited number of third-party suppliers for key components for our solar systems products during the near-term, which could prevent us from delivering our products to our customers within required timeframes, which could result in installation delays, cancellations, liquidated damages and loss of market share.

        In addition to our reliance on a small number of suppliers for parts and materials for solar cells and panels, we rely on third-party suppliers for other components for our solar power systems, such as inverters that convert the direct current electricity generated by solar panels into alternating current electricity usable by the customer. Some of our suppliers are sole-source vendors. These sole-source relationships place the company at high risk for failure to receive the needed components timely and may subject Entech Solar to unexpected price increases. Further, these components are often unique and second sources may not be readily available. Inability to secure such components could have a material adverse effect upon the Company's product development schedule, revenue, and profitability and could expose the Company to liability for failing to meet customer demands.

        If we fail to develop or maintain our relationships with our limited number of suppliers, we may be unable to manufacture our products in a timely or cost competitive manner, which could prevent us from making sales and delivering our products to our customers within required timeframes and we may experience order cancellation and loss of market share. To the extent the processes that our suppliers use to manufacture components are proprietary, we may be unable to obtain comparable components from alternative suppliers. The failure of a supplier to supply components in a timely manner, or to supply components that meet our quality, quantity and cost requirements, could impair our ability to manufacture our products, increase our costs as a result of locating substitute suppliers or expose the Company to potential claims from purchasers. If we cannot obtain substitute materials on a timely basis or on acceptable terms, we could be prevented from delivering our products to our customers within required timeframes, which could result in installation delays, cancellations, liquidated damages and loss of market share, any of which could have a material adverse effect on our business and results of operations.

The Company's products include complex solar technology which is subject to operational risks.

        The Company is engaged in the development of complex solar technology for the solar energy market. The technology is susceptible to unique engineering elements that are not tested in the actual operating environment until commissioned. As a result, the Company may incur unanticipated engineering requirements which may cause it to incur additional operating, development and production expenses that have not been anticipated, as well as product shipment delays.

The Company's success depends in part upon its ability to achieve certification of its products.

        In order to successfully commercialize its technology, the Company needs to certify its products to meet a number of US standards. The certifications require that the products satisfy a number of safety, quality, and reliability criteria. If our current product designs and workmanship quality do not meet these criteria, then the products will need to be re-designed, if possible, in order to become compliant with the applicable standards. If the product cannot be re-designed or the Company believes that it is not cost effective to do so, then the product will not be sold widely. In addition, delays in completing and achieving the required certifications may adversely affect product development schedules, delay contract signing and revenue recognition, and could have a material adverse effect on the business.

Risks Related to Competition

Competitive conditions affecting the electricity generation business and the natural gas business may limit our growth and profitability.

        Our products are expected to compete with a broad range of traditional and alternative sources of electrical and thermal energy products.

        The cost of installing a solar array may be more or less than the cost of grid line extension, depending upon the extent of the grid line extension. However, the cost of generating electricity by solar power may be less expensive than the cost of electric energy purchased from the local electric utility. It should be noted that the cost of electric line extension is usually subsidized by government authorities, which can impact our ability to compete with installation costs.

        The cost of installing a solar array may be more or less than the cost of installing natural gas turbines to generate electricity, depending on the amount of electricity to be generated. Whether or not the cost of generating electricity by solar power is less than the cost of natural gas generation depends substantially on the purchase price of natural gas. Natural gas prices have been volatile recently.

We expect to face intense competition from other companies producing solar energy many of whom have significantly more capital available.

        Many of our competitors are likely to have have far greater financial resources, more experienced marketing organizations and a greater number of employees than we do. We may not be successful in competing with these competitors for new customers or in retaining existing customers. Factors affecting competition include timely delivery of products and services, reputation, manufacturing capabilities, price, performance and dependability. Our results of operations will likely suffer if we cannot compete with larger and better-capitalized companies.

ITEM 2.    PROPERTIES

Texas

        The Company's executive office, manufacturing, and research and development facility is housed in a 71,000 square foot facility in Fort Worth, Texas. The facility is leased under an operating lease that commenced March 7, 2008, for a period of ten (10) years expiring in 2018.

        The Company also occupies a building in Keller, Texas. This building is leased under an operating lease expiring June 1, 2009.

New Jersey

        The Company occupies a 30,000 square foot site located at 200 Ludlow Drive, Ewing, New Jersey 08638. The facility is leased under an operating lease commencing July 1, 2007, and expiring June 30, 2015.

California

        In September 2005, the Company acquired Quantum Energy Group in Applegate, California which included the transfer of their five-year lease expiring April 30, 2009.

        In December 2007, the Company opened a sales office in Poway, California under a two-year lease expiring December 24, 2009. This office serves as the sales center for Southern California.

ITEM 3.    LEGAL PROCEEDINGS

        Although the Company is involved in ordinary, routine litigation from time to time incidental to its business, it is not presently a party to any other legal proceeding, the adverse determination of which, either individually or in the aggregate, would be expected to have a material adverse affect on the Company's business or financial condition.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

PART II.

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

a) Price Range of Common Stock

        The Company's common stock is included on the National Association of Securities Dealers Automated Quotation OTC Bulletin Board under the symbol "ENSL.OB" (formerly "WWAT.OB"). The following table sets forth the quarterly high and low closing bid prices for the common stock as reported on the OTC Bulletin Board for the periods indicated. These prices are based on quotations between dealers, and do not reflect retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

	High	Low	Close
FISCAL 2008
First Quarter	$1.95	$0.86	$1.28
Second Quarter	1.35	0.47	0.71
Third Quarter	0.69	0.31	0.39
Fourth Quarter	0.45	0.22	0.29

	High	Low	Close
FISCAL 2007
First Quarter	$0.69	$0.38	$0.60
Second Quarter	1.58	0.52	1.52
Third Quarter	2.52	1.07	1.92
Fourth Quarter	2.36	1.70	1.96

	High	Low	Close
FISCAL 2006
First Quarter	$0.48	$0.31	$0.46
Second Quarter	0.59	0.25	0.28
Third Quarter	0.30	0.17	0.19
Fourth Quarter	0.50	0.14	0.39

b) Holders of Common Stock

        On March 9, 2009 there were approximately 667 holders of record of common stock. This number does not include beneficial owners of the common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

d) Preferred Stock

        As of December 31, 2008, the Company had 611,111 shares of Series B 7% Convertible Preferred Stock, 170,000 shares of Series C 6% Convertible Preferred Stock, and 4,892,857 shares of Series D Convertible Preferred Stock and 505,044 warrants to purchase shares of Series D stock outstanding.

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

        It is the Company's position that the holder of these preferred shares failed to convert to shares of the Company's common stock in accordance with the terms of issuance, and that the preferred shares expired on September 8, 2003. It is the Company's position that the obligations for the payment of dividends on such shares also terminated on that date. As of December 31, 2008, the Company continues to be engaged in negotiations with the holder of the Series B preferred shares to resolve the disputed terms of conversion.

Series C 6% Convertible Redeemable Preferred Stock

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

        The Series C 6% Convertible Preferred Stock held by each subscriber was convertible on an all or none basis, into either: (i) common stock of the Company; or (ii) each holder's proportionate share of a 6.5% interest in the entity formed for the purpose of purchasing the common shares of ENTECH. Each holder of the Series C 6% Convertible Preferred Stock had the right to elect to convert into his or her proportionate share of a 6.5% interest in the entity formed to purchase the common stock of ENTECH during the 120 day period following the closing of the ENTECH transaction or, alternatively, could have converted into the common stock of the Company at any time prior to January 1, 2009. The conversion price to be used for conversions into common stock of the Company was the closing bid price of the common stock on December 31, 2006, equal to $0.39 per share of our common stock.

        Dividends on the Series C 6% Convertible Preferred Stock accrued at the annual rate of 6%, payable the first day of each month. The dividend payable at December 31, 2008 was zero.

        During 2008, six shareholders exercised their right to convert 330,000 Series C preferred shares at a per share price of $0.39 to 846,153 shares of common stock.

        At December 31, 2008, 170,000 shares of Series C 6% Convertible Preferred Stock remained outstanding, pending the issuance of ENTECH common stock. This transaction was completed in the first quarter of 2009.

Series D Convertible Redeemable Preferred Stock

        On November 30, 2006, the Company issued a press release announcing the entry into three agreements with EMCORE Corporation ("EMCORE"), involving EMCORE's agreement to purchase up to 26.5% of the Company's equity on a fully-diluted basis in exchange for $18 million. The three agreements entered into on November 29, 2006, were an Investment Agreement (the "Investment Agreement"), a Registration Rights Agreement (the "Registration Right Agreement") and a Letter Agreement (the "Letter Agreement", and together with the Investment Agreement and Registration Rights Agreement, the "Agreements"). The Boards of Directors of EMCORE and the Company each approved the Agreements.

        Pursuant to the Investment Agreement, EMCORE agreed to invest up to $18.0 million (the "Investment") in return for (i) six million, five hundred and twenty-three thousand, eight hundred and ten (6,523,810) shares of Series D Convertible Preferred Stock of the Company, par value $0.01 per share (the "Series D Stock") and (ii) six hundred and sixty-eight thousand, one hundred and thirty-nine (668,139) warrants to purchase six hundred and sixty-eight thousand, one hundred and thirty-nine (668,139) shares of Series D Stock (the "Warrants"). The Series D Stock and Warrants to be received by EMCORE were equivalent to an approximately thirty-one percent (31%) equity ownership in the Company at that time, or approximately twenty-six and half percent (26.5%) on a fully diluted basis.

        On November 29, 2006, EMCORE invested $13.5 million in the Company, representing the first tranche of its $18 million investment, in return for which the Company issued to EMCORE (i) four million, eight hundred and ninety two thousand, eight hundred and fifty seven (4,892,857) shares of Series D Convertible Preferred Stock and (ii) warrants (the "Tranche A Warrants") to purchase five hundred and five thousand and forty-four (505,044) shares of Series D Stock.

        EMCORE and the Company did not enter into an agreement for additional Series D stock or warrants to purchase Series D stock and no further investment in Series D stock was made by EMCORE.

        In the Investment Agreement, the Company and EMCORE made customary representations, warranties and covenants and the Company agreed to indemnify EMCORE against certain potential losses incurred in connection with its investment in the Company. Pursuant to the terms of the Investment Agreement, EMCORE has been granted the following rights, among others: (i) the right to participate pro-rata in future financings and equity issuances by the Company; (ii) certain rights to obtain information regarding the financial results, financial performance, business and operations of the Company; and (iii) the right to nominate and appoint two individuals to the Company's Board of Directors.

        The Series D Stock has the designations, preferences and rights set forth in the Certificate of Designation filed with the Secretary of State for the State of Delaware on November 29, 2006 (the "Certificate of Designation"). Pursuant to the Certificate of Designation, holders of Series D Stock have the following rights, among others: (i) the sole right and discretion to convert their shares of Series D Stock at any time and from time to time into such number of fully paid and non-assessable shares of common stock, par value $0.001, of the Company (the "Common Stock") initially equal to such number of shares of Series D Stock multiplied by ten, subject to certain adjustments as more fully set forth in the Certificate of Designation including weighted average anti-dilution rights, (ii) the right to vote together with the holders of Common Stock as a single class on all matters submitted for a vote of holders of Common Stock, (iii) for so long as the beneficial ownership by the holders of Series D Stock (on a fully-diluted basis) does not fall below ten percent (10%) of the then outstanding shares of Common Stock, the exclusive right to elect two members of the Board of Directors of the Company, (iv) for so long as the beneficial ownership by the holders of Series D Stock (on a fully-diluted basis) is between five percent (5%) and ten percent (10%) of the then outstanding shares of Common Stock, the exclusive right to elect one member of the Board of Directors of the Company, (v) certain liquidation preferences as detailed in the Certificate of Designation and (vi) the right to receive dividends in an amount equal to the amount of dividends that such holder would have received had the holder converted its shares of Series D Stock into shares of Common Stock as of the date immediately prior to the record date for such dividend. The liquidity event is any change in control whereby the new person or entity has 50% or more beneficial ownership in the existing company. Since the potential change in ownership is outside the control of the Company, the existing preferred shareholders would have the right to demand cash payment equal to the liquidation value of the preferred stock plus accrued dividends.

        On June 27, 2008, EMCORE entered into an agreement to sell 2,000,000 shares of Series D Preferred Stock and warrants to purchase 200,000 shares of Series D stock to The Quercus Trust, a major shareholder of Entech Solar, Inc. The sale was concluded on July 22, 2008.

        On December 31, 2008, EMCORE sold an additional 1,446,428 shares of Series D Preferred Stock and warrants to purchase 152,523 shares of Series D stock to The Quercus Trust.

        On January 16, 2009, EMCORE sold its remaining 1,446,429 shares of Series D Preferred Stock and warrants to purchase 152,522 shares of Series D stock to The Quercus Trust. Pursuant to EMCORE's January 20, 2009 filing with the Securities and Exchange Commission this sale completed the divestiture of all of EMCORE's equity interest in the Company.

Series C and D Preferred Stock Classification

        The Series C and D Preferred Stock were classified out of permanent equity since it fit certain criteria in paragraph#2 of EITF Topic D-98, however it was not classified as a liability since it did not meet the definition of a liability. The warrants on the Series D Preferred Stock were classified as a current liability under the guidance established in FAS 150.

        On November 29, 2006, the Company recorded a beneficial conversion on preferred stock dividends related to Series D Preferred Stock and Series D Preferred Stock Warrants, which needed to be recognized on the preferred shares of 4,892,857 and Preferred D warrants of 505,044. After calculating the intrinsic value, based on the relative fair values of the warrants and preferred stock, an adjustment of $4,066,796 was recorded as a preferred stock dividend. EITF 98-5 paragraph 8, indicates the following "For convertible preferred securities, any recorded discount resulting from allocation of proceeds to the beneficial conversion feature is analogous to a dividend and should be recognized as a return to the preferred shareholders using the effective yield method." In the Company's case, the discount was recognized as a Preferred Stock Dividend on the day of issuance since the earliest conversion date was immediately. The Company recorded a debit to Preferred Stock Dividend and a Credit to Additional Paid in Capital, which is in accordance with Case 1(a) of EITF 98-5.

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

Liquidation Preference

        Upon liquidation, holders of the Series D Convertible Redeemable Preferred Stock will be entitled to the greater of (1) a per share amount equal to the original purchase price plus any dividends accrued but not paid and (2) the amount that the holder would receive in respect of a share of Series D, Preferred Stock if immediately prior to dissolution and liquidation, all shares of Series D Preferred Stock were converted into shares of common stock. The liquidation preference of Series D is $13,500,000.

Series E Convertible Preferred Stock

        On January 25, 2008, we entered into a Stock Exchange Agreement with The Quercus Trust pursuant to which the Company issued 19,700 shares of its Series E Convertible Preferred Stock in exchange for 19,700,000 shares of the Company's common stock held by The Quercus Trust. The Quercus Trust had the right to one vote for each share of the Company's common stock into which the Series E Convertible Preferred Stock was convertible. Each share of the Series E Convertible Preferred

Stock automatically converted into 1,000 shares of the Company's common stock upon the approval of the holders of WorldWater common stock to the increase of the Company's authorized common stock from 275,000,000 to 450,000,000 shares, voted on at the Company's Special Shareholder Meeting on June 26, 2008.

Series F Convertible Preferred Stock

        On February 12, 2008, we entered into a Stock and Warrant Purchase Agreement with The Quercus Trust pursuant to which the Company issued 16,629 shares of its Series F Convertible Preferred Stock at a price of $1,782 per share, and warrants to purchase twenty-nine million shares of the Company's common stock, at an exercise price of $1.815 per share. The Quercus Trust had the right to one vote for each share of the Company's common stock into which the Series F Convertible Preferred Stock was convertible. Each share of the Series F Convertible Preferred Stock automatically converted into 1,000 shares of the Company's common stock upon the approval of the holders of WorldWater common stock to the increase of the Company's authorized common stock from 275,000,000 to 450,000,000 shares, voted on at the Company's Special Shareholder Meeting on June 26, 2008.

        Conversion of the Series F Convertible Preferred Stock and exercise of the warrants was contingent upon shareholder approval of an increase in sufficient authorized shares. In accordance with EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" paragraph 13, "any contingent beneficial conversion feature should be measured using the commitment date stock price but not recognized in earnings until the contingency is resolved" the beneficial conversion feature on this instrument was measured as of February 12, 2008, and recorded on June 26, 2008 once the contingency was satisfied and the shareholders approved the increase in authorized shares from 275,000,000 to 450,000,000. The Company recorded a beneficial conversion expense of $5,356,113. The detachable warrants issued in connection with the preferred stock resulted in a preferred stock discount of $10,156,113. The fair value of the warrants was determined using the binomial option-pricing model, utilizing the following assumptions:

Risk-free interest rate	2.82%
Volatility	90%
Expected dividend yield	0%
Expected Term	5.5 years
Estimated forfeiture rate	0%
Discount due to marketability	56%
Dilution Factor	13%

        Paragraph 8 of EITF 98-5 states that "for convertible preferred securities, any recorded discount resulting from allocation of proceeds to the beneficial conversion feature is analogous to a dividend and should be recognized as a return to the preferred shareholders using the effective yield method" and therefore the total beneficial conversion feature and related warrant discount of $15,512,226 was recorded as a Preferred Stock Dividend in the accompanying Condensed Consolidated Statements of Operations. Additionally, this amount was recognized in full as the Series F Preferred Stock was immediately convertible once the contingency was satisfied, and was automatically converted at such time.

ITEM 6.    SELECTED FINANCIAL DATA

        The data set forth below should be read in conjunction with the Company's financial statements and related notes and this "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this filing. The statement of operations data presented below for the fiscal years ended December 31, 2008, 2007, and 2006 and the balance sheet data at December 31,

2008 and 2007 have been derived from the audited financial statements appearing elsewhere in this filing. The statement of operations data presented below for the fiscal years ended December 31, 2005, and 2004 and the balance sheet data at December 31, 2006, 2005, and 2004 have been derived from audited financial statements, not included elsewhere herein.

	Year Ended December 31,
(In thousands, except per share data)	2008	2007	2006	2005	2004
Operating Results
Revenue	$30,843	$18,467	$17,334	$2,031	$5,837
Gross Profit (Loss)	(8,471)	1,739	2,720	(485)	(149)
Loss From Operations	(29,705)	(14,456)	(5,257)	(5,075)	(6,087)
Loss Attributable to Common Shareholders	(44,878)	(14,423)	(15,578)	(6,378)	(8,057)
Net Loss Per Basic & Diluted Share Attributable To Common Shareholders	$(0.21)	$(0.09)	$(0.11)	$(0.07)	$(0.12)
Weighted Average Common Shares Used in Per Share Calculation	213,834	168,961	135,921	93,767	65,361

	As of December 31,
(In thousands)	2008	2007	2006	2005	2004
Balance Sheet Data
Cash and Cash Equivalents	$12,169	$6,873	$5,771	$799	$39
Working Capital Surplus (Deficit)	15,522	14,215	9,294	(675)	(2,325)
Total Assets	78,137	31,490	17,268	2,664	1,791
Long term obligations—less current portion	180	268	289	668	2,027
Series C and D Preferred Stock	11,350	11,680	11,930	—	—
Stockholders' Equity (Deficiency)	58,294	7,610	(1,864)	(854)	(4,274)

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Statements in this Management's Discussion and Analysis, and elsewhere in this Annual Report on Form 10-K concerning the Company's outlook or future economic performance; anticipated profitability, gross billings, commissions and fees, expenses or other financial items; and, statements concerning assumptions made or exceptions to any future events, conditions, performance or other matters constitute forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, (1) that there can be no assurance that the Company will grow and/or manage its growth profitably, (2) risks-associated reliance on governmental regulations, (3) competition, (4) the Company's results have fluctuated in the past and are expected to fluctuate in the future, (5) the loss of services of key individuals which could have a material adverse effect on the Company's business, financial condition or operating results, and (6) risks associated with operating in emerging countries.

OVERVIEW

        Entech Solar, Inc. ("Entech Solar", the "Company", "we", "us", and "our"), formerly WorldWater & Solar Technologies Corp. ("WorldWater"), intends to become a leading provider of low-cost, distributed, concentrating solar energy systems, products and services. The Company designs, manufactures and installs solar energy systems that provide electricity and thermal energy in commercial and industrial applications as well as in the public sector.

        On January 28, 2008, the Company completed the acquisition of ENTECH, Inc. ("ENTECH"), a Fort Worth, Texas company which has operated for 25 years in the concentrating photovoltaic ("CPV") industry. ENTECH has received development funding from and/or installed CPV systems for NASA, Sandia National Laboratories, Department of Energy, Department of Defense and major U.S. utilities and corporations.

        Currently, we have ceased marketing our prior product offerings and our primary business strategy is to develop new solar energy products and services utilizing the ENTECH CPV technology. The Company seeks to leverage the combined technologies of our legacy company, WorldWater, and the technologies which we obtained from our acquisition of ENTECH, Inc., to become a leading supplier of concentrating photovoltaic energy solutions to industrial, commercial and public sector clients. We are developing ENTECH CPV technology to improve our ThermaVolt and SolarVolt products as part of providing turnkey, vertically-integrated, CPV energy solutions. We also expect to market ThermaVolt and SolarVolt as stand-alone products to solar integrators utilizing CPV technology. We are focused on becoming low-cost leaders in the solar industry enabling customers to significantly reduce their current costs for electric and thermal energy. We are also focused on harnessing our skylight technologies to provide day-lighting solutions for customers.

        Our target customers are end-users of energy who are interested in reducing their energy costs and the variability of their monthly utility invoices due to the volatility associated with oil and natural gas prices and other energy inputs. We believe Entech Solar can become a leading energy solutions supplier to industrial, commercial and public entity clients.

        We do not expect to have significant revenues from operations during 2009 (other than collections of amounts due in respect of projects entered into during prior years) since our primary focus is to work to commercialize our technology so that we are able to supply two renewable energy outputs, electricity and hot water, at competitive prices. We believe that providing both electricity and hot water will give customers an energy solution that is more efficient and cost-effective than purchasing stand-alone solar electric or solar thermal systems.

        In July 2008, we moved our executive office as well as most of our engineering, marketing and other personnel from New Jersey to an office and production facility in Fort Worth, Texas, where ENTECH was previously located. The 71,000 square foot center has a planned capacity for 200 megawatts ("mW") of concentrator production. The Company has taken delivery of equipment and machinery for the initial 50 mW production line and continues to refine its manufacturing processes in preparation for the introduction of the SolarVolt and ThermaVolt products into the marketplace in 2010.

        We believe that the long term prospects for solar technologies are very good in light of the volatile prices for non-renewable energy sources such as oil and gas, current and anticipated federal and state legislation regulating carbon emissions and the use of fossil fuels, and solar electric and solar thermal government incentives including the Renewable Energy Loan Program, Renewable Energy Manufacturing Investment Credit, and Solar on Federal Property, Schools and the Military program. We believe that we have the technology, skills and experience necessary to become a leading participant in the CPV industry.

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

REVENUE RECOGNITION

        The Company derives revenue primarily from fixed-price contracts through which the Company provides engineering, design, and procurement services, materials and equipment, and construction/installation services. Revenue is also generated through the sale of solar-related equipment and, to a lesser extent, from consulting projects and government-funded grants.

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

        The Company performed a sensitivity analysis to determine the impact of fluctuations in our estimates for our allowance for doubtful accounts. As of December 31, 2008, the allowance for doubtful accounts was $155,000. If this amount were to change by plus or minus one percent of the account receivable balance, the impact would be an additional $21,000 of income or expense.

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

Share-Based Compensation

        We utilize the binomial option pricing model to estimate the fair value of stock-based compensation at the date of grant. The binomial model requires subjective assumptions regarding dividend yields, expected volatility, expected life of options and risk free interest rates. The assumptions reflect management's best estimate. Changes in these assumptions can materially affect the estimate of fair value and the amount of our stock-based compensation expenses.

Goodwill

        Goodwill was recorded in connection with the acquisition of ENTECH, Inc. in January 2008.

        Goodwill consists of the excess of cost over the fair value of net assets acquired in business combinations accounted for as purchases.

        The Company follows the provision of SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires an annual impairment test for goodwill and intangible assets with indefinite lives. Under SFAS No. 142, the first step of the impairment test requires that the Company determine the fair value of each reporting unit, and compare the fair value to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform a second more detailed impairment assessment. The second impairment assessment involves allocating the reporting unit's fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit's goodwill as of the assessment date. The implied fair value of the reporting unit's goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date.

        Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur, and determination of the Company's weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. The Company will perform its annual impairment test on December 31, each year, unless triggering events occur that would cause us to test for impairment at interim periods.

Other Intangible Assets

        Our balance sheet includes intangible assets which affect the amount of future period amortization expense and possible impairment expense that we will incur. Management's judgments regarding the existence of impairment indicators are based on various factors, including market conditions and operational performance of our business. The intangible assets are amortizable over a period ranging from 9 to 13 years. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. We test our intangible assets for impairment, at least annually. This test is usually conducted in December of each year in connection with the annual budgeting and forecast process. Also, on a quarterly basis, we evaluate whether events have occurred that would negatively impact the realizable value of our intangibles.

 RESULTS OF OPERATIONS—COMPARISON OF YEARS ENDED DECEMBER 31, 2008 AND 2007
(Amounts are rounded to the nearest thousand)

        Contract Revenue.    Contract revenue for the year ended December 31, 2008 amounted to $30,068,000, as compared to $17,531,000 in 2007, an increase of $12,537,000 or 72%. The main contract revenues are outlined in the table below. All contract revenues were generated by domestic projects in 2008.

Name	State	Contract Revenue—2008 (in 000's)	Name	State	Contract Revenue—2007 (in 000's)
Denver Airport	CO	$13,479	Fresno Airport	CA	$13,348
Valley Center Municipal Water District	CA	$7,341	Liberty Science Center	NJ	$1,905
Ocean City	NJ	$3,657	LA Baking	CA	$359
Fresno Airport	CA	$2,421	Trenton Court	NJ	$257
AES—Solar Energy	CT	$1,180	Kraws	NJ	$223
All Other		$1,990	All Other		$1,439

TOTAL		$30,068			$17,531

        Cost of Contract Revenue.    Cost of contract revenue consists primarily of third-party construction and installation expense, materials and supplies required for construction and component equipment, including solar panels, solar array, inverters, and meters.

        Gross Profit (Loss) on Contracts.    The Company generated a gross loss on contracts totaling $8,573,000 in the year ended December 31, 2008, as compared to a gross profit of $1,489,000 in the year ended December 31, 2007. The 2008 gross loss is mainly the result of the following four projects—Valley Center (CA), Fresno Airport (CA), Windsor (CA), and Denver Airport, incurring gross losses of $2,613,000, $1,933,000, $1,515,000 and $289,000, respectively, plus unabsorbed factory overhead of $1,641,000 at our Entech Solar manufacturing facility, warranty provision of $461,000, which is recorded as 1.5% of total revenue, and inventory reserves of $891,000. The majority of the recorded inventory reserve relates to excess solar panels and inverters on hand at December 31, 2008 that the Company has no future contracts to be utilized in, as these panels and inverters are not a part of the product line being introduced at ENTECH in 2009 and beyond. The gross losses were partially offset by $716,000 of gross profit on a variety of 2008 engagements.

        The gross losses on the Valley Center, Fresno Airport and Denver Airport were the result of revised cost under-estimates (in compliance with SOP 81-1) The Windsor gross loss represents unrecoverable costs incurred by the Company in connection with a contract to construct a 783 kilowatt solar power generating system. The Company terminated this contract in accordance with its terms due to its inability to obtain acceptable financing. After many months of effort on the part of the Company, financing for this project, with terms acceptable to the Company, was not achieved and the financing contingency of the agreement was invoked. The $1,515,000 represents project costs incurred in anticipation of the financing being secured, and costs associated with the contract termination, including the satisfactory resolution of all customer and supplier claims.

        Marketing, General and Administrative Expenses (MG&A.)    MG&A expenses for the year ended December 31, 2008, amounted to $21,040,000, compared to $15,369,000 for the year ended December 31, 2007, an increase of $5,671,000 or 37%. The table below outlines and compares the major expense categories for both years. The most significant two events of 2008 causing the increases in MG&A expenses were the acquisition of ENTECH, Inc., and the added headcount, and surrounding consulting/legal expenses needed to support the larger scale projects commenced in 2008. The Company expects MG&A to decrease in 2009 as a result of reducing personnel and operations in its New Jersey facilities.

Marketing, G&A Exp (by major expense category) (In thousands)	2008	2007	Variance	Comment
Salary & Wages	$8,995	$6,949	$2,046	Increased head count due to larger projects and acquisition
Depreciation & Amort.	2,699	173	2,526	Amortization of intangible assets during 2008
Consultants	2,465	1,297	1,168	Strategic Consultant in 2008, increase in outside contract consulting
Office & Facility Expenses	2,452	1,675	777	New offices leases in New Jersey and Texas acquisition
Legal	1,239	2,249	(1,010)	In-house counsel hired and better management of contract financing
Other	3,190	3,026	164

	$21,040	$15,369	$5,671

        Research and Development Expense.    Research and development expense consists primarily of salary expense for internal personnel, and related personnel costs, as well as prototype costs incurred to improve the design of the Company's installations, and expand the Company's product line. Research and development are critical to the Company's strategic objectives of enhancing its technology to meet the requirements of its targeted customers. The Company expects to maintain, if not increase, its current level of expenditure for research and development on a going-forward basis. Research and development expenses incurred in the years ended December 31, 2008 and 2007 were $194,000 and $826,000, respectively. The decrease of $632,000 is primarily due to a one-time $500,000 charge to R&D in the third quarter of 2007 for ENTECH R&D start-up.

        Loss from Operations.    In the year ended December 31, 2008, the Company incurred a loss from operations of $29,705,000, an increase of $15,249,000 over the $14,456,000 loss during the same period in 2007. The increased loss is primarily due to reduced revenues and increased costs related to reduction of personnel and other wind down costs following the acquisition of ENTECH on January 28, 2008.

        Beneficial Conversion and Warrant Amortization.    This expense is a non-cash charge incurred as a result of the market price of the Company's common stock on the date of issuance of convertible notes being higher than the effective conversion price of the convertible notes being issued. There were Beneficial Conversion charges, associated with the issuance of convertible notes in July 2005, of $50,000 in the year ended December 31, 2008, as compared to $125,000 in the same period in 2007. At December 31, 2008 the beneficial conversion charges associated with these convertible notes were fully expensed.

        Loss on Disposal of Property and Equipment.    In the year ended December 31, 2008, the Company incurred charges of $34,000 relating to disposal of various Property and Equipment, as compared to $0 in the year ended December 31, 2007.

        Interest Income(Expense).    In the year ended December 31, 2008, the Company recorded interest income of $446,000, as compared to $196,000 in the same period of 2007. The interest income increase is the result of increased cash investment income generated from a capital raise in January 2008.

        Net Loss.    In the year ended December 31, 2008, the Company recorded a net loss of $29,343,000, as compared to $14,385,000 for the same period in 2007, an increase of $14,958,000. The increased loss is primarily due to the increased loss from operations, accompanied by positive Interest Income (Expense), all of which are described in detail above.

        Preferred Stock Dividends.    These dividends are associated with Series C and F Preferred Stock. The Series C dividends are accrued for at an interest rate of 6%, paid monthly. At the year ended December 31, 2008, the Company recorded an expense of $23,000, as compared to $38,000 in the same period in 2007. Also, at the year ended December 31, 2008, the Company recorded a dividend expense for $15,512,000 in regard to the warrant valuation and beneficial conversion charge associated with the Series F Preferred Stock and Warrants. There were no charges of this type in the year ended December 31, 2007.

COMPARISON OF YEARS ENDED DECEMBER 31, 2007 AND 2006
(amounts are rounded to the nearest thousand)

        Contract Revenue.    Contract revenue for the year ended December 31, 2007 was $17,531,000, an increase of $414,000, or 2%, from $17,117,000 for 2006. The Company continued its expanded revenue base with further continuing to upgrade the sales and marketing staff, along with taking a more aggressive approach to the bid proposal process. Staffing, both at an office and crew level, were increased and skills upgraded, which played a big part in the Company securing the biggest contract in its existence, a $16.25 million deal with an international airport in Fresno, California. Overall, the in revenue over 2007 was obtained as follows; In California, the Company completed four commercial projects with recognized revenue of $406,000 and had one commercial project in progress as of December 31, 2007, with recognized revenue of $13,347,000. The Company also completed fifteen residential projects with aggregate revenue of $667,000. In New Jersey, fourteen commercial projects were completed in 2007 with recognized revenue of $2,692,000. Three residential jobs were completed with recognized revenue of $324,000. In Texas, the Company concluded a 2006 job, recognizing revenue of $51,000. One small international job was completed in 2007, recognizing revenue of $3,000.

        Contract Revenue—Related Party.    The Company also recorded related party revenue from a sale to a principal shareholder of 12 Mobil MaxPure® units, recognizing revenue of $900,000 in 2007 as compared to $0 in 2006.

        Grant Revenue.    Grant revenue for the year ended December 31, 2007 was $36,000, a decrease of $181,000, or 83% from $217,000 for 2006. The fluctuation is a reflection of the timing of grant awards and completion of associated tasks/milestones called for under the grants. Grant revenue is expected to be an immaterial portion of the Company's revenue stream going forward into 2008.

        Cost of Contract Revenue.    The cost of contract revenue for the year ended December 31, 2007 was $16,042,000, an increase of $1,630,000 or 11% from $14,411,000 in 2006. The increase in cost of contract revenue is principally the result of higher volume in 2007.

        Cost of Contract Revenue—Related Party.    The Company also recorded related party cost from a sale to a principal shareholder of 12 Mobil MaxPure® units, of $685,000 in 2007 as compared to $0 in 2006.

        Cost of Grant Revenue.    There was no cost of grant revenue recorded for the year ended December 31, 2007, as compared to $203,000 in 2006.

        Gross Profit on Contracts.    The Company generated a gross profit on contracts in 2007 of $1,489,000, representing a decrease of $1,217,000, versus the gross profit of $2,706,000 in 2006. Gross profits totaling $1,840,000 were attributable to 36 projects. Gross profits were offset by $216,000 in gross losses generated by five projects. Gross profits are also offset by warranty reserves and other expenses not allocated to individual contracts totaling $135,000. The Company attributes the decrease in margin primarily to its main job at the Fresno Yosemite International Airport in 2007, a highly competitively bid contract, which generated a gross profit margin of 8%, as opposed to the main job in

2006 that offered a margin of 27%. The Company continued to achieve better overall efficiencies, bid processes, and trained staff in support of the increasingly challenging and complex job bid process.

        Gross Profit on Contracts- Related Party.    The Company generated gross profits on related party contracts totaling $214,000, as compared to $0 in 2006.

        Gross Profit from Grants.    The Company generated gross profit of $36,000 from grants in 2007, versus a gross profit of $14,000 in 2006.

        Marketing, General and Administrative.    Marketing, general and administrative expenses for the year ended December 31, 2007 were $15,369,000, an increase of $7,594,000 or 98%, from $7,775,000 in 2006. The $7,594,000 increase includes increases in salaries and benefits of $2,278,000 associated with increased headcount in 2007. The number of full-time employees increased from 45 as of December 31, 2006 to 93 as of December 31, 2007. The increases were also a result of increases in professional fees totaling $2,900,000 made up of increased costs for legal, accounting, consulting and investor relations. Increases in Sales & Marketing of $700,000 were a result of increased staff and more focus on international markets. Facilities and Office expenses were up $885,000 covering areas such as our new facility in Ewing, recruiting expenses for high level staff, depreciation expense, and general office supplies, printing and postage. Insurance expenses increased by $250,000 due to the need for increased coverage on high exposure contracts, and significant increase in overall headcount. Shareholders' expense increased by $160,000 due primarily to directors' fees. Bad Debt write-offs, which the Company recorded as MG&A expense, increased by $318,000, mainly due to an isolated large contract settlement related to revenue recognized prior to 2007. The Company does not expect this type of write-off level to continue in 2008. Increases in other expenses of $103,000 accounted for the balance of the $7,594,000 change from 2006 to 2007.

        Research and Development Expenses.    Research and development expenses incurred in the year ended December 31, 2007 were $826,000, an increase of $624,000 or 308% from $202,000 in 2006. The increase is partly a result of Mobil MaxPure®, which accounted for $326,000, and the balance was related to development work being performed by ENTECH. The Company continues to develop its intellectual property, and its increased efforts to market the MobilMax product line.

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

        Interest Income/(Expense), Net.    Was $196,000 and ($959,000) in the years ended December 31, 2007 and 2006, respectively, a decrease of $1,155,000 or 120%. This decrease was due to significant decreases in outstanding debt from 2007 to 2006, an expense due to an increase in the value of our Series D Preferred Stock warrant liability of $439,000 during 2006, along with Capital raises in 2007 that resulted in positive interest income.

        Income Taxes.    The Company did not recognize an income tax benefit for the years ended December 31, 2007 and 2006, respectively. The Company participates in the State of New Jersey's Corporation Business Tax Benefit Certificate Transfer Program (the "Program"), which allows certain high technology and biotechnology companies to sell unused New Jersey net operating loss carryovers and research and development tax credits to other New Jersey corporate taxpayers.

        Accretion of Preferred Stock Dividends.    These dividends are associated with Series C 6% Convertible Preferred Stock, and are accrued for at an interest rate of 6%, paid monthly. In 2007 dividend expense was $38,000, as compared to $23,000 in 2006, where the dividend was only accrued over a six month period from the issuance of the preferred shares.

HISTORICAL CASH FLOW ANALYSIS

        The "Historical Cash Flows Analysis" section discusses consolidated cash flow from operations, investing activities and financing activities.

        A summary of the sources and uses of cash and cash equivalents is as follows:

	Year ended December 31,
(In Thousands)	2008	2007	2006
Net Cash Used in Operating Activities	$(21,940)	$(16,552)	$(10,360)
Net Cash Used in Investing Activities	$(9,399)	$(4,396)	$(966)
Net Cash Provided By Financing Activities	$36,633	$22,048	$16,300

Cash Flows from Operating Activities

        In 2008, the Company had an increase in net cash used in operating activities of $5.4 million in a period when the Company also had an increase in net loss of $30.5 million. An analysis of the increased loss is above in the RESULTS OF OPERATIONS and COMPARISON OF YEARS ENDED DECEMBER 31, 2008 and 2007. The increase in net cash used in operating activities in 2008, a period when the Company's net loss increased, is attributable to expenses related to reduction of personnel and other wind down costs associated with pre-existing business following the ENTECH acquisition, changes in non-cash charges, specifically amortization intangible assets, and from the timing of cash receipts and disbursements related to working capital items in 2008. These changes in working capital items relate mainly to the significant increase in job contracts from 2007 to 2008, along with an increase in staffing to coincide with the growth of the Company.

        Below is a reconciliation of the increase in net cash used in operating activities:

(in thousands)
Increases (decreases) in non-cash charges:
Accretion of preferred stock dividends—Series C	$(15)
Preferred stock dividend attributable to beneficial conversion and warrant amortization	15,512
Beneficial conversion and warrant amortization	(75)
Stock-based employee compensation cost	(315)
Amortization of Intangibles and loan origination costs	2,279
Issuance of stock for service	(137)
Issuance of options and warrants for services	214
Share-based non-employee compensation cost	323
Issuance of stock in lieu of interest	51
Depreciation	380
Loss on disposal of assets	34
Bad debt expense	(202)
Other	(160)

17,889
Changes in timing of cash receipts and disbursements related to working capital items	7,178

25,067
Change in net loss—2008 compared to 2007	(30,455)

Increase in net cash used in operating activities	$(5,388)

Cash Flows from Investing Activities

        In 2008, investing activities included the purchase of ENTECH, Inc. and the purchases of and advances on machinery and equipment relating to the new facility being leased in Texas.

        In 2007, investing activities included the deferred acquisition costs and advances to ENTECH Inc. Investing activities also included leasehold improvements for the Company's former corporate headquarters in Ewing, New Jersey, and the purchase of office equipment including computers for the increased workforce.

        In 2007 and 2006, investing activities included the deferred acquisition costs and advances to ENTECH Inc. Investing activities also included leasehold improvements for the Company's corporate headquarters in Ewing, New Jersey, and the purchase of office equipment including computers for the increased workforce.

        As part of the acquisition agreement, the Company provided $5.0 million to ENTECH for working capital to provide research and development engineering related to the implementation of a new manufacturing plant in Texas. Approximately $2.7 million of working capital was provided to ENTECH as of December 31, 2007, of which $500,000 was expensed as research and development expense on the Company's Statement of Operations in the quarter ending September 30, 2007. The remaining $2.3 million of capital was provided to ENTECH subsequent to December 31, 2007 and prior to the merger which was completed on January 28, 2008.

Cash Flows from Financing Activities

        In 2008, the Company financed its operations principally through the issuance of common stock as the result of private sales and the exercise of warrants and stock options. The Company accounts for transactions with non-employees, in which financing, goods or services are the consideration received for the issuance of equity warrant instruments under the fair value method. The fair value of warrants issued is calculated using the Black-Scholes pricing model.

        On February 13, 2008 the Company announced that it had raised $29.64 million from The Quercus Trust in a private placement of 16,629 shares of the Company's Series F Convertible Preferred Stock at a price of $1,782 per share.

        In January 2008, The Quercus Trust advanced the Company $6.0 million at a rate of 8%. These funds were used primarily to expedite the acquisition of ENTECH on January 28, 2008. The outstanding principal amount of the note and all accrued and unpaid interest was repaid on February 12, 2008. The outstanding principal amount of the note and all accrued and unpaid interest were converted into 3,371 shares of the Company's Series F Convertible Preferred Stock at a price of $1,782 per share.

        In 2007, the Company issued 1,233,666 shares of 10% convertible debentures maturing in 2007 and 2008 generating net proceeds of $185,050. In addition, 18,884,465 shares of common stock were issued upon the exercise of warrants and stock options, raising $3,621,555.

        On September 28, 2007, the Company entered into a Stock and Warrant Purchase Agreement with The Quercus Trust, whereby The Quercus Trust purchased 7.5 million shares of WorldWater's common stock at a price of $1.782 per share, for total proceeds of $13,365,000. The Agreement also provides for the issuance of warrants to The Quercus Trust for the purchase of 9.0 million additional shares of WorldWater's common stock at an exercise price of $1.815, subject to certain adjustments.

        On April 12, 2007, the Company initiated a private offering. A summary of the offering included 10,900,000 Shares of the Company's Common stock issued at $0.50 per share, with a five-year warrant attached to purchase 3,500,000 Shares of the Company's common stock at $0.50. Net proceeds from this offering amounted to $5,117,000. The net proceeds from this offering were used by the Company primarily for working capital.

Historical Cash Flow Analysis—Comparison of the years ended December 31, 2007 vs 2006

Cash Flows from Operating Activities

	Year ended December 31,
	2007	2006
	(in thousands)
Net Cash Used in Operating Activities	$(16,550)	$(10,362)

        In 2007, the Company had an increase in net cash used in operating activities of $6,187,290 in a period when the Company also had an increase in net loss of $2,896,647. An analysis of the increased loss is above in the RESULTS OF OPERATIONS and COMPARISON OF YEARS ENDED DECEMBER 31, 2007 and 2006. The increase in net cash used in operating activities in 2007, a period when the Company's net loss increased, is attributable to changes in non-cash charges and from the timing of cash receipts and disbursements related to working capital items in 2007. These changes in working capital items relate mainly to the significant increase in job contracts from 2006 to 2007, along with an increase in staffing to coincide with the growth of the company.

(in thousands)
Increases (decreases) in non-cash charges:
Beneficial conversion and Warrant amortization	$(7,327)
Warrant exercise inducement expenses	(1,589)
Issuance of stock for service	19
Depreciation and amortization	89
Stock-based employee compensation cost	(106)
Interest expense attributable to increase in value of warrant liability	(439)
Amortization of interest expense	(334)
Issuance of options and warrants for services	(10)
Amortization of intangibles and loan origination costs	(291)
Share-based non-employee compensation cost	(45)
Amortization of deferred compensation	(45)
Issuance of stock in lieu of interest	(43)
Other	160
Bad debt expense	317

(9,644)
Changes in timing of cash receipts and disbursements related to working capital items	2,297

(7,347)
Change in net loss—2007 compared to 2006	1,155

Increase in net cash used in operating activities	$(6,192)

        Refer to Warrant Exercise Inducement Expense section on the MD&A for a detailed description of the transactions.

Cash Flows from Investing Activities

	Year ended December 31,
	2007	2006
	(in thousands)
Net Cash Used in Investing Activities	$(4,396)	(966)

        In 2007 and 2006, investing activities included the deferred acquisition costs and advances to ENTECH Inc. Investing activities also included leasehold improvements for the company's corporate headquarters in Ewing, NJ, and the purchase of office equipment including computers for the increased workforce.

        As part of the merger agreement, the Company provided $5.0 million to ENTECH for working capital to provide research and development engineering related to the implementation of a new manufacturing plant in Texas. Approximately $2.7 million of working capital was provided to ENTECH as of December 31, 2007, of which $500,000 was expensed as research and development expense on WorldWater's Statement of Operations in the quarter ending September 30, 2007. The remaining $2.3 million of capital was provided to ENTECH subsequent to December 31, 2007 and prior to the merger which was completed on January 28, 2008.

  Cash Flows from Financing Activities

	Year ended December 31,
	2007	2006
Net Cash Provided By Financing Activities	$22,048	$16,300

        In 2007, the Company issued 1,233,666 shares of 10% convertible debentures maturing in 2007 and 2008 generating net proceeds of $185,050. In addition, 18,884,465 shares of common stock were issued upon the exercise of warrants and stock options, raising $3,621,555.

        On September 28, 2007, the Company entered into a Stock and Warrant Purchase Agreement with the Quercus Trust, whereby the Quercus Trust purchased 7.5 million shares of WorldWater's common stock at a price of $1.782 per share, for total proceeds of $13,365,000. The Agreement also provides for the issuance of warrants to the Quercus Trust for the purchase of 9.0 million additional shares of WorldWater's common stock at an exercise price of $1.815, subject to certain adjustments. The exercise of warrants into common stock cannot take place until additional shares are authorized by the company's shareholders. Prior to September 28, 2007, the Quercus Trust and its affiliates owned approximately 21.6 million shares of WorldWater common stock, representing approximately 12.2% of the equity ownership in the Company, or 8.2% on a fully diluted basis. With this Agreement, the Quercus Trust and its affiliates own approximately 16.4% of the equity ownership in WorldWater, or 10.6% on a fully diluted basis as of September 30, 2007.

        On April 12, 2007, the Company initiated a private offering. A summary of the offering included 10,900,000 Shares of the Company's Common stock issued at $0.50 per share, with a five-year warrant attached to purchase 3,500,000 Shares of the Company's common stock at $0.50. Net proceeds from this offering amounted to $5,117,000. The net proceeds from this Offering were used by the Company primarily for working capital.

LIQUIDITY AND CAPITAL RESOURCES

        At December 31, 2008, the Company's current ratio was 3.12, with working capital of $15.5 million, and cash and cash equivalents of $12.2 million.

        The Company has historically financed operations and met capital expenditures requirements primarily through issuance of debentures, sales of capital stock and solar system equipment sales. Management plans to continue to raise funds through the sale of capital stock.

        In January 2008, The Quercus Trust advanced the Company $6.0 million with an interest rate of 8%. These funds were used primarily to expedite the acquisition of ENTECH, Inc. on January 28, 2008. On February 12, 2008, the outstanding principal amount of the note and all accrued and unpaid interest were converted into 3,371 shares of Entech Solar Series F Convertible Preferred Stock at a price of $1,782 per share.

        On February 13, 2008 the Company announced that it had raised $29.64 million from The Quercus Trust in a private placement of 16,629 shares of Entech Solar Series F Convertible Preferred Stock at a price of $1,782 per share.

        On March 13, 2009, the Company announced that it intends to effect a $3 million common stock rights offering to its shareholders in order to raise equity capital for general corporate and working capital purposes. The rights will have an exercise price of $0.1615, which is equal to 85% of the closing price for the common stock on March 12, 2009. The Quercus Trust, the largest beneficial owner of Entech's common stock, has agreed to back stop the rights offering by purchasing on the same terms up to $764,000 of shares not subscribed through the exercise of rights, in addition to the $1,236,000 of shares it will have the right to purchase due to its current ownership interest in Entech, for a total investment of up to $2 million. A record date for the rights offering has not been determined.

        Presently, with no further financing, we will run out of funds in September 2009. If we are unable to raise additional financing, we could be required to reduce our spending plans, reduce our workforce, license to others products or technologies we would otherwise seek to commercialize ourselves and sell certain assets. There can be no assurance that we can obtain financing, if at all, on terms acceptable to us.

        We have prepared our financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue in existence.

COMMITMENTS AND GUARANTEES

        The Company's commitments as of December 31, 2008, for the years 2009 through 2013 and thereafter are summarized below:

(In thousands)	2009	2010	2011	2012	2013	Thereafter	Total
Employment obligations	$871	$675	$50	$—	$—	$—	$1,596
Renewable energy credit guarantee obligations	60	60	60	60	—	—	240
Operating lease payments	914	773	773	773	816	2,722	6,771

Total	$1,845	$1,508	$883	$833	$816	$2,722	$8,607

INCOME TAXES

        As of December 31, 2008, the Company had federal and state net operating loss carryforwards totaling approximately $69,574,360 and $53,431,560, respectively, available to reduce future taxable income and tax liabilities which expire at various dates between 2009 and 2028. In addition, as of December 31, 2008, the Company had federal research and development tax credit carryforwards of approximately $180,600 available to reduce future taxable income and tax liabilities which expire at various dates between 2028. Under provisions of the Internal Revenue Code, substantial changes in the Company's ownership may limit the amount of net operating loss carryforwards and research and development credit carryforwards, which can be used in future years.

ACQUISITION

        On January 28, 2008, the Company completed the acquisition of ENTECH, Inc. ("ENTECH"), a Fort Worth, Texas company which has operated for 25 years in the concentrating photovoltaic ("CPV") industry. ENTECH has received development funding from and/or installed CPV systems for NASA, Sandia National Laboratories, Department of Energy, Department of Defense and major U.S. utilities and corporations.

        The following summarizes the purchase price of and advances to ENTECH as of the acquisition date.

(000's)
Cash	$5,000
*Common Stock	42,295
Acquisition Costs	911

Total Purchase Price	48,206
Advances from WorldWater	4,508

Total Purchase Price of and Advances to ENTECH	$52,714

    *
    19,672,131 shares of the Company's common stock valued at $42.3 million at the $2.15 fair market value of our common stock on October 29, 2007, the date the terms of the acquisition agreement were announced.

        Additionally, the ENTECH stockholders are entitled to receive future earn-out consideration calculated as 5% of ENTECH's gross revenues determined in accordance with generally accepted accounting principles until the accumulated total of such earn-out payments paid by the Company to the ENTECH stockholders equals $5,000,000. As of December 31, 2008, no earn-out payments have been earned or accrued.

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

        The allocation of purchase price and advances on the net assets of ENTECH is as follows:

        Tangible and intangible assets acquired:

Intangible Assets—Trademark	$1,600
Intangible Assets—Technology	23,750
Goodwill	23,837
Cash	4,028
Deposits on Machinery and Equipment	1,445
Other	78

Total assets	54,738
Less current liabilities assumed	(1,057)
Less long-term debt and accrued expenses assumed	(967)

Total Purchase Price and Advances	$52,714

RECENT ACCOUNTING PRONOUNCEMENTS

        In June 2008, the FASB ratified the consensus reached on Emerging Issues Task Force ("EITF") Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock ("EITF No. 07-05"). EITF No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity's own stock, which would qualify as a scope exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. EITF No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption for an existing instrument is not permitted. The Company is currently evaluating the impact of the pending adoption of EITF No. 07-05.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which was effective for the Company on January 1, 2008. The Statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The Statement codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Company has determined that the adoption of this statement did not have a material effect on the 2008 consolidated financial statements.

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

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("FAS 141R"), which replaces FASB Statement No. 141. FAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree, and the goodwill acquired. FAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. FAS 141R is effective as of the beginning of an entity's fiscal year that begins after December 15, 2008, which will be our fiscal year beginning January 1, 2009.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51" ("FAS 160"), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. FAS 160 is effective as of the beginning of an entity's fiscal year that begins after December 15, 2008, which will be our fiscal year beginning January 1, 2009. We are currently evaluating the potential impact, if any, of the adoption of FAS 160 on our consolidated financial position, results of operations and cash flows.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK—

        Entech Solar is exposed to certain market risks arising from transactions it has entered into in the normal course of business. These risks primarily relate to fluctuations in commodity prices.

Foreign Currency Transaction Risk

        Entech Solar does not believe it is exposed to foreign currency exchange risk because all of its sales and purchases are denominated in United States dollars.

Commodity Price Risk

        Entech Solar is subject to market risk from fluctuating market prices of certain raw materials. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. Entech Solar endeavors to recoup these price increases from its customers on an individual contract basis to avoid operating margin erosion. Entech Solar has historically not entered into any contracts to hedge its commodity risk although it may do so in the future. Commodity price changes can have a material impact on Entech Solar's prospective earnings and cash flows.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Entech Solar, Inc.
(formerly WorldWater & Solar Technologies Corp.) and Subsidiaries

        We have audited the accompanying consolidated balance sheets of Entech Solar, Inc. (formerly WorldWater & Solar Technologies Corp.) and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for each of the three years in the period ended December 31, 2008. We also have audited Entech Solar, Inc.'s internal control over financial reporting as of December 31, 2008 on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Entech Solar, Inc.'s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the company's internal control over financial reporting based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Entech Solar, Inc. (formerly WorldWater & Solar Technologies Corp.) and Subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Entech Solar, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Internal Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going-concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going-concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Edison, New Jersey
March 16, 2009

ENTECH SOLAR, INC. AND SUBSIDIARIES
(FORMERLY WORLDWATER & SOLAR TECHNOLOGIES CORP)

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$12,169	$6,873
Accounts receivable—trade, (net of allowance of $155 and $221 at December 31, 2008 and December 31, 2007, respectively)	1,971	10,156
Rebates receivable	115	1,154
Inventory	3,664	1,399
Costs and estimated earnings/losses in excess of billings	2,613	5,549
Escrow funds relating to contract performance	1,339	—
Prepaid expenses and deposits	964	1,016

Total Current Assets	22,835	26,147
Advances on machinery and equipment	2,285	—
Property and equipment, net	5,969	1,468
Intangible and other assets
Other intangible assets, net	23,058	27
Goodwill	23,837	—
Deferred costs on and advances to acquiree—ENTECH	—	3,795
Other deposits	153	53

Total assets	$78,137	$31,490

Liabilities, Convertible Redeemable Preferred Stock and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$3,955	$9,393
Long-term debt and notes payable, current portion	—	298
Customer deposits	20	4
Customer deposits—related party	1,023	775
REC guarantee liability, current portion	60	65
Series D preferred stock warrants	1,394	1,394
Billings in excess of costs and estimated earnings/losses	760	3
Accrued losses on construction in progress	101	—

Total Current Liabilities	7,313	11,932
Long-term debt and notes payable	—	38
REC guarantee liability, net of current portion	180	230

Total Liabilities	7,493	12,200

Convertible redeemable preferred stock
Series C convertible redeemable preferred stock	170	500
Series D convertible redeemable preferred stock	11,180	11,180

Total convertible redeemable preferred stock	11,350	11,680

Stockholders' equity
Preferred stock convertible $.01 par value authorized 10,000,000; issued and outstanding:
Series B 7%—611,111 shares liquidation preference $550,000	6	6
Common stock, $.001 par value; authorized 450,000,000 and 275,000,000 shares; 236,420,779 and 189,352,674 shares issued at December 31, 2008 and 2007, respectively; 236,392,911 and 189,352,674 shares outstanding at December 31, 2008 and 2007, respectively.	236	189
Additional paid-in capital	167,979	71,425
Treasury Stock, 27,868 shares, at cost, as of December 31, 2008	(39)	—
Accumulated deficit	(108,888)	(64,010)

Total stockholders' equity	59,294	7,610

Total Liabilities, convertible redeemable preferred stock and stockholders' Equity	$78,137	$31,490

The notes to the consolidated financial statements are an integral part of these statements.

ENTECH SOLAR, INC. AND SUBSIDIARIES
(FORMERLY WORLDWATER & SOLAR TECHNOLOGIES CORP)

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31,

(In thousands, except per share data)

	2008	2007	2006
Revenues:
Contract	$30,068	$17,531	$17,117
Related Party	775	900	—
Grant	—	36	217

Total	30,843	18,467	17,334

Cost of Revenues:
Contract, including provision for loss on contracts	38,641	16,042	14,411
Related party	673	686	—
Grant	—	—	203

Total	39,314	16,728	14,614

Gross Profit (Loss):
Contract	(8,573)	1,489	2,706
Related party	102	214	—
Grant	—	36	14

Total	(8,471)	1,739	2,720

Operating expenses:
Marketing, general and administrative expenses	21,040	15,369	7,775
Research and development expense	194	826	202

Total operating expenses	21,234	16,195	7,977

Loss from operations	(29,705)	(14,456)	(5,257)

Other (expense) income
Debt sourcing fees and commissions	—	—	(284)
Beneficial conversion and warrant amortization	(50)	(125)	(3,400)
Warrant exercise inducement fees	—	—	(1,588)
Other	(34)	—	—
Interest income (expense)	446	196	(959)

Total other income (expense), net	362	71	(6,231)

Net loss	(29,343)	(14,385)	(11,488)
Accretion of preferred stock dividends—Series C	(23)	(38)	(23)
Preferred stock dividends attributable to beneficial conversion and warrant amortization	(15,512)	—	(4,067)

Net loss attributable to common shareholders	$(44,878)	$(14,423)	$(15,578)

Net Loss applicable per Common Share (basic and diluted)	$(0.21)	$(0.09)	$(0.11)

Weighted average common shares outstanding used in per ahare calculation (basic and diluted)	213,834	168,961	135,921

The notes to the consolidated financial statements are an integral part of these statements.

ENTECH SOLAR, INC. AND SUBSIDIARIES
(FORMERLY WORLDWATER & SOLAR TECHNOLOGIES CORP)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,

(In thousands)

	2008	2007	2006
Cash flows from operating activities:
Net loss attributable to common shareholders	$(44,878)	$(14,423)	$(15,578)
Preferred stock dividends attributable to beneficial conversion and warrant amortization	15,512	—	4,067
Accretion of preferred stock dividends	23	38	23
Adjustments to reconcile net cash used in operating activities:
Issuance of warrants as inducement for warrant exercise	—	—	1,589
Beneficial conversion and warrant amortization	50	125	3,400
Stock based employee compensation cost	703	1,018	1,124
Interest expense attributable to increase in value of warrant liability	—	—	439
Amortization of interest expense	—	—	334
Amortization of intangibles and loan origination costs	2,319	40	331
Issuance of stock for service	110	247	228
Issuance of options and warrants for services	274	60	70
Share based non-employee compensation cost	331	8	53
Amortization of deferred compensation	—	—	45
Issuance of stock in lieu of interest	77	26	69
Depreciation and amortization	499	119	30
Loss on disposal of assets	34	—	—
Bad debt expense	147	349	32
Other	—	160	—
Changes in assets and liabilities:
Accounts receivable	8,216	(5,217)	(4,966)
Accounts receivable—related parties	—	22	10
Rebates receivable	926	(1,154)	—
Inventory	(2,265)	(651)	(365)
Letter of credit in connection with performance bond	(1,339)	—	—
Costs and estimated earnings/losses in excess of billings	2,944	(3,000)	(2,081)
Prepaid expenses and deposits	(47)	734	(1,637)
Accounts payable and other accrued expenses	(6,643)	4,412	2,574
Accrued losses on construction in progress	101	—	(155)
Billings in excess of costs and estimated earnings/losses	757	(146)	117
Renewable energy credits guarantee liability	(55)	(55)	(67)
Customer deposits	16	(39)	(46)
Customer deposits—related party	248	775	—

Net cash (used in) operating activities	(21,940)	(16,552)	(10,360)

Cash flows from investing activities:
Purchase of property and equipment and advances on machinery and equipment	(5,990)	(1,391)	(175)
Acquisition of ENTECH Inc., net of cash acquired of $4.028 million	(3,409)	—	—
Deferred cost on proposed acquisition	—	(3,005)	(791)

Net cash (used in) investing activities	(9,399)	(4,396)	(966)

Cash flows from financing activities:
Proceeds from issuance of debt, and notes payable with detachable warrants	—	185	—
Proceeds from exercise of warrants and stock options	1,216	3,622	3,532
Proceeds from issuance of convertible preferred stock and warrants, net	29,640	(250)	12,884
Proceeds from issuance of common stock	—	18,482	—
Proceeds from issuance of promissory note	6,000	—	—
Increase (decrease) in restricted cash and restricted cash equivalents	—	31	(19)
Payments on short-term debt	(221)	(22)	(97)

Net cash provided by financing activities	36,633	22,048	16,300

Net Increase in cash and cash equivalents	5,296	1,100	4,974
Cash and cash equivalents, beginning of year	6,873	5,773	799

Cash and cash equivalents, end of year	$12,169	$6,873	$5,773

The notes to the consolidated financial statements are an integral part of these statements.

ENTECH SOLAR, INC. AND SUBSIDIARIES
(FORMERLY WORLDWATER & SOLAR TECHNOLOGIES CORP)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY/(DEFICIENCY)
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(In thousands)

	Preferred Stock		Common Stock
					Additional Paid-In Capital (Preferred)		Treasury
		Par Value		Par Value		Additional Paid-In Capital			Accumulated Deficit
	Shares		Shares				Shares	Stock		Total
Balance, December 31, 2005	611	$6	108,787	$109	$537	$32,548	—	$—	$(34,054)	$(854)
Beneficial conversion and warrants on preferred stock dividend	—	—	—	—	—	4,067	—	—	(4,067)	—
Conversion of convertible notes	—	—	21,422	21	—	3,771	—	—	—	3,792
Issuance of common stock::
For services and to induce exercise of warrants	—	—	425	—	—	228	—	—	—	228
Exercise of warrants	—	—	16,620	17	—	3,405	—	—	—	3,422
Exercise of options	—	—	451	—	—	109	—	—	—	109
In lieu of payment of interest	—	—	207	—	—	69	—	—	—	69
Warrants granted to induce exercise of warrants	—	—	1,447	2	—	1,587	—	—	—	1,589
Warrants granted for services	—	—	—	—	—	70	—	—	—	70
Share-based employee compensation cost	—	—	—	—	—	1,124	—	—	45	1,169
Share-based non-employee compenstation cost	—	—	—	—	—	53	—	—	—	53
Accretion of preferred stock dividends	—	—	—	—	—	—	—	—	(23)	(23)
Net loss	—	—	—	—	—	—	—	—	(11,488)	(11,488)

Balance, December 31, 2006	611	6	149,359	149	537	47,031	—	—	(49,587)	(1,864)
Conversion of convertible notes	—	—	1,234	1	—	184	—	—	—	185
Stock issued for services	—	—	755	1	—	246	—	—	—	247
Capital raise	—	—	18,400	18	—	18,464	—	—	—	18,482
Exercise of warrants	—	—	12,745	13	—	1,868	—	—	—	1,881
Exercise of options	—	—	6,139	6	—	1,734	—	—	—	1,740
Conversion of Preferred C Stock	—	—	641	1	—	249	—	—	—	250
In lieu of payment of interest	—	—	80	—	—	26	—	—	—	26
Warrants granted for services	—	—	—	—	—	60	—	—	—	60
Share-based employee compensation cost	—	—	—	—	—	1,018	—	—	—	1,018
Share-based non-employee compenstation cost	—	—	—	—	—	8	—	—	—	8
Accretion of preferred stock dividends	—	—	—	—	—	—	—	—	(38)	(38)
Net loss	—	—	—	—	—	—	—	—	(14,385)	(14,385)

Balance, December 31, 2007	611	6	189,353	189	537	70,888	—	—	(64,010)	7,610
Accretion of preferred stock dividends—Series C	—	—	—	—	—	—	—	—	(23)	(23)
Beneficial conversion feature and warrants on preferred stock dividends—Series F	—	—	—	—	—	15,512	—	—	(15,512)	—
Conversion of convertible notes	—	—	1,333	1	—	344	—	—	—	345
Stock issued for services	—	—	120	—	—	110	—	—	—	110
Exercise of warrants	—	—	2,067	2	—	379	—	—	—	381
Exercise of options	—	—	2,711	3	—	837	—	—	—	840
Conversion of Preferred C stock	—	—	846	1	—	329	—	—	—	330
Stock issued In lieu of payment of interest	—	—	290	—	—	77	—	—	—	77
Issuance of options for services	—	—	—	—	—	331	—	—	—	331
Share-based employee compensation cost	—	—	—	—	—	703	—	—	—	703
Series E—preferred stock issued in exchange for common stock	20	—	—	—	—	27,383	19,700	(27,383)	—	—
Sale of Series F—convertible preferred stock	20	—	—	—	—	35,600	—	—	—	35,600
Conversion of Series E preferred to common stock	(20)	—	19,700	20	—	(20)	—	—	—	—
Conversion of Series F preferred to common stock	(20)	—	20,000	20	—	(20)	—	—	—	—
Entech Inc. purchase	—	—	—	—	—	14,989	(19,672)	27,344	—	42,333
Net loss	—	—	—	—	—	—	—	—	(29,343)	(29,343)

Balance, December 31, 2008	611	$6	236,420	$236	$537	$167,442	28	$(39)	$(108,888)	$59,294

The notes to the consolidated financial statements are an integral part of these statements.

ENTECH SOLAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note (1) Liquidity and Capital Resources

        At December 31, 2008, the Company's current ratio was 3.12, with working capital of $15.5 million, and cash and cash equivalents of $12.2 million.

        The Company has historically financed operations and met capital expenditures requirements primarily through issuance of debentures, sales of capital stock and solar system equipment sales. Management plans to continue to raise funds through the sale of capital stock.

        In January 2008, The Quercus Trust advanced the Company $6.0 million with an interest rate of 8%. These funds were used primarily to expedite the acquisition of ENTECH, Inc. on January 28, 2008. On February 12, 2008, the outstanding principal amount of the note and all accrued and unpaid interest were converted into 3,371 shares of Entech Solar Series F Convertible Preferred Stock at a price of $1,782 per share.

        On February 13, 2008 the Company announced that it had raised $29.64 million from The Quercus Trust in a private placement of 16,629 shares of Entech Solar Series F Convertible Preferred Stock at a price of $1,782 per share.

        On March 13, 2009, the Company announced that it intends to effect a $3 million common stock rights offering to its shareholders in order to raise equity capital for general corporate and working capital purposes. The rights will have an exercise price of $0.1615, which is equal to 85% of the closing price for the common stock on March 12, 2009. The Quercus Trust, the largest beneficial owner of Entech's common stock, has agreed to back stop the rights offering by purchasing on the same terms up to $764,000 of shares not subscribed through the exercise of rights, in addition to the $1,236,000 of shares it will have the right to purchase due to its current ownership interest in Entech, for a total investment of up to $2 million. A record date for the rights offering has not been determined.

        The consolidated financial statements are presented on the basis that the Company will continue as a going concern. The going concern concept contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company's recurring losses and negative cash flows from operations raise substantial doubt about the Company's ability to continue as a going concern. Management plans to continue to raise funds through the sale of capital stock and additional borrowings. However, there can be no assurances that the Company will be successful in these efforts. The consolidated financial statements do not include any adjustments that might result from the outcome of this going concern uncertainty.

Note (2) Nature of the Business

OVERVIEW

        Entech Solar, Inc. ("Entech Solar" or the "Company"), formerly WorldWater & Solar Technologies Corp. ("WorldWater"), intends to become a leading provider of low-cost, distributed, concentrating solar energy systems, products and services. The Company designs, manufactures and installs solar energy systems that provide electricity and thermal energy in commercial and industrial applications as well as in the public sector.

        On January 28, 2008, the Company completed the acquisition of ENTECH, Inc. ("ENTECH"), a Fort Worth, Texas company which has operated for 25 years in the concentrating photovoltaic ("CPV") industry. ENTECH has received development funding from and/or installed CPV systems for NASA, Sandia National Laboratories, Department of Energy, Department of Defense and major U.S. utilities and corporations.

ENTECH SOLAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note (2) Nature of the Business (Continued)

        Currently, the Company has ceased marketing its prior product offerings and our primary business strategy is to develop new solar energy products and services utilizing the ENTECH CPV technology. The Company seeks to leverage the combined technologies of our legacy company, WorldWater, and the technologies which it obtained from its acquisition of ENTECH, Inc., to become a leading supplier of concentrating photovoltaic energy solutions to industrial, commercial and public sector clients. The Company is developing ENTECH CPV technology to improve our ThermaVolt and SolarVolt products as part of providing turnkey, vertically-integrated, CPV energy solutions. We also expect to market ThermaVolt and SolarVolt as stand-alone products to solar integrators utilizing CPV technology. The Company is focused on becoming a low-cost leader in the solar industry enabling customers to significantly reduce their current costs for electric and thermal energy. We are also focused on harnessing our skylight technologies to provide day-lighting solutions for customers.

        The Company's target customers are end-users of energy who are interested in reducing their energy costs and the variability of their monthly utility invoices due to the volatility associated with oil and natural gas prices and other energy inputs. Entech Solar believes it can become a leading energy solutions supplier to industrial, commercial and public entity clients.

        We do not expect to have significant revenues from operations during 2009 since our primary focus is to work to commercialize our technology so that it is able to supply two renewable energy outputs, electricity and hot water, at competitive prices. The Company believes that providing both electricity and hot water will give customers an energy solution that is more efficient and cost-effective than purchasing stand-alone solar electric or solar thermal systems.

        In July 2008, the Company opened an office and production facility in Fort Worth, Texas, where ENTECH was previously located. The 71,000 square foot center has a planned capacity for 200 megawatts ("mW") of concentrator production. The Company has taken delivery of equipment and machinery for the initial 50 mW production line and continues to refine its manufacturing processes in preparation for the introduction of the SolarVolt and ThermaVolt products into the marketplace in 2010.

        The Company believes that the long term prospects for solar technologies are very good in light of the volatile prices for non-renewable energy sources such as oil and gas, current and anticipated federal and state legislation regulating carbon emissions and the use of fossil fuels, and solar electric and solar thermal government incentives including the Renewable Energy Loan Program, Renewable Energy Manufacturing Investment Credit, and Solar on Federal Property, Schools and the Military program. The Company believes that we have the technology, skills and experience necessary to become a leading participant in the CPV industry.

        All of the Company's assets are located in the United States.

Note (3) Summary of Significant Accounting Policies

        A summary of the major accounting policies followed by the Company in the preparation of the accompanying financial statements is set forth below.

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its subsidiaries including ENTECH Inc., a Delaware Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

ENTECH SOLAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note (3) Summary of Significant Accounting Policies (Continued)

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Estimates are used for, but not limited to, costs to complete contracts, warranty expense, taxes, the guaranty liability for the value of Renewable Energy Credits, losses on uncompleted contracts, lives of intangible assets, lives of property and equipment, and the value of shares issued. Although these estimates are based on management's best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from the estimates.

Fair Value of Financial Instruments

        The carrying value of accounts receivable, accounts payable, accrued expenses and preferred stock warrants approximate their respective fair values. The fair value of the Company's notes payable and debt are estimated based on the current rates offered to the Company for debt of the same remaining maturities and similar terms. See "Guarantor Agreements" below for disclosures regarding the fair value of the Company's exposure for Renewable Energy Credits ("RECs") which have been accrued on the Consolidated Balance Sheets as of December 31, 2008 and 2007.

Concentration of Credit Risk and Significant Customers

        Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with two financial institutions. With respect to accounts receivable as of December 31, 2008, 77% of the receivables were from two commercial customers, and were paid in 2009. The Company does not require collateral or other security against accounts receivable; however, it maintains reserves for potential credit losses and such losses have historically been within management's expectations. The Company had three major customers accounting for 87% of revenue for the year ended December 31, 2008; one major customer accounting for 72% of revenue for the year ended December 31, 2007; and one customer accounting for 45% of revenue for the year ended December 31, 2006.

        The Company holds cash and cash equivalents at two major financial institutions, which often exceed FDIC insured limits. Historically, the Company has not experienced any losses as a result of such concentration of credit risk.

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

ENTECH SOLAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note (3) Summary of Significant Accounting Policies (Continued)

Renewable Energy Credit Guarantee (RECs)

        Under the equipment sales contract for a 267,840 kW (DC) solar-driven irrigation and energy system built in 2004 and a 42.7 kW solar-pumping and energy system currently in construction, the Company has guaranteed the price of certain Renewable Energy Certificates (RECs) which represent the right to receive funds based upon the installations during the first seven years of operation. Based on current market indications, the Company estimates its guarantee obligation may result in a potential loss of $452,907 which is tied to the future market and trading value of RECs traded in California. The liability was recorded in accordance with FIN 45, paragraph 8, whereby the Company determined the maximum number of kwh to be generated over the seven year span to be 3,148,936 (449,848 × 7), multiplied by the guaranteed amount of $0.125, resulting in a liability of $393,617. Without the knowledge of the future value of these RECs, the Company recorded as reductions of Contract Revenue: estimated losses of $59,290 and $393,617 in the years ended December 31, 2005 and 2004, respectively. There were no reductions of Contract Revenue record in the years ended December 31, 2006, 2007, or 2008. Adjustments to the estimated guarantee obligation will be recognized as an adjustment of revenue over the seven year term of the respective guarantee obligations. As of December 31, 2008 the Company has made payments on this guarantee in the amount of $153,010.

        The offering of renewable energy credit guarantee was an isolated incident, and the Company does not currently intend to offer similar guarantees in the future. Further, the Company's maximum liability is fixed at $393,617 and accrued for and not subject to change over the life of the agreement.

Product Warranty

        The Company provides for the estimated cost of product warranties at the time revenue is recognized. Since the Company has a limited operating history, adjustments in future periods may be required as its installations mature. The following table summarizes the activity regarding the Company's warranty accrual:

Balance, December 31, 2006	$377,962
Accruals for warranties issued during 2007	276,990
Utilization of warranty reserve during 2007	(240,456)

Balance, December 31, 2007	414,496
Accruals for warranties issued during 2008	460,633
Utilization of warranty reserve during 2008	(42,639)

Balance, December 31, 2008	$832,490

        The product warranty accrual is included in Accounts Payable and Accrued Expenses in the Company's Consolidated Balance Sheets.

Revenue Recognition

        The Company derives revenue primarily from fixed-price contracts through which the Company provides engineering, design, and procurement services, materials and equipment, and construction / installation services. Revenue is also generated through the sale of solar-related equipment and, to a lesser extent, from consulting projects and government-funded grants.

ENTECH SOLAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note (3) Summary of Significant Accounting Policies (Continued)

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

Inventory

        Inventory is stated at the lower of cost or market determined by the First-In, First-Out (FIFO) method. Historically, inventory has consisted mainly of purchased system components. During the fourth quarter of 2008, the Company increased its inventory reserve by approximately $891,000. The increase in the reserve relates to excess solar panels.

ENTECH SOLAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note (3) Summary of Significant Accounting Policies (Continued)

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

        At December 31, 2008, certain machinery and equipment for the Texas location was paid for, but not yet delivered. The Company recorded these amounts as Advances on Machinery and Equipment on the accompanying Consolidated Balance Sheets.

Escrow Funds Relating to Contract Performance

        Escrow funds relating to contract performance are utilized to secure contracts and are separately recorded as an asset on the accompanying Consolidated Balance Sheets, and are contractually released back to the Company at the completion of each contract.

Other Intangible Assets

        Other Intangible Assets, which include trademarks and technology, were recorded in connection with the acquisition of ENTECH, Inc. in January 2008. The assets, excluding trademarks, are being amortized on a straight line basis over 9 to 13 years. The ENTECH trademark is not being amortized.

        Management evaluates the recoverability of such other intangible assets whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. The evaluation is based on estimates of undiscounted future cash flows over the remaining useful life of the assets. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to fair value. As of December 31, 2008, no such write-down was required.

Goodwill

        Goodwill was recorded in connection with the acquisition of ENTECH, Inc. in January 2008.

        Goodwill consists of the excess of cost over the fair value of net assets acquired in business combinations accounted for as purchases.

        The Company follows the provision of SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires an annual impairment test for goodwill and intangible assets with indefinite lives. Under SFAS No. 142, the first step of the impairment test requires that the Company determine the fair value of each reporting unit, and compare the fair value to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform a second more detailed impairment assessment. The second impairment assessment involves allocating the reporting unit's fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit's goodwill as of the assessment date. The implied fair value of the

ENTECH SOLAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note (3) Summary of Significant Accounting Policies (Continued)

reporting unit's goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date.

        Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the useful life over which cash flows will occur, and determination of the Company's weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. The Company will perform its annual impairment test on December 31 each year, unless triggering events occur that would cause the Company to test for impairment at interim periods. At December 31, 2008, no impairment was recorded.

ENTECH SOLAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note (3) Summary of Significant Accounting Policies (Continued)

Research and Development

        Research and development costs are expensed as incurred.

Advertising Costs

        Advertising costs are expensed as incurred and were approximately $220,000, $157,000, and $57,000 for the years ending December 31, 2008, 2007, and 2006 respectively.

Share-Based Compensation

        On January 1, 2006 the Company adopted SFAS No. 123R, "Share-Based Payment," which requires all companies to measure and recognize compensation expense at fair value for all stock-based payments to employees and directors.

        The Company uses the binomial option-pricing model to estimate fair value of grants of employee and director stock options, with the following weighted average assumptions:

	Year Ended December 31,
Assumptions for Option Grants	2008	2007	2006
Risk-free interest rate	2.41%	5%	5%
Volatility	99%	89%	34%
Expected dividend yield	0%	0%	0%
Expected term	3-10 yrs	4-5 years	10 years
Estimated forfeiture rate	9%	3%	1%

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

        Compensation expense for the years ended December 31, 2008, 2007 and 2006 was $760,000, $1,018,000 and $1,124,000, respectively. This expense is presented as part of the operating results in marketing, general and administrative expenses. For stock options granted to non-employees an additional marketing, general, and administrative expense in the amount of approximately $331,000, $8,000 and $53,000 was recognized during the years ended December 31, 2008, 2007 and 2006, respectively.

Net Loss Per Common Share

        Basic loss per share includes no dilution and is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. As presented, the Company's basic and diluted net loss per share attributable to common stockholders is based on the weighted average number of common shares outstanding during the period. The

ENTECH SOLAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note (3) Summary of Significant Accounting Policies (Continued)

calculation of diluted net loss per common share for the years ended December 31, 2008, 2007 and 2006 does not include other potential common shares, including shares issuable upon exercise of options, warrants and conversion rights, since their effect would be antidilutive due to the Company's losses. Below is a table of the potential issuable shares as of December 31, 2008, 2007 and 2006, respectively:

	December 31, 2008	December 31, 2007	December 31, 2006
Warrants	48,873,730	13,484,226	24,792,873
Debt conversion rights	—	1,454,470	2,688,137
Stock options	20,568,963	14,589,417	13,358,231
Stock purchase agreement rights	—	—	1,542,000
Preferred stock conversion rights	49,709,681	55,842,797	51,462,759

Total	119,152,374	85,370,910	93,844,000

Recent Accounting Pronouncements

        In June 2008, the FASB ratified the consensus reached on Emerging Issues Task Force ("EITF") Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock ("EITF No. 07-05"). EITF No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity's own stock, which would qualify as a scope exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. EITF No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption for an existing instrument is not permitted. The Company is currently evaluating the impact of the pending adoption of EITF No. 07-05.

        In September 2006, the FASB issued SFAS 157, "Fair Value Measurements". SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. The Company was required to adopt SFAS 157 beginning January 1, 2008. In February 2008, the FASB released FASB Staff Position (FSP FAS 157-2—Effective Date of FASB Statement No. 157), which delayed the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS 157 for the Company's financial assets and liabilities did not have a material impact on its consolidated financial statements. The Company does not expect that adoption of SFAS 157 for the Company's non-financial assets and liabilities, effective January 1, 2009, will have a material impact on its financial statements.

        In December 2007, the FASB issued SFAS 141 (revised 2007), "Business Combinations" ("FAS 141R"), which replaces FASB Statement 141. FAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree, and the goodwill acquired. FAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and

ENTECH SOLAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note (3) Summary of Significant Accounting Policies (Continued)

financial effects of the business combination. FAS 141R is effective as of the beginning of an entity's fiscal year that begins after December 15, 2008, which will be our fiscal year beginning January 1, 2009.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51" ("FAS 160"), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. FAS 160 is effective as of the beginning of an entity's fiscal year that begins after December 15, 2008, which will be our fiscal year beginning January 1, 2009. The Company does not expect the adoption of this statement to have a material impact, if any, on the Company's Consolidated Financial Statements.

        In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for us beginning with the first quarter of 2008. The adoption of this statement did not have a material effect on the 2008 Consolidated Financial Statements.

Reclassifications

        Certain prior year balances have been reclassified to conform to current year presentation.

Note (4) Acquisition

        On January 28, 2008, the Company completed the acquisition of ENTECH, Inc. ("ENTECH"), a Fort Worth, Texas company which has operated for 25 years in the concentrating photovoltaic ("CPV") industry. ENTECH has received development funding from and/or installed CPV systems for NASA, Sandia National Laboratories, Department of Energy, Department of Defense and major U.S. utilities and corporations.

ENTECH SOLAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note (4) Acquisition (Continued)

        The following summarizes the purchase price of and advances to ENTECH as of the acquisition date.

(000's)
Cash	$5,000
*Common Stock	42,295
Acquisition Costs	911

Total Purchase Price	48,206
Advances from WorldWater	4,508

Total Purchase Price of and Advances to ENTECH	$52,714

    *
    19,672,131 shares of the Company's common stock valued at $42.3 million at the $2.15 fair market value of our common stock on October 29, 2007, the date the terms of the merger agreement was announced.

        Additionally, the ENTECH stockholders are entitled to receive future earn-out consideration calculated as 5% of ENTECH's gross revenues determined in accordance with generally accepted accounting principles until the accumulated total of such earn-out payments paid by the Company to the ENTECH stockholders equals $5,000,000.

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

        The allocation of purchase price and advances on the net assets of ENTECH is as follows:

        Tangible and intangible assets acquired:

Intangible Assets—Trademark	$1,600
Intangible Assets—Technology	23,750
Goodwill	23,837
Cash	4,028
Deposits on Machinery and Equipment	1,445
Other	78

Total assets	54,738
Less current liabilities assumed	(1,057)
Less long-term debt and accrued expenses assumed	(967)

Total Purchase Price and Advances	$52,714

        The following unaudited pro forma consolidated results of operations for the period assumes the acquisition of ENTECH had occurred as of January 1, 2007, giving effect to purchase accounting adjustments. The pro forma data is for informational purposes only and may not necessarily reflect the

ENTECH SOLAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note (4) Acquisition (Continued)

actual results of operations had those companies been operated as part of the Company since January 1, 2007.

Consolidated Pro Forma Statement of Operations
(unaudited)

	Year Ended December 31, 2008		Year Ended December 31, 2007
	As Presented	Pro Forma	As Presented	Pro Forma
Revenues	$30,843	$30,875	$18,467	$18,757
Net Loss	(29,343)	(29,957)	(14,385)	(16,770)
Net Loss Attributable to Common Shareholders	(44,878)	(45,492)	(14,423)	(16,808)
Net loss per basic and diluted shares	$(0.21)	$(0.21)	$(0.09)	$(0.10)

Note (5) Contracts

        Information with respect to uncompleted contracts for the years ended December 31, 2008 and 2007 (in thousands):

	As of December 31,
	2008	2007
Costs incurred on contracts	$38,861	$16,727
Estimated earnings, less foreseeable losses	(8,692)	1,739

	30,169	18,466
Billings to date	(28,316)	(12,920)

Net costs and estimate earnings/losses in excess of billings	$1,853	$5,546

These amounts are included in the accompanying consolidated balance sheets under the following captions:
Costs and estimated earnings/losses in excess of billings	2,613	5,549
Billings in excess of costs and estimated earnings/losses	(760)	(3)

	$1,853	$5,546

        The Company generates billings based on the fulfillment of milestones, which are set forth in the signed contract for each project. Milestones may include, but are not limited to, initial permits being satisfied, delivery of materials, and installation when substantially complete.

ENTECH SOLAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note (6) Property and Equipment

        Property and equipment consist of the following at December 31, 2008 and 2007 (in thousands):

	As of December 31,
	2008	2007
Machinery and equipment	$3,357	$285
Vehicles	301	216
Computers	682	342
Leasehold improvements	2,266	779

	6,606	1,622
Less accumulated depreciation and amortization	(637)	(154)

Property and equipment, net	$5,969	$1,468

        Depreciation and amortization expense in 2008, 2007, and 2006 were approximately $499,000, $119,000, and $30,000 respectively.

        The increase in machinery and equipment of $3.0 million and leasehold improvements of $1.5 million from December 31, 2007 to December 31, 2008 is mainly due to assets purchased and improvements for the Company's manufacturing facility in Fort Worth, Texas.

Note (7) Intangible Assets

        Intangible assets are listed below with associated accumulated amortization as of December 31, 2008 and 2007 (in thousands):

	As of December 31,
	2008	2007
ENTECH trademark	$1,600	$—
ENTECH technology	23,750	—
Accumulated amortization	(2,292)	—

Intangible assets, net	$23,058	$—

Non-compete agreement, customer list and trade name	$123	$123
Accumulated amortization	(123)	(96)

Non-compete agreement, net	$—	$27

        Amortization expenses for 2008, 2007, and 2006 were approximately $2,319,000, $40,000, and $331,000, respectively.

ENTECH SOLAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note (7) Intangible Assets (Continued)

        Based on the carrying amount of the intangible assets, and assuming no future impairment of the underlying assets, the estimated future amortization expense is as follows (in thousands):

Year ended December 31, 2009	$2,500
Year ended December 31, 2010	2,500
Year ended December 31, 2011	2,500
Year ended December 31, 2012	2,500
Year ended December 31, 2013	2,500
Thereafter	8,958

Total future amortization expense	$21,458

        Note: The ENTECH trademark has an indefinite life and is therefore not being amortized.

Note (8) Accounts Payable and Accrued Expenses

        Accounts payable and accrued expenses consist of the following at December 31, 2008 and 2007 (in thousands):

	As of December 31,
	2008	2007
Accounts payable—contracts	$869	$4,945
Accounts payable—other	373	1,450
Accrued salaries	320	307
Accrued interest	—	241
Accrued warranty reserve	832	414
Accrued sales commission	166	166
Accrued sales and use taxes	488	1,004
Accrued project costs	393	666
Preferred dividend payable	—	6
Accrued legal expenses	60	32
Other accrued expenses	454	162

Total	$3,955	$9,393

Note (9) Related Party Transactions

        On June 27, 2008, Emcore Corp. entered into an agreement to sell 2,000,000 shares of Series D Preferred Stock and warrants to purchase 200,000 shares of Series D stock to The Quercus Trust, a major shareholder of Entech Solar, Inc. The sale was concluded on July 22, 2008.

        On December 31, 2008, Emcore Corp. sold an additional 1,446,428 shares of Series D Preferred Stock and warrants to purchase 152,523 shares of Series D stock to The Quercus Trust.

        On January 16, 2009, Emcore Corp. sold its remaining 1,446,429 shares of Series D Preferred Stock and warrants to purchase 152,522 shares of Series D stock to The Quercus Trust. Pursuant to

ENTECH SOLAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note (9) Related Party Transactions (Continued)

Emcore Corp's. January 20, 2009 filing with the Securities and Exchange Commission this sale completed the divestiture of all of Emcore Corp's. equity interest in the Company.

        In June 2008, the Company received advanced payment from The Quercus Trust, a principal shareholder, in the amount of $1,023,000 for a future order of ten Mobile Max units. Until such time that the order is filled and shipped, the payment has been classified as Customer Deposits—Related Party, located on the liability section of the accompanying Consolidated Balance Sheet.

        The Company recorded a related party sale to The Quercus Trust for ten Mobile MaxPure® units, recognizing revenue of $775,000 in the quarter ended March 31, 2008.

        On January 25, 2008, we entered into a Stock Exchange Agreement with The Quercus Trust pursuant to which agreement the Company issued 19,700 shares of its Series E Convertible Preferred Stock in exchange for 19,700,000 shares of the Company's common stock held by The Quercus Trust. Each share of the Series E Convertible Preferred Stock automatically converted into 1,000 shares of the Company's common stock upon the approval of the holders of WorldWater common stock to increase the number of authorized common shares from 275,000,000 to 450,000,000, which was received on June 26, 2008.

        Also on January 25, 2008, we borrowed $6 million from The Quercus Trust as evidenced by a Promissory Note (the "Note") dated as of that date. The Note accrued interest at a rate of 8% per annum. The outstanding principal amount of the Note and all accrued and unpaid interest were paid on July 28, 2008. The outstanding principal amount of the Note and all accrued and unpaid interest were converted into 3,371 shares of WorldWater Series F Convertible Preferred Stock at a price of $1,782 per share. These shares automatically converted into 3,371,000 shares of common stock upon the approval of the WorldWater shareholders to the increase in authorized common shares on June 26, 2008.

        On February 12, 2008, we entered into a Stock and Warrant Purchase Agreement with The Quercus Trust pursuant to which the Company issued 16,629 shares of its Series F Convertible Preferred Stock at a price of $1,782 per share, and warrants to purchase twenty-nine million shares of the Company's common stock, at an exercise price of $1.815 per share. Each share of the Series F Convertible Preferred Stock automatically converted into 1,000 shares of the Company's common stock as a result of the approval of our common stockholders to increase the number of common shares authorized for issuance from 275,000,000 common shares to 450,000,000, as approved at the June 26, 2008 Special Meeting of Shareholders.

        Transactions between the Company and The Quercus Trust or its co-trustee, David Gelbaum, are considered related party transactions. Under the terms of our Related Party Transaction Policy and Procedures, transactions with related parties requiring disclosure under United States securities laws require prior approval of (a) the Board of Directors and the Audit Committee (acting in each case by a majority of the directors then in office who have no interest in a proposed related party transaction) or (b) the Board of Directors and a committee of not less than two independent directors appointed by the Board of Directors who have no interest in the proposed related party transaction being considered (a "Special Committee").

        The Board of Directors and either the Audit Committee or a Special Committee will review the material facts of all related party transactions that require approval in accordance with the Company's policy and either approve or disapprove of the entry into the related party transaction. In determining

ENTECH SOLAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note (9) Related Party Transactions (Continued)

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

        The Company leased office and laboratory facilities from the former Chairman of the Company. Lease payments to the Chairman were $18,000 in 2006, plus utilities and maintenance. This lease was terminated as of June 30, 2006, and no amounts were paid during 2007 and 2008.

Note (10) Preferred Stock

Preferred Stock

        As of December 31, 2008, the Company had 611,111 shares of Series B 7% Convertible Preferred Stock, 170,000 shares of Series C 6% Convertible Preferred Stock, and 4,892,857 shares of Series D Convertible Preferred Stock and 505,044 warrants to purchase shares of Series D stock outstanding.

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

        It is the Company's position that the holder of these preferred shares failed to convert to shares of the Company's common stock in accordance with the terms of issuance, and that the preferred shares expired on September 8, 2003. It is the Company's position that the obligations for the payment of dividends on such shares also terminated on that date. As of December 31, 2008, the Company continues to be engaged in negotiations with the holder of the Series B preferred shares to resolve the disputed terms of conversion.

Series C 6% Convertible Redeemable Preferred Stock

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

        The Series C 6% Convertible Preferred Stock held by each subscriber was convertible on an all or none basis, into either: (i) common stock of the Company; or (ii) each holder's proportionate share of

ENTECH SOLAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note (10) Preferred Stock (Continued)

a 6.5% interest in the entity formed for the purpose of purchasing the common shares of ENTECH. Each holder of the Series C 6% Convertible Preferred Stock had the right to elect to convert into his or her proportionate share of a 6.5% interest in the entity formed to purchase the common stock of ENTECH during the 120 day period following the closing of the ENTECH transaction or, alternatively, could have converted into the common stock of the Company at any time prior to January 1, 2009. The conversion price to be used for conversions into common stock of the Company equal to the closing bid price of the common stock on December 31, 2006, equal to $0.39 per share of our common stock.

        Dividends on the Series C 6% Convertible Preferred Stock accrued at the annual rate of 6%, payable the first day of each month. The dividend payable at December 31, 2008 was zero.

        During 2008, six shareholders exercised their right to convert 330,000 Series C preferred shares at a per share price of $0.39 to 846,153 shares of common stock.

        At December 31, 2008, 170,000 shares of Series C 6% Convertible Preferred Stock remained outstanding, pending the issuance of ENTECH common stock. This transaction was completed in the first quarter of 2009.

Series D Convertible Redeemable Preferred Stock

        On November 30, 2006, the Company issued a press release announcing the entry into three agreements with EMCORE Corporation ("EMCORE"), involving EMCORE's agreement to purchase up to 26.5% of the Company's equity on a fully-diluted basis in exchange for $18 million. The three agreements entered into on November 29, 2006, were an Investment Agreement (the "Investment Agreement"), a Registration Rights Agreement (the "Registration Right Agreement") and a Letter Agreement (the "Letter Agreement", and together with the Investment Agreement and Registration Rights Agreement, the "Agreements"). The Boards of Directors of EMCORE and the Company each approved the Agreements.

        Pursuant to the Investment Agreement, EMCORE agreed to invest up to $18.0 million (the "Investment") in return for (i) six million, five hundred and twenty-three thousand, eight hundred and ten (6,523,810) shares of Series D Convertible Preferred Stock of the Company, par value $0.01 per share (the "Series D Stock") and (ii) six hundred and sixty-eight thousand, one hundred and thirty-nine (668,139) warrants to purchase six hundred and sixty-eight thousand, one hundred and thirty-nine (668,139) shares of Series D Stock (the "Warrants"). The Series D Stock and Warrants to be received by EMCORE were equivalent to an approximately thirty-one percent (31%) equity ownership in the Company at that time, or approximately twenty-six and half percent (26.5%) on a fully diluted basis.

        On November 29, 2006, EMCORE invested $13.5 million in the Company, representing the first tranche of its $18 million investment, in return for which the Company issued to EMCORE (i) four million, eight hundred and ninety two thousand, eight hundred and fifty seven (4,892,857) shares of Series D Convertible Preferred Stock and (ii) warrants (the "Tranche A Warrants") to purchase five hundred and five thousand and forty-four (505,044) shares of Series D Stock.

        EMCORE and the Company did not enter into an agreement for additional Series D stock or warrants to purchase Series D stock and no further investment in Series D stock was made by EMCORE.

ENTECH SOLAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note (10) Preferred Stock (Continued)

        In the Investment Agreement, the Company and EMCORE made customary representations, warranties and covenants and the Company agreed to indemnify EMCORE against certain potential losses incurred in connection with its investment in the Company. Pursuant to the terms of the Investment Agreement, EMCORE has been granted the following rights, among others: (i) the right to participate pro-rata in future financings and equity issuances by the Company; (ii) certain rights to obtain information regarding the financial results, financial performance, business and operations of the Company; and (iii) the right to nominate and appoint two individuals to the Company's Board of Directors.

        The Series D Stock has the designations, preferences and rights set forth in the Certificate of Designation filed with the Secretary of State for the State of Delaware on November 29, 2006 (the "Certificate of Designation"). Pursuant to the Certificate of Designation, holders of Series D Stock have the following rights, among others: (i) the sole right and discretion to convert their shares of Series D Stock at any time and from time to time into such number of fully paid and non-assessable shares of common stock, par value $0.001, of the Company (the "Common Stock") initially equal to such number of shares of Series D Stock multiplied by ten, subject to certain adjustments as more fully set forth in the Certificate of Designation including weighted average anti-dilution rights, (ii) the right to vote together with the holders of Common Stock as a single class on all matters submitted for a vote of holders of Common Stock, (iii) for so long as the beneficial ownership by the holders of Series D Stock (on a fully-diluted basis) does not fall below ten percent (10%) of the then outstanding shares of Common Stock, the exclusive right to elect two members of the Board of Directors of the Company, (iv) for so long as the beneficial ownership by the holders of Series D Stock (on a fully-diluted basis) is between five percent (5%) and ten percent (10%) of the then outstanding shares of Common Stock, the exclusive right to elect one member of the Board of Directors of the Company, (v) certain liquidation preferences as detailed in the Certificate of Designation and (vi) the right to receive dividends in an amount equal to the amount of dividends that such holder would have received had the holder converted its shares of Series D Stock into shares of Common Stock as of the date immediately prior to the record date for such dividend. The liquidity event is any change in control whereby the new person or entity has 50% or more beneficial ownership in the existing company. Since the potential change in ownership is outside the control of the Company, the existing preferred shareholders would have the right to demand cash payment equal to the liquidation value of the preferred stock plus accrued dividends.

        On June 20, 2008, EMCORE announced it had agreed to sell 2,000,000 shares of Series D Preferred Stock and warrants to purchase 200,000 shares of Series D stock to The Quercus Trust, a major shareholder of Entech Solar, Inc.

        On January 8, 2009, EMCORE announced it had agreed to sell an additional 1,446,428 shares of Series D Preferred Stock and warrants to purchase 152,523 shares of Series D stock to The Quercus Trust.

        On January 20, 2009, EMCORE announced it had agreed to sell its remaining 1,446,429 shares of Series D Preferred Stock and warrants to purchase 152,522 shares of Series D stock to The Quercus Trust. Pursuant to EMCORE's January 20, 2009 filing with the Securities and Exchange Commission this sale completed the divestiture of all of EMCORE's equity interest in the Company.

ENTECH SOLAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note (10) Preferred Stock (Continued)

Series C and D Convertible Redeemable Preferred Stock Classification

        The Series C and D Preferred Stock were classified out of permanent equity since it fit certain criteria in paragraph#2 of EITF Topic D-98, however it was not classified as a liability since it did not meet the definition of a liability. The warrants on the Series D Preferred Stock were classified as a current liability under the guidance established in FAS 150.

        On November 29, 2006, the Company recorded a beneficial conversion on preferred stock dividends related to Series D Preferred Stock and Series D Preferred Stock Warrants, which needed to be recognized on the preferred shares of 4,892,857 and Preferred D warrants of 505,044. After calculating the intrinsic value, based on the relative fair values of the warrants and preferred stock, an adjustment of $4,066,796 was recorded as a preferred stock dividend. EITF 98-5 paragraph 8, indicates the following "For convertible preferred securities, any recorded discount resulting from allocation of proceeds to the beneficial conversion feature is analogous to a dividend and should be recognized as a return to the preferred shareholders using the effective yield method." In the Company's case, the discount was recognized as a Preferred Stock Dividend on the day of issuance since the earliest conversion date was immediately. The Company recorded a debit to Preferred Stock Dividend and a Credit to Additional Paid in Capital, which is in accordance with Case 1(a) of EITF 98-5.

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

Liquidation Preference

        Upon liquidation, holders of the Series C and D Convertible Redeemable Preferred Stock will be entitled to the greater of (1) a per share amount equal to the original purchase price plus any dividends accrued but not paid and (2) the amount that the holder would receive in respect of a share of Series C and D Convertible Redeemable Preferred Stock if immediately prior to dissolution and liquidation, all shares of Series C and D Convertible Redeemable Preferred Stock were converted into shares of common stock. The liquidation preference of Series C and D at December 31, 2008 is $170,000 and $13,500,000, respectively.

Series E Convertible Preferred Stock

        On January 25, 2008, we entered into a Stock Exchange Agreement with The Quercus Trust pursuant to which the Company issued 19,700 shares of its Series E Convertible Preferred Stock in exchange for 19,700,000 shares of the Company's common stock held by The Quercus Trust. The Quercus Trust had the right to one vote for each share of the Company's common stock into which the Series E Convertible Preferred Stock was convertible. Each share of the Series E Convertible Preferred Stock automatically converted into 1,000 shares of the Company's common stock upon the approval of the holders of WorldWater common stock to the increase of the Company's authorized common stock from 275,000,000 to 450,000,000 shares, voted on at the Company's Special Shareholder Meeting on June 26, 2008.

ENTECH SOLAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note (10) Preferred Stock (Continued)

Series F Convertible Preferred Stock

        On February 12, 2008, we entered into a Stock and Warrant Purchase Agreement with The Quercus Trust pursuant to which the Company issued 16,629 shares of its Series F Convertible Preferred Stock at a price of $1,782 per share, and warrants to purchase twenty-nine million shares of the Company's common stock, at an exercise price of $1.815 per share. The Quercus Trust had the right to one vote for each share of the Company's common stock into which the Series F Convertible Preferred Stock was convertible. Each share of the Series F Convertible Preferred Stock automatically converted into 1,000 shares of the Company's common stock upon the approval of the holders of WorldWater common stock to the increase of the Company's authorized common stock from 275,000,000 to 450,000,000 shares, voted on at the Company's Special Shareholder Meeting on June 26, 2008.

        Conversion of the Series F Convertible Preferred Stock and exercise of the warrants was contingent upon shareholder approval of an increase in sufficient authorized shares. In accordance with EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" paragraph 13, "any contingent beneficial conversion feature should be measured using the commitment date stock price but not recognized in earnings until the contingency is resolved" the beneficial conversion feature on this instrument was measured as of February 12, 2008, and recorded on June 26, 2008 once the contingency was satisfied and the shareholders approved the increase in authorized shares from 275,000,000 to 450,000,000. The Company recorded a beneficial conversion expense of $5,356,113. The detachable warrants issued in connection with the preferred stock resulted in a preferred stock discount of $10,156,113. The fair value of the warrants was determined using the binomial option-pricing model, utilizing the following assumptions:

Risk-free interest rate	2.82%
Volatility	90%
Expected dividend yield	0%
Expected Term	5.5 years
Estimated forfeiture rate	0%
Discount due to marketability	56%
Dilution Factor	13%

        Paragraph 8 of EITF 98-5 states that "for convertible preferred securities, any recorded discount resulting from allocation of proceeds to the beneficial conversion feature is analogous to a dividend and should be recognized as a return to the preferred shareholders using the effective yield method" and therefore the total beneficial conversion feature and related warrant discount of $15,512,226 was recorded as a Preferred Stock Dividend in the accompanying Condensed Consolidated Statements of Operations. Additionally, this amount was recognized in full as the Series F Preferred Stock was immediately convertible once the contingency was satisfied, and was automatically converted at such time.

ENTECH SOLAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note (11) Common Stock Transactions

        Common stock transactions during the year ended December 31, 2008 consisted of the following:

	Shares	Price Per Share
Shares Issued and Outstanding December 31, 2007	189,352,674

Conversion of convertible notes	1,333,333	$0.15
Warrants exercised	2,067,324	$0.15-0.50
Conversion of Series C Preferred Stock	846,153	$0.39
Shares sold under stock purchase agreements	39,700,000	$1.78
Shares issued in lieu of payment of cash for interest	290,477	$0.12-0.18
Stock options exercised	2,710,893	$0.15-0.70
Shares issued as compensation for public relations and business development	119,925	$0.63-2.29

Shares issued during the year ended December 31, 2008	47,068,105	$0.12-2.29

Shares issued and Outstanding December 31, 2008	236,420,779

        The common stock issued in connection with the goods and services were issued for past services. The Company and the service provider agreed on a number of shares to be issued based on the fair value of the stock in relation to the value of the services rendered. The Company expensed the fair value of the stock multiplied by the number of shares issued in accordance with FAS 123R, paragraph 7. The Company notes that the amount expensed in the Company's Consolidated Statement of Operations approximates the fair value of the services rendered had the Company paid cash for the services.

        On January 25, 2008, the Company entered into a Stock Exchange Agreement with The Quercus Trust pursuant to which the Company issued 19,700 shares of its Series E Convertible Preferred Stock in exchange for 19,700,000 shares of the Company's common stock held by The Quercus Trust.

        On February 12, 2008, we entered into a Stock and Warrant Purchase Agreement with The Quercus Trust pursuant to which the Company issued 16,629 shares of its Series F Convertible Preferred Stock at a price of $1,782 per share, and warrants to purchase twenty-nine million shares of the Company's common stock, at an exercise price of $1.815 per share. Each share of the Series F Convertible Preferred Stock automatically converted into 1,000 shares of the Company's common stock upon the approval of the holders of WorldWater common stock to the increase of the Company's authorized common stock from 275,000,000 to 450,000,000 shares, voted on at the Company's Special Shareholder Meeting on June 6, 2008.

Note (12) Warrant Transactions

        The Company uses the fair value method to account for transactions with non-employees in which unregistered common stock shares are issued in consideration for extensions of short-term loans, commissions for debt and equity financing, and the provision of goods or services. The fair value of all warrants are calculated using the binomial pricing model with the following assumptions: dividend yield of zero percent; expected volatility (calculated on a case by case situation), utilizing the current risk free interest rate, and an average term of 10 years. The relative fair value of the warrants resulted in non-cash expense charges of $0, $0, and $528,000, for the years ended December 31, 2008, 2007, and

ENTECH SOLAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note (12) Warrant Transactions (Continued)

2006, respectively. All warrants below are exercisable immediately. All warrants are exercisable into common stock only and do not include Series D Preferred Stock warrants.

        Warrant transactions consisted of the following during the year ended December 31, 2008:

	Exercisable Warrants	Stock Price
Warrants outstanding as of December 31, 2007	13,484,226	$0.32

a) Warrants issued in 2008	29,000,000	1.82
b) Warrants issued in September 2007	9,000,000	1.82
Exercise of warrants	(2,067,324)	0.35
Expiration of outstanding warrants	(543,172)	0.25

Warrants outstanding as of December 31, 2008	48,873,730	$1.48

        Terms and conditions of the above warrant transactions are listed below:

  a)
  On February 12, 2008, the Company issued warrants to purchase 29,000,000 shares of common stock at a per share price of $1.815, in conjunction with the Stock and Warrant Purchase Agreement entered in on February 12, 2008 between the Company and The Quercus Trust. Exercise of these warrants was subject to receipt of the approval by the Company's common shareholders to increase the number of authorized common shares from 275,000,000 to 450,000,000. This approval was provided at the June 26, 2008 Special Shareholder's Meeting.

  b)
  On September 28, 2007, the Company issued warrants to purchase 9,000,000 shares of common stock at a per share price of $1.815, as part of a Stock and Warrant Purchase Agreement entered into with The Quercus Trust on September 28, 2007. Exercise of these warrants was subject to receipt of the approval by the Company's common shareholders to increase the number of authorized common shares from 275,000,000 to 450,000,000. This approval was provided at the June 26, 2008 Special Shareholder's Meeting.

        Warrants outstanding expire as follows:

Year	Warrants Expiring	Strike Price
2009	5,064,670	$0.23
2010	—	—
2011	3,518,860	0.30
2012	2,290,200	0.51
2013	38,000,000	1.82

	48,873,730	1.48

Note (13) Income Taxes

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

ENTECH SOLAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note (13) Income Taxes (Continued)

        Income tax benefit for the years ended December 31, 2008, 2007 and 2006 was as follows:

	2008	2007	2006
Federal:
Current	$—	$—	$—
Deferred	—	—	—

	—	—	—

State:
Current	—	—	—
Deferred	—	—	—

	$—	$—	$—

        Income taxes computed using the federal statutory income tax rate differs from the Company's effective tax rate primarily due to the following for the years ended December 31, 2008, 2007, and 2006:

	2008	2007	2006
Income tax benefit at US federal statutory tax rate	$(10,094,100)	$(4,891,000)	$(3,906,000)
State income taxes, net of federal tax effect	(1,709,700)	(781,300)	(211,200)
Permanent items	308,000	405,900	1,362,300
Change in deferred tax asset valuation allowance	11,495,800	5,266,400	2,754,900

	$—	$—	$—

        As of December 31, 2008, the Company had Federal and State net operating loss carryforwards totaling approximately $69,574,360 and $53,431,560, respectively, available to reduce future taxable income and tax liabilities which expire at various dates between 2009 and 2028. In addition, as of December 31, 2008, the Company had federal research and development tax credit carryforwards of approximately $180,600 available to reduce future taxable income and tax liabilities which expire at various dates between 2009 and 2028. Under provisions of the Internal Revenue Code, substantial changes in the Company's ownership may limit the amount of net operating loss carryforwards and research and development credit carryforwards, which can be used in future years.

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

ENTECH SOLAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note (13) Income Taxes (Continued)

        During 2005, the Company sold approximately $2,207,000 and $210,000 of its 2004 and 2003 New Jersey State net operating loss carryforwards, respectively and $10,800 of its 2004 research and development tax credits, resulting in the recognition of a $200,953 tax benefit.

        Deferred Taxes at December 31, 2008 and 2007 are summarized as follows:

	2008	2007
Gross deferred tax assets
Net operating loss carryforwards	$26,834,100	$17,807,000
Warranty reserve	332,800	165,600
Accrued expenses and deferred compensation	1,595,300	323,900

	28,762,200	18,296,500
Gross deferred tax liabilities—intangible asset	(9,209,500)
Deferred tax valuation allowance	(19,552,700)	(18,296,500)

	$—	$—

        The Company is required to estimate its income taxes in each of the jurisdictions in which it operates as part of its consolidated financial statements. This involves estimating the actual current tax in addition to assessing temporary differences resulting from differing treatments for tax and financial accounting purposes. These differences together with net operating loss carryforwards and tax credits may be recorded as deferred tax assets or liabilities on the balance sheet. A judgment must then be made of the likelihood that any deferred tax assets will be recovered from future taxable income. To the extent that the Company determines that it is more likely than not that deferred tax assets will not be utilized, a valuation allowance is established. Taxable income in future periods significantly different from that projected may cause adjustments to the valuation allowance that could materially increase or decrease future income tax expense. As of December 31, 2008, 2007 and 2006, an allowance equal to 100% of the deferred tax asset was recorded.

        Effective January 1, 2007, the Company adopted FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes" ("FIN No.48"), which clarifies the accounting for uncertainty in income taxes recognized in the financial statement in accordance with FASB Statement No. 109 Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. There were no significant matters determined to be unrecognized tax benefits taken or expected to be taken in a tax return that have been recorded on the Company's consolidated financial statements for the year ended December 31, 2008.

        Additionally, FIN No. 48 provides guidance on the recognition of interest and penalties related to income taxes. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the years ended December 31, 2008, 2007 and 2006.

        The Company files corporate income tax returns to the United States, both in the federal jurisdiction and in various state jurisdictions. The Company is subject to federal income tax examination for calendar tax years 2005 through 2008 and is also subject to various state income tax examinations for calendar years 2002 through 2008.

ENTECH SOLAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note (14) Stock-Based Compensation Plans

Incentive Stock Option Plan

        In 1999, the Board of Directors and stockholders approved the Company's 1999 Incentive Stock Option Plan (the "1999 Plan"), which was amended in 2006 with the approval of the Board of Directors and stockholders to increase the amount of available shares under the plan to a maximum of 25,000,000 shares. The 1999 Plan authorizes the issuance of incentive stock options and nonqualified stock options. The Compensation Committee determines the type, amount and terms, including vesting, of any award made under the incentive plan. Incentive stock options granted generally vest as follows: grants to officers—generally over a defined term up to three years; and grants to employees—over the succeeding three years and expire ten years from the date of the grant. Nonqualified stock option grants to directors and consultants generally vest immediately upon grant and expire three years from the date of grant.

        At the Company's annual shareholder meeting held on June 26, 2008, it was voted to increase the number of shares authorized for issuance under the Plan from 25,000,000 to 50,000,000.

        The following is a summary of stock option activity:

	Shares	Weighted- Average Exercise Price
Balance, December 31, 2005	11,810,392	0.27
Granted	2,996,000	0.30
Forfeited or expired	(997,600)	0.32
Exercised	(450,561)	0.24

Balance, December 31, 2006	13,358,231	0.27
Granted	7,539,000	0.42
Forfeited or expired	(168,620)	0.32
Exercised	(6,139,194)	0.28

Balance, December 31, 2007	14,589,417	0.27
Granted	9,370,334	0.46
Forfeited or expired	(679,895)	0.38
Exercised	(2,710,893)	0.31

Balance, December 31, 2008	20,568,963	0.39

Options Exercisable, December 31, 2008	10,227,421	0.34

        The Company adopted Statement 123(R) on January 1, 2006. This statement applies to all awards granted after the date of adoption and to awards modified, repurchased, or cancelled after that date. The value of the unvested stock options at December 31, 2008 is approximately $2,425,176, of which $1,413,020 will be expensed in 2009, with the remaining $1,584,188 to be expensed in 2010 and beyond, under Marketing, General & Administrative Expense on the Consolidated Statement of Operations.

ENTECH SOLAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note (14) Stock-Based Compensation Plans (Continued)

        Summarized information about stock options outstanding is as follows:

Range	Number of Options Outstanding at December 31, 2008	Average Remaining Life	Average Exercise Price	Options Exercisable, at December 31, 2008	Average Exercise Price of Exercisable Options
$0.02 – 0.19	2,086,346	3.35	$0.14	2,024,346	$0.14
0.21 – 0.30	1,771,673	4.40	0.45	1,754,389	0.27
0.31 – 0.40	6,915,200	7.99	0.38	3,437,387	0.37
0.41 – 0.50	9,348,726	8.03	0.46	2,729,814	0.46
0.51 – 0.74	447,018	1.57	0.70	281,485	0.68

	20,568,963			10,227,421

        The aggregate intrinsic value of options outstanding and exercisable at December 31, 2008 was $2,035,341.

        In regard to Paragraph A240(c) of SFAS 123R, for each year for which an income statement is provided:

  (1)
  The weighted-average grant-date fair value of equity options or other equity instruments granted during the years ended December 31, 2008, and 2007 was $0.46, and $0.29, respectively.

  (2)
  The total intrinsic value of options exercised (or share units converted), share-based liabilities paid, and the total fair value of shares vested during the year was $2,484,659 for 2008 and $7,723,186 for 2007.

Note (15) Employees' Savings Plan

        The Company established a 401(k) plan in 2000 for eligible employees. Under the provisions of the plan, eligible employees may voluntarily contribute a portion of their compensation up to the statutory limit. Effective January 1, 2008, the Company contributed fifty cents for each dollar a participant contributes, with a maximum contribution of $3,500. Matching contributions were $129,000 in 2008. There were no matching contributions in 2006 and 2007.

Note (16) Commitments and Guarantees

        The Company's commitments as of December 31, 2008, for the years 2009 through 2013 and thereafter as summarized below:

(In thousands)	2009	2010	2011	2012	2013	Thereafter	Total
Employment obligations	$871	675	50	—	—	—	$1,596
Renewable energy credit guarantee obligations	60	60	60	60	—	—	240
Operating lease payments	914	773	773	773	816	2,722	6,771

Total	$1,845	$1,508	$883	$833	$816	$2,722	$8,607

ENTECH SOLAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note (16) Commitments and Guarantees (Continued)

Operating Leases

Texas

        The Company's executive office, manufacturing, and research and development facility is housed in a 71,000 square foot facility in Fort Worth, Texas. The facility is leased under an operating lease that commenced March 7, 2008, for a period of ten (10) years expiring in 2018.

        The Company also occupies a building in Keller, Texas. This building is leased under an operating lease expiring June 1, 2009

New Jersey

        The Company occupies a 30,000 square foot site located at 200 Ludlow Drive, Ewing, New Jersey. The facility is leased under an operating lease commencing July 1, 2007, and expiring June 30, 2015.

California

        In September 2005, the Company acquired Quantum Energy Group in Applegate, California which included the transfer of their five-year lease expiring April 30, 2009.

        In December 2007, the Company opened a sales office in Poway, California under a two-year lease expiring December 24, 2009. This office serves as the sales center for Southern California.

Employment Agreements

        Upon the closing of the ENTECH acquisition, the Company entered into employment agreements with five ENTECH employees that provide for base compensation ranging between $79,284 and $196,248. Each of the five ENTECH employees also received options to purchase 300,000 shares of the Company's common stock. As additional compensation, four of such ENTECH employees are entitled to an amount calculated as 0.2% of ENTECH's gross revenues determined in accordance with accounting principles generally accepted in the United States until the accumulated total of such additional compensation paid by the Company to each of them equals $1,000,000. As of December 31, 2008, no additional compensation was earned.

        On March 18, 2008, the Company entered into an Executive Employment Agreement (the "Agreement") with Robert A. Gunther, the Company's Senior Vice President and General Counsel. The Agreement provided for a three term and an annual base salary of $200,000. Mr. Gunther received options to purchase 300,000 shares of the Company's common stock under the terms of the Company's 1999 Incentive Stock Option Plan. Options to purchase 50,000 shares of common stock vested on July 7, 2008 and the balance vest in 30 equal monthly installments commencing August 2008 and continuing in each of the next 29 months.

        On February 5, 2007 the Company entered into an employment agreement with Dr. Frank W. Smith, Chief Executive Officer, with a term, that expires February 4, 2010. The employment agreement provided for annual compensation of $200,000 and an initial grant of 600,000 stock options vesting over the term of the employment agreement.

ENTECH SOLAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note (16) Commitments and Guarantees (Continued)

        On December 18, 2006, the Company entered into a five-year employment agreement with Mr. Kelly, our former Chief Executive Officer, effective January 1, 2007. Adjusted compensation under the agreement is $250,000 annual salary and $1,200 per month auto allowance. Mr. Kelly participates in the Company's "fringe benefits" including health coverage and the maintenance of a whole life policy. The benefits continue if employment is terminated without cause or by reason of death or disability to Mr. Kelly or his estate for the remaining term of the agreement or a period of 24 months, whichever is longer. Effective January 19, 2007, Mr. Kelly was granted 5,000,000 stock options at an exercise price of $0.40, fair market value at the date of the grant. These shares will vest twenty percent (20%) per year, with the first twenty percent (20%) vesting immediately upon the grant of the options and the remaining options vesting twenty percent (20%) per year on the annual anniversary of the initial grant.

        The Company and Mr. Kelly amended his employment agreement on December 31, 2008 such that, upon Mr. Kelly's termination from the Company, the total of Mr. Kelly's cash severance payments was fixed at $900,000, he would receive 1,000,000 common shares of Company stock, and all outstanding stock options would vest immediately. In addition, in the event that Mr. Kelly and the Company reached agreement on the sale of substantially all of the Company's Mobile MaxPure® assets, the amended employment agreement allotted Mr. Kelly $225,000 of credit towards the purchase price. Receipt of the amended severance compensation and the Mobile MaxPure® purchase price credit were subject to Mr. Kelly entering into a release of claims on terms satisfactory to the Company.

        Mr. Kelly resigned from the Company on January 7, 2009 and the parties executed a Separation Agreement and General Release as of January 20, 2009. On March 6, 2009, Mr. Kelly and the Company closed on the sale to Mr. Kelly of substantially all of the Mobile MaxPure® assets and certain trademarks relating to the Company's former names for $358,035. Mr. Kelly received the $225,000 purchase price credit and the parties agreed that the balance of the purchase price, $133,035, would be paid by Mr. Kelly through the reduction of Mr. Kelly's cash severance payments.

Note (17) Contingencies

        The Company is subject to various claims and suits from time to time in the ordinary course of its business. The Company is not aware of any pending or threatened litigation that could have a material adverse effect on the Company's business, financial condition or results of operations.

Note (18) Supplemental Disclosure of Cash Flow Information

(In thousands)	2008	2007	2006
Issuance of stock in lieu of Interest (non-cash)	$77	$26	$69
Issuance of stock for services (non-cash)	$110	$247	$227
Issuance of options and warrants for services (non-cash)	$274	$60	70
Cash paid during the year for interest	$40	$23	$81
Conversion of note into convertible Preferred Series F	$6	$—	$—
Issuance of common stock for acquisition of ENTECH	$42,295	$—	$—
Issuance of series E convertible preferred stock for common stock	$27,383	$—	$—

ENTECH SOLAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note (19) Quarterly Financial Data (Unaudited)

        Summarized quarterly financial data for the years ended December 31, 2008, and 2007 is as follows (in thousands except per share data):

2008	First	Second	Third	Fourth
Total revenues	$9,004	$7,596	$6,470	$7,773
Gross loss	(2,300)	(2,926)	(2,298)	(947)
Net loss	(7,276)	(8,477)	(7,398)	(6,192)
Net loss applicable to common shareholders	(7,281)	(23,994)	(7,407)	(6,196)
Basic & diluted net loss per common share(1)	(0.04)	(0.12)	(0.03)	(0.03)

2007	First	Second	Third	Fourth
Total revenues	$949	$2,238	$4,369	$10,911
Gross profit	199	337	564	639
Net loss	(2,160)	(2,807)	(3,753)	(5,665)
Net loss applicable to common shareholders	(2,172)	(2,818)	(3,761)	(5,672)
Basic & diluted net loss per common share(1)	(0.01)	(0.02)	(0.02)	(0.03)

    (1)
    Basic and diluted net income (loss) per common share is computed independently for each quarter. Therefore, the sum of the quarters will not necessarily equal the basic and diluted net income (loss) per common share for the full year.

Note (20) Subsequent Events

        On March 13, 2009, the Company announced that it intends to effect a $3 million common stock rights offering to its shareholders in order to raise equity capital for general corporate and working capital pruposes. The rights will have an exercise price of $0.1615, which is equal to 85% of the closing price for the common stock on March 12, 2009. The Quercus Trust, has agreed to back stop the rights offering by purchasing on the same terms up to $764,000 of shares not subscribed through the exercise of rights, in addition to the $1,236,000 of shares it will have the right to purchase due to its current ownership interest in Entech, for a total investment of up to $2 million. A record date for the rights offering has not been determined. The Company intends to file with the Securities and Exchange Commission a registration statement covering these transactions, and the distribution of rights and commencement of the rights offering will occur promptly following the effectiveness of that registration statement. Under the terms of the rights offering, the Company will distribute transferable rights to purchase up to an aggregate of approximately 18,576,000 new shares of common stock.

        On March 12, 2009, the Company announced that it appointed chief technology officer Mark J. O'Neill to its Board of Directors.

        On March 6, 2009, the Company sold substantially all of the assets of Mobile MaxPure® to Quentin T. Kelly, the Company's founder and former Chief Executive Officer and Chairman of the Board of Directors. The sale of the Mobile Max assets, aggregating to a purchase amount of $358,035, was discussed in Mr. Kelly's Employment Agreement, as amended, and will result in Mr. Kelly receiving $133,035 less in severance following his resignation from the Company on January 7, 2009.

ENTECH SOLAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note (20) Subsequent Events (Continued)

While the Mobile Max assets were not material to the Company, the Board of Directors reviewed the terms of the sale and determined that the terms agreed upon with Mr. Kelly were at least as favorable as the Company could have obtained from other parties. In connection with the transaction, the Company assigned certain intellectual property to Mr. Kelly including the trademark for the name WorldWater & Power Corp., and Mr. Kelly licensed to the Company the right use two patents related to the Mobile MaxPure® assets. Please see Note 16 for additional information.

        On February 20, 2009, the Company announced that it appointed GridPoint CEO Peter L. Corsell to its Board of Directors. Mr. Corsell is Chairman of the World Economic Forum's Global Agenda Council on Alternative Energies and serves on a number of boards and committees, including Newsweek's Global Environment and Leadership Advisory Committee, Xcel Energy's Smart Grid Advisory Board, the Environmental Media Association's Corporate Board and the board of directors of Standard Renewable Energy.

        On February 13, 2009, the Company announced that The Quercus Trust, the Company's largest shareholder, agreed to cancel Warrants to purchase thirty-eight million (38,000,000) shares of the Company's common stock in accordance with the terms of a Warrant Cancellation Agreement entered into with the Company. The Quercus Trust agreed to cancel these warrants in consideration for the Company's agreement to increase the number of shares available under the Company's 1999 Stock Option Plan, as amended ("the Plan"), from fifty million (50,000,000) shares to seventy million (70,000,000) shares. The Warrants will be cancelled upon approval of the Company's stockholders of the increase in the number of shares available under the Plan. The Warrant Cancellation Agreement was not submitted to the Audit Committee or a Special Committee for approval, but was approved by the Board of Directors.

        On January 29, 2008, the Company announced the promotion of Sean C. Rooney to Chief Operating Officer of the Company. Mr. Rooney was previously the Company's Vice President, Engineering, Procurement and Construction.

        On January 26, 2009, the Company announced that Kent J. Van Houten was named Chief Financial Officer (CFO) of the Company, effective January 26, 2009. Mr. Van Houten has served in a variety of finance-related leadership positions during the past 30 years, most recently as Vice President of Finance & Accounts at Aegis Communications.

        On January 12, 2009, the Company announced that it changed its corporate name to Entech Solar, Inc. (the "Company"), effective January 12, 2009. ENTECH, Inc. will continue as a subsidiary of Entech Solar, Inc.

        On January 12, 2009, the Company announced that it appointed David Gelbaum as Chairman of its Board of Directors. Mr. Gelbaum replaced Quentin Kelly, who resigned as an employee and director of the Company and director of the Company's subsidiary ENTECH, Inc., effective January 7, 2009. Mr. Kelly founded the Company in 1984.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

ITEM 9A.    CONTROLS AND PROCEDURES.

Evaluation of Controls and Procedures

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("the Exchange Act")) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in reaching a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms.

Changes in Internal Control

        There has been no change in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Annual Report on Internal Control Over Financial Reporting

        Company management is responsible for establishing and maintaining adequate internal control over financial reporting. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control—Integrated Framework." Based on the assessment using those criteria, management believes that, as of December 31, 2008, our internal control over financial reporting was effective.

        Our management's assessment of the effectiveness of our internal controls over financial reporting has been audited by Amper, Politziner & Mattia, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Limitations on the Effectiveness of Controls

        Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures and internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be met. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

 PART III.

        Certain information required by Part III is omitted from this Annual Report on Form 10-K. We intend to file a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information included therein is incorporated herein by reference.

ITEM 10:    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this Item concerning our directors is incorporated by reference from the information set forth in the section entitled "Proposal One—Election of Directors" in our Proxy Statement.

        The information required by this Item concerning our executive officers is incorporated by reference to the information set forth in the section entitled "Security Ownership of Management and Certain Beneficial Owners—Executive Officers of the Registrant" in our Proxy Statement.

        The information required by this Item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the information set forth in the section entitled "Other Disclosures—Section 16(a) Beneficial Ownership Reporting Compliance in our Proxy Statement.

        We have adopted a code of ethics, entitled Code of Business Conduct and Ethics, that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, and principal accounting officer. We have made it available, free of charge, on our website at www.entechsolar.com, and if we amend it or grant any waiver under it that applies to our principal executive officer, principal financial officer, or principal accounting officer, we will promptly post that amendment or waiver on our website as well.

        The information required by this Item concerning our audit committee and audit committee financial expert is incorporated by reference from the information set forth in the section entitled "Corporate Governance—Committee Membership—Audit Committee" in our Proxy Statement.

ITEM 11:    EXECUTIVE COMPENSATION

        The information required by this Item concerning executive compensation is incorporated by reference from the information set forth in the sections entitled "Compensation Discussion and Analysis," "Executive Compensation," "Compensation Committee Report" and "Other Disclosures—Compensation Committee Interlocks and Insider Participation" in our Proxy Statement.

        The information required by this item concerning compensation of directors is incorporated by reference from the information set forth in the section entitled "Director Compensation" in our Proxy Statement.

ITEM 12:    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this Item concerning equity compensation plan information is incorporated by reference from the information set forth in the section titled "Equity Compensation Plan Information" in our Proxy Statement.

        The information required by this Item regarding security ownership of certain beneficial owners, directors and executive officers is incorporated by reference from the information set forth in the section entitled "Security Ownership of Management and Certain Beneficial Owners" in our Proxy Statement.

ITEM 13:    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Information required by this Item regarding director independence and transactions with related persons is incorporated by reference from the information set forth in the sections entitled "Corporate Governance—Board Structure," "Committee Membership" and "Other Disclosures" in our Proxy Statement.

ITEM 14:    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this Item is incorporated by reference from the information set forth in the sections entitled "Report of the Audit Committee of the Board of Directors" and "Proposal Two—Ratification of the Selection of Independent Registered Public Accountants" in our Proxy Statement.

PART IV

ITEM 15.    Exhibits and Financial Statement Schedules

(a)
Financial Statements.    The following documents are filed as Appendix A hereto and are included as part of this annual report on Form 10-K.

Report of Independent Registered Public Accounting Firm—Amper, Politziner & Mattia, LLP
Consolidated Balance Sheets—December 31, 2008 and 2007
Consolidated Statements of Operations—Years ended December 31, 2008, 2007 and 2006
Consolidated Statements of Cash Flows—Years ended December 31, 2008, 2007 and 2006
Consolidated Statements of Changes in Stockholders' Equity (Deficiency)—Years ended December 31, 2008, 2007 and 2006
Notes to Consolidated Financial Statements

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

Exhibit Number	Description
2.4	Agreement and Plan of Merger by and among WorldWater & Solar Technologies Corp., WorldWater Merger Corp. and Entech, Inc. and All of the Stockholders of Entech, Inc. dated October 29, 2007. Incorporated by referenced to Appendix C of the Company's Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act, filed with the Securities and Exchange Commission on May 15, 2008.
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
3.4
Certificate of Amendment of Certificate of Incorporation dated October 11, 2006. Incorporated by reference to Exhibit 3.5 to the Company's Form 10-KSB filed with the Securities and Exchange Commission on April 9, 2007.
3.5	Certificate of Amendment to Certificate of Incorporation of WorldWater & Solar Technologies Corp. filed with the State of Delaware on July 2, 2008.*
3.6
Certificate of Ownership and Merger—Merging WWST Merger Corp. into WorldWater & Solar Technologies Corp. effective date of January 12, 2009. Incorporated by reference to Exhibit 3(i) of the Company's Form 8-K filed with the Securities and Exchange Commission on January 16, 2009.
3.7	Amended and Restated Bylaws of the Company.*
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
10.2
Form of Registration Rights Agreement between WorldWater and certain Selling Stockholders. Incorporated by reference to Exhibit 10.6 to the Company's Form SB-2 filed with the Securities and Exchange Commission on February 11, 2005 (File No. 333-122756).
10.3
James S. Brown Employment Agreement dated May 24, 2004. Incorporated by reference to Exhibit 10.10 to the Company's Form SB-2 filed with the Securities and Exchange Commission on February 11, 2005 (File No. 333-122756).
10.4
Quentin T. Kelly Employment Agreement dated effective as of January 1, 2007. Incorporated by reference to Exhibit 10.8 to the Company's Form 10-KSB filed with the Securities and Exchange Commission on April 9, 2007; and as amended by that First Amendment to the Employment Agreement dated December 31, 2008 and incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on January 7, 2009.

Exhibit Number	Description
10.5	Douglas Washington Employment Agreement dated effective as of January 1, 2007. Incorporated by reference to Exhibit 10.9 to the Company's Form 10-KSB filed with the Securities and Exchange Commission on April 9, 2007.
10.6
Larry Crawford Employment Agreement dated effective as of January 1, 2007. Incorporated by reference to Exhibit 10.10 to the Company's Form 10-KSB filed with the Securities and Exchange Commission on April 9, 2007.
10.7
Frank L. Smith Executive Employment Agreement dated effective February 5, 2007 and incorporated by reference to Exhibit 10.21 of the Company's S-1 Registration Statement filed with the Securities and Exchange Commission on October 17, 2008 (File No. 333-152096).
10.8
Robert A. Gunther Executive Employment Agreement dated effective January 7, 2008 and incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on March 24, 2008.
10.9
Securities Purchase Agreement dated as of July 21, 2005 between WorldWater & Power Corp., a Delaware corporation as the Company and Camofi Master LDC, its successors and assigns as Purchaser. Incorporated by reference to 10.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on July 28, 2005 (File No. 000-16936).
10.10
Registration Rights Agreement dated as of July 21, 2005 between WorldWater & Power Corp., a Delaware corporation and CAMOFI Master LDC as Purchaser. Incorporated by reference to 10.3 to the Company's Form 8-K filed with the Securities and Exchange Commission on July 28, 2005 (File No. 000-16936).
10.11
Common Stock Purchase Warrant dated July 21, 2005 issued to CAMOFI Master LDC as Holder for 9,027,778 shares of common stock of WorldWater & Power Corp. Incorporated by reference to 10.5 to the Company's Form 8-K filed with the Securities and Exchange Commission on July 28, 2005 (File No. 000-16936).
10.12
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
10.14
Common Stock Purchase Warrant dated July 25, 2005 issued to The Water Fund, LP for 416,667 shares of common stock of WorldWater & Power Corp. Incorporated by reference to 10.18 to the Company's Form SB-2 filed with the Securities and Exchange Commission on October 21, 2005 (File No. 33-0123045).
10.15
Investment Agreement dated as of November 29, 2006 between WorldWater & Power Corp., a Delaware corporation as the Company and Emcore Corporation. Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on December 5, 2006 (File No. 000-16936).

Exhibit Number	Description
10.16	Registration Rights Agreement dated as of November 29, 2006 between WorldWater & Power Corp., a Delaware corporation and Emcore Corporation. Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed with the Securities and Exchange Commission on December 5, 2006 (File No. 000-16936).
10.17
Letter Agreement dated as of November 29, 2006 between WorldWater & Power Corp., a Delaware corporation and Emcore Corporation. Incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed with the Securities and Exchange Commission on December 5, 2006 (File No. 000-16936).
10.18
Series D Convertible Preferred Stock Purchase Warrant dated November 29, 2006 issued to Emcore Corporation for 505,044 shares of Series D Convertible Preferred Stock of WorldWater & Power Corp. Incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed with the Securities and Exchange Commission on December 5, 2006 (File No. 000-16936).
10.19
Promissory Note dated January 25, 2008 by WorldWater & Solar Technologies Corp. in favor of The Quercus Trust. Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on January 31, 2008.
10.20
Stock Exchange Agreement dated January 25, 2008 by and between WorldWater & Solar Technologies Corp. and The Quercus Trust. Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed with the Securities and Exchange Commission on January 31, 2008.
10.21
Stock and Warrant Purchase Agreement dated February 12, 2008 by and among WorldWater & Solar Technologies Corp. and The Quercus Trust. Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on February 19, 2008.
10.22
Lease Agreement dated as of March 7, 2008 by and between ENTECH, Inc., as tenant, and Alliance Gateway No. 23, Ltd., as landlord. Incorporated by reference to Exhibit 10.22 to the Company's Form 10-K filed with the Securities and Exchange Commission on March 28, 2008.
10.23
Lease Guarantee dated as of March 7, 2008 by and between Entech Solar, Inc. as guarantor, and Alliance Gateway No. 23, Ltd. Incorporated by reference to Exhibit 10.23 to the Company's Form 10-K filed with the Securities and Exchange Commission on March 28, 2008.
10.24
Warrant Cancellation Agreement dated as of February 4, 2009 by and between The Quercus Trust and Entech Solar, Inc., formerly known as WorldWater & Solar Technologies Corp. Incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed with the Securities and Exchange Commission on February 10, 2009.
10.25
Seventh Amendment and Restatement of the Company's 1999 Incentive Stock Option Plan. Incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed with the Securities and Exchange Commission on February 10, 2009.

Exhibit Number	Description
3.5	Certificate of Amendment to Certificate of Incorporation of WorldWater & Solar Technologies Corp. filed with the State of Delaware on July 2, 2008.*
3.7	Amended and Restated Bylaws of the Company.*
14	Code of Ethics*
23	Consent of Independent Registered Public Accounting Firm.*
31.1	Certification by the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification by the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification by the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

    *
    Included

(c)
Financial Statement Schedules.    See Item 15(a) above.

SIGNATURES

        In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Entech Solar, Inc.
(formerly WorldWater & Solar Technologies Corp.)
(Registrant)

By:	/s/ FRANK W. SMITH	Date:	March 16, 2009
Frank W. Smith
Chief Executive Officer
By:	/s/ KENT J. VAN HOUTEN		March 16, 2009
Kent J. Van Houten
Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons in the capacities and as of the dates indicated:

Signature	Title	Date

/s/ DAVID GELBAUM David Gelbaum	Chairman	March 16, 2009
/s/ DAVID ANTHONY David Anthony	Director	March 16, 2009
/s/ JOSEPH BARTLETT Joseph Bartlett	Director	March 16, 2009
Peter L. Corsell	Director
Mark J. O'Neill	Director
/s/ FRANK W. SMITH Frank W. Smith	Chief Executive Officer and Director	March 16, 2009

EXHIBIT INDEX

3.5	Certificate of Amendment to Certificate of Incorporation of WorldWater & Solar Technologies Corp. filed with the State of Delaware on July 2, 2008.
3.7	Amended and Restated Bylaws of the Company.
14	Code of Ethics
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification by the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.