Form 10-K/A
period 2008-12-31
ENTECH SOLAR, INC.
filed 2009-04-30
CIK 811271

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

            -------------------------------------------------------

                                  FORM 10-K/A
                                AMENDMENT NO. 1

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

                       COMMISSION FILE NUMBER: 000-16936


             ------------------------------------------------------

                               ENTECH SOLAR, INC.
                (FORMERLY WORLDWATER & SOLAR TECHNOLOGIES CORP.)
                        (Name of issuer in its charter)


         DELAWARE                                    33-0123045
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification Number)

   13301 PARK VISTA BLVD.
SUITE 100, FORT WORTH, TEXAS                            76177
  (Address of principal                              (Zip code)
     executive offices)

                   Issuer's telephone number  (817) 379-0100

      Securities registered under Section 12(b) of the Exchange Act: NONE

      Securities registered under Section 12(g) of the Exchange Act:
                         COMMON STOCK, $0.001 PAR VALUE


Indicate by check mark if the registrant is a well-known seasoned issuer,
as defined in Rule 405 of the Securities Act.   Yes ___   No  X
                                                             ---

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ___ No X
                                                                 ---

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X   No ___
                                                               ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                                    ---

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ____                 Accelerated filer  X
                                                                ---

Non-accelerated filer  ____                   Smaller reporting company ____
(Do not check if a smaller
     reporting company)

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).   Yes ____     No  X
                                                              ---

     On June 30, 2008 the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $126,297,000.

As of April 27, 2009 the Registrant had outstanding 238,112,091 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE
None.


                                EXPLANATORY NOTE
     Entech Solar, Inc. (the "Company," "we," "us" or "our") is filing this Amendment No. 1 on Form 10-K/A (this "Amendment") to amend its Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission (the "SEC") on March 17, 2009 (the "Original 10-K").

     This Amendment is being filed to amend the Original 10-K to include the information required by Items 10 through 14 of Part III of Form 10-K. In addition, on the cover page, (i) the reference in the Original 10-K to the incorporation by reference of the definitive Proxy Statement for the Company's 2009 Annual Meeting of Stockholders has been deleted and (ii) the information with respect to the number of outstanding shares of Common Stock has been updated as of April 27, 2009. The Company is also updating its list of exhibits in Item 15 of this Amendment to include, among other exhibits, the certifications specified in Rule 13a-14(a) under the Securities Exchange Act of 1934 required to be filed with this Amendment. Except for the addition of the
Part III information, the updates to the cover page and the exhibits, no other changes have been made to the Original 10-K. Except where expressly indicated, this Amendment does not reflect events occurring after the filing of the Original 10-K or modify or update those disclosures affected by subsequent events.

                               TABLE OF CONTENTS

PART III .............................................................

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
          INDEPENDENCE

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES .


PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES .

SIGNATURES

                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
          ------------------------------------------------------
The following table sets forth the names, ages and positions of the executive officers and directors of the Company. Their respective backgrounds are described following the table.

NAME                                 AGE          POSITION WITH THE COMPANY
-------------------------            ---          -----------------------------
Dr. Frank W. Smith                    50          Chief Executive Officer and Director
Sandra J. Martin                      47          Chief Accounting Officer and Corporate Controller
Sean C. Rooney                        41          Chief Operating Officer
Mark J. O'Neill                       63          Chief Technology Officer and Director
David Gelbaum                         60          Director, Chairman of the Board
David Anthony                         48          Director, Chairman of the Compensation Committee
Peter L. Corsell                      31          Director
Jay J. Worenklein                     60          Director


Dr. Frank W. Smith joined the Company as Chief Operating Officer in February 2007. On March 18, 2008, the Company promoted Dr. Smith to Chief Executive Officer and appointed him to the Board of Directors. He previously served as Vice President of Strategy and Business Development at EMCORE Corporation in 2006, where he identified target acquisitions, managed the due diligence process, and provided strategic direction for the company. From 2004 to 2005, he was an Operations Director at JDS Uniphase, where he managed several business units between 1999 and 2004, before which he was a Program Manager at Lockheed Martin. He was also a Manager at MIT's Lincoln Labs and has accumulated five patents under his name as well as having published nearly two dozen articles. Dr. Smith graduated with a B.S. in Engineering & Applied Science from Yale University and completed a Masters and Ph.D. in Electrical Engineering & Computer Science from MIT, with a minor in Business Administration from MIT's Sloan School of Business. Dr. Smith is a Class II Director and his term as director expires in 2011.

Sandra J. (Sandy) Martin was appointed Chief Accounting Officer and Corporate Controller on April 2, 2009. Before joining the Company, Ms. Martin served as Vice President of Investor Relations for Sally Beauty Holdings from October 2006 through June 2008. Prior to that, she held finance and accounting positions of increasing responsibility during her fourteen year tenure with Pier 1 Imports, including Director of Financial Reporting, Corporate Planning & Analysis, and Investor Relations. Ms. Martin also worked as an internal auditor for a major retailer and was a Senior Auditor for a national public accounting firm. Ms. Martin earned an M.B.A. from the M.J. Neeley School of Business at Texas Christian University and a B.B.A. in Accounting from the University of Texas at Arlington.

Sean C. Rooney was appointed Chief Operating Officer of the Company on
January 29, 2009. Mr. Rooney previously was the Company's Vice President, Engineering, Procurement and Construction ("EPC") Operations, since he joined the Company on February 22, 2008. Mr. Rooney was responsible for directing all EPC Operations for the Company. Prior to joining the Company, Mr. Rooney worked 11 years for Fluor Corporation in construction management positions of increasing responsibility. Mr. Rooney left Fluor as its Global Director of Construction Services. Mr. Rooney earned a B.S. degree in Construction Science from Texas A&M University in 1989.

Mark J. O'Neill is the Company's Chief Technology Officer and co-founder of Entech, Inc. He was appointed to the Board of Directors on March 12, 2009. Prior to co-founding Entech in 1983, Mr. O'Neill served in a variety of engineering and management positions with E-Systems, Inc., Northrop, Inc., and Lockheed Missiles & Space Company. Mr. O'Neill has authored 15 U.S. patents for inventions ranging from Fresnel lens solar concentrators to collimating tubular skylights. He holds a B.S. in Aerospace Engineering from the University of Notre Dame.

David Gelbaum is the Chairman of the Company's Board of Directors and a member of the Audit Committee. Mr. Gelbaum was appointed to the Board on February 20, 2008 and became Chairman on January 12, 2009. Mr. Gelbaum is the co-trustee of The Quercus Trust which, pursuant to rights given to The Quercus Trust as the holder of the Company's Series D Convertible Redeemable Preferred Stock and in accordance with the terms and conditions of a letter agreement between the Company and The Quercus Trust entered into in connection with The Quercus Trust's purchase of Series F Convertible Preferred Stock (which automatically converted into common shares on July 26, 2008), has nominated four directors to the Board (see Item 13 - "Certain Relationships and Related Transactions, and Director Independence" below). Mr. Gelbaum is one such director. Mr. Gelbaum has been a private investor since 2002. From 1989 until 2002, Mr. Gelbaum performed quantitative modeling for stock price returns and derivative securities for TGS Management, and from 1972 until 1989 he worked at Oakley & Sutton in a similar capacity.

David Anthony is one of four directors on the Company's Board of Directors nominated by The Quercus Trust (see Item 13 - "Certain Relationships and Related Transactions, and Director Independence" below). Mr. Anthony was appointed to the Board on February 20, 2009 and is the Chairman of the Compensation Committee of the Board of Directors. For the past five years, Mr. Anthony has been Managing Partner of 21 Ventures, LLC, a New York based company that provides seed and bridge capital to early stage technology ventures. Mr. Anthony also serves on the board of directors of Agent Video Intelligence, Orion Solar, BioPetroClean, Cell2Bet, Juice Wireless, Visioneered Image Systems, and VOIP Logic. He is an Adjunct Professor at the New York Academy of Sciences and also serves as entrepreneur-in-residence at the University of Alabama, Birmingham School of Business. Mr. Anthony received his M.B.A. from The Tuck School of Business at Dartmouth College in 1989 and a B.A. in economics from George Washington University in 1982.

Peter Corsell is one of four directors on the Company's Board of Directors nominated by The Quercus Trust (see Item 13 - "Certain Relationships and Related Transactions, and Director Independence" below). Mr. Corsell was appointed to the Board on February 18, 2009. Mr. Corsell is Chief Executive Officer of GridPoint, Inc., an Arlington, Virginia based company founded by Mr. Corsell in 2003. Mr. Corsell also serves as Chairman of the World Economic Forum's Global Agenda Council on Alternative Energies and is a member of Newsweek's Global Environment and Leadership Advisory Committee. In addition, he serves on XcelEnergy's Smart Grid Advisory Board, the Environmental Media Association's Corporate Board and the board of directors of Standard Renewable Energy. Previously, Mr. Corsell served with the U.S. State Department in Cuba and as a political analyst with the Central Intelligence Agency. Mr. Corsell holds a B.S. from the School of Foreign Service at Georgetown University.

Jay J. Worenklein is one of four directors on the Company's Board of Directors nominated by The Quercus Trust (see Item 13 - "Certain Relationships and Related Transactions, and Director Independence" below). Mr. Worenklein was appointed to the Board and to the Audit Committee on March 19, 2009. Mr. Worenklein previously served as chairman and CEO of US Power Generating Company from 2003 until 2008. Prior to founding US Power Generating Company, Mr. Worenklein served as a senior banker at Soci t G n rale and at Lehman Brothers. Prior to joining Lehman Brothers, Mr. Worenklein was a partner at Milbank Tweed Hadley & McCloy, where he founded the firm's power and project finance practices. Mr. Worenklein is currently a member of the Board of Directors of Ormat Technologies, Inc., GridPoint, Inc., and Entegra Power Group. Mr. Worenklein received a B.A. from Columbia University and a J.D. and M.B.A. from New York University.

COMPLIANCE WITH SECTION 16(A)

     Section 16(a) of the Exchange Act of 1934, as amended, requires the Company's executive officers and directors and persons who own more than ten percent of a registered class of the Company's equity securities (collectively, the "Reporting Persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies of these reports. Based solely on our review of copies of such reports received by us, the Company believes that all filings required to be made by the Reporting Persons during the fiscal year ended December 31, 2008 were made on a timely basis.

CODE OF ETHICS

     We have adopted a code of ethics, entitled Code of Business Conduct and Ethics, that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, and principal accounting officer. We have made it available, free of charge, on our website at www.entechsolar.com, and if we amend it or grant any waiver under it that
-------------------
applies to an executive officer, we will promptly post that amendment or waiver on our website as well.

AUDIT COMMITTEE

     The Company has a separately-designated standing audit committee. The Audit Committee of the Company's Board was, until April 24, 2008, comprised of Mr. Joseph Cygler, Dr. Davinder Sethi and Ms. Lange Schermerhorn, all of whom were independent pursuant to applicable NASDAQ Marketplace Rules, and all of whom resigned from the Board on April 24, 2008. Effective April 24, 2008, the Audit Committee was comprised of David Anthony and Reuben F. Richards, Jr. Mr. Richards resigned from the Board on January 12, 2009 and Joseph P. Bartlett was appointed to the Board and to the Audit Committee as of that date. Mr. Bartlett subsequently resigned from the Board and the Audit Committee on March 19, 2009. Mr. Anthony resigned from the Audit Committee on March 12, 2009, and Messrs. Gelbaum and Worenklein were appointed to the Audit Committee on March 12, 2009 and March 19, 2009, respectively. Messrs. Gelbaum and Worenklein are independent pursuant to applicable NASDAQ Marketplace Rules. The Board has determined that Messrs. Gelbaum and Worenklein are "audit committee financial experts" within the meaning of the regulations adopted by the Securities and Exchange Commission as a result of their accounting and related financial management expertise and experience.

     The main function of the Audit Committee is to ensure that effective accounting policies are implemented and that internal controls are in place to deter fraud, anticipate financial risks and promote accurate and timely disclosure of financial and other material information to the public markets, the Board and stockholders. The Audit Committee also reviews and recommends to the Board approval of the annual financial statements and provides a forum, independent of management, where the Company's auditors can communicate any issues of concern. In performing all of these functions, the Audit Committee acts only in an oversight capacity and necessarily relies on the work and assurances of the Company's management and independent auditors, which, in their report, express an opinion on the conformity of the Company's annual financial statements to generally accepted accounting principles.

DIRECTOR INDEPENDENCE

     The Board has determined that, except for Dr. Smith, our Chief Executive Officer, and Mark J. O'Neill, our Chief Technology Officer, each of our current directors is "independent" pursuant to NASDAQ Marketplace Rule 4200(a)(15).


ITEM 11.  EXECUTIVE COMPENSATION.
          ----------------------

COMPENSATION DISCUSSION AND ANALYSIS

     This section of our amended 10-K discusses the principles underlying our executive compensation policies and decisions. It provides qualitative information regarding the manner in which compensation is earned by our executive officers and places in context the data presented in the tables that follow. In addition, in this section, we address the compensation paid or awarded during fiscal years 2008, 2007 and 2006 to our chief executive officer (principal executive officer), chief accounting officer (principal accounting officer) and three other executive officers who were the most highly compensated executive officers in fiscal year 2008. We refer to these five executive officers as our "Named Executive Officers."

Our executive compensation program is overseen and administered by the Compensation Committee of the Board of Directors. The Compensation Committee has responsibility for discharging the responsibilities of the Board of Directors relating to the compensation of the Company's executive officers and related duties. Management presents cash and equity compensation recommendations to the Compensation Committee for its consideration and approval. The Compensation Committee reviews these proposals and makes all final compensation decisions for corporate executive officers by exercising its discretion in accepting, modifying or rejecting any management recommendations.


OBJECTIVES OF OUR COMPENSATION PROGRAM

Our executive compensation program is intended to meet three principal objectives:

   - to provide competitive compensation packages to attract and retain superior executive talent;

   - to reward successful performance by the executive and the Company by linking a significant portion of compensation to our financial and business results; and

   - to further align the interests of executive officers with those of our Company stockholders by providing long-term equity compensation and meaningful equity ownership.

     To meet these objectives, our compensation program balances short-term and long-term performance goals and mixes fixed and at-risk compensation that is directly related to stockholder value and overall performance.

     Our compensation program for senior executives, including the Named Executive Officers, is designed to reward Company performance. The compensation program is intended to reinforce the importance of performance and accountability at various operational levels, and therefore a significant portion of total compensation is in both cash and stock-based compensation incentives that reward performance as measured against established goals, i.e., "pay for performance." Each element of our compensation program is reviewed individually and considered collectively with the other elements of our compensation program to ensure that it is consistent with the goals and objectives of both that particular element of compensation and our overall compensation program. For each Named Executive Officer, we look at each individual's contributions to our overall results as well as our operating and financial performance compared with targeted goals.

ELEMENTS OF OUR EXECUTIVE COMPENSATION PROGRAM

     In 2008, the principal elements of compensation for Named Executive Officers were:

   - annual cash compensation consisting of base salary and performance-based incentive bonuses;

   -   long-term equity incentive compensation; and

   -   benefits and perquisites.


ANNUAL CASH COMPENSATION

     Our annual cash compensation packages for executive officers include base salary and a performance-based executive incentive compensation bonus.

     Base Salary.    We review the base salaries for each Named Executive
Officer annually as well as at the time of any promotion or significant change in job responsibilities. Base salaries are determined for each Named Executive Officer based on his or her position and responsibility by using survey data. The salary for each Named Executive Officer for calendar year 2008 is reported in the Summary Compensation Table below.

     Performance-Based Incentive Compensation. The annual bonus for executive officers is designed to reward our executives for the achievement of annual financial goals related to the business for which they have responsibility. A minimum incentive may be earned upon achieving certain threshold goals, which are set generally at levels that reflect an improvement over prior year results, and no payment is awarded if the threshold goal is not achieved. Consistent with our focus on pay for performance, additional amounts can be earned when actual performance exceeds on-target performance.

     Additional mid-range goals between threshold and target with corresponding incentive amounts are also established. The Company may revise or cancel an executive's bonus at any time as a result of a significant change in circumstances or the occurrence of an unusual event that was not anticipated when the performance plan was approved.

LONG-TERM EQUITY COMPENSATION

     We intend for our equity program to be the primary vehicle for offering long-term incentives and rewarding our executive officers, managers and key employees. Because of the direct relationship between the value of an option award and the value of our stock, we believe that granting options is the best method of motivating our executive officers to manage our Company in a manner that is consistent with the interests of our Company and our stockholders. We also regard our equity program as a key retention tool. Retention is an important factor in our determination of the type of award to grant and the number of options to grant.

BENEFITS AND PERQUISITES

     We offer a variety of health and welfare programs to all eligible employees, including the Named Executive Officers. The Named Executive Officers generally are eligible for the same benefit programs on the same basis as the rest of the Company's employees in the particular country in which the Named Executive Officer resides, including medical, dental and vision care coverage, life insurance coverage, short-and long-term disability and a 401(k) or defined contribution pension plan.

     The Company limits the use of perquisites as a method of compensation and provides executive officers with only those perquisites that we believe are reasonable and consistent with our overall compensation program to better enable the Company to attract and retain superior employees for key positions. The perquisites provided to the Named Executive Officers include leased automobiles and related tax gross-ups and are quantified in the Summary Compensation Table below.

SUMMARY COMPENSATION TABLE FOR NAMED EXECUTIVE OFFICERS

The following table summarizes the compensation paid to our Named Executive Officers during fiscal years 2006, 2007 and 2008.

            SUMMARY COMPENSATION TABLE FOR NAMED EXECUTIVE OFFICERS

                                                                                 CHANGE IN PENSION
                                                                                     VALUE AND
                                                                                   NONQUALIFIED
                                                                        OPTION       DEFERRED          ALL OTHER
NAME & PRINCIPAL                                SALARY       BONUS      AWARDS     COMPENSATION      COMPENSATION
POSITION                               YEAR       ($)         ($)       ($)(1)       CHARGES              ($)          TOTAL ($)
-----------------------------         ------   --------     -------    --------  -----------------   -------------     ---------
Dr. Frank W. Smith                     2008     220,000                 52,000                                           272,000
Chief Executive Officer                2007     178,030      27,865     52,000                                           257,895
and Director (2)(3)

James Vittor                           2008     120,845      15,000     21,667                                           157,512
Chief Accounting Officer (4)(5)        2007     107,867                  3,667                                           111,534
                                       2006      27,689       2,500      3,667                                            33,856

Sean C. Rooney                         2008     156,166                 27,000                          70,687           253,853
Chief Operating Officer (6)(7)(8)

Robert A. Gunther                      2008     197,051                 27,000                           8,400           232,451
Senior Vice President
and General Counsel (9)(10)(11)

Mark J. O'Neill                        2008     179,894                 24,000                                           203,894
Chief Technology Officer
and Director (12)(13)

Quentin T. Kelly                       2008     302,084                250,000                          72,903           624,987
Chief Executive Officer                2007     250,000      59,750    250,000        110,072           58,000           727,822
and Chairman (14)(15)(16)(17)          2006     160,000      50,000     37,200                          58,000           305,200

Larry L. Crawford                      2008     127,375                 34,000                          89,375           250,750
Executive Vice President and           2007     175,000      29,093     34,000                           9,000           247,093
Chief Financial Officer (18)(19)(20)   2006      71,423      11,093     34,000                           9,000           125,516


-----------------------------------------
(1) This column represents the dollar amounts recognized by the Company for the years shown for the fair value of common stock options granted in those years, as well as in prior years, in accordance with SFAS 123R.

(2) Dr. Smith joined the Company as Chief Operating Officer in February 2007. On March 18, 2008, the Board of Directors promoted Dr. Smith to Chief Executive Officer and elected him to the Board of Directors.

(3) 600,000 options granted February 11, 2007 in connection with employment contract; options were granted at the market price at date of grant. 100,000 options vested August 11, 2007 and options vest ratably thereafter for 30 months. 366,666 options vested through the year ended December 31, 2008. SFAS 123R expense for 2007 and 2008 was $52,000 and $44,000, respectively.

(4) Mr. Vittor joined the Company in September 2006 as Corporate Controller. He was appointed the Company's Chief Accounting Officer on June 18, 2008.

(5) 100,000 options granted September 5, 2006 and 200,000 options granted September 4, 2008; options were granted at $0.19 and $0.46, the market prices at the 2006 and 2008 grant dates, respectively. Options vest ratably over 36 months from grant date. 94,468 options vested through the year ended December 31, 2008 and 38,000 of such options have been exercised by Mr. Vittor. SFAS 123R expense for 2006, 2007 and 2008 was $917, $3,667 and $8,167, respectively.

(6) Mr. Rooney joined the Company on February 22, 2008 as Vice President, Engineering, Procurement and Construction. He was promoted to Chief Operating Officer on January 29, 2009.

(7) 300,000 options granted at $0.46 per share, the market price at September 4, 2008 grant date. 33,335 options vested on September 4, 2008 and 7,619 vest monthly from October 1 through August 1, 2011. 56,192 options vested through the year ended December 31, 2008. SFAS 123R expense for 2008 was $6,750.

(8) Represents $800 for Company provided vehicle for November and December 2008 and $69,887 for relocation expenseS during 2008.

(9) Mr. Gunther joined the Company on January 7, 2008. In connection with the Company's restructuring efforts, Mr. Gunther will be leaving the Company on May 1, 2009.

(10) 300,000 options granted in connection with employment contract; options were granted at $0.46 per share, the market price at the September 4, 2008 grant date. 50,000 shares vested July 7, 2008 and 250,000 vest ratably over 30 months. 71,456 options vested through the year ended December 31, 2008. SFAS 123R expense for 2008 was $6,750.

(11) Represents $8,400 for Company provided vehicle.

(12) Mr. O'Neill joined the Company in January 2008 in connection with the Company's acquisition of ENTECH, Inc. Pursuant to Mr. O'Neill's Executive Employment Agreement, Mr. O'Neill is eligible to receive incentive compensation of 0.2% of the annual gross revenues of ENTECH, Inc. up to a total of $1,000,000. No such incentive compensation was paid to Mr. O'Neill for fiscal year 2008. A copy of Mr. O'Neill's Executive Employment Agreement is attached hereto as Exhibit 10.1

(13) 300,000 options granted in connection with employment contract; options were granted at $0.46, the market price at the September 4, 2008 grant date. 100,000 options vested through the year ended December 31, 2008, 100,000 options vested January 1, 2009, and the remaining 100,000 options vest January 1, 2010. SFAS 123R expense for 2008 was $6,000.

(14) Mr. Kelly resigned as Chief Executive Officer on March 18, 2008 and was an employee and non-executive Chairman of the Company's Board of Directors until his resignation on January 7, 2009.

(15) 120,000 options granted December 31, 2005; options were granted at the market price at date of grant and vested ratably over one year. 5,000,000 options granted January 1, 2007; options were granted at the market price at date of grant. Options vest ratably over five years. 2,000,000 options vested through the year ended December 31, 2008. SFAS 123R expense for 2006, 2007 and 2008 was $37,200, $229,167 and $250,000, respectively. Mr.
     Kelly's amended employment contract, entered into by Mr. Kelly and the Company as of December 31, 2008, amended certain terms of Mr. Kelly's option grants and modified other terms of his compensation. The amended employment agreement was attached as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 7, 2009 and is incorporated herein by reference.

(16) Represents deferred compensation of $110,072 earned in prior years and paid in 2007.


(17) Represents, for 2008, the premium paid for a key-man life insurance ($46,013) and other life insurance, the beneficiary of which is Mr. Kelly's wife ($14,890), plus use of a Company vehicle ($12,000) for 2008. For 2007 and 2006 represents the premium paid for a life insurance policy, the beneficiary of which is Mr. Kelly's wife ($46,000), plus use of a Company vehicle ($12,000).

(18) Mr. Crawford joined the Company as Chief Financial Officer on July 10, 2006 and resigned his position with the Company on June 18, 2008.

(19) 600,000 options granted July 10, 2006 in connection with employment contract; options were granted at the market price at date of grant. No options vested during the year ended December 31, 2006, 283,333 options vested through the year ended December 31, 2007, and 483,333 options vested through the date of Mr. Crawford's resignation from the Company. SFAS 123R expense for 2006, 2007 and 2008 was $0.00, $34,000 and $34,000,
     respectively. As of December 31, 2008, Mr. Crawford owned 66,666 vested stock options and 116,667 unvested options were forfeited on such date. Mr. Crawford exercised the 66,666 vested options on January 16, 2009.

(20) Represents $9,000 for Company provided vehicle in 2007 and 2006, and $89,375 for severance payments relating to Mr. Crawford's termination of employment in 2008.

OPTION GRANTS TO NAMED EXECUTIVE OFFICERS

     The following table provides the number of Company stock options granted to each Named Executive Officer in the fiscal year ended December 31, 2008 as well as certain related information.

                   OPTION GRANTS TO NAMED EXECUTIVE OFFICERS

                           NUMBER OF            PERCENT OF TOTAL
                          SECURITIES            OPTIONS GRANTED      EXERCISE PRICE     EXPIRATION
NAME                   UNDERLYING OPTIONS        TO EMPLOYEES         PER SHARE (1)     DATE
---------------------------------------------------------------------------------------------------
Dr. Frank W. Smith                0                   -- %                -----         ----------
James Vittor                200,000                    2 %                 0.46          9/03/2018
Sean C. Rooney              300,000                    3 %                 0.46          9/03/2018
Robert A. Gunther           300,000                    3 %                 0.46          9/03/2018
Mark J. O'Neill             300,000                    3 %                 0.46          9/03/2018
Quentin T. Kelly                  0                    0 %                -----         ----------
Larry L. Crawford                 0                    0 %                -----         ----------


  (1) All grants of options were made with exercise prices equal to market value at date of grant.

GRANTS OF PLAN-BASED AWARDS

     The Company does not issue grants of plan-based awards.


OUTSTANDING EQUITY AWARDS AT 2008 FISCAL YEAR-END FOR NAMED EXECUTIVE OFFICERS

     The following table provides the number of outstanding common stock options awarded to our Named Executive Officers as of December 31, 2008 along with related information.

                                                OPTION AWARDS
                      -------------------------------------------------------------------
                         NUMBER OF           NUMBER OF
                        SECURITIES          SECURITIES
                        UNDERLYING          UNDERLYING           OPTION
                        UNEXERCISED         UNEXERCISED         EXERCISE       OPTION
                          OPTIONS             OPTIONS             PRICE       EXPIRATION
NAME                  (#) EXERCISABLE    (#) UNEXERCISABLE         ($)          DATE
                      ---------------    -----------------      ---------    -----------
Dr. Frank W. Smith            366,666              233,334           0.39      02/11/17

-----------------------------------------------------------------------------------------
James Vittor                   34,228               27,772           0.19      09/04/16
                               22,240              177,760           0.46      09/03/18

-----------------------------------------------------------------------------------------
Sean C. Rooney                 56,192              243,808           0.46      09/03/18

-----------------------------------------------------------------------------------------
Robert A. Gunther              71,456              228,554           0.46      09/03/18

-----------------------------------------------------------------------------------------
Mark J. O'Neill               100,000              200,000           0.46      09/03/18

-----------------------------------------------------------------------------------------
Quentin T. Kelly              300,000                                0.30       8/25/09
                            1,250,000                                0.15      12/31/11
                               60,000                                0.34      12/31/11
                               60,000                                0.15      12/30/12
                               30,000                                0.15       6/30/13
                               30,000                                0.15       9/30/13
                               60,000                                0.15      12/30/12
                               30,000                                0.15       6/30/14
                              120,000                                0.28      12/30/14
                              120,000                                0.31      12/30/15
                            2,000,000            3,000,000           0.39      12/31/16

-----------------------------------------------------------------------------------------
Larry L. Crawford              66,666              116,667           0.27        7/9/16

-----------------------------------------------------------------------------------------

                          AGGREGATED OPTION EXERCISES
                    FOR FISCAL YEAR ENDED DECEMBER 31, 2008
                         AND YEAR-END OPTION VALUES (1)

OPTION EXERCISES

     The following table provides the names of our Named Executive Officers who exercised stock options during the fiscal year ended December 31, 2008 along with related information.

                                              OPTION AWARDS
                              ----------------------------------------------
                                   NUMBER OF SHARES              VALUE
                                 ACQUIRED ON EXERCISE          REALIZED ON
NAME                                      (#)                  EXERCISE ($)
-------------------------        --------------------          ------------
Quentin T. Kelly                         120,000                   44,400
Larry L. Crawford                        391,667                  418,584

                            --------------------


The Company does not have a Pension Plan.

The Company does not have a Nonqualified Deferred Compensation Plan.


POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

     The following section describes the benefits that may become payable to certain Named Executive Officers in connection with a termination of their employment and/or a change in control of the Company. In addition to the benefits described below, outstanding equity-based awards held by our Named Executive Officers may also be subject to accelerated vesting in connection with a change in control under the terms of our 1999 Incentive Stock Option Plan.

Assumptions. As prescribed by the SEC's disclosure rules, in calculating the amount of any potential payments to the Named Executive Officers under the arrangements described below, we have assumed that the applicable triggering event (i.e., termination of employment and/or change in control of the Company) occurred on the last business day of fiscal 2008 and that the price per share of our common stock is equal to the fair market value of a share of our common stock as of that date.


FRANK W. SMITH

Severance Benefits. In the event Dr. Smith's employment is terminated during the employment term by the Company pursuant to a termination for death, "Disability," or without "Cause" (each as defined in Dr. Smith's employment contract), Dr. Smith or his estate, as applicable, will be entitled to receive six (6) months of his $200,000 annualized salary paid semi-monthly, any earned but unpaid bonus payments and any deferred compensation. In addition, Dr. Smith's stock options that have not yet vested will immediately vest upon termination in the event of a Change of Control (as defined in the employment contract).

Potential Payments. Upon a termination of employment with us on December 31, 2008 other than due to death or disability and not with Cause, Dr. Smith would have been entitled to receive a total of $100,000 in semi-monthly payments. Dr. Smith's payment is equal to six months of his $200,000 annual base salary in effect on December 31, 2008.

ROBERT A. GUNTHER

Severance Benefits. In the event Mr. Gunther's employment is terminated during the employment term by the Company pursuant to a termination for death, "Disability," or without "Cause" (each as defined in Mr. Gunther's employment contract), Mr. Gunther or his estate, as applicable, will be entitled to receive his salary paid semi-monthly, for the greater of (i) the period remaining under Mr. Gunther's three year employment agreement or (ii) six months, plus any earned but unpaid bonus payments and any deferred compensation, if any. In addition, Mr. Gunther's stock options that have not yet vested will immediately vest upon termination in the event of a Change of Control (as defined in the employment contract).

Potential Payments. Upon a termination of employment with us on December 31, 2008 other than due to death or disability and not with Cause, Mr. Gunther would have been entitled to receive a total of $400,000 in semi-monthly payments, his salary for the two years then remaining under his employment agreement.

JAMES VITTOR

Severance Benefits. In the event Mr. Vittor's employment is terminated during the employment term pursuant to a termination without "Cause" (as defined in Mr. Vittor's employment agreement), Mr. Vittor will be entitled to receive his salary, paid semi-monthly, for six months, plus any earned but unpaid bonus payments and any deferred compensation, if any. In addition, Mr. Vittor will receive a $40,000 retention bonus if he is terminated without Cause or otherwise continues to work for the Company until October 22, 2010.

Potential Payments. Upon a termination of employment with us on December 31, 2008 other than due to death or disability and not with Cause, Mr. Vittor would have been entitled to receive $102,500 comprised of $62,500 in semi-monthly salary payments (Mr. Vittor's salary for six months) plus payment of the $40,000 bonus.

MARK J. O'NEILL

Severance Benefits. In the event Mr. O'Neill's employment is terminated during the employment term by the Company pursuant to a termination without "Cause" (as defined in Mr. O'Neill's employment agreement), Mr. O'Neill will be entitled to receive his salary, paid semi-monthly, for the period remaining under Mr. O'Neill's three-year employment agreement, plus any earned but unpaid bonus payments and any deferred compensation, if any. In addition, Mr. O'Neill's stock options will vest immediately in the event of a Change in Control (as defined in Mr. O'Neill's employment agreement).

Potential Payments. Upon a termination of employment with us on December 31, 2008 other than due to death or disability and not with Cause, Mr. O'Neill would have been entitled to receive a total of $405,686 , comprised of $16,354 in semi-monthly payments (through January 25, 2011).

SEAN C. ROONEY, QUENTIN T. KELLY AND LARRY L. CRAWFORD

Mr. Rooney does not have an employment contract with the Company and, consequently, the Company is not able to quantify amounts, if any, that may be paid to Mr. Rooney in connection with termination or a change in control. Benefits potentially payable to Messrs. Kelly and Crawford are omitted since they each resigned from employment with the Company on January 7, 2009 and June 18, 2008, respectively.


COMPENSATION OF DIRECTORS

     The compensation paid to each current and former non-employee director during fiscal year 2008 is provided in the table below and detailed in the accompanying footnotes. Directors who are employees of the Company do not receive any compensation for their service as directors.

                                       BOARD RELATED FEES
                                          EARNED OR                                           OTHER
NAME                                     PAID IN CASH ($)        OPTION AWARDS ($) (1)     COMPENSATION ($)    TOTAL ($)
---------------------------------      -------------------       ---------------------     ----------------    ---------
David Anthony (2)                            2,000                      -----                   -----             2,000
Joseph Cygler (3)(4)                         7,334                     68,000                   -----            75,334
David Gelbaum (5)                               __                      -----                   -----                 0
Dr. Walter J. Hesse (6)                         __                      -----                   -----                 0
Dr. Hong Hou (7)                             3,000                      -----                   -----             3,000
Reuben F. Richards, Jr. (7)(8)               3,000                      -----                   -----             3,000
Lange Schermerhorn (3)(9)                    6,668                     68,000                   -----            74,668
Dr. Davinder Sethi (3)(10)                   8,662                     68,000                  15,000            91,662
W. Harrison Wellford (3)(11)                 4,000                     68,000                   -----            72,000


(1) This column represents the dollar amounts recognized by the Company for the year in accordance with SFAS 123R.

(2) Mr. Anthony was appointed to the Board on February 20, 2008 in accordance with the terms of an agreement between the Company and its principal shareholder, The Quercus Trust. He was appointed to the Company's Audit Committee and Compensation Committee at a Board meeting held on April 24, 2008. Mr. Anthony resigned from the Audit Committee on March 12, 2009.

(3) Directors Cygler, Schermerhorn, Sethi and Wellford each resigned from the Board on April 24, 2008 and each was granted 200,000 stock options on September 4, 2008 at market price on date of grant, $0.46 per share.

(4) Mr. Cygler's compensation consisted of $4,000 for Board meeting attendance, $1,334 as a member of the Compensation Committee and $2,000 as a member of the Audit Committee.

(5) Mr. Gelbaum was appointed to the Board on February 20, 2008 in accordance with the terms of an agreement between the Company and its principal shareholder, The Quercus Trust. Mr. Gelbaum became Chairman of the Board on January 12, 2009 and was appointed to the Audit Committee on March 19, 2009. He is the co-trustee of The Quercus Trust, the Company's principal shareholder.

(6) Dr. Hesse was appointed to the Board on February 20, 2008 and his appointment was approved at a Special Meeting of Shareholders convened on June 26, 2008. Dr. Hesse passed away in February 2009.

(7) Dr. Hou and Mr. Richards each received $3,000 for attendance at Board meetings. They each resigned from the Board on January 12, 2009 in connection with the sale of the Company's Series D Convertible Preferred Stock by EMCORE Corporation to The Quercus Trust. The Quercus Trust, pursuant to rights available to the holder of the Company's Series D Convertible Preferred Stock, subsequently appointed Peter L. Corsell and Jay J. Worenklein to the Company's Board.

(8) Mr. Richards was appointed to the Company's Audit Committee and Compensation Committee at a Board meeting held on April 24, 2008. He resigned from both committees on January 12, 2009.

(9) Ms. Schermerhorn's compensation consisted of $4,000 for Board meetings, $1,334 for attendance at an Audit Committee meeting and $1,334 for attendance at a Compensation Committee meeting.

(10) Dr. Sethi's Board-related compensation consisted of $4,000 for Board meetings, $2,668 for attendance at Audit Committee meetings and $1,334 for attendance at a Compensation Committee meeting. Dr. Sethi also received $15,000 in connection with a consulting agreement.

(11) Mr. Wellford received $4,000 for Board attendance. While not reflected in the compensation table above, Mr. Wellford also received $12,771 in preferred stock dividends in accordance with his ownership of the Company's Series C 6% Convertible Preferred Stock.

The Company does not provide any of its non-management directors with non-equity incentive plan compensation, non-qualified deferred compensation, pension benefits or additional compensation other than as set forth in the table above.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company is not aware of any matters required to be disclosed in connection with its Compensation Committee.

THE COMPENSATION COMMITTEE

     The Compensation Committee was, until April 24, 2008, comprised of Mr. Cygler, Dr. Sethi and Ms. Schermerhorn, all of whom were independent pursuant to NASDAQ Marketplace Rule 4200(a)(15), and all of whom resigned from the Board on April 24, 2008. Effective April 24, 2008, the Compensation Committee was comprised of David Anthony. The Compensation Committee makes recommendations to the Board regarding the executive and employee compensation programs of the Company.

COMPENSATION COMMITTEE REPORT

     The compensation of our executive officers is determined by the compensation committee of our Board of Directors on an annual basis. Our compensation committee considers all elements of compensation in making its determinations.

     The compensation committee has reviewed and discussed with management the Compensation Discussion and Analysis section set forth in this Amendment No. 1 to Form 10-K for the fiscal year ended December 31, 2008. Based on such review and discussions, the compensation committee recommended to the board of directors that the Compensation Discussion and Analysis section be included in this Amendment No. 1.


                                SUBMITTED BY
                           COMPENSATION COMMITTEE
                                David Anthony

The foregoing report shall not be deemed incorporated by reference by any general statement incorporating by reference this Amendment No. 1 into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934 (collectively, the "Acts"), except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such Acts.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND RELATED
          -----------------------------------------------------------
          STOCKHOLDER MATTERS.
          -------------------

 SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     The table below sets forth information as of December 31, 2008, with respect to compensation plans under which our common stock is authorized for issuance. The figures relate to equity compensation plans approved by security holders relate to options granted under the 1999 Stock Option Plan. We do not have any equity compensation plans not approved by our security holders.

                                                                                                (C)
                                                                                  NUMBER OF SECURITIES REMAINING
                                       (A)                        (B)              AVAILABLE FOR FUTURE ISSUANCE
                            NUMBER OF SECURITIES TO BE      WEIGHTED AVERAGE      UNDER EQUITY COMPENSATION PLANS
                             ISSUED UPON EXERCISE OF        EXERCISE PRICE OF     (EXCLUDING SECURITIES REFLECTED
PLAN CATEGORY                   OUTSTANDING OPTIONS         OUTSTANDING RIGHTS             IN COLUMN (A))
------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders         20,568,963                 $  0.39                      16,535,567


SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The following table sets forth the number and percentage of the shares of the registrant's Common stock owned as of April 27, 2009 by all persons known to the registrant who own more than 5% of the outstanding number of such shares, by all directors and executive officers of the registrant, and by all officers and directors of the registrant as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

                                              NUMBER OF SHARES
NAME AND ADDRESS                                BENEFICIALLY            PERCENT
OF BENEFICIAL OWNER(1)                             OWNED(1)            OF CLASS
------------------------------------------    -----------------        ---------
The Quercus Trust
2309 Santiago Drive
Newport Beach CA 92660                           102,784,561  (2)        35.2%

Quentin T. Kelly                                   9,326,750  (3)         2.6%

Dr. Walter Hesse                                   4,503,478  (4)         1.6%

David Anthony                                      1,016,949  (5)          *

Peter L. Corsell                                           0  (6)          *

Dr. Frank W. Smith                                   466,666  (7)          *

Mark J. O'Neill                                    1,803,509  (8)          *

Robert A. Gunther                                    114,308  (9)          *

James Vittor                                         106,466 (10)          *

Sean C. Rooney                                       101,906 (11)          *

Jay J. Worenklein                                          0               *

All Directors and Officers as a group (12)       120,224,593             41.2%

* Percent of ownership is less than 1%


(1) There were 238,112,091 common shares outstanding on April 27, 2009. In addition, there were 4,892,857 shares of Series D Convertible Preferred Stock ("Series D") convertible into 48,928,570 shares of common stock and, irrespective of whether a holder of the Series D converts all or a portion of the Series D into common shares, Series D holders have the right to ten votes for each Series D share held on matters brought before the Company's common shareholders. For purposes of computing the percentage of outstanding shares of common stock held by each person or group of persons named above, the Company gives effect to the Series D as if it were fully converted and, consequently, the ownership percentages are based on 287,040,661 common shares deemed outstanding as of April 27, 2009. In accordance with applicable Securities and Exchange Commission regulations, a person or group of persons is deemed to have "beneficial ownership" of any shares of common stock that such person has the right to acquire within sixty days, but any such shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except with respect to community property laws, the Company believes, based on information supplied by such persons and except as otherwise provided herein, that the persons named in this table have sole voting and investment power with respect to all shares of common stock which they beneficially own. Unless set forth otherwise in this table, the address for each of the referenced shareholders is 13301 Park Vista Boulevard, Suite 100, Fort Worth, Texas 76177.


(2) This amount includes 48,805,551 shares of common stock, currently exercisable warrants to purchase up to 5,050,440 shares of common stock, 4,892,857 shares of Series D Convertible Preferred Stock currently convertible into 48,928,570 shares of common stock. The Quercus Trust has entered into an agreement to cancel an additional 38,000,000 warrants to purchase common stock subject to approval by the shareholders of an amendment to the Company's 1999 Incentive Stock Option Plan (see Note 6 below). The Quercus Trust does not consider those warrants to be beneficially owned by The Quercus Trust.

(3) Mr. Kelly's address is 117 Hopewell-Rocky Hill Road, Hopewell, NJ 08525. Mr. Kelly beneficially owned 2,236,750 shares of common stock and 7,090,000 fully vested stock options as of April 27, 2009. The number of shares of common stock includes 1,678,440 shares of common stock owned directly by Quentin T. Kelly; 255,280 shares of common stock owned by CFK Limited Partnership; and 303,030 shares of common stock owned by QTK Limited Partnership.

(4) This amount represents 3,117,223 shares of common stock held solely in Dr. Hesse's name and 1,086,255 shares held by Dr. Hesse and Mrs. Hesse. In addition, Dr. Hesse beneficially owned 300,000 fully vested stock options as of April 27, 2009. The options were issued at the market price on the date of grant. Dr. Hesse passed away in February 2009.

(5) Mr. Anthony's address is 2105 Natalie Lane, Birmingham, Alabama 35244. The shares were acquired from The Quercus Trust on November 13, 2008 for $300,000, or $0.295 per share, the market price at date of sale.

(6) Mr. Corsell was granted 3,000,000 common stock options on February 23, 2009 at the market price on the date of grant. Pursuant to an agreement between the Company and The Quercus Trust, one-third of the options will vest on the date when a sufficient number of the Company's stockholders approve an amendment of the Company's 1999 Incentive Stock Option Plan (the "plan") to increase the number of shares available under the Plan from 50,000,000 to 70,000,000, and the balance will vest ratably on the last day of each month during the 24-month period beginning February 1, 2010 and ending January 31, 2012, subject to acceleration upon the death or permanent disability of Mr. Corsell, or certain other circumstances as specified in the Plan.

(7) Dr. Smith was granted 600,000 common stock options in February 2007 at the market price on the date of grant. 466,666 shares will have vested within 60 days of April 27, 2009.

(8) This amount includes 1,603,509 shares of common stock held by Mr. O'Neill's and 200,000 common stock options which have vested as of April 27, 2009. Mr. O'Neill was granted 300,000 common stock options on September 4, 2008 at the market price on the date of grant and the remaining 100,000 will vest on January 1, 2010.

(9) Mr. Gunther was granted 300,000 common stock options on September 4, 2008 at the market price on the date of grant. 114,308 shares will have vested within 60 days of April 27, 2009.

(10) Mr. Vittor was granted 100,000 common stock options on September 5, 2006 and 200,000 options on September 4, 2008; options were granted at the market price on the date of grant. 106,466 shares will have vested within 60 days of April 27, 2009.

(11) Mr. Rooney was granted 300,000 common stock options on September 4, 2008 at the market price on the date of grant. 101,906 shares will have vested within 60 days of April 27, 2009.

(12) The 102,784,561 shares beneficially owned by The Quercus Trust are included in the calculation of all shares held by the Company's executive officers and directors since Mr. Gelbaum, Chairman of our Board of Directors, is the co-trustee of The Quercus Trust.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
          ------------------------------------------------------------
          INDEPENDENCE.
          ------------

TRANSACTIONS WITH RELATED PERSONS

     In connection with The Quercus Trust's purchase of 20,000 shares of the Company's Series F Convertible Preferred Stock on February 12, 2008, the Company and The Quercus Trust entered into a letter agreement which, among other things, provided The Quercus Trust with the right to appoint two members to the Company's Board of Directors so long as The Quercus Trust's beneficial ownership of the Company (on a fully diluted basis) does not fall below ten percent (10%) of the then outstanding shares of Common Stock, and the right to appoint one member to the Board so long as The Quercus Trust's beneficial ownership (on a fully-diluted basis) is between five percent (5%) and ten percent (10%). David Gelbaum and David Anthony were appointed to the Board in accordance with the letter agreement. Mr. Gelbaum is currently the Chairman of the Board and is also co-trustee of The Quercus Trust.

     As the holder of all of the Company's outstanding Series D Convertible Preferred Stock, The Quercus Trust has the right to vote together with the holders of Common Stock as a single class on all matters submitted for a vote of holders of Common Stock. In addition, for so long as The Quercus Trust's beneficial ownership (on a fully-diluted basis) does not fall below ten percent (10%) of the then outstanding shares of Common Stock, The Quercus Trust has the exclusive right to appoint two members to the Company's Board of Directors, and for so long as beneficial ownership (on a fully-diluted basis) is between five percent (5%) and ten percent (10%) of the then outstanding shares of Common Stock, The Quercus Trust has the exclusive right to elect one member of the Board of Directors. Peter Corsell and Jay Worenklein are the directors appointed by The Quercus Trust pursuant to its rights as holder of the Series D Convertible Preferred Stock.

     The Company recorded a related party sale to The Quercus Trust of twelve Mobile MaxPure units, recognizing revenue of $900,000, in 2007. The Company also recorded a related party sale to The Quercus Trust of ten Mobile MaxPure units in the quarter ending March 31, 2008, recognizing revenue of $775,000, and the Company recorded a related party deposit of $1,023,000 from The Quercus Trust in connection with the future sale of ten Mobile MaxPure units in the quarter ending June 30, 2008.


REVIEW, APPROVAL OR RATIFICATION OF TRANSACTIONS WITH RELATED PERSONS

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

     The issuances of Series E Convertible Preferred Stock and Series F Convertible Preferred Stock to The Quercus Trust and the transactions associated with the issuances occurred prior to the adoption of our Related Party Transaction Policy and Procedures and, although approved by the board of directors, were not considered by the Audit Committee or a Special Committee.


DIRECTOR INDEPENDENCE

     The members of the Company's Board of Directors as of December 31, 2008 were independent pursuant to applicable NASDAQ Marketplace Rules except for Dr. Frank W. Smith, the Company's Chief Executive Officer and Dr. Walter J. Hesse, the Chief Executive Officer of the Company's Entech, Inc. subsidiary.


ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.
          --------------------------------------

AUDIT FEES

     The aggregate fees billed to us by the Company's independent auditors, Amper, Politziner & Mattia, LLP for professional services rendered in connection with our Quarterly Reports on Form 10-Q and for the audits of our financial statements included in the Annual Reports on Form 10-K for the years ended December 31, 2008 and 2007 were $353,195 and $293,500, respectively.

AUDIT RELATED FEES

     The aggregate fees billed to us by Amper, Politziner & Mattia, LLP for assurance and related services that are reasonably related to the performance of the audit and review of our financial statements that are not already reported in the paragraph immediately above totaled approximately $94,990 and $187,125 for the years ended December 31, 2008 and 2007, respectively.

TAX FEES

     There were no tax fees billed by our independent auditors during 2008 and 2007.


ALL OTHER FEES

     There were no other fees billed by our independent auditors during the last two fiscal years for products and or services.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
          ---------------------------------------

(a) (1)-(2)  The financial statements or required financial statement schedules are included in the Original Filing.

(b) The following documents are filed as exhibits as part of this Amendment No. 1 Form 10-K:


EXHIBIT
NUMBER                       DESCRIPTION
-------     ------------------------------------------------------------------
10.1        Mark J. O'Neill Executive Employment Agreement dated January 25,
            2008.

10.2        James Vittor Employment Agreement dated October 22, 2008.

31.1 Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted by the Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   (c)      Financial Statement Schedules.  See Item 15(a) above.

                                   SIGNATURES
     In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Entech Solar, Inc.
(formerly WorldWater & Solar Technologies Corp.)
(Registrant)


By:   /s/ Frank W. Smith                            Date:     April 30, 2009
     ------------------------
     Frank W. Smith
     Chief Executive Officer


By:  /s/ Sandra J. Martin                                     April 30, 2009
     ------------------------
     Sandra J. Martin
     Chief Accounting Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Form 10-K has been signed by the following persons in the capacities and as of the dates indicated:


        SIGNATURE                         TITLE                    DATE
        ---------                         -----                    ----

   /s/ David Gelbaum
----------------------------
   David Gelbaum                      Chairman               April 30, 2009


   /s/ David Anthony
----------------------------
   David Anthony                      Director               April 29, 2009



----------------------------
   Jay Worenklein                     Director


----------------------------
   Peter L. Corsell                   Director


  /s/ Mark J. O'Neill
----------------------------
   Mark J. O'Neill                    Director               April 30, 2009


   /s/ Frank W. Smith
----------------------------
   Frank W. Smith                     Chief Executive Officer
                                      and Director           April 30, 2009