Form 10-Q
period 2009-03-31
ENTECH SOLAR, INC.
filed 2009-05-06
CIK 811271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

OR

☐ TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission file number: 000-16936

Entech Solar, Inc.

(Exact name of registrant as specified)

Delaware	33-0123045
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification Number)
organization)

13301 Park Vista Blvd. Suite 100, Ft. Worth, Texas	76177
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (817) 379-0100

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒  No  ☐  Yes

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

As of May 4, 2009, the Registrant had outstanding 238,112,091 shares of Common Stock, $0.001 par value outstanding.

ENTECH SOLAR, INC. AND SUBSIDIARIES

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

ENTECH SOLAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2009 AND DECEMBER 31, 2008

(In thousands, except share and per share data)

	March 31, 2009	December 31, 2008
	(UNAUDITED)	*
Assets

Current assets:
Cash and cash equivalents	$8,898	$12,169
Accounts receivable - trade (net of allowance of $1,112 and $155 at March 31, 2009 and December 31, 2008, respectively)	552	1,971
Rebates receivable	1,458	115
Inventory (net of reserve of $2,845 and $1,112 at March 31, 2009 and December 31, 2008, respectively)	881	3,664
Costs and estimated earnings/losses in excess of billings	35	2,613
Escrow funds relating to contract performance	500	1,339
Prepaid expenses and deposits	528	964
Total Current assets	12,852	22,835

Advances on machinery and equipment	—	2,285

Property and Equipment (net of accumulated depreciation and net of impairment of $4,795 and $0 at March 31, 2009 and December 31, 2008, respectively)	3,317	5,969

Intangible and other assets
Other intangible assets, net	22,433	23,058
Goodwill	23,837	23,837
Other deposits	145	153
Total Assets	$62,584	$78,137

Liabilities, Convertible Redeemable Preferred Stock and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$3,694	$3,955
Customer deposits	20	20
Customer deposits - related party	—	1,023
REC guarantee liability, current portion	60	60
Series D Preferred Stock Warrants	1,394	1,394
Billings in excess of costs and estimated earnings/losses	354	760
Accrued losses on construction in progress	38	101
Total Current liabilities	5,560	7,313

Serverance payable, long term	494	—
REC guarantee liability, net of current portion	180	180
Total Liabilities	6,234	7,493

Convertible redeemable preferred stock
Series C convertible redeemable preferred stock	—	170
Series D convertible redeemable preferred stock	11,180	11,180
Total Convertible redeemable preferred stock	11,180	11,350

Stockholders’ Equity
Preferred stock convertible $.01 par value authorized 10,000,000; 5,503,968 issued and outstanding:
Series B 7%- 611,111 shares liquidation preference $550,000	6	6
Common stock, $.001 par value; authorized 450,000,000; 238,119,959 and 236,420,779 shares issued at March 31, 2009 and December 31, 2008, respectively; 238,092,091 and 236,392,911 shares outstanding at March 31, 2009 and December 31, 2008, respectively	238	236
Additional paid-in capital	169,773	167,979
Treasury stock, 27,868 shares, at cost, as of March 31, 2009 and December 31, 2008, respectively	(39)	(39)
Accumulated deficit	(124,851)	(108,888)
Noncontrolling interest	43	—
Total Stockholders’ Equity	45,170	59,294

Total Liabilities, Convertible Redeemable Preferred Stock and Stockholders’ Equity	$62,584	$78,137

* Derived from audited financial information

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

ENTECH SOLAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE QUARTERS ENDED MARCH 31,

(UNAUDITED)

(In thousands, except per share data)

	Three Months Ended March 31,
	2009	2008
Revenues:
Contract	$1,097	$8,229
Equipment	143	—
Related party	597	775
Related party - former chairman	126	—
Total	1,963	9,004

Cost of Revenues:
Contract	827	10,222
Equipment	97	—
Related party	597	673
Related party - former chairman	142	—
Provision for loss on contracts	—	409
Manufacturing operations impairment	6,758	—
Total	8,421	11,304

Gross Profit (Loss):
Contract	270	(2,402)
Equipment	46	—
Related party	—	102
Related party - former chairman	(16)	—
Manufacturing operations impairment	(6,758)	—
Total	(6,458)	(2,300)

Operating Expenses:
Marketing, general and administrative expenses	9,445	5,204
Research and development expense	211	41
Total Operating Expenses	9,656	5,245

Loss from Operations	(16,114)	(7,545)

Other income (expense)
Beneficial conversion and warrant amortization	—	(32)
Interest income	24	301
Total other income, net	24	269
Net Loss	(16,090)	(7,276)
Net loss attributable to noncontrolling interest	127	—
Net loss attributable to Entech Solar, Inc.	(15,963)	(7,276)

Accretion of preferred stock dividends - Series C	—	(5)
Net Loss attributable to Entech Solar, Inc.	$(15,963)	$(7,281)

Net Loss attributable to Entech Solar, Inc. per Common Share (basic and diluted)	$(0.07)	$(0.04)

Weighted Average Common Shares Outstanding used in Per Share Calculation (Basic and Diluted)	237,130	190,326

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

ENTECH SOLAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE QUARTERS ENDED MARCH 31,

(In thousands)

(UNAUDITED)

	Three Months Ended March 31,
	2009	2008

Cash Flows from Operating Activities:
Net loss	$(16,090)	$(7,276)

Adjustments to reconcile net cash used in operating activities:
Beneficial conversion and warrant amortization	—	32
Stock based employee compensation cost	1,206	116
Amortization of intangibles and loan origination costs	625	427
Issuance of stock for service	—	13
Issuance of stock in lieu of interest	—	77
Manufacturing operations impairment	6,758	—
Depreciation	115	80
Accrued losses on contracts	(63)	(409)
Provision for doubtful accounts	980	40
Other	—	(291)
Changes in assets and liabilities:
Accounts receivable	439	6,442
Rebates receivable	(1,343)	772
Inventory	820	(6,141)
Letter of credit in connection with performance bond	839	(4,000)
Costs and estimated earnings/losses in excess of billings	2,578	1,931
Prepaid expenses and deposits	471	(257)
Accounts payable and other accrued expenses	233	(997)
Billings in excess of costs and estimated earnings/losses	(406)	596
Customer deposits - related party	(1,023)	(775)
Net Cash (Used in) Operating Activities	(3,861)	(9,620)

Cash Flows from Investing Activities:
Purchase of equipment and leasehold improvements	—	(220)
Advances on machinery and equipment - ENTECH	—	(442)
Acquisition of ENTECH, net of cash of $4.028 million	—	(3,409)
Net Cash (Used in) Investing Activities	—	(4,071)

Cash Flows from Financing Activities:
Proceeds from exercise of warrants and stock options	164	531
Proceeds from issuance of convertible preferred stock and warrants, net	—	29,640
Proceeds from related party contribution	426	—
Proceeds from issuance of promissory note	—	6,000
Net Cash Provided by Financing Activities	590	36,171

Net (Decrease) Increase in cash and cash equivalents	(3,271)	22,480

Cash and cash equivalents, Beginning of period	12,169	6,873

Cash and cash equivalents, End of period	$8,898	$29,353

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

ENTECH SOLAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE QUARTER ENDED MARCH 31, 2009

(In thousands)

(UNAUDITED)

	Entech Solar, Inc. Shareholders
					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated	Treasury		Noncontrolling
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Shares	Stock	Interest	Total
Balance, December 31, 2008	611	$6	236,420	$236	$167,979	$(108,888)	28	$(39)	$—	$59,294

Exercise of warrants	—	—	1,442	2	91	—	—	—	—	93
Exercise of options	—	—	258	—	71	—	—	—	—	71
Share-based employee compensation cost	—	—	—	—	1,206	—	—	—	—	1,206
Proceeds from related party contribution	—	—	—	—	426	—	—	—	—	426
Series C convertible redeemable preferred stock converted to ENTECH, Inc. common shares	—	—	—	—	—	—	—	—	170	170
Net loss	—	—	—	—	—	(15,963)	—	—	(127)	(16,090)

Balance, March 31, 2009	611	$6	238,120	$238	$169,773	$(124,851)	28	$(39)	$43	$45,170

The Notes to the Condensed Consolidated Financial Statements are an integeral part of these statements.

ENTECH SOLAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note (1)   Liquidity and Capital Resources

At March 31, 2009, Entech Solar, Inc.’s (“Entech Solar” or the “Company”) current ratio was 2.31, with working capital of $7.3 million, and cash and cash equivalents of $8.9 million, as compared to December 31, 2008 with a current ratio of 3.12, working capital of $15.5 million, and cash and cash equivalents of $12.2 million.

The Company has historically financed operations and met capital expenditures requirements primarily through issuance of capital stock and borrowings and through solar system equipment sales.

On March 13, 2009, the Company announced that it intends to affect a $3 million common stock rights offering to its shareholders in order to raise equity capital for general corporate and working capital purposes. The rights will have an exercise price of $0.1615 per share, which is equal to 85% of the closing price per share for the common stock on March 12, 2009. The Quercus Trust, the largest beneficial owner of Entech Solar’s common stock, has agreed to purchase up to $764,000 of shares that may not be subscribed through the exercise of rights by other shareholders.   This commitment is in addition to The Quercus Trust’s purchase of $1,236,000 of shares which it will have the right to purchase due to its current share holdings in the Company. A record date for the rights offering has not been determined.

Presently, with no further financing, we currently anticipate that we will likely expend all cash resources by late in the third quarter or early in the fourth quarter of 2009. If we are unable to raise additional financing, we could be required to reduce our spending plans, reduce our workforce further, license to others products or technologies that we would otherwise seek to commercialize ourselves and sell certain assets. There can be no assurance that we will obtain financing, on terms acceptable to us.

The condensed consolidated financial statements are presented on the basis that we will continue as a going concern. The going concern concept contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company’s recurring losses and negative cash flows from operations raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to continue to raise funds through the sale of capital stock and additional borrowings. However, there can be no assurance that the Company will be successful in these efforts. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this going concern uncertainty.

Note (2)   Nature of the Business

Entech Solar has developed plans to become a leading provider of low-cost, distributed, concentrating solar energy systems, products, and services. We intend to design, manufacture, and install solar energy systems that provide electricity and thermal energy in commercial and industrial applications as well as in the public sector.

On January 28, 2008, we completed the acquisition of ENTECH, Inc. (“ENTECH”), a Fort Worth, Texas company which has operated for 25 years in the concentrating photovoltaic (“CPV”) industry. ENTECH has received development funding from and/or installed CPV systems for NASA, Sandia National Laboratories, Department of Energy, Department of Defense and major U.S. utilities and corporations.

In the first quarter of 2009, we exited the flat-plate solar installation business and suspended manufacturing start-up activities associated with first-generation CPV products.  On March 30, 2009, we recorded a non-cash impairment charge totaling $6.8 million for manufacturing equipment, inventory and leasehold improvements directly related to our decision to suspend indefinitely manufacturing at our Fort Worth plant. Our primary business strategy is to develop new solar energy products and services based upon ENTECH CPV technology. The Company seeks to leverage the combined technologies of our legacy Engineering, Procurement, and Construction (“EPC”) business and the technologies obtained from the acquisition of ENTECH, Inc., to become a leading supplier of CPV energy solutions to industrial, commercial and public sector clients. The Company is developing next generation ENTECH CPV technology to improve our ThermaVolt and SolarVolt product lines as part of providing turnkey, vertically-integrated, and CPV energy solutions. We also expect to market ThermaVolt and SolarVolt as stand-alone products to solar integrators. The Company is focused on becoming a low-cost leader in the solar industry enabling customers to significantly reduce their current costs for electric and thermal energy. We are also focused on commercializing our skylight technologies to provide day-lighting solutions for customers.

Our target customers are end-users of energy who are interested in reducing their energy costs and the variability of their monthly electricity and natural gas cost due to the volatility associated with these utilities and other energy supplies. Entech Solar believes it can become a leading energy solutions supplier to industrial, commercial and public sector clients.

We do not expect to have significant revenues from operations during 2009 because our primary focus is to develop and commercialize our next-generation technology so that we are able to supply two renewable energy outputs, electricity and hot water, at competitive prices. The Company believes that providing both electricity and hot water will give customers an energy solution that is more efficient and cost-effective than purchasing stand-alone solar electric or solar thermal systems.

The Company believes that the long term prospects for solar technologies are very good in light of the volatile prices for non-renewable energy sources such as oil and natural gas, current and anticipated federal and state legislation regulating carbon emissions and the use of fossil fuels, and solar electric and solar thermal government incentives including the Renewable Energy Loan Program, Renewable Energy Manufacturing Investment Credit, and Solar on Federal Property, Schools and the Military program. The Company believes that we have the technology, skills and experience necessary to become a leading participant in the CPV industry.

The Company operates in one segment.

All of the Company’s assets are located in the United States.

Note (3)   Summary of Significant Accounting Policies

A summary of the major accounting policies followed by the Company in the preparation of the accompanying financial statements is set forth below.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries including ENTECH Inc., a Delaware corporation and WorldWater Holdings, Inc., a Delaware corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

Effective January 1, 2009, we adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements.  Consolidated net income/loss should include the net income/loss for both the parent and the noncontrolling interest with disclosure of both amounts on the consolidated statement of income.  The calculation of earnings per share will continue to be based on income amounts attributable to the parent.  There were no noncontrolling interest prior to January 1, 2009.

Quarterly Financial Information and Results of Operations

The financial statements as of March 31, 2009, are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2009, and the results of operations and cash flows for the three months ended March 31, 2009.  Especially in light of the Company’s current business plan described in Note (2) above and outlined in more detail in Item 1 of the Company’s Annual Report on Form 10-K, the results for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the entire year or any future period.  While management of the Company believes that the disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 including, without limitation, Item 1 of the Annual Report.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Estimates are used for, but not limited to, costs to complete contracts, warranty expense, taxes, losses on uncompleted contracts, lives of intangible assets, carrying value of inventory and property and equipment, lives of property and equipment, and the value of shares issued. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from the estimates.

Fair Value of Financial Instruments

The carrying value of accounts receivable, accounts payable, accrued expenses and preferred stock warrants approximate their respective fair values because of their short-term nature.

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. We place our cash and cash equivalents with two financial institutions. With respect to accounts receivable as of March 31, 2009, 84% of the receivables were from one commercial customer.  We reserved 70% of the payment due from this customer as the customer’s financing for the project is at risk. We do not require collateral or other security against accounts receivable; however, we maintain reserves for potential credit losses and such losses have historically been within management’s expectations. We had three customers account for 77% of our revenue for the quarter ended March 31, 2009 and one customer accounting for 69% of our revenue for the quarter ended March 31, 2008

The Company holds cash and cash equivalents at two major financial institutions, and our balances often exceed FDIC insured limits. During April 2009, the Company invested all non-FDIC insured funds into government-backed U.S. Treasury bills.  Historically, the Company has not experienced any losses as a result of such concentration of credit risk.

Product Warranty

The Company provides for the estimated cost of product warranties at the time revenue is recognized. Since the Company has a limited operating history, adjustments in future periods may be required as its installations mature. The following table summarizes the activity regarding the Company’s warranty accrual (in thousands):

Balance, December 31, 2008	$832
Accruals for warranties issued during 2009	28
Utilization of warranty reserve during 2009	(5)
Balance, March 31, 2009	$855

The product warranty accrual is included in Accounts Payable and Accrued Expenses in the Company’s Condensed Consolidated Balance Sheets.

Revenue Recognition

The Company has historically derived revenue primarily from fixed-price contracts through which the Company provides engineering, design, and procurement services, materials and equipment, and construction / installation services. Revenue is also generated through the sale of solar-related equipment and, to a lesser extent, from consulting projects and government-funded grants.

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

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the data we used to calculate the allowance provided for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected. In recording any additional allowances, a respective charge against income is reflected in the general and administrative expenses, and would reduce the operating results in the period in which the increase is recorded.  At March 31, 2009 the Company recorded a charge of $980,000 for an estimated reserve to its allowance for doubtful accounts based on one customer’s inability to make required contractual payments because of its lack of financing.

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

Inventory

Inventory is stated at the lower of cost or market determined by the First-In, First-Out (FIFO) method. Historically, inventory has consisted mainly of purchased system components. On March 30, 2009, the Company increased its inventory reserve to approximately $2,800,000. Of this total reserve, $2,312,000 relates to a 2009 first quarter non-cash charge related to the Company’s decision to suspend indefinitely manufacturing in its Fort Worth plant. The remaining $500,000 relates to solar panels that remain in inventory subsequent to the Company’s earlier decision to move away from flat-plate contracts.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation and amortization, and are depreciated and amortized for financial reporting purposes using the straight-line method. Depreciation for income tax purposes is computed using accelerated methods. The estimated useful lives are: computers and information equipment, 5 years; office furniture, vehicles, and test and assembly fixtures, 5 to 7 years; and leasehold improvements, the shorter of the useful life or the life of the lease. Upon retirement or disposal, the asset cost and related accumulated depreciation are removed from the accounts and the net amounts adjusted for any proceed of sale are charged or credited to income.

Expenditures for maintenance and repairs are expensed as incurred. Expenditures which significantly increase asset value or extend useful lives are capitalized.

On March 30, 2009, the Company recorded a non-cash impairment charge to Property and Equipment of $4,446,000 directly related to the Company’s decision to suspend indefinitely manufacturing in its Fort Worth plant. No such charges were incurred for the same period of 2008.

Escrow Funds Relating to Contract Performance.

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

Management evaluates the recoverability of such Other Intangible Assets periodically or whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. The evaluation is based on estimates of undiscounted future cash flows over the remaining useful life of the assets. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to fair value. The Company suspended manufacturing ENTECH products during the first quarter of 2009, which was a triggering event and caused the Company to test for impairment at March 31, 2009.  As of March 31, 2009, no impairment of intangible assets was identified.

Goodwill

Goodwill was recorded in connection with the acquisition of ENTECH, Inc. in January 2008.

Goodwill consists of the excess of cost over the fair value of net assets acquired in business combinations accounted for as purchases.

The Company follows the provision of SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires an annual impairment test for goodwill and intangible assets with indefinite lives. Under SFAS No. 142, the first step of the impairment test requires that the Company determine the fair value of each reporting unit, and compare the fair value to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform a second more detailed impairment assessment. The second impairment assessment involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify a potential impairment charge as of the assessment date.

Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the periods over which cash flows will occur, and determination of the Company’s weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. The Company will perform its annual impairment test on December 31 each year, unless triggering events occur that would cause the Company to test for impairment at interim periods. The Company suspended manufacturing legacy ENTECH products during the first quarter of 2009, which was a triggering event and caused the Company to test for impairment at March 31, 2009. At March 31, 2009, no impairment of goodwill was identified.

Research and Development

Research and development costs are expensed as incurred.

Advertising Costs

Advertising costs are expensed as incurred and were approximately $23,000 and $34,000 for the quarters ended March 31, 2009 and 2008, respectively.

Share-Based Compensation

The Company has adopted SFAS No. 123R, “Share-Based Payment,” which requires all companies to measure and recognize compensation expense at fair value for all stock-based payments to employees and directors.

The Company uses the binomial option-pricing model to estimate fair value of grants of employee and director stock options, with the following weighted average assumptions:

	Three Months Ended
Assumptions for Option Grants	March 31, 2009
Risk-free interest rate	1.35%
Volatility	105%
Expected dividend yield	—
Expected term	3.7	yrs
Estimated forfeiture rate	17%

No share-based compensation was issued in the quarter ended March 31, 2008.

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

Share-based employee compensation expense for the quarter ended March 31, 2009 was $1,205,668, as compared to $116,075 in the same period of 2008. This expense is presented as part of the operating results in marketing, general and administrative expenses.

Net Loss

Because we had a net loss in the three months ended March 31, 2009, basic loss per share includes no dilution and is computed by dividing net loss by the weighted average number of common shares outstanding for the period. As presented, the Company’s basic and diluted net loss per share is based on the weighted average number of common shares outstanding during the period.

Below is a table of the potential issuable shares, in addition to the weighted average common shares outstanding of 237,130,000 and 190,326,000, as of March 31, 2009 and 2008 respectively:

	March 31, 2009	March 31, 2008
Warrants	44,825,074	11,979,226
Debt Conversion Rights	—	416,667
Stock options	19,815,064	14,115,084
Preferred stock conversion rights	54,590,121	55,718,326
Treasury Stock	(27,868)	(27,868)
Total	119,202,391	82,201,435

Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) ratified the consensus reached on Emerging Issues Task Force (“EITF”) Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF No. 07-05”). EITF No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. EITF No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption for an existing instrument is not permitted. The adoption of this statement did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

In May 2008, FASB issued FASB Staff Position (FSP) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1), which clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB  Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.  Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  FSP APB 14-1 was effective for the Company January 1, 2009.  The adoption of this statement did not have a material impact on the Company’s March 31, 2009 Condensed Consolidated Financial Statements.

Reclassifications

Certain prior year balances have been reclassified to conform to current year presentation.

Note (4)   Acquisition

 On January 28, 2008, the Company completed the acquisition of ENTECH, a Fort Worth, Texas company which has operated for 25 years in the concentrating photovoltaic (“CPV”) industry. ENTECH has received development funding from and/or installed CPV systems for NASA, Sandia National Laboratories, Department of Energy, Department of Defense and major U.S. utilities and corporations. The following summarizes the purchase price of and advances to ENTECH as of the acquisition date.

(in thousands)
Cash	$5,000
*Common Stock	42,295
Acquisition Costs	911
Total Purchase Price	48,206
Advances from Entech Solar	4,508
Total Purchase Price of and Advances to ENTECH	$52,714

*                                         19,672,131 shares of the Company’s common stock valued at $42.3 million at $2.15 per share the fair market value of our common stock on October 29, 2007, the date the terms of the merger agreement were announced.

Additionally, (i) the ENTECH stockholders are entitled to receive future earn-out consideration calculated as 5% of ENTECH’s gross revenues determined in accordance with generally accepted accounting principles until the accumulated total of such earn-out payments paid by the Company to the ENTECH stockholders equals $5,000,000, and (ii) the Company entered into employment agreements with five former ENTECH employees (see “Employment Agreements” in Note (11) below).

This transaction was accounted for as a purchase in accordance with SFAS 141, Business Combinations; therefore, the tangible assets acquired and liabilities assumed were recorded at fair value on the acquisition date. In accordance with SFAS 141, the excess of the purchase price over the net assets acquired was assigned to goodwill. The operating results of the ENTECH businesses are included in the accompanying Consolidated Statements of Operations from the date of acquisition.

The allocation of purchase price and advances on the net assets of ENTECH is as follows (in thousands):

Tangible and intangible assets acquired:

Intangible Assets—Trademark	$1,600
Intangible Assets—Technology	23,750
Goodwill	23,837
Cash	4,028
Deposits on Machinery and Equipment	1,445
Other	78
Total assets	54,738
Less current liabilities assumed	(1,057)
Less long-term debt and accrued expenses assumed	(967)
Total Purchase Price of and Advances to ENTECH	$52,714

The following unaudited pro forma consolidated results of operations for the period assumes the acquisition of ENTECH had occurred as of January 1, 2008, giving effect to purchase accounting adjustments. The pro forma data is for informational purposes only and may not necessarily reflect the actual results of operations had those companies been operated as part of the Company since January 1, 2008.

Consolidated Pro Forma Statement of Operations

(unaudited)

	(in thousands) Except per share data Three Months Ended March 31, 2008
	As Presented	Pro Forma
Revenues	$9,004	$9,037
Net Loss	(7,276)	(7,545)
Net Loss attributable to Entech Solar, Inc.	(7,281)	(7,550)
Net loss per basic and diluted shares	$(0.04)	$(0.04)

Note (5)   Property and Equipment

Property and Equipment consist of the following at March 31, 2009 and December 31, 2008:

	(in thousands)
	March 31, 2009	December 31, 2008
Machinery and equipment	$5,638	$3,357
Impairment of machinery and equipment	(4,100)	—
Vehicles	160	301
Computers	709	682
Leasehold improvements	2,266	2,266
Impairment of leasehold improvements	(695)	—
	3,978	6,606
Less accumulated depreciation and amortization	(661)	(637)
Property and Equipment, net	$3,317	$5,969

Depreciation expense for the three months ended March 31, 2009 and 2008 was approximately $115,000 and $80,000, respectively.

In accordance with the Company’s adoption of the sections of SFAS No. 157, “Fair Value Measurements,” related to non-financial assets and liabilities on January 1, 2009 and applying the guidance relating to the Company’s first quarter 2009 suspension of manufacturing of its legacy products, the Company evaluated the portions of fixed assets that directly relate to the suspended manufacturing announcement and subsequently recorded a fixed asset write-down in the amount in approximately $4,446,000.  The Company used significant unobservable inputs (Level 3), such as an alternative use for the fixed assets, to determine the fair value of the fixed assets.

The Company also recorded an impairment charge on leasehold improvements for the Company’s Ewing, New Jersey facility in the amount of approximately $349,000.  This impairment was recorded to reflect the Company’s current under-utilization of this facility.

Note (6)   Intangible Assets

Intangible assets are listed below with associated accumulated amortization as of March 31, 2009 and December 31, 2008.

	(in thousands)
	March 31, 2009	December 31, 2008
ENTECH trademark (indefinite life)	$1,600	$1,600
ENTECH technology	23,750	23,750
Accumulated amortization	(2,917)	(2,292)
ENTECH intangibles, net	$22,433	$23,058

Amortization expense for the three months ended March 31, 2009 and 2008 were approximately $625,000, and $427,000, respectively.

Based on the carrying amount of the intangible assets, and assuming no future impairment of the underlying assets, the estimated future amortization expense is as follows (in thousands):

Nine month period ended December 31, 2009	$1,875
Year ended December 31, 2010	2,500
Year ended December 31, 2011	2,500
Year ended December 31, 2012	2,500
Year ended December 31, 2013	2,500
Thereafter	8,958
Total future amortization expense	$20,833

Note: The ENTECH trademark has an indefinite life and is therefore not being amortized.

Note (7)   Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at March 31, 2009 and December 31, 2008:

	(in thousands)
	March 31, 2009	December 31, 2008
Accounts payable - contracts	$488	$869
Accounts payable - other	646	373
Accrued salaries	238	320
Accrued severance	321	—
Accrued warranty reserve	855	832
Accrued sales and use tax	303	488
Accrued project costs	211	559
Other accrued expenses	632	514
	$3,694	$3,955

Note (8)   Related Party Transactions

In the quarter ended March 31, 2009, the Company recorded a related party sale to a principal shareholder of ten MobileMaxPure® units, recognizing revenue of $597,000 in the quarter ended March 31, 2009.  This principal shareholder joined the Board of Directors of the Company on February 21, 2008.  The amount of recognized revenue was equal to the cost of the units.  The excess amount of $426,000 that was paid to the Company for these units was classified under Additional Paid in Capital as a contribution.  The Company recorded a related party sale to The Quercus Trust for ten Mobile MaxPure® units, recognizing revenue of $775,000 in the quarter ended March 31, 2008.

In the quarter ended March 31, 2009, the Company recorded a related party sale to the Company’s former CEO and Chairman of third party solar panels from inventory, in the amount of $126,000.

On June 20, 2008, Emcore Corporation (“EMCORE”) entered into an agreement to sell 2,000,000 shares of Series D Preferred Stock and warrants to purchase 200,000 shares of Series D stock to The Quercus Trust, the principal shareholder of the Company. The sale was concluded on July 22, 2008.

On January 8, 2009, EMCORE sold an additional 1,446,428 shares of Series D Preferred Stock and warrants to purchase 152,523 shares of Series D stock to The Quercus Trust.

On January 20, 2009, EMCORE sold its remaining 1,446,429 shares of Series D Preferred Stock and warrants to purchase 152,522 shares of Series D stock to The Quercus Trust. Pursuant to EMCORE’s January 20, 2009 filing with the Securities and Exchange Commission this sale completed the divestiture of all of EMCORE’s equity interest in the Company.

Transactions between the Company and The Quercus Trust or its trustee, David Gelbaum, are considered related party transactions. Under the terms of our Related Party Transaction Policy and Procedures, transactions with related parties requiring disclosure under United States securities laws require prior approval of (a) the Board of Directors and the Audit

Committee (acting in each case by a majority of the directors then in office who have no material interest in a proposed related party transaction) or (b) the Board of Directors and a committee of not less than two independent directors appointed by the Board of Directors who have no interest in the proposed related party transaction being considered (a “Special Committee”).

The Board of Directors and either the Audit Committee or a Special Committee will review the material facts of all related party transactions that require approval in accordance with the Company’s policy and either approve or disapprove of the entry into the related party transaction. In determining whether to approve a related party transaction, the Board of Directors, the Audit Committee and the Special Committee, as applicable, will take into account, among other factors each deems appropriate, whether the related party transaction is on terms no less favorable than terms generally available from an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction.

Note (9)   Convertible Preferred Stock

As of March 31, 2009, the Company had 611,111 shares of Series B 7% Convertible Preferred Stock and 4,892,857 shares of Series D Convertible Preferred Stock and 505,044 warrants to purchase shares of Series D stock outstanding.

Series B Convertible Preferred Stock

In 2000, the Company issued 611,111 shares of Series B 7% three-year Convertible Preferred Stock at $0.90 per share. The Series B Preferred Stock proceeds were intended to be used by the Company for the initial operating requirements of WorldWater (Phils) Inc., the Company’s Philippine subsidiary. Until September 2003, the Series B Preferred Stock was convertible either into 10% of WorldWater (Phils) Inc. or into 611,111 common shares of the Company.

It is the Company’s position that the holder of these preferred shares failed to convert to shares of the Company’s common stock in accordance with the terms of issuance, and that the preferred shares expired on September 8, 2003. It is the Company’s position that the obligations for the payment of dividends on such shares also terminated on that date. As of March 31, 2009, the Company continues to be engaged in negotiations with the holder of the Series B preferred shares to resolve the disputed terms of conversion.

Series C 6% Convertible Redeemable Preferred Stock

On June 30, 2006, the Company issued 750,000 shares of Series C 6% Convertible Preferred Stock at $1.00 per share.  The Series C 6% Convertible Preferred Stock proceeds were used to fund: (i) a $500,000 payment made to ENTECH to secure a binding letter of intent allowing the Company the opportunity to conduct due diligence for the proposed acquisition of all of the common shares of ENTECH by the Company or an affiliate; and (ii) due diligence expenses directly incurred in connection with the proposed acquisition.  Dividends on the Series C 6% Convertible Preferred Stock accrue at the annual rate of 6% and are payable monthly.  There were no dividends payable at March 31, 2009.

The Series C 6% Convertible Preferred Stock was convertible on an “all or none” basis, until January 1, 2009 into either: (i) each holder’s proportionate share of a 6.5% interest in the ENTECH subsidiary if notice of conversion was provided by May 27, 2008, or (ii) common stock of the Company if notice of conversion is provided before January 1, 2009.  The conversion price to be used for conversions into the Company’s common stock was $0.39 per share of common stock.  Three Series C stockholders timely elected to convert a total of 170,000 shares of Series C Preferred Stock into shares of our ENTECH subsidiary.  As a result, the Company owns 98.53% of ENTECH’s common stock and the three former stockholders of our Series C 6% Convertible Preferred Stock collectively own 1.47% of ENTECH’s common stock.

Series D Convertible Redeemable Preferred Stock

On November 30, 2006, the Company issued a press release announcing the entry into three agreements with EMCORE, involving EMCORE’s agreement to purchase up to 26.5% of the Company’s equity on a fully-diluted basis in exchange for $18 million. The three agreements entered into on November 29, 2006, were an Investment Agreement (the “Investment Agreement”), a Registration Rights Agreement (the “Registration Right Agreement”) and a Letter Agreement (the “Letter Agreement”, and together with the Investment Agreement and Registration Rights Agreement, the “Agreements”). The Boards of Directors of EMCORE and the Company each approved the Agreements.

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

On November 29, 2006, EMCORE invested $13.5 million in the Company, representing the first tranche of its $18 million investment, in return for which the Company issued to EMCORE (i) four million, eight hundred and ninety two thousand, eight hundred and fifty seven (4,892,857) shares of Series D Convertible Preferred Stock and (ii) warrants (the “Tranche A Warrants”) to purchase five hundred and five thousand and forty-four (505,044) shares of Series D Stock.

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

On June 20, 2008, EMCORE announced it had agreed to sell 2,000,000 shares of Series D Preferred Stock and warrants to purchase 200,000 shares of Series D stock to The Quercus Trust, the principal shareholder of Entech Solar, Inc.

On January 8, 2009, EMCORE announced it had agreed to sell an additional 1,446,428 shares of Series D Preferred Stock and warrants to purchase 152,523 shares of Series D stock to The Quercus Trust.

On January 20, 2009, EMCORE announced it had agreed to sell its remaining 1,446,429 shares of Series D Preferred Stock and warrants to purchase 152,522 shares of Series D stock to The Quercus Trust. Pursuant to EMCORE’s January 20, 2009 filing with the Securities and Exchange Commission this sale completed the divestiture of all of EMCORE’s equity interest in the Company.

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

On November 29, 2006, the Company recorded a beneficial conversion on preferred stock dividends related to Series D Preferred Stock and Series D Preferred Stock Warrants, which needed to be recognized on the preferred shares of 4,892,857 and Preferred D warrants of 505,044. After calculating the intrinsic value, based on the relative fair values of the warrants and preferred stock, an adjustment of $4,066,796 was recorded as a preferred stock dividend. EITF 98-5 paragraph 8, indicates the following “For convertible preferred securities, any recorded discount resulting from allocation of proceeds to the beneficial conversion feature is analogous to a dividend and should be recognized as a return to the preferred shareholders using the effective yield method.” In the Company’s case, the discount was recognized as a Preferred Stock Dividend on the day of issuance since the earliest conversion date was immediately. The Company recorded a debit to Preferred Stock Dividend and a Credit to Additional Paid in Capital, which is in accordance with Case 1(a) of EITF 98-5.

The value of the warrants to purchase Series D Preferred Stock was calculated by converting them to their common share equivalents, then utilizing the Black-Scholes Method to arrive at a fair value. The amounts allocated to the preferred stock and warrants were equivalent to their relative fair values. In accordance with SFAS No. 150, the warrants were valued at their redemption amount of $1,393,827.

Liquidation Preference

Upon liquidation, holders of the Series D Convertible Redeemable Preferred Stock will be entitled to the greater of (1) a per share amount equal to the original purchase price plus any dividends accrued but not paid and (2) the amount that the holder would receive in respect of a share of Series D Convertible Redeemable Preferred Stock if immediately prior to dissolution and liquidation, all shares of Series D Convertible Redeemable Preferred Stock were converted into shares of common stock. The liquidation preference of Series D at March 31, 2009 is $13,500,000.

Note (10) Warrant Transactions

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

There were no new warrants issued in the first quarter of 2009.

Warrant transactions consisted of the following during the quarter ended March 31, 2009:

	Exercisable Warrants	Stock Price
Warrants outstanding as of December 31, 2008	48,873,730	$1.48
Exercise of warrants	(1,441,739)	0.20
Expiration of outstanding warrants	(2,606,917)	0.27
Warrants outstanding as of March 31, 2009	44,825,074	$1.59

Warrants outstanding expire as follows:

Year	Warrants Expiring		Stock Price
2009	1,280,414		$0.20
2011	3,254,460		0.29
2012	2,290,200		0.51
2013	38,000,000	*	1.82
	44,825,074		$1.59

* The Quercus Trust, owner of the 38,000,000 warrants referenced, has entered into an agreement with the Company in which the warrants will be cancelled subject to approval by a sufficient number of shareholders to modify the 1999 Company’s Incentive Stock Option Plan (“ISOP”), as amended.  The 38,000,000 warrants will be cancelled automatically on the date shareholders approve an increase in the number of shares issuable under the ISOP from 50,000,000 to 70,000,000.

Note (11)   Commitments and Guarantees

The Company’s commitments and guarantees for the remainder of 2009 and the years 2010 through 2013 and thereafter are estimated below:

(In thousands)	2009	2010	2011	2012	2013	Thereafter	Total
Employment obligations	$979	$1,168	$50	$—	$—	$—	$2,197
Renewable energy credit guarantee obligations	60	60	60	60	—	—	240
Operating lease payments	677	773	773	773	816	2,722	6,534
Total	$1,716	$2,001	$883	$833	$816	$2,722	$8,971

Operating Leases

Texas

        The Company’s executive office, manufacturing, and research and development facility is housed in a 71,000 square foot facility in Fort Worth, Texas. The facility is leased under an operating lease that commenced March 7, 2008, for a period of ten (10) years expiring in 2018.

        The Company also occupies a building in Keller, Texas. This building is leased under an operating lease expiring June 30, 2009.

New Jersey

        The Company occupies a 30,000 square foot site located at 200 Ludlow Drive, Ewing, New Jersey. The facility is leased under an operating lease commencing July 1, 2007, and expiring June 30, 2015.

California

        In September 2005, the Company acquired Quantum Energy Group in Applegate, California which included the transfer of their five-year lease expiring April 30, 2009.  The Company ended the lease and vacated the premises as of April 30, 2009.

        In December 2007, the Company opened a sales office in Poway, California under a two-year lease expiring December 24, 2009.

Employment Agreements

Upon the closing of the ENTECH acquisition, the Company entered into employment agreements with five ENTECH employees that provide for base compensation ranging between $79,284 and $196,248. Each of the five ENTECH employees also received options to purchase 300,000 shares of the Company’s common stock. As additional compensation, four of such ENTECH employees are entitled to an amount calculated as 0.2% of ENTECH’s gross revenues determined in accordance with accounting principles generally accepted in the United States until the accumulated total of such additional compensation paid by the Company to each of them equals $1,000,000. As of March 31, 2009, no additional compensation was earned.

On March 18, 2008, the Company entered into an Executive Employment Agreement (the “Agreement”) with Robert A. Gunther, the Company’s Senior Vice President and General Counsel. The Agreement provided for a three-year term and an annual base salary of $200,000. Mr. Gunther received options to purchase 300,000 shares of the Company’s common stock under the terms of the Company’s 1999 Incentive Stock Option Plan. Options to purchase 50,000 shares of common stock vested on July 7, 2008 and the balance vest in 30 equal monthly installments commencing August 2008 and continuing in each of the subsequent 29 months.  In connection with the Company’s restructuring efforts and relocation of its headquarters, Mr. Gunther left the Company on May 1, 2009.

On February 5, 2007 the Company entered into an employment agreement with Dr. Frank W. Smith, Chief Executive Officer, with a term that expires February 4, 2010. The employment agreement provided for annual compensation of $200,000 and an initial grant of 600,000 stock options vesting over the term of the employment agreement.

On December 18, 2006, the Company entered into a five-year employment agreement with Mr. Quentin Kelly, former Chief Executive Officer, effective January 1, 2007. Adjusted compensation under the agreement is $250,000 annual salary and $1,200 per month auto allowance. Mr. Kelly participates in the Company’s “fringe benefits” including health coverage and the maintenance of a whole life policy. The benefits continue if employment is terminated without cause or by reason of death or disability to Mr. Kelly or his estate for the remaining term of the agreement or a period of 24 months, whichever is longer. Effective January 19, 2007, Mr. Kelly was granted 5,000,000 stock options at an exercise price of $0.40, fair market value at the date of the grant. These shares will vest twenty percent (20%) per year, with the first twenty percent (20%) vesting immediately upon the grant of the options and the remaining options vesting twenty percent (20%) per year on the annual anniversary of the initial grant.

The Company and Mr. Kelly amended his employment agreement on December 31, 2008 such that, upon Mr. Kelly’s termination from the Company, the total of Mr. Kelly’s cash severance payments was fixed at $888,000, he was eligible to receive 1,000,000 common shares of Company stock, and all outstanding stock options would vest immediately. In addition, the amended employment agreement allotted Mr. Kelly $225,000 of credit towards the purchase price of certain of the Company’s Mobile MaxPure® assets. Receipt of the amended severance compensation and the Mobile MaxPure® purchase price credit were subject to Mr. Kelly entering into a release of claims on terms satisfactory to the Company.

Mr. Kelly resigned from the Company on January 7, 2009 and the parties executed a Separation Agreement and General Release as of January 20, 2009. On March 6, 2009, Mr. Kelly and the Company closed on the sale to Mr. Kelly of substantially all of the Mobile MaxPure® assets and certain trademarks relating to the Company’s former names for $358,035. Mr. Kelly received the $225,000 purchase price credit and the parties agreed that the balance of the purchase price, $133,035, would be paid by Mr. Kelly through the reduction of Mr. Kelly’s cash severance payments.  Mr. Kelly will receive a severance payment of $29,000 in July 2009, with the balance of $457,000 to be paid in April 2010.  The amounts were accrued for at March 31, 2009, and included in Accounts Payable and Accrued Expenses and Severance Payable – Long-term, on the accompanying Condensed Consolidated Balance Sheets.

Note (12)   Contingencies

The Company is subject to various claims and suits from time to time in the ordinary course of its business. The Company is not aware of any pending or threatened litigation that could have a material adverse effect on the Company’s business, financial condition or results of operations.

Note (13)   Supplemental Disclosure of Cash Flow Information

(In thousands)	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Conversion of Series C 6% Convertible Redeemable Preferred Stock	$170	$—
Issuance of stock in lieu of Interest (non-cash)	—	77
Issuance of stock for services (non-cash)	—	13
Cash for interest	—	40
Conversion of note into convertible Preferred Series F	—	6
Issuance of common stock for acquisition of ENTECH	—	42,295
Issuance of series E convertible preferred stock for common stock	—	27,383
Accretion of preferred stock dividends	—	5

Note (14)   Subsequent Events

On April 2, 2009, the Company announced that, as a result of restructuring in the Company’s financial and accounting areas, the employment of Kent J. Van Houten as Chief Financial Officer and Vice President of Entech Solar, Inc. was terminated. It was also announced that Sandra J. Martin was appointed to Corporate Controller and Chief Accounting Officer for the Company.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements in this Management’s Discussion and Analysis and elsewhere in this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of the Securities Exchange Act of 1934 and the Securities Act of 1933, which are subject to risks, uncertainties and assumptions that are difficult to predict.  All statements in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. These forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include statements, among other things, concerning our business strategy, including anticipated trends and developments in and management plans for, our business and the markets in which we operate; future financial results, operating results, revenues, gross profit, operating expenses, products, projected costs and capital expenditures; research and development programs; sales and marketing initiatives; and competition. In some cases, you can identify these statements by forward-looking words, such as “estimate”, “expect”, “anticipate”, “project”, “plan”, “intend”, “believe”, “forecast”, “foresee”, “likely”, “may”, “should”, “goal”, “target”, “might”, “will”, “could”, “predict” and “continue”, the negative or plural of these words and other comparable terminology. Our forward-looking statements are only predictions based on our current expectations and our projections about future events. All forward-looking statements included in this Quarterly Report on Form 10-Q are based upon information available to us as of date hereof. You should not place undue reliance on these forward-looking statements. We undertake no obligation to update any of these forward-looking statements for any reason. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these statements. These factors include the matters discussed in the section entitled “Item 1A: Risk Factors” in Part II hereof and elsewhere in this Quarterly Report on Form 10-Q. You should carefully consider the risks and uncertainties described under this section.

OVERVIEW

Entech Solar has developed plans to become a leading provider of low-cost, distributed, concentrating solar energy systems, products, and services. We intend to design, manufacture, and install solar energy systems that provide electricity and thermal energy in commercial and industrial applications as well as in the public sector.

On January 28, 2008, we completed the acquisition of ENTECH, Inc. (“ENTECH”), a Fort Worth, Texas company which has operated for 25 years in the concentrating photovoltaic (“CPV”) industry. ENTECH has received development funding from and/or installed CPV systems for NASA, Sandia National Laboratories, Department of Energy, Department of Defense and major U.S. utilities and corporations.

In the first quarter of 2009, we exited the flat-plate solar installation business and suspended manufacturing start-up activities associated with first-generation CPV products.  Our primary business strategy is to develop new solar energy products and services based upon ENTECH CPV technology. The Company seeks to leverage the combined technologies of our legacy Engineering, Procurement, and Construction (“EPC”) business and the technologies obtained from the acquisition of ENTECH, Inc., to become a leading supplier of CPV energy solutions to industrial, commercial and public sector clients. The Company is developing next generation ENTECH CPV technology to improve our ThermaVolt and SolarVolt product lines as part of providing turnkey, vertically-integrated, and CPV energy solutions. We also expect to market ThermaVolt and SolarVolt as stand-alone products to solar integrators. The Company is focused on becoming a low-cost leader in the solar industry enabling customers to significantly reduce their current costs for electric and thermal energy. We are also focused on commercializing our skylight technologies to provide day-lighting solutions for customers.

Our target customers are end-users of energy who are interested in reducing their energy costs and the variability of their monthly electricity and natural gas cost due to the volatility associated with these utilities and other energy supplies. Entech Solar believes it can become a leading energy solutions supplier to industrial, commercial and public sector clients.

We do not expect to have significant revenues from operations during 2009 because our primary focus is to develop and commercialize our next-generation technology so that we are able to supply two renewable energy outputs, electricity and hot water, at competitive prices. The Company believes that providing both electricity and hot water will give customers an energy solution that is more efficient and cost-effective than purchasing stand-alone solar electric or solar thermal systems.

The Company believes that the long term prospects for solar technologies are very good in light of the volatile prices for non-renewable energy sources such as oil and natural gas, current and anticipated federal and state legislation regulating carbon emissions and the use of fossil fuels, and solar electric and solar thermal government incentives including the Renewable Energy Loan Program, Renewable Energy Manufacturing Investment Credit, and Solar on Federal Property, Schools and the Military program. The Company believes that we have the technology, skills and experience necessary to become a leading participant in the CPV industry.

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

REVENUE RECOGNITION

The Company has historically derived revenue primarily from fixed-price contracts through which the Company provides engineering, design, and procurement services, materials and equipment, and construction / installation services. Revenue is also generated through the sale of solar-related equipment and, to a lesser extent, from consulting projects and government-funded grants.

Contract revenues are recorded when there is persuasive evidence that a binding contractual arrangement exists, the price is fixed and determinable, the Company has commenced work on the project, and collectibility is reasonably assured.

Contract revenues are recognized using the percentage of completion method. The percentage of completion is calculated by dividing the direct labor and other direct costs incurred by the total estimated direct cost of the project. Contract value is defined as the total value of the contract, plus the value of approved change orders. Estimates of costs to complete are reviewed periodically and modified as required. Provisions are made for the full amount of anticipated losses, on a contract-by-contract basis. These loss provisions are established in the period in which the losses are first determined. Changes in estimates are also reflected in the period they become known. The Company maintains all risks and rewards associated with billing and collection.

Revenues from equipment sales containing acceptance provisions are recognized upon customer acceptance. Cash payments received in advance of product or service revenue are recorded as customer deposits.

Revenues from consulting projects are recognized as services are rendered. Grant revenues are recognized when received, or if based on entitlement periods, when entitlement occurs.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the data we used to calculate the allowance provided for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected. In recording any additional allowances, a respective charge against income is reflected in the general and administrative expenses, and would reduce the operating results in the period in which the increase is recorded.   As of March 31, 2009, the allowance for doubtful accounts aggregated $1,112,000.  During the first quarter, the Company recorded an adjustment to its allowance for doubtful accounts of $980,000 based on a customer’s inability to make required contractual payments, because of its lack of financing.

SHARE-BASED COMPENSATION

The Company has adopted SFAS No. 123R, “Share-Based Payment,” which requires all companies to measure and recognize compensation expense at fair value for all stock-based payments to employees and directors.

The Company uses the binomial option-pricing model to estimate fair value of grants of employee and director stock options, with the following weighted average assumptions:

	Three Months Ended
Assumptions for Option Grants	March 31, 2009
Risk-free interest rate	1.35%
Volatility	105%
Expected dividend yield	—
Expected term	3.7	yrs
Estimated forfeiture rate	17%

No share-based compensation was issued during the quarter ended March 31, 2008.

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

Compensation expense for the quarter ended March 31, 2009 was $1,205,668, as compared to $116,075 in the same period of 2008. This expense is presented as part of the operating results in marketing, general and administrative expenses.

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

The Company follows the provision of SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires an annual impairment test for goodwill and intangible assets with indefinite lives. Under SFAS No. 142, the first step of the impairment test requires that the Company determine the fair value of each reporting unit, and compare the fair value to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform a second more detailed impairment assessment. The second impairment assessment involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify a potential impairment charge as of the assessment date.

Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the periods over which cash flows will occur, and determination of the Company’s weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. The Company will perform its annual impairment test on December 31, each year, unless triggering events occur that would cause us to test for impairment at interim periods.  The Company indefinitely suspended manufacturing legacy ENTECH products during the first quarter of 2009, which was a triggering event and caused the Company to test for impairment at March 31, 2009.   At March 31, 2009, no impairment of goodwill was identified.

OTHER INTANGIBLE ASSETS

Our condensed consolidated balance sheet includes intangible assets which affect the amount of future period amortization expense and possible impairment expense that we will incur. Management’s judgments regarding the existence of impairment indicators are based on various factors, including market conditions and operational performance of our business. The intangible assets are amortizable over a period ranging from 9 to 13 years. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. We test our intangible assets for impairment, at least annually. This test is usually conducted in December of each year in connection with the annual budgeting and forecast process. Also, on a quarterly basis, we evaluate whether events have occurred that would negatively impact the realizable value of our intangibles.  The Company indefinitely suspended manufacturing legacy ENTECH products during the first quarter of 2009, which was a triggering event and caused the Company to test for impairment at March 31, 2009.   As of March 31, 2009, no impairment of intangible assets was indentified.

RESULTS OF OPERATIONS—QUARTER ENDED MARCH 31, 2009 (Amounts are rounded to the nearest thousand)

In general, as a result of winding down sales of our legacy products and the suspension of manufacturing during the first quarter of 2009, our results of operation for the first quarter of 2009 are not comparable with prior periods.

Contract Revenue.  Contract revenue for the quarter ended March 31, 2009 amounted to $1,097,000 as compared to $8,229,000 in the same period in 2008. One airport contract in California and one municipal contract in New Jersey accounted for 84% of the first quarter contract revenue, with amounts totaling $643,000 and $274,000; respectively. All contract revenue was generated by domestic projects.

Revenue — Related Party.   Contract revenue — related party for the quarter ended March 31, 2009, amounted to $597,000, and related to a sale of 10 MobileMaxPure® units to a principal shareholder. Contract Revenue — Related Party of $775,000, to the same principal shareholder, was recorded in the first quarter of 2008.

Revenue — Related Party — Former Chairman.   Contract revenue — related party - former chairman for the quarter ended March 31, 2009, amounted to $126,000, and related to a sale of solar panels to the Company’s former CEO and Chairman. There was no contract revenue of this nature recorded in the first quarter of 2008.

Revenue — Equipment.   Revenue — equipment for the quarter ended March 31, 2009, amounted to $143,000, and consisted mainly of the resale of third-party solar panels from inventory. There was no equipment sales recorded in the first quarter of 2008.

Cost of Contract Revenue.  Cost of contract revenue consists primarily of third party construction and installation expense, materials and supplies required for construction and component equipment, including solar panels, solar array, inverters, variable speed drives and meters.

Cost of Revenue — Related Party.  Cost of contract revenue — related party consists primarily of third party assembly and installation expense, materials and supplies required for construction and component equipment, including solar panels, solar array, inverters, variable speed drives and meters.

Cost of Revenue — Equipment.  Cost of contract revenue — equipment consists primarily of component equipment, including solar panels, solar array, inverters, variable speed drives and meters.

Cost of Revenue — Manufacturing Operations Impairment.  Cost of revenue — manufacturing operations impairment consists of impairment to manufacturing equipment recorded in the amount of $4,100,000, an impairment to leasehold improvements at our manufacturing facility in the amount of  $346,000, and an inventory write-down of $2,312,000 subsequent to the Company’s announcement that it has indefinitely suspended manufacturing as of March 30, 2009.

Gross Profit (Loss) on Contracts.  The Company generated a gross profit on contracts totaling $270,000, in the first quarter of 2009, as compared to the first quarter 2008, which generated a gross loss of $2,402,000 in the first quarter 2008.

Gross Profit (Loss) — Related Party — Former Chairman.  The Company generated a gross loss on related party — former chairman, totaling $16,000 in the first quarter of 2009. There was no related party — former chairman contracts in the first quarter of 2008.

Gross Profit (Loss) — Equipment.  The Company generated a gross profit on the sale of equipment, totaling $46,000 in the first quarter of 2009. There were no equipment sales in the first quarter of 2008.

Marketing, General and Administrative Expenses.  Marketing, general and administrative expenses (MG&A) for the quarter ended March 31, 2009, amount to $9,445,000, compared to $5,204,000 in the first quarter 2008, an increase of $4,241,000. The increased expense resulted primarily from:

Wages and benefits increased $944,000 mainly due to a first quarter severance accrual of $716,000, of which $486,000 relates to an accrual for the Company’s former CEO and Chairman.

Stock expense was up $1,090,000 due to the fact that no options were issued in first quarter 2008.

The Company recorded $980,000 reserve for doubtful accounts based on a customer’s inability to make required contractual payments.

The Company recorded an impairment charge on leasehold improvements for the Company’s Ewing, New Jersey facility in the first quarter 2009 in the amount of $349,000.  This impairment was recorded to reflect the Company’s current under-utilization of this facility.

Shop supplies increased $276,000 due to the 2008 acquisition.

Amortization costs were up $208,000 due to the 2008 acquisition; rent expense was up $81,000 due to the Fort Worth operation not moving into their new plant until after the first quarter of 2008; and an additional $313,000 increase in expenses is spread among a variety of accounts.

Research and Development Expense.  Research and development expense consists primarily of salary expense for internal personnel, and related personnel costs, as well as prototype costs incurred to improve the design of the Company’s installations, and expand the Company’s product line. Research and development are critical to the Company’s strategic objectives of enhancing its technology to meet the requirements of its targeted customers. The Company expects to increase its current level of expenditure for research and development on a going-forward basis. Research and development expenses incurred in the quarter ended March 31, 2009 totaled $211,000, as compared to $41,000 in the first quarter of 2008.

Loss from Operations.  In the quarter ended March 31, 2009, the Company incurred a loss from operations of $16,114,000, an increase of $8,569,000 over the $7,545,000 loss during the same period in 2008.  The increased loss is primarily due to the increase in MG&A, non-cash impairment charges on fixed assets, and our inventory write-down at the Fort Worth plant, all of which are discussed in detail above.

Net Loss.  In the quarter ended March 31, 2009, the Company incurred a net loss of $16,090,000, an increase of $8,814,000 over the $7,276,000 loss for the comparable quarter in 2008. The increased loss is primarily due to the increased loss from operations of $8,569,000, along with the $277,000 decline in interest income. Both of which are described in detail above.

Cash Flows from Operating Activities

(in thousands)	2009	2008
Net Cash Used in Operating Activities	$(3,861)	$(9,620)

In the three months ended March 31, 2009, the Company had a decrease in net cash used in operating activities of $5,759,000 in a period when the Company had an increase in net loss of $8,814,000. These changes in working capital items relate mainly to the significant collection of outstanding Letters of Credit, along with the write off of inventory. An analysis of the increased loss is above in the RESULTS OF OPERATIONS discussion. Below is a reconciliation of the increase in net cash used in operating activities.

Increases (decreases) in non-cash charges:
Beneficial Conversion and Warrant Amortization	$(32)
Stock-based employee compensation cost	1,090
Amortization of intangibles and loan origination costs	198
Issuance of stock for services	(13)
Issuance of stock in lieu of interest	(77)
Depreciation	35
Accrued losses on contracts	346
Provision for doubtful accounts	940
Manufacturing operations impairment	6,758
Other	291
9,536
Changes in timing of cash receipts and disbursements related to working capital items	5,037
14,573
Change in net loss - 2009 compared to 2008	(8,814)
Decrease in net cash used in operating activities	$5,759

Cash Flows from Investing Activities

(in thousands)	2009	2008
Net Cash Provided by (Used in) Investing Activities	$—	$(4,071)

In the three months ended March 31, 2008, investing activities included the purchase of and advances to ENTECH, Inc., in addition to the purchase of equipment and leasehold improvements.

Cash Flows from Financing Activities

(in thousands)	2009	2008
Net Cash Provided By Financing Activities	$590	$36,171

In the three months ended March 31, 2009, net cash provided from financing activities included proceeds from a related party contribution for the sale of ten Mobile Max units.  In the three months ended March 31, 2008, net cash provided from financing activities including proceeds from the issuance of common stock private sales and the exercise of warrants and stock options. The Company accounts for the issuance of warrants and other derivative securities using the fair value method. The fair value of warrants issued is calculated using the Black-Scholes pricing model.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2009, the Company’s current ratio was 2.31, with working capital of $7.3 million, and cash and cash equivalents of $8.9 million, as compared to December 31, 2008 with a current ratio of 3.12, working capital of $15.5 million, and cash and cash equivalents of $12.2 million.

The Company has historically financed operations and met capital expenditures requirements primarily through issuance of capital stock and borrowings and through solar system equipment sales.

On March 13, 2009, the Company announced that it intends to effect a $3 million common stock rights offering to its shareholders in order to raise equity capital for general corporate and working capital purposes. The rights are expected to have an exercise price of $0.1615 per share, which is equal to 85% of the closing price per share for the common stock on March 12, 2009. The Quercus Trust, the largest beneficial owner of Entech Solar’s common stock, has agreed to purchase up to $764,000 of shares that may not be subscribed through the exercise of right by other shareholders.  This commitment is in addition to The Quercus Trust’s purchase of $1,236,000 of shares which it will have the right to purchase due to its current share holdings in the Company. A record date for the rights offering has not been determined.

Presently, with no further financing, we currently anticipates that the Company will likely expend all cash resources in late third quarter or early fourth quarter 2009. If we are unable to raise additional financing, we could be required to reduce our spending plans, reduce our workforce further, license to others products or technologies that we would otherwise seek to commercialize ourselves and sell certain assets. There can be no assurance that we will obtain financing, on terms acceptable to us.

The consolidated financial statements are presented on the basis that we will continue as a going concern. The going concern concept contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company’s recurring losses and negative cash flows from operations raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to continue to raise funds through the sale of capital stock and/or additional borrowings. However, there can be no assurance that the Company will be successful in these efforts. The consolidated financial statements do not include any adjustments that might result from the outcome of this going concern uncertainty.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2008, the Financial Accounting Standards Board (“FASB”) ratified the consensus reached on Emerging Issues Task Force (“EITF”) Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF No. 07-05”). EITF No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. EITF No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption for an existing instrument is not permitted. The adoption of this statement did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

In May 2008, FASB issued FASB Staff Position (FSP) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1), which clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.  Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  FSP APB 14-1 was effective for the Company January 1, 2009.  The adoption of this statement did not have a material impact on the Company’s March 31, 2009 Condensed Consolidated Financial Statements.

ITEM 3.                                                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT ENTECH SOLAR’S MARKET RISK

The Company is exposed to certain market risks arising from transactions it has entered into in the normal course of business. These risks primarily relate to fluctuations in commodity prices.

Foreign Currency Transaction Risk

Entech Solar does not believe it is exposed to foreign currency exchange risk because all of its sales and purchases are denominated in United States dollars.

Commodity Price Risk

Entech Solar is subject to market risk from fluctuating market prices of certain raw materials. While such materials are typically available from numerous suppliers, commodity raw materials are subject to price fluctuations. Entech Solar endeavors to recoup these price increases from its customers on an individual contract basis to avoid operating margin erosion. Entech Solar has historically not entered into any contracts to hedge its commodity risk although it may do so in the future. Commodity price changes can have a material impact on Entech Solar’s prospective earnings and cash flows.

ITEM 4.                    CONTROLS AND PROCEDURES

The Company has established controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.  The Company’s management, with the participation of our Chief Executive Officer and Chief Accounting Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report (the “Evaluation Date”).  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based on such evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective at a reasonable assurance level.

No changes in the Company’s internal control over financial reporting have occurred during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.                 LEGAL PROCEEDINGS

Although Entech Solar is involved in litigation from time to time incidental to its business, it is not presently a party to any other legal proceeding, the adverse determination of which, either individually or in the aggregate, is expected to have a material adverse affect on the Company’s business or financial condition.

ITEM 1a.           RISK FACTORS

You should carefully consider the following risks and all of the other information set forth in this Form 10-Q and the Form 10-K for the year ended December 31, 2008 before deciding to invest in shares of our common stock. The risks described below are not the only ones facing our Company. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations.

If any of the following risks actually occurs, our business, financial condition or results of operations would likely suffer. In such case, the market price of our common stock would likely decline due to the occurrence of any of these risks, and you may lose all or part of your investment.

Risks Related to Financing Our Operations

The Company has historically incurred losses and these losses may continue in the future.

Since 1997, the Company has not been profitable. In the three months ended March 31, 2009, we sustained losses from operating activities of $16,114,000, and our accumulated deficit as of March 31, 2009 was $124,851,000. Future losses are likely to occur. Accordingly, we may experience significant liquidity and cash flow problems and additional operating losses if we are not able to raise additional capital as needed and on acceptable terms and, in such event, our operations may be reduced or curtailed.

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

The Company’s use of funds to merge with ENTECH may not result in the anticipated return on investment due to challenges associated with integrating the companies and other factors.

The success of the acquisition of ENTECH will depend, in part, on the success of management of the combined company in integrating the operations, technologies, business, financial accounting systems and personnel of the two companies. The inability of the combined company to meet the challenges involved in integrating successfully the operations of ENTECH into the Company or otherwise to realize any of the anticipated benefits of the acquisition could seriously harm the combined company’s results of operations. To further the integration of ENTECH, the Company re-located its principal place of business from New Jersey to ENTECH’s location in Texas. However, the overall integration of the companies may result in unanticipated operations’ problems, expenses, liabilities and diversion of management’s attention. The challenges involved in integration include:

•                  coordinating and integrating sales and marketing functions;

•                  demonstrating to the combined company’s customers that the acquisition will not result in adverse changes in the business focus or the quality of the products and services previously provided by each company;

•                  assimilating the personnel of both companies and integrating the business cultures of both companies;

•                  consolidating corporate and administrative infrastructure and eliminating duplicative operations; and

•                  maintaining employee morale and motivation.

Our plans for growth may lead the Company to make acquisitions of other companies or investments in joint ventures with other companies and such acquisitions or investments could adversely affect our operating results, dilute our stockholders’ equity, or cause us to incur additional debt or assume contingent liabilities.

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

Recent economic difficulties in the United States credit markets and certain international markets have led to a period of slowing economic growth or decline in some or all of the markets in which we operate. A sustained economic recovery is uncertain. A recession or even the risk of a potential recession may be sufficient reason for customers to delay, defer or cancel purchase decisions, including decisions previously made. This risk is magnified for capital goods purchases such as the solar cell products we intend to supply. Although we believe that the anticipated higher operating efficiency and lower total cost of ownership will support customers using and purchasing our equipment, lower sales could materially affect our revenues and prevent us from achieving profitable operations or from obtaining adequate additional financing. As a result, we may be forced to reduce or curtail operations.

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

The Quercus Trust owns a significant number of shares of our common stock. David Gelbaum, co-trustee of The Quercus Trust, serves as the Company’s Chairman of the Board of Directors, and The Quercus Trust has appointed a majority of the members of our Board.

As of April 8, 2009, The Quercus Trust beneficially owned 102,784,561 shares of our common stock, or approximately 35.2%, of our common stock. David Gelbaum, our Chairman of the Board, is the co-trustee of The Quercus Trust. Pursuant to rights available to The Quercus Trust as the holder of the Company’s Series D and Series F Convertible Preferred Stock, The Quercus Trust also appointed Messrs. Anthony, Corsell, and Worenklein as members of our Board, giving The Quercus Trust majority control of the Board. The Quercus Trust currently has the ability to exert substantial influence over the outcome of all corporate actions requiring stockholder approval, including the election of directors, amendments to our Certificate of Incorporation and approval of significant corporate transactions. As long as The Quercus Trust owns such a significant percentage of our common stock and maintains majority control of the Board, our other stockholders may be unable to affect or change the management or the direction of our Company without the support of The Quercus Trust.

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

Our business plan relies heavily on attracting and retaining industry specialists with extensive technical and industry experience and existing relationships with many industry participants. The markets for many of our experienced employees including electrical, mechanical, and optical engineers are extremely competitive. The sale of our products, and the future development and enhancement of our products, will be limited if we are not successful in our efforts to recruit and retain the personnel we need.

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

We rely on the registration of patents and trademarks and trade names, as well as on trade secret laws and confidentiality agreements with our employees, vendors, and partners to protect our intellectual property rights. We may in the future need to expend significant resources to protect and enforce our intellectual property rights.

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

We have recently expanded our manufacturing facilities. As we build additional facilities or add to existing facilities our fixed costs will increase. If the demand for our solar power products or our production output decreases, we may not be able to spread a significant amount of our fixed costs over the production volume, thereby increasing our per unit fixed cost, which would have a negative impact on our financial condition and results of operations.

We depend on a limited number of suppliers of components for our systems, and any delay in supply could affect our ability to fill orders.

We currently purchase parts and materials from a limited number of suppliers. We have in the past been, and may in the future be, dependent on any single supplier or group of suppliers of components for our systems and products.  The inability to obtain certain components on a timely basis would limit our ability to complete projects or manufacture products in a timely manner.

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

We intend to act as the general contractor for our customers in connection with the installation of our solar power systems. Costs will be estimated at the time of entering into the sales contract for a particular project.  To the extent possible, these costs will be reflected in the overall price that we charge our customers for the project. These cost estimates are preliminary and may or may not be covered by contracts between us or the other project developers, subcontractors, suppliers and other parties to the project. In addition, we may require qualified, licensed subcontractors to install most of our systems. Shortages of such skilled labor could significantly delay a project or otherwise increase our costs. Should miscalculations in planning a project or defective or late execution occur, we may not achieve our expected margins or cover our costs. Also, some customers may require performance bonds issued by a bonding agency. Due to the general performance risk inherent in construction activities, it has become increasingly difficult recently to secure suitable bonding agencies willing to provide performance bonding. In the event we are unable to obtain bonding, we may be unable to bid on, or enter into, sales contracts requiring such bonding.

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

The Company may enter into fixed-price contracts with customers which may result in the Company recording transactions which prove unprofitable or perform below the Company’s financial goals.

The Company may negotiate fixed-priced contracts with customers. The development and installation of technologies still in their infancy will likely make it difficult for the Company to estimate delivery times accurately or price its products and services in a profitable manner. When establishing prices for fixed-price contracts, the Company may not fully appreciate these risks. Additionally, the Company’s ability to procure a profit from fixed-price arrangements will depend in part on the availability, productivity and skill-set of the labor market as well as on third-party suppliers of raw materials and subcontractor pricing and performance.

We may be subject to unexpected warranty expense; if we are subject to warranty and product liability claims, such claims could adversely affect our business and results of operations.

The possibility of future product failures could cause us to incur substantial expense to repair or replace defective products or installations. We have agreed to indemnify our customers and our distributors in some circumstances against liability from defects in our solar systems. A successful indemnification claim against us could require us to make significant damage payments, which would negatively affect our financial results.

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

We have recently expanded our manufacturing facilities. As we build additional facilities or add to existing facilities our fixed costs will increase. If the demand for our solar power products or our production output decreases, we may not be able to spread a significant amount of our fixed costs over the production volume, thereby increasing our per unit fixed cost, which would have a negative impact on our financial condition and results of operations.

Suspension of manufacturing operations may result in write downs of assets, adversely affecting our profitability.

The company recently decided to suspend manufacturing of its legacy ENTECH CPV products.  This decision has resulted in a write-down of fixed assets and inventory.  This decision and possible future similar decisions may result in additional write downs of assets that will adversely affect our profitability.

The Company’s success depends in part upon its ability to develop manufacturing processes consistent with producing product at high quality and high yield.

In order to successfully commercialize its technology, the Company needs to install, fit-up, and qualify custom-designed and fabricated equipment as well as commercially available equipment. Once the equipment is operational, the Company then needs to develop processes to fabricate the Entech products. Processes may encompass activities such as die attach, lead attach, encapsulation, testing, and others. These processes need to result in high yields in order to meet cost targets and with high quality to meet certification and warranty lifetime. As with any complex product, processes may interact and may have narrow or wide process latitude depending upon the product design and implementation. If the manufacturing processes cannot be developed to pre-established criteria, this may delay the introduction of new products to market or may limit the general availability of the products. In addition, delays in completing and achieving the required manufacturing processes may adversely affect product development schedules, delay contract signing and revenue recognition, and could have a material adverse effect on the business.

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

If we fail to develop or maintain our relationships with our limited number of suppliers, we may be unable to manufacture our products in a timely or cost competitive manner, which could prevent us from making sales and delivering our products to our customers within required timeframes and we may experience order cancellation and loss of market share. To the extent the processes that our suppliers use to manufacture components are proprietary; we may be unable to obtain comparable components from alternative suppliers. The failure of a supplier to supply components in a timely manner, or to supply components that meet our quality, quantity and cost requirements, could impair our ability to manufacture our products, increase our costs as a result of locating substitute suppliers or expose the Company to potential claims from purchasers. If we cannot obtain substitute materials on a timely basis or on acceptable terms, we could be prevented from delivering our products to our customers within required timeframes, which could result in installation delays, cancellations, liquidated damages and loss of market share, any of which could have a material adverse effect on our business and results of operations.

The Company’s products include complex solar technology which is subject to operational risks.

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

The Company’s success depends in part upon its ability to achieve certification of its products.

In order to successfully commercialize its technology, the Company needs to certify its products to meet a number of US and international standards. The certifications require that the products satisfy a number of safety, quality, and reliability criteria. If our current product designs and workmanship quality do not meet these criteria, then the products will need to be re-designed, if possible, in order to become compliant with the applicable standards. If the product cannot be re-designed or the Company believes that it is not cost effective to do so, then the product will not be sold widely. In addition, delays in completing and achieving the required certifications may adversely affect product development schedules, delay contract signing and revenue recognition, and could have a material adverse effect on the business.

In addition, achieving certification does not guarantee the product will meet performance or reliability requirements in actual use conditions.  To the extent the certification testing fails to detect performance or reliability issues, the product may not perform as expected.  If the product does not perform to performance or reliability expectations, such problems and the cost to remedy the problems could have a material adverse effect on the business.

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

Many of our competitors are likely to have far greater financial resources, more experienced marketing organizations and a greater number of employees than we do. We may not be successful in competing with these competitors for new customers or in retaining existing customers. Factors affecting competition include timely delivery of products and services, reputation, manufacturing capabilities, price, performance and dependability. Our results of operations will likely suffer if we cannot compete with larger and better-capitalized companies.

ITEM 6.                    EXHIBITS

Exhibit Number	Description
31.1	Certification by the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification by the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*Included herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Entech Solar, Inc.

(Registrant)

By:	/s/ FRANK W. SMITH	Date: May 6, 2009
Frank W. Smith
Chief Executive Officer

By:	/s/ SANDRA J. MARTIN	Date: May 6, 2009
Sandra J. Martin
Chief Accounting Officer