Form 10-Q
period 2009-06-30
ENTECH SOLAR, INC.
filed 2009-08-10
CIK 811271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

Issuer’s telephone number (817) 224-3600

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

As of August 4, 2009, the Registrant had outstanding 239,389,869 shares of Common Stock, $0.001 par value outstanding.

ENTECH SOLAR, INC. AND SUBSIDIARIES

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

ENTECH SOLAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2009 AND DECEMBER 31, 2008

(In thousands, except share and per share data)

	June 30, 2009	December 31, 2008
	(UNAUDITED)	*
Assets

Current assets:
Cash and cash equivalents	$5,809	$12,169
Accounts receivable - trade (net of allowance of $321 and $155 at June 30, 2009 and December 31, 2008, respectively)	798	1,971
Rebates receivable	—	115
Inventory (net of reserve of $2,969 and $1,112 at June 30, 2009 and December 31, 2008, respectively)	744	3,664
Costs and estimated earnings/losses in excess of billings	35	2,613
Escrow funds relating to contract performance	50	1,339
Prepaid expenses and deposits	446	964
Total Current assets	7,882	22,835

Advances on machinery and equipment	—	2,285

Property and Equipment, net	3,163	5,969

Intangible and other assets
Other intangible assets, net	21,808	23,058
Goodwill	23,837	23,837
Other deposits	145	153
Total Assets	$56,835	$78,137

Liabilities, Convertible Redeemable Preferred Stock and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$2,784	$4,076
Customer deposits - related party	—	1,023
Renewable Energy Credit guarantee liability, current portion	60	60
Series D Preferred Stock Warrants	1,394	1,394
Billings in excess of costs and estimated earnings/losses	144	760
Total Current liabilities	4,382	7,313

Renewable Energy Credit guarantee liability, net of current portion	180	180
Total Liabilities	4,562	7,493

Convertible redeemable preferred stock
Series C convertible redeemable preferred stock	—	170
Series D convertible redeemable preferred stock	11,180	11,180
Total Convertible redeemable preferred stock	11,180	11,350

Stockholders' Equity
Preferred stock convertible $.01 par value authorized 10,000,000; 5,503,968 issued and outstanding:
Series B 7%- 611,111 shares liquidation preference $550,000	6	6
Common stock, $.001 par value; authorized 450,000,000; 238,417,737 and 236,420,779 issued at June 30, 2009 and December 31, 2008, respectively; 238,389,869 and 236,392,911 shares outstanding at June 30, 2009 and December 31, 2008, respectively	238	236
Additional paid-in capital	170,073	167,979
Accumulated deficit	(129,159)	(108,888)
Treasury stock, 27,868 shares, at cost, as of June 30, 2009 and December 31, 2008, respectively	(39)	(39)
Noncontrolling Interest	(26)	—
Total Stockholders' Equity	41,093	59,294

Total Liabilities, Convertible Redeemable Preferred Stock and Stockholders' Equity	$56,835	$78,137

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

* Derived from audited financial information

ENTECH SOLAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(UNAUDITED)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Contract	$149	$7,596	$1,247	$15,825
Equipment	1	—	144	—
Related party	—	—	597	775
Related party - Former Chairman	—	—	125	—
Total	150	7,596	2,113	16,600

Cost of Revenues:
Contract	(73)	10,522	752	21,153
Equipment	—	—	97	—
Related party	—	—	601	673
Related party - Former Chairman	—	—	142	—
Manufacturing operations impairment	212	—	6,968	—
Total	139	10,522	8,560	21,826

Gross Profit (Loss):
Contract	222	(2,926)	495	(5,328)
Equipment	1	—	47	—
Related party	—	—	(4)	102
Related party - Former Chairman	—	—	(17)	—
Manufacturing operations impairment	(212)	—	(6,968)	—
Total	11	(2,926)	(6,447)	(5,226)

Operating Expenses:
Selling, general and administrative expenses	2,011	4,803	10,468	9,490
Depreciation and amortization	719	735	1,459	1,252
Research and development expenses	1,680	57	2,175	98
Total Operating Expenses	4,410	5,595	14,102	10,840

Loss from Operations	(4,399)	(8,521)	(20,549)	(16,066)

Other income (expense)
Beneficial conversion and warrant amortization	—	(18)	—	(50)
Interest income	53	62	77	363
Other income (expense)	(32)	—	5	—
Total other income (expense), net	21	44	82	313
Net Loss	(4,378)	(8,477)	(20,467)	(15,753)
Net Loss attributable to noncontrolling interest	69	—	196	—
Net Loss attributable to Entech Solar, Inc.	(4,309)	(8,477)	(20,271)	(15,753)

Accretion of preferred stock dividends - Series C	—	(5)	—	(9)
Preferred stock dividends - Series F	—	(15,512)	—	(15,512)
Net Loss attributable to Entech Solar, Inc. Common Shareholders	$(4,309)	$(23,994)	$(20,271)	$(31,274)

Net Loss attributable to Entech Solar, Inc. per Common Share (Basic and Diluted)	$(0.02)	$(0.12)	$(0.09)	$(0.16)

Weighted Average Common Shares Outstanding used in Per Share Calculation (Basic and Diluted)	238,154	193,877	237,645	192,101

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

ENTECH SOLAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(In thousands)

(UNAUDITED)

	Six Months Ended June 30,
	2009	2008

Cash Flows from Operating Activities:
Net loss	$(20,467)	$(15,753)

Adjustments to reconcile net cash used in operating activities:
Beneficial conversion and warrant amortization	—	50
Share-based employee compensation cost	1,455	232
Amortization and depreciation	1,459	1,252
Issuance of stock for service	—	100
Issuance of stock in lieu of interest	—	77
Issuance of restricted stock	50	—
Manufacturing operations impairment	6,968	—
New Jersey leasehold impairment	349	—
Accrued losses on contracts	(100)	2,334
Loss on disposal of assets	38	—
Provision for doubtful accounts	106	—
Other	—	18
Changes in assets and liabilities:
Accounts receivable	1,060	7,140
Rebates receivable	115	954
Inventory	426	(3,135)
Letter of credit in connection with performance bond	1,289	(4,000)
Costs and estimated earnings/losses in excess of billings	2,578	(1,103)
Prepaid expenses and deposits	526	(1,099)
Accounts payable and other accrued expenses	(1,192)	(4,813)
Billings in excess of costs and estimated earnings/losses	(616)	961
Renewable energy credits guarantee liability	—	(30)
Customer deposits - related party	(1,023)	248
Net Cash (Used in) Operating Activities	(6,979)	(16,567)

Cash Flows from Investing Activities:
Sale (Purchases) of fixed assets, net	28	(2,385)
Advances on machinery & equipment - ENTECH	—	(1,397)
Acquisition of ENTECH, net of cash of $4.028 million	—	(3,409)
Net Cash Provided by (Used in) Investing Activities	28	(7,191)

Cash Flows from Financing Activities:
Proceeds from exercise of warrants and stock options	165	1,030
Proceeds from issuance of convertible preferred stock and warrants, net	—	29,640
Proceeds from issuance of promissory note	—	6,000
Proceeds from related party contribution	426	—
Payments on short-term debt	—	(223)
Net Cash Provided by Financing Activities	591	36,447

Net Increase in cash and cash equivalents	(6,360)	12,689

Cash and cash equivalents, Beginning of period	12,169	6,873

Cash and cash equivalents, End of period	$5,809	$19,562

Supplemental Disclosure:
Preferred Stock Dividends	$—	$15,522

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

ENTECH SOLAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2009

(In thousands)

(UNAUDITED)

	Entech Solar, Inc. Shareholders
					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated	Treasury		Noncontrolling
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Shares	Stock	Interest	Total
Balance, December 31, 2008	611	$6	236,420	$236	$167,979	$(108,888)	28	$(39)	$—	$59,294

Exercise of warrants	—	—	1,462	2	92	—	—	—	—	94
Exercise of options	—	—	258	—	71	—	—	—	—	71
Share-based employee compensation cost	—	—	—	—	1,455	—	—	—	—	1,455
Proceeds from related party contribution	—	—	—	—	426	—	—	—	—	426
Issuance of restricted stock	—	—	277	—	50	—	—	—	—	50
Series C convertible redeemable preferred stock converted to ENTECH Inc.(subsidiary of Entech Solar, Inc.), Common Shares	—	—	—	—	—	—	—	—	170	170

Net loss	—	—	—	—	—	(20,271)	—	—	(196)	(20,467)

Balance, June 30, 2009	611	$6	238,417	$238	$170,073	$(129,159)	28	$(39)	$(26)	$41,093

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

ENTECH SOLAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note (1)   Liquidity and Capital Resources

At June 30, 2009, Entech Solar, Inc.’s (“Entech Solar” or the “Company”) current ratio was 1.8 and working capital was $3.5 million compared to December 31, 2008, with a current ratio of 3.12 and working capital of $15.5 million.  As of June 30, 2009 the Company had $5.8 million in cash and cash equivalents compared to $12.2 million at December 31, 2008.  Net cash used in operating activities for the six months ended June 30, 2009 was $7.0 million compared to $16.6 million used in operations in the same period in 2008.  Net cash used in operating activities for the six months ended June 30, 2009 was primarily the result of the Company’s net loss of $20.5 million, offset by non-cash charges of $10.0 million consisting of share-based compensation costs ($1.5 million), amortization and depreciation expenses ($1.5 million), and manufacturing impairment charges ($7.0 million) and positive working capital changes.

During the six months ended June 30, 2009, there were $28,000 in investing activities compared to $7.2 million used in investing activities in the comparable period of 2008.  Net cash provided by financing activities in the six month ended June 30, 2009, totaled $0.6 million compared to $36.4 million in the comparable period of 2008.  The 2008 period primarily reflects proceeds from the issuance of convertible preferred stock and warrants to The Quercus Trust, the Company’s principal investor.

The Company has historically financed operations and met capital expenditures requirements primarily through issuances of capital stock and borrowings and through solar system equipment sales.  The Company is not currently marketing solar system equipment.

On March 13, 2009, the Company announced that it intends to effect a $3 million common stock rights offering to its shareholders in order to raise equity capital for product development and commercialization of its renewable energy technologies.  The Company subsequently filed a Form S-1 Registration Statement on July 15, 2009, increasing the size of the rights offering to $5 million.  The prospectus portion of the Registration Statement states that the Quercus Trust, the largest beneficial owner of Entech Solar’s common stock, has agreed to a backstop commitment of $2 million worth of shares being offered by the Company. The rights offering terms and record date will be established by the Company after the  S-1 Registration Statement is declared effective by the Securities and Exchange Commission.

If we are unable to raise additional financing, we may be required to reduce our spending plans, license to others products or technologies that we would otherwise seek to commercialize ourselves and/or  sell certain assets.  Presently, with no further financing, we will likely expend all cash resources by late in the third quarter or early in the fourth quarter of 2009. There can be no assurance that we will obtain financing on terms acceptable to us.

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

Note (2)   Nature of the Business

Entech Solar plans to become a leading developer of renewable energy technologies for the commercial and industrial markets.  The Company designs concentrating solar modules that provide both electricity and thermal energy as part of its ThermaVolt product line.  Entech Solar owns proprietary rights to a state-of-the-art tubular skylight that provides superior light output and optical efficiency that it believes will be attractive to purchasers for commercial and industrial green building purposes.

On January 28, 2008, we completed the acquisition of ENTECH, Inc. (“ENTECH”), a Fort Worth, Texas company which previously operated for 25 years in the concentrating photovoltaic (“CPV”) industry. ENTECH received development funding from and/or installed CPV systems for NASA, Sandia National Laboratories, Department of Energy, Department of Defense and major U.S. utilities and corporations.

In the first quarter of 2009, we transitioned from the flat-plate solar installation business and suspended manufacturing start-up activities associated with our first-generation CPV products.  During the six months ended June 30, 2009, we recorded a non-cash impairment charge totaling $7.0 million for manufacturing equipment, inventory and leasehold improvements directly related to our decision to suspend manufacturing at our Texas plant pending commercial production of our next generation CPV products.  Our primary business strategy is to develop new solar energy products and services based upon ENTECH CPV technology. The Company seeks to leverage the combined technologies of our legacy Engineering, Procurement, and Construction (“EPC”) business and the technologies obtained from the acquisition of ENTECH, to become a leading supplier of CPV energy solutions to industrial, commercial and public sector clients. The Company is developing next generation ENTECH CPV technology to improve our ThermaVolt and SolarVolt product lines as part of providing CPV energy solutions primarily as stand-alone products to solar integrators. The Company is focused on becoming a low-cost leader in the solar industry enabling customers to significantly reduce their current costs for electric and thermal energy. We are also focused on commercializing our skylight technologies to provide day-lighting solutions for customers.

Our target customers are end-users of energy who are interested in reducing their energy costs, environmental impact, and the variability of their monthly electricity and natural gas cost due to the volatility associated with these energy supplies. Entech Solar believes it can become a leading energy solutions supplier to industrial, commercial and public sector clients.

We do not expect to have significant revenues from operations during 2009 because our primary focus is to develop and commercialize our next-generation technology so that we are able to supply two renewable energy outputs, electricity and hot water, at competitive prices. The

Company believes that providing both electricity and hot water will give customers an energy solution that is more efficient and cost-effective than purchasing stand-alone solar electric and / or solar thermal systems.

The Company believes that the long term prospects for solar technologies are very good in light of the volatile prices for non-renewable energy sources such as oil and natural gas, current and anticipated federal and state legislation regulating carbon emissions and the use of fossil fuels, and solar electric and solar thermal government incentives. The Company believes that we have the technology, skills and experience necessary to become a leading participant in the CPV industry.

Since March 2009, the Company has been working to commercialize its patented tubular skylight as a possible means to diversify and grow our near-term revenues.

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

Effective January 1, 2009, we adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements.  Consolidated net income/loss should include the net income/loss for both the parent and the noncontrolling interest with disclosure of both amounts on the consolidated statement of income.  The calculation of earnings per share will continue to be based on income amounts attributable to the parent.  There was no noncontrolling interest prior to January 1, 2009 (See Note 9).

Quarterly Financial Information and Results of Operations

The financial statements as of June 30, 2009, are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2009, and the results of operations and cash flows for the six months then ended.  Especially in light of the Company’s current business plan described in Note (2) above and outlined in more detail in Item 1 of the Company’s 2008 Annual Report on Form 10-K, the results for the six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the entire year or any future period.  While management of the Company believes that the disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 including, without limitation, Item 1 of the Annual Report.

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

Fair Value of Financial Instruments

The carrying value of accounts receivable, accounts payable and accrued expenses and preferred stock warrants approximate their respective fair values because of their short-term nature.

Concentration of Credit Risk and Significant Customers

The Company holds cash and cash equivalents at two major financial institutions and invests all non-FDIC insured funds in government-backed U. S. Treasury bills. The Company had $3.6 million invested in U.S. Treasury bills at June 30, 2009.   Revenue for the three months ended  June 30, 2009 were from three commercial customers accounting for 100% compared to the same period of 2008 which were two commercial customers for 92%.  For the six months ending June 30, 2009 revenue was from three commercial customers accounting for 45% and a related party that accounted for 28%.  For the same period of 2008 there were two commercial customers that accounted for 88%.  With respect to accounts receivable as of June 30, 2009, 76% of the receivables were from one commercial customer and we have reserved 22% of the payment due from this customer.  Historically, the Company has not experienced material losses as a result of credit risks and / or significant customers.

Product Warranty

The Company provides for the estimated cost of product warranties at the time revenue is recognized.  The following table summarizes the activity regarding the Company’s warranty accrual (in thousands):

Balance, December 31, 2008	$832
Accruals for warranties issued during 2009	27
Utilization of warranty reserve during 2009	(10)
Balance, June 30, 2009	$849

The product warranty accrual is included in Accounts Payable and Accrued Expenses in the Company’s Condensed Consolidated Balance Sheets.

Revenue Recognition

The Company has historically derived revenue primarily from fixed-price contracts through which the Company provided engineering, procurement and design services, materials and equipment, and construction / installation services. Revenue has also been generated through the sale of solar-related equipment and, to a lesser extent, from consulting projects and government-funded grants.

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

The Company is not currently marketing any products or services and does not expect significant revenues until its next generation products are commercialized.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the data we used to calculate the allowance provided for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected. In recording any additional allowances, a respective charge against income is reflected in the selling, general and administrative expenses, and would reduce the operating results in the period in which the increase is recorded.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. The carrying amount of cash and cash equivalents approximates its fair value due to its short-term nature.

Inventory

Inventory is stated at the lower of cost or market determined by the First-In, First-Out (FIFO) method. Historically, inventory has consisted mainly of purchased system components. As of June 30, 2009, the Company’s inventory reserve was approximately $2,969,000, of which $2,800,000 was taken in the quarter ending March 31, 2009 and an additional $169,000 was taken in the three months ending June 30, 2009.  Of this total reserve, $2,494,000 relates to a 2009 non-cash impairment charge based on the Company’s decision to suspend indefinitely manufacturing operations in its Texas plant.  The remaining $475,000 relates to solar panels in inventory subsequent to the Company’s transition from the flat-plate project business and these panels are being sold at current market prices.

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

During the six months ended June 30, 2009, the Company recorded a non-cash impairment charge to Property and Equipment of $4,467,000 directly related to the Company’s first quarter decision to suspend indefinitely manufacturing in its Texas plant. No such charges were incurred for the same period of 2008.

During the period, the Company also recorded an impairment charge on leasehold improvements for the Company’s Ewing, New Jersey facility in the amount of approximately $349,000.  This impairment was recorded to reflect the Company’s current under-utilization of this facility.

Escrow Funds Relating to Contract Performance

Escrow funds relating to contract performance are utilized to secure contracts and are separately recorded as an asset on the accompanying Condensed Consolidated Balance Sheets.

Other Intangible Assets

Other Intangible Assets, which include trademarks and technology, were recorded in connection with the acquisition of ENTECH, in January 2008. The assets, excluding trademarks, are being amortized on a straight line basis over 9 to 13 years. The ENTECH trademark is not being amortized.

Management evaluates the recoverability of such Other Intangible Assets periodically or whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. The evaluation is based on estimates of undiscounted future cash flows over the remaining useful life of the assets. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to fair value. The Company’s suspension of manufacturing first generation ENTECH products during the first quarter of 2009 caused the Company to test for impairment.  Through June 30, 2009, no impairment of intangible assets was identified.

Goodwill

Goodwill was recorded in connection with the acquisition of ENTECH in January 2008. Goodwill consists of the excess of cost over the fair value of net assets acquired in business combinations accounted for as purchases.

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

Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the periods over which cash flows will occur, and determination of the Company’s weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. The Company will perform its annual impairment test on December 31 each year, unless triggering events occur that would cause the Company to test for impairment at interim periods. The Company suspended manufacturing first generation ENTECH products during the first quarter of 2009, which was a triggering event and caused the Company to test for impairment.  Through June 30, 2009, no impairment of goodwill was identified.

Research and Development Expenses

Research and development costs are expensed as incurred.

Advertising Costs

Advertising costs, including trade shows, are expensed as incurred and were approximately $22,000 and $48,000 for the three months ended June 30, 2009 and 2008, and $25,000 and $92,000 for the six months ended June 30, 2009 and 2008, respectively.

Share-Based Compensation Costs

The Company has adopted SFAS No. 123R, “Share-Based Payment,” which requires all companies to measure and recognize compensation expense at fair value for all stock-based payments to employees and directors.

The Company uses the Black-Scholes option-pricing model to estimate fair value of grants of employee and director stock options, with the following average assumptions:

Six Months Ended
Assumptions for Option Grants	June 30, 2009
Risk-free interest rate	1.33 to 1.87%
Volatility	105 – 110%
Expected dividend yield	—
Expected term	3.6 to 3.8	yrs
Estimated forfeiture rate	17 – 19%

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

Share-based employee compensation expense was $249,000 and $116,000 for the three months ended June 30, 2009 and 2008, and $1,455,000 for the six months ended June 30, 2009, compared to $232,000 in the same period of 2008. This expense is presented as part of the operating results in Selling, General and Administrative expenses.

A summary of option activity as of June 30, 2009 and changes during the six months then ended is presented below.

		Weighted-
		Average
	Shares	Exercise Price
Balance, December 31, 2008	20,568,963	$0.39
Granted	17,803,000	0.21
Exercised	(257,441)	0.28
Forfeited or expired	(5,145,523)	0.41
Balance, June 30, 2009	32,968,999	0.29
Options Exercisable, June 30, 2009	13,426,040	0.36

Net Loss

Because we had a net loss in the six months ended June 30, 2009, basic loss per share includes no dilution and is computed by dividing net loss by the weighted average number of common shares outstanding for the period. As presented, the Company’s basic and diluted net loss per share is based on the weighted average number of common shares outstanding during the period.

Below is a table of the potential issuable shares, in addition to the weighted average common shares outstanding of 238,153,683 and 193,877,020 for the three months ended June 30, 2009 and 2008, and 237,644,845 and 192,101,370, for the six months ended June 30, 2009 and 2008, respectively:

	June 30, 2009	June 30, 2008
Warrants	44,455,074	49,311,063
Debt Conversion Rights	—	550,000
Stock options	32,968,999	12,472,726
Preferred stock conversion rights	54,590,121	1,303,419
Treasury Stock	(27,868)	(27,868)
Total	131,986,326	63,609,340

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. On the effective date of this standard, FASB Accounting Standards Codification™ (“ASC”) will become the source of authoritative U.S. accounting and reporting standards for nongovernmental entities, in addition to guidance issued by the Securities and Exchange Commission (“SEC”). FASB ASC significantly changes the way financial statement preparers, auditors, and academics perform accounting research.  This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

In May 2009, the FASB issued FASB Statement No. 165, “Subsequent Events”,  (“SFAS No. 165”), effective for interim and annual reporting periods ending after June 15, 2009.  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The Company adopted SFAS No. 165 and it did not have an impact on the Company’s Consolidated Financial Statements.  The Company evaluated all events or transactions that occurred after June 30, 2009 up through August 10, 2009. During this period no material subsequent events came to our attention.

In June 2008, the FASB ratified the consensus reached on Emerging Issues Task Force (“EITF”) Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF No. 07-05”). EITF No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. EITF No. 07-05 was effective for the Company January 1, 2009. The adoption of this statement did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

In May 2008, FASB issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”), which clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.  Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  FSP APB 14-1 was effective for the Company January 1, 2009.  The adoption of this statement did not have a material impact on the Company’s June 30, 2009 Condensed Consolidated Financial Statements.

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

The allocation of purchase price, tangible and intangible assets acquired and advances on the net assets of ENTECH is as follows (in thousands):

Intangible Assets—Trademark	$1,600
Intangible Assets—Technology	23,750
Goodwill	23,837
Cash	4,028
Deposits on Machinery and Equipment	1,445
Other	78
Total assets	54,738
Less current liabilities assumed	(1,057)
Less long-term debt and accrued expenses assumed	(967)
Total Purchase Price of and Advances to ENTECH	$52,714

Note (5)   Property and Equipment

Property and Equipment consist of the following at June 30, 2009 and December 31, 2008:

	(in thousands)
	June 30, 2009	December 31, 2008
Machinery and equipment	$5,655	$3,357
Impairment of machinery and equipment	(4,128)	—
Vehicles	60	301
Computers	716	682
Leasehold improvements	2,266	2,266
Impairment of leasehold improvements	(688)	—
	3,881	6,606
Less accumulated depreciation and amortization	(718)	(637)
Property and Equipment, net	$3,163	$5,969

Depreciation expense for the three and six months ended June 30, 2009 was $94,000 and $209,000, respectively, as compared to the same periods in 2008 of $110,000 and $190,000.

In accordance with the Company’s adoption of the sections of SFAS No. 157, “Fair Value Measurements,” related to non-financial assets and liabilities on January 1, 2009 and applying the guidance relating to the Company’s first quarter 2009 suspension of manufacturing of its legacy products, the Company evaluated the portions of fixed assets that directly relate to the suspended manufacturing announcement and subsequently recorded a fixed asset write-down in the amount of approximately $4,467,000.  The Company used significant unobservable inputs (Level 3), such as an alternative use for the fixed assets, to determine the fair value of the fixed assets.

The Company also recorded an impairment charge on leasehold improvements for the Company’s Ewing, New Jersey facility in the amount of approximately $349,000.  This impairment was recorded to reflect the Company’s current under-utilization of this facility.

Note (6)   Intangible Assets

Intangible assets are listed below with associated accumulated amortization as of June 30, 2009 and December 31, 2008.

	(in thousands)
	June 30, 2009	December 31, 2008
ENTECH trademark (indefinite life)	$1,600	$1,600
ENTECH technology	23,750	23,750
Accumulated amortization	(3,542)	(2,292)
ENTECH intangibles, net	$21,808	$23,058

Amortization expense for the three and six months ended June 30, 2009 were approximately $625,000 and $1,250,000, respectively, compared to approximately $625,000 and $1,042,000 for the same periods in 2008.

Based on the carrying amount of the intangible assets, the estimated future amortization expense is as follows:

(in thousands)
Six month period ended December 31, 2009	$1,250
Year ended December 31, 2010	2,500
Year ended December 31, 2011	2,500
Year ended December 31, 2012	2,500
Year ended December 31, 2013	2,500
Thereafter	8,958
Total future amortization expense	$20,208

Note: The ENTECH trademark has an indefinite life and is therefore not being amortized.

Note (7)   Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at June 30, 2009 and December 31, 2008:

	(in thousands)
	June 30, 2009	December 31, 2008
Accounts payable - invoiced	$406	$869
Accounts payable - other	12	373
Accrued salaries	233	320
Accrued severance	714	—
Accrued warranty reserve	849	832
Accrued sales and use tax	—	488
Billings in excess of project cost	144	559
Other accrued expenses	426	635
	$2,784	$4,076

Note (8)   Related Party Transactions

In the six months ended June 30, 2009, the Company recorded a related party sale to the Company’s former CEO and Former Chairman of third party solar panels from inventory, in the amount of $125,000.

During the six months ended June 30, 2009 and 2008, the Company recorded related party sales to a principal shareholder of MobileMaxPure® units, recognizing revenue of $597,000 and $775,000, respectively.  This principal shareholder, The Quercus Trust, has appointed four of the six members of our Board of Directors, and the Chairman of the Board, David Gelbaum, is the co-trustee of The Quercus Trust.  The amount of the recognized revenue was more than the cost of the units in 2009, and this additional $426,000 paid to the Company was classified under Additional Paid in Capital as a contribution.

Transactions between the Company and The Quercus Trust or David Gelbaum are considered related party transactions. Under the terms of our Related Party Transaction Policy and Procedures, transactions with related parties requiring disclosure under United States securities laws require prior approval of (a) the Board of Directors and the Audit Committee (acting in each case by a majority of the directors then in office who have no material interest in a proposed related party transaction) or (b) the Board of Directors and a committee of not less than two independent directors appointed by the Board of Directors who have no interest in the proposed related party transaction being considered (a “Special Committee”).  The Board of Directors and either the Audit Committee or a Special Committee will review the material facts of all related party transactions that require approval in accordance with the Company’s policy and either approve or disapprove of the entry into the related party transaction. In determining whether to approve a related party transaction, the Board of Directors, the Audit Committee and the Special Committee, as applicable, will take into account, among other factors each deems appropriate, whether the related party transaction is on terms no less favorable than terms generally available from an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction.

Note (9)   Convertible Preferred Stock

As of June 30, 2009, the Company had 611,111 shares of Series B 7% Convertible Preferred Stock and 4,892,857 shares of Series D Convertible Preferred Stock and 505,044 warrants to purchase shares of Series D stock outstanding.

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

It is the Company’s position that the holder of these preferred shares failed to convert to shares of the Company’s common stock in accordance with the terms of issuance, and that the preferred shares expired on September 8, 2003. It is the Company’s position that the obligations for the payment of dividends on such shares also terminated on that date. As of June 30, 2009, the Company continues to be engaged in negotiations with the holder of the Series B preferred shares to resolve the disputed terms of conversion.

Series C 6% Convertible Redeemable Preferred Stock

Based on conversion features exercised as of January 1, 2009 three former stockholders of our Series C 6% Convertible Preferred Stock collectively own 1.47% of ENTECH’s common stock and the Company owns the remaining 98.53% of ENTECH’s common stock.

Series D Convertible Redeemable Preferred Stock

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

During 2008 and 2009, The Quercus Trust acquired from a third party all of the Company’s outstanding Series D Preferred Stock, a total of 4,892,857 shares.  The Quercus Trust also acquired 505,044 warrants to purchase additional shares of Series D preferred stock.

Series C and D Convertible Redeemable Preferred Stock Classification

The Series C and D Preferred Stock were classified out of permanent equity since it fit certain criteria in paragraph#2 of EITF Topic D-98, however it was not classified as a liability since it did not meet the definition of a liability. The warrants on the Series D Preferred Stock were classified as a current liability under the guidance established in FAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.

On November 29, 2006, the Company recorded the value associated with the beneficial conversion feature on preferred stock dividends related to Series D Preferred Stock and Series D Preferred Stock Warrants, which needed to be recognized on the preferred shares of 4,892,857 and Preferred D warrants of 505,044. After calculating the intrinsic value, based on the relative fair values of the warrants and preferred stock, an adjustment of $4,066,796 was recorded as a preferred stock dividend. EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently adjustable Conversion Ratios, paragraph 8, indicates the following “For convertible preferred securities, any recorded discount resulting from allocation of proceeds to the beneficial conversion feature is analogous to a dividend and should be recognized as a return to the preferred shareholders using the effective yield method.” In the Company’s case, the discount was recognized as a Preferred Stock Dividend on the day of issuance since the earliest conversion date was immediately. The Company recorded a debit to Preferred Stock Dividend and a Credit to Additional Paid in Capital, which is in accordance with Case 1(a) of EITF 98-5.

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

Liquidation Preference

Upon liquidation, holders of the Series D Convertible Redeemable Preferred Stock will be entitled to the greater of (1) a per share amount equal to the original purchase price plus any dividends accrued but not paid and (2) the amount that the holder would receive in respect of a share of Series D Convertible Redeemable Preferred Stock if immediately prior to dissolution and liquidation, all shares of Series D Convertible Redeemable Preferred Stock were converted into shares of common stock. The liquidation preference of Series D at June 30, 2009 is $13,500,000.

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

There were no new warrants issued in the first six months of 2009.

Warrant transactions consisted of the following during the six months ended June 30, 2009:

	Exercisable Warrants	Avg. Stock Price
Warrants outstanding as of December 31, 2008	48,873,730	$1.48
Exercise of warrants	(1,461,739)	0.20
Expiration of outstanding warrants	(2,956,917)	0.26
Warrants outstanding as of June 30, 2009	44,455,074	$1.60

Warrants outstanding expire as follows:

Year	Warrants Expiring		Avg. Stock Price
2009	910,414		$0.22
2011	3,254,460		0.29
2012	2,290,200		0.51
2013	38,000,000	*	1.82
	44,455,074		$1.60

* The Quercus Trust, owner of the 38,000,000 warrants referenced, has entered into an agreement with the Company in which all 38,000,000 warrants will be cancelled subject to approval by a sufficient number of shareholders to modify the 1999 Company’s Incentive Stock Option Plan (“ISOP”), as amended.  These warrants will be cancelled automatically on the date shareholders approve an increase in the number of shares issuable under the ISOP from 50,000,000 to 80,000,000.

Note (11)   Commitments and Guarantees

The Company’s commitments and guarantees for the remainder of 2009 and the years 2010 through 2013 and thereafter are estimated below:

(In thousands)	2009	2010	2011	2012	2013	Thereafter	Total
Employment obligations	650	$1,168	$50	$—	$—	$—	$1,868
Renewable energy credit guarantee obligations	60	60	60	60	—	—	240
Operating lease payments	451	773	773	773	816	2,722	6,308
Total	$1,161	$2,001	$883	$833	$816	$2,722	$8,416

Operating Leases

Texas

The Company’s executive office, warehouse, and research and development facility is housed in a 71,000 square foot facility in Fort Worth, Texas. The facility is leased under an operating lease that commenced March 7, 2008, for a period of ten (10) years expiring in 2018.

New Jersey

The Company occupies a 30,000 square foot site located at 200 Ludlow Drive, Ewing, New Jersey. The facility is leased under an operating lease commencing July 1, 2007, and expiring June 30, 2015.

California

In December 2007, the Company opened a sales office in Poway, California under a two-year lease expiring December 24, 2009.

Employment Agreements

Upon the closing of the ENTECH acquisition, the Company entered into employment agreements with five ENTECH employees that provide for base compensation ranging between $79,284 and $196,248. Each of the five ENTECH employees also received options to purchase 300,000 shares of the Company’s common stock at an exercise price equal to the fair market value of the common stock on the date of grant. As additional compensation, four of such ENTECH employees are each entitled to an amount calculated as 0.2% of ENTECH’s gross revenues determined in accordance with accounting principles generally accepted in the United States until the accumulated total of such additional compensation paid by the Company to each of them equals $1,000,000. As of June 30, 2009, no additional compensation was earned.

In connection with the Company’s restructuring efforts and relocation of its headquarters, Mr. Robert A. Gunther, the Company’s Senior Vice President and General Counsel, left the Company on May 1, 2009.  Prior to that date, on March 18, 2008, the Company entered into an Executive Employment Agreement (the “Agreement”) with Mr. Gunther. The Agreement provided for a three-year term and an annual base salary of $200,000. Mr. Gunther received options to purchase 300,000 shares of the Company’s common stock under the terms of the Company’s 1999 Incentive Stock Option Plan at an exercise price equal to the fair market value of the common stock on the date of grant.  Forfeited options on May 1, 2009 totaled 192,834 and options to purchase 107,166 shares of common stock vested as of May 1, 2009 and were terminated July 30, 2009.

On February 5, 2007 the Company entered into an employment agreement with Dr. Frank W. Smith, Chief Executive Officer, with a term that expires February 4, 2010. The employment agreement provided for annual compensation of $200,000 and a grant of options to purchase 600,000 shares of the Company’s common stock under the terms of the Company’s 1999 Incentive Stock Option Plan at an exercise price equal to the fair value of the common stock on the date of grant.  These options will fully vest as of February 4, 2010.

Mr. Quentin Kelly, former Chief Executive Officer, resigned from the Company on January 7, 2009 and the parties executed a Separation Agreement and General Release as of January 20, 2009. On March 6, 2009, Mr. Kelly and the Company closed on the sale to Mr. Kelly of substantially all of the Mobile MaxPure® assets and certain trademarks relating to the Company’s former names for $358,035. Mr. Kelly received a $225,000 purchase price credit and the parties agreed that the balance of the purchase price, $133,035, would be paid by Mr. Kelly through the reduction of Mr. Kelly’s cash severance payments.  Mr. Kelly will receive pre-tax monthly severance payments of $25,000 beginning in July 2009, with the balance of approximately $500,000 to be paid in April 2010.  The amounts were accrued for at June 30, 2009, and included in Accounts Payable and Accrued Expenses, on the accompanying Condensed Consolidated Balance Sheets.

Note (12)   Contingencies

The Company is subject to various claims and suits from time to time in the ordinary course of its business. The Company is not aware of any pending or threatened litigation that could have a material adverse effect on the Company’s business, financial condition or results of operations.

Note (13)   Supplemental Disclosure of Cash Flow Information

(In thousands)	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Conversion of Series C 6% Convertible Redeemable Preferred Stock	$170	$—
Issuance of stock in lieu of Interest (non-cash)	—	77
Issuance of stock for services (non-cash)	—	100
Cash for interest	—	40
Conversion of note into convertible Preferred Series F	—	6,000
Issuance of Common Stock for acquisition of ENTECH	—	42,295
Issuance of Series E Convertible Preferred Stock for Common Stock	—	27,383

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements in this Management’s Discussion and Analysis and elsewhere in this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of the Securities Exchange Act of 1934 and the Securities Act of 1933, which are subject to risks, uncertainties and assumptions that are difficult to predict.  All statements in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. These forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include statements, among other things, concerning our business strategy, including anticipated trends and developments in and management plans for our business and the markets in which we operate; future financial results, operating results, revenues, gross profit, operating expenses, products, projected costs and capital expenditures; research and development programs; sales and marketing initiatives; and competition. In some cases, you can identify these statements by forward-looking words, such as “estimate”, “expect”, “anticipate”, “project”, “plan”, “intend”, “believe”, “forecast”, “foresee”, “likely”, “may”, “should”, “goal”, “target”, “might”, “will”, “could”, “predict” and “continue”, the negative or plural of these words and other comparable terminology. Our forward-looking statements are only predictions based on our current expectations and our projections about future events. All forward-looking statements included in this Quarterly Report on Form 10-Q are based upon information available to us as of date hereof. You should not place undue reliance on these forward-looking statements. We undertake no obligation to update any of these forward-looking statements for any reason. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these statements. These factors include the matters discussed in the section entitled “Item 1A: Risk Factors” in Part II hereof and elsewhere in this Quarterly Report on Form 10-Q. You should carefully consider the risks and uncertainties described under this section.

MANAGEMENT OVERVIEW

Entech Solar, Inc. (“Entech Solar” or the “Company”) plans to become a leading developer of renewable energy technologies for the commercial and industrial markets.  The Company designs concentrating solar modules that provide both electricity and thermal energy as part of its ThermaVolt product line.  Entech Solar owns proprietary rights to a state-of-the-art tubular skylight that provides superior light output and optical efficiency that it believes will be attractive to purchasers for commercial and industrial green building purposes.

On January 28, 2008, we completed the acquisition of ENTECH, Inc. (“ENTECH”), a Fort Worth, Texas company which previously operated for 25 years in the concentrating photovoltaic (“CPV”) industry. ENTECH received development funding from and/or installed CPV systems for NASA, Sandia National Laboratories, Department of Energy, Department of Defense and major U.S. utilities and corporations.

In the first quarter of 2009, we transitioned from the flat-plate solar installation business and suspended manufacturing start-up activities associated with our first-generation CPV products.  During the six months ended June 30, 2009, we recorded a non-cash impairment charge totaling $7.0 million for manufacturing equipment, inventory and leasehold improvements directly related to our decision to suspend manufacturing at our Texas plant pending commercial production of our next generation CPV products.  Our primary business strategy is to develop new solar energy products and services based upon ENTECH CPV technology. The Company seeks to leverage the combined technologies of our legacy Engineering, Procurement, and Construction (“EPC”) business and the technologies obtained from the acquisition of ENTECH, to become a leading supplier of CPV energy solutions to industrial, commercial and public sector clients. The Company is developing next generation ENTECH CPV technology to improve our ThermaVolt and SolarVolt product lines as part of providing CPV energy solutions primarily as stand-alone products to solar integrators. The Company is focused on becoming a low-cost leader in the solar industry enabling customers to significantly reduce their current costs for electric and thermal energy. We are also focused on commercializing our skylight technologies to provide day-lighting solutions for customers.

Our target customers are end-users of energy who are interested in reducing their energy costs, environmental impact, and the variability of their monthly electricity and natural gas cost due to the volatility associated with these energy supplies. Entech Solar believes it can become a leading energy solutions supplier to industrial, commercial and public sector clients.

We do not expect to have significant revenues from operations during 2009 because our primary focus is to develop and commercialize our next-generation technology so that we are able to supply two renewable energy outputs, electricity and hot water, at competitive prices. The Company believes that providing both electricity and hot water will give customers an energy solution that is more efficient and cost-effective than purchasing stand-alone solar electric and / or solar thermal systems.

The Company believes that the long term prospects for solar technologies are very good in light of the volatile prices for non-renewable energy sources such as oil and natural gas, current and anticipated federal and state legislation regulating carbon emissions and the use of fossil fuels, and solar electric and solar thermal government incentives. The Company believes that we have the technology, skills and experience necessary to become a leading participant in the CPV industry.

Since March 2009, the Company has been working to commercialize its patented tubular skylight as a possible means to diversify and grow our near-term revenues.

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

The Company is not currently marketing any products or services and does not expect significant revenues until its next generation products are commercialized.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the data we used to calculate the allowance provided for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected. In recording any additional allowances, a respective charge against income is reflected in the selling, general and administrative expenses, and would reduce the operating results in the period in which the increase is recorded.

SHARE-BASED COMPENSATION COSTS

The Company has adopted SFAS No. 123R, “Share-Based Payment,” which requires all companies to measure and recognize compensation expense at fair value for all stock-based payments to employees and directors.

The Company uses the Black-Scholes option-pricing model to estimate fair value of grants of employee and director stock options, with the following average assumptions:

Six Months Ended
Assumptions for Option Grants	June 30, 2009
Risk-free interest rate	1.33 to 1.87%
Volatility	105 – 110%
Expected dividend yield	—
Expected term	3.6 to 3.8	yrs
Estimated forfeiture rate	17 – 19%

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

OTHER INTANGIBLE ASSETS

Other Intangible Assets, which include trademarks and technology, were recorded in connection with the acquisition of ENTECH, in January 2008. The assets, excluding trademarks, are being amortized on a straight line basis over 9 to 13 years. The ENTECH trademark is not being amortized.

Management evaluates the recoverability of such Other Intangible Assets periodically or whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. The evaluation is based on estimates of undiscounted future cash flows over the remaining useful life of the assets. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to fair value. The Company’s suspension of manufacturing first generation ENTECH products during the first quarter of 2009 caused the Company to test for impairment.  Through June 30, 2009, no impairment of intangible assets was identified.

GOODWILL

Goodwill was recorded in connection with the acquisition of ENTECH in January 2008. Goodwill consists of the excess of cost over the fair value of net assets acquired in business combinations accounted for as purchases.

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

Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the periods over which cash flows will occur, and determination of the Company’s weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. The Company will perform its annual impairment test on December 31 each year, unless triggering events occur that would cause the Company to test for impairment at interim periods. The Company suspended manufacturing first generation ENTECH products during the first quarter of 2009, which was a triggering event and caused the Company to test for impairment.  Through June 30, 2009, no impairment of goodwill was identified.

RESULTS OF OPERATIONS — QUARTER ENDED JUNE 30, 2009 (Amounts are rounded to the nearest thousand)

Our results of operations for the quarter ended June 30, 2009 are not comparable with prior period because during the first quarter of 2009, we decided to transition from the flat-plate solar installation business and suspend manufacturing start-up activities associated with first generation CPV products.

Revenues:

Total Revenues for the quarter ended June 30, 2009 amounted to $150,000 compared to $7,596,000 in the same period in 2008.  The decline in revenues reflected the Company’s decision to transition from the flat-plate solar installation business.  Revenues included in the quarter ended June 30, 2008 period primarily resulted from two airport contracts, one in Colorado and one in California.

Cost of Revenues:

Total Cost of Revenue for the quarter ended June 30, 2009 amounted to $139,000 compared to $10,522,000 in the same period of 2008.  The $139,000 was primarily due to the manufacturing operations impairment charges for the three months ended June 30, 2009, compared to $0 in the prior year period.  The cost of revenues in the prior year period of $10,522,000 consisted primarily of third party construction and installation expense, materials and supplies required for construction and component equipment, including solar panels, solar array, inverters, variable speed drives and meters.

Operating Expenses:

Selling, General and Administrative Expenses (SG&A) for the quarter ended June 30, 2009, amounted to $2,011,000, compared to $4,803,000 in the comparable 2008 period, a decrease of $2,792,000. The change in SG&A expenses resulted primarily from the following:

•                  Wages and benefits decreased $1,358,000 compared to the prior year period due to headcount reductions.

•                  Bad debt expenses decreased $861,000 due a customer’s ability to secure financing for an outstanding accounts receivable that had been reserved through the allowance for doubtful accounts during the 2009 first quarter.

•                  Remaining decreases in SG&A resulted from reductions in professional fees and other administrative expenses.

Depreciation and Amortization for the quarter ended June 30, 2009, amount to $719,000, compared to $735,000 in the prior year period.

Research and Development Expenses for the quarter ended June 30, 2009 consists primarily of 1) salary expense for internal personnel and personnel-related costs as well as external consultants and contractors, 2) prototype costs to improve for product development, and 3) other product development testing costs.  Research and development are critical to the Company’s strategic objectives of enhancing its technology to meet the requirements of its targeted customers. The Company expects to increase its current level of expenditures for research and development on a going-forward basis. Research and development expenses incurred in the quarter ended June 30, 2009 totaled $1,680,000 compared to $57,000 in the prior year period.

Loss from Operations:

In the quarter ended June 30, 2009, the Company incurred a loss from operations of $4,399,000, a decrease of $4,122,000 from the $8,521,000 loss during the same period in 2008.  The lower loss from operations during the period resulted from the Company’s decision to transition from the flat-plate solar installation business resulting in lower revenues and accompanying costs of revenues and decreased administrative costs during the start-up operations and development of next generation products.

Net Loss:

In the quarter ended June 30, 2009, the Company incurred a net loss of $4,378,000 a decrease of $4,099,000 from the $8,477,000 loss for the comparable period in 2008 due to the explanations above.

RESULTS OF OPERATIONS — FOR THE SIX MONTHS ENDED JUNE 30, 2009 (Amounts are rounded to the nearest thousand)

Our results of operations for the first six months of 2009 are not comparable with prior period because during the first quarter of 2009, we decided to transition from the flat-plate solar installation business and suspend manufacturing start-up activities associated with first generation CPV products.

Revenues:

Revenues from Contracts for the six months ended June 30, 2009 amounted to $1,247,000 compared to $15,825,000 in the same period in 2008.  For the first six months of 2009, one airport contract in California and one municipal contract in New Jersey accounted for 78% of contract revenue, with amounts totaling $694,000 and $274,000, respectively. The decrease is primarily due to the Company’s decision to transition from the flat-plate solar installation business. All contract revenue was generated by domestic projects.

Revenues from Equipment for the six months ended June 30, 2009, amounted to $144,000, and consisted mainly of the resale of third-party solar panels from inventory. There was no equipment sales recorded in the first six months of 2008.

Revenues from a Related Party for the six months ended June 30, 2009, amounted to $597,000 compared to $775,000 in the same period in 2008.  The 2009 sale consisted of 10 MobileMaxPure® units to the Company’s principal shareholder.

Revenues from Former Chairman for the six months ended June 30, 2009, amounted to $125,000, and related to a sale of solar panels to the Company’s former CEO and Former Chairman. There was no revenue of this nature recorded in the first six months of 2008.

Cost of Revenues:

Cost of Contract Revenue consists primarily of third party construction and installation expense, materials and supplies required for construction and component equipment, including solar panels, solar array, inverters, variable speed drives and meters.

Cost of Equipment Revenue consists primarily of component equipment, including solar panels, solar array, inverters, variable speed drives and meters.

Cost of Related Party Revenue consists primarily of third party assembly and installation expense, materials and supplies required for construction and component equipment, including solar panels, solar array, inverters, variable speed drives and meters.

Cost of Revenues from Former Chairman for the six months ended June 30, 2009, related to the costs of solar panels sold to the Company’s former CEO and Former Chairman. There was no cost of revenue of this nature recorded in the first six months of 2008.

Manufacturing Operations Impairment consists of non-cash charges for the following:  manufacturing equipment recorded in the amount of $4,128,000; leasehold improvements at our manufacturing facility in the amount of $338,000; and an inventory write-down of $2,502,000 subsequent to the Company’s announcement that it had indefinitely suspended manufacturing as of March 30, 2009.  No similar impairment charges were recorded in the first six-month period of 2008.

Operating Expenses:

Selling, General and Administrative Expenses (SG&A) for the six months ended June 30, 2009, amount to $10,468,000, compared to $9,490,000 in the first six months of 2008, an increase of $978,000. The change in SG&A expenses resulted primarily from the following:

•                  Share-based compensation costs increased to $1,455,000 versus $232,000 in the prior year period.

•                  Wages and benefits decreased $654,000 compared to the prior year period due to headcount reductions.

•                  An impairment charge of $349,000 due to an under-utilization of the New Jersey facility for the first six months of 2009 that was not reflected in the prior year period.

•                  Shop-related expenses of $202,000 reflected in the first six months of 2009 that was not included in 2008 due to the ENTECH acquisition.

•                  Increases in SG&A expenses were partially offset by reductions in professional fees, travel expenses, facilities and marketing expenses of $1,485,000 from the same period in 2008.

Depreciation and Amortization for the six months ended June 30, 2009, amounted to $1,459,000, compared to $1,252,000 in the prior year period in 2008.

Research and Development Expenses for the first six months of 2009 consists primarily of 1) salary expense for internal personnel and personnel-related costs, 2) prototype costs to improve for product development, and 3) other product development testing costs.  Research and development expenses incurred in the six months ended June 30, 2009 totaled $2,175,000 compared to $98,000 in the first six months of 2008.  This increase results from the Company’s goal of enhancing it technologies to meet the requirements of it customers.  The Company expects to further its level of expenditures for research and development.

Loss from Operations:

In the six months ended June 30, 2009, the Company incurred a loss from operations of $20,549,000, an increase of $4,483,000 over the $16,066,000 loss during the same period in 2008.  Non-cash impairment charges of $6,968,000 were recorded during the first six months of 2009 due to the indefinite suspension of manufacturing start-up activities announced in March 2009.

Net Loss:

In the six months ended June 30, 2009, the Company incurred a net loss of $20,467,000 an increase of $4,714,000 over the $15,753,000 loss for the comparable period in 2008 due to the explanations above.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2009, Entech Solar’s current ratio was 1.8 and working capital was $3.5 million compared to December 31, 2008, with a current ratio of 3.12 and working capital of $15.5 million.  As of June 30, 2009 the Company had $5.8 million in cash and cash equivalents compared to $12.2 million at December 31, 2008.  Net cash used in operating activities for six months ended June 30, 2009 was $7.0 million compared to $16.6 million used in operations in the same period in 2008.  Net cash used in operating activities for the six months ended June 30, 2009 was primarily the result of the Company’s net loss of $20.5 million, offset by non-cash charges of $10.0 million, including share-based compensation costs ($1.5 million), amortization and depreciation expenses ($1.5 million), and manufacturing impairment charges ($7.0 million) and positive working capital changes.

During the six months ended June 30, 2009, there were 28,000 in investing activities compared to $7.2 million used in investing activities in the comparable period of 2008.  Net cash provided by financing activities in the six month ended June 30, 2009, totaled $0.6 million compared to $36.4 million in the comparable period of 2008.  The 2008 period primarily reflects proceeds from the issuance of convertible preferred stock and warrants to The Quercus Trust, the Company’s principal investor.

The Company has historically financed operations and met capital expenditures requirements primarily through issuances of capital stock and borrowings and through solar system equipment sales.  The Company is not currently marketing solar system equipment.

On March 13, 2009, the Company announced that it intends to effect a $3 million common stock rights offering to its shareholders in order to raise equity capital for product development and commercialization of its renewable energy technologies.  The Company subsequently filed a Form S-1 Registration Statement on July 15, 2009, increasing the size of the rights offering to $5 million.  The prospectus portion of the Registration Statement states that the Quercus Trust, the largest beneficial owner of Entech Solar’s common stock, has agreed to a backstop commitment of $2 million worth of shares being offered by the Company. The rights offering terms and record date will be established by the Company after the  S-1 Registration Statement is declared effective by the Securities and Exchange Commission.

If we are unable to raise additional financing, we may be required to reduce our spending plans, license to others products or technologies that we would otherwise seek to commercialize ourselves and/or  sell certain assets.  Presently, with no further financing, we will likely expend all cash resources by late in the third quarter or early in the fourth quarter of 2009. There can be no assurance that we will obtain financing on terms acceptable to us.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. On the effective date of this standard, FASB Accounting Standards Codification™ (“ASC”) will become the source of authoritative U.S. accounting and reporting standards for nongovernmental entities, in addition to guidance issued by the Securities and Exchange Commission (“SEC”). FASB ASC significantly changes the way financial statement preparers, auditors, and academics perform accounting research.  This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

In May 2009, the FASB issued FASB Statement No. 165, “Subsequent Events”, (SFAS No. 165), effective for interim and annual reporting periods ending after June 15, 2009.  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The Company adopted SFAS No. 165 and it did not have an impact on the Company’s Consolidated Financial Statements.  The Company evaluated all events or transactions that occurred after June 30, 2009 up through August 10, 2009.  During this period no material subsequent events came to our attention.

In June 2008, the FASB ratified the consensus reached on Emerging Issues Task Force (“EITF”) Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF No. 07-05”). EITF No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. EITF No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption for an existing instrument is not permitted. The adoption of this statement did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

In May 2008, FASB issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”), which clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.  Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  FSP APB 14-1 was effective for the Company January 1, 2009.  The adoption of this statement did not have a material impact on the Company’s June 30, 2009 Condensed Consolidated Financial Statements.

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

ITEM 4.                    CONTROLS AND PROCEDURES

The Company has established controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.  The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report (the “Evaluation Date”).  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective at a reasonable assurance level.

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

ITEM 1a.           RISK FACTORS

You should carefully consider the following risks and all of the other information set forth in this Form 10-Q and the Form 10-K for the year ended December 31, 2008, before deciding to invest in shares of our common stock. The risks described below are not the only ones facing our Company. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations.

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

Due to, among other factors, our history of recurring losses and negative cash flows, our independent auditors have included an explanatory paragraph in their opinion for the year ended December 31, 2008, as to the substantial doubt about our ability to continue as a going concern. Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which contemplate that we will continue to operate as a going concern. Our financial statements do not contain any adjustments that might result if we are unable to continue as a going concern. Substantial doubt about our ability to continue as a going concern may create negative reactions to the price of the common shares of our stock and we may have a more difficult time obtaining financing.

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

As of June 30, 2009, The Quercus Trust beneficially owned 102,784,561 shares of our common stock, or approximately 35.2%, of our common stock. David Gelbaum, our Chairman of the Board, is the co-trustee of The Quercus Trust. Pursuant to rights available to The Quercus Trust as the holder of the Company’s Series D and Series F Convertible Preferred Stock, The Quercus Trust also appointed Messrs. Anthony, Corsell, and Worenklein as members of our Board, giving The Quercus Trust majority control of the Board. The Quercus Trust currently has the ability to exert substantial influence over the outcome of all corporate actions requiring stockholder approval, including the election of directors, amendments to our Certificate of Incorporation and approval of significant corporate transactions. As long as The Quercus Trust owns such a significant percentage of our common stock and maintains majority control of the Board, our other stockholders may be unable to affect or change the management or the direction of our Company without the support of The Quercus Trust.

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

Risks Related to Outsourced Manufacturing

We will depend on outsourced manufacturers to produce our products, which could  increase the potential for supply chain disruptions.

The development of our renewable energy technologies will be dependent on low-cost, outsourced manufacturing facilities that could experience problems or disruptions in business that would negatively affect our supply chain.

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

We may act as the general contractor for our customers in connection with the installations of our solar power systems and will be subject to risks associated with construction, bonding, cost overruns, delays and other contingencies, which could have a material adverse effect on our business and results of operations.

We may act as the general contractor for our customers in connection with the installation of our solar power systems. Costs will be estimated at the time of entering into the sales contract for a particular project.  To the extent possible, these costs will be reflected in the overall price that we charge our customers for the project. These cost estimates are preliminary and may or may not be covered by contracts between us or the other project developers, subcontractors, suppliers and other parties to the project. In addition, we may require qualified, licensed subcontractors to install most of our systems. Shortages of such skilled labor could significantly delay a project or otherwise increase our costs. Should miscalculations in planning a project or defective or late execution occur, we may not achieve our expected margins or cover our costs. Also, some customers may require performance bonds issued by a bonding agency. Due to the general performance risk inherent in construction activities, it has become increasingly difficult recently to secure suitable bonding agencies willing to provide performance bonding. In the event we are unable to obtain bonding, we may be unable to bid on, or enter into, sales contracts requiring such bonding.

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

Entech Solar, Inc.

(Registrant)

By:	/s/ FRANK W. SMITH	Date: August 10, 2009
Frank W. Smith
Chief Executive Officer

By:	/s/ SANDRA J. MARTIN	Date: August 10, 2009
Sandra J. Martin
Chief Financial Officer