Form 10-Q
period 2009-09-30
ENTECH SOLAR, INC.
filed 2009-11-09
CIK 811271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 3, 2009, the Registrant had outstanding 239,458,861 shares of Common Stock, $0.001 par value outstanding.

ENTECH SOLAR, INC. AND SUBSIDIARIES

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

ENTECH SOLAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

(In thousands, except share and per share data)

	September 30, 2009	December 31, 2008
	(UNAUDITED)	*
Assets
Current assets:
Cash and cash equivalents	$4,795	$12,169
Accounts receivable—trade (net of allowance of $152 and $155 at September 30, 2009 and December 31, 2008, respectively)	252	1,971
Rebates receivable	—	115
Inventory (net of reserve of $2,632 and $1,112 at September 30, 2009 and December 31, 2008, respectively)	573	3,664
Costs and estimated earnings/losses in excess of billings	35	2,613
Escrow funds relating to contract performance	50	1,339
Prepaid expenses and deposits	314	964

Total Current assets	6,019	22,835
Advances on machinery and equipment	—	2,285
Property and Equipment, net	3,075	5,969

Intangible and other assets
Other intangible assets, net	21,183	23,058
Goodwill	23,837	23,837
Other deposits	145	153

Total Assets	$54,259	$78,137

Liabilities, Convertible Redeemable Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$2,723	$4,076
Note Payable—related party	2,000	—
Customer deposits—related party	—	1,023
Renewable Energy Credit guarantee liability, current portion	29	60
Series D Preferred Stock Warrants	1,394	1,394
Billings in excess of costs and estimated earnings/losses	94	760

Total Current liabilities	6,240	7,313
Renewable Energy Credit guarantee liability, net of current portion	180	180

Total Liabilities	6,420	7,493

Convertible redeemable preferred stock
Series C convertible redeemable preferred stock	—	170
Series D convertible redeemable preferred stock	11,180	11,180

Total Convertible redeemable preferred stock	11,180	11,350

Stockholders’ Equity
Preferred stock convertible $.01 par value authorized 10,000,000; 5,503,968 issued and outstanding: Series B 7%- 611,111 shares liquidation preference $550,000	6	6
Common stock, $.001 par value; authorized 610,000,000, 239,486,729 and 236,420,779 issued at September 30, 2009 and December 31, 2008, respectively; 239,458,861 and 236,392,911 shares outstanding at September 30, 2009 and December 31, 2008, respectively	239	236
Additional paid-in capital	170,433	167,979
Accumulated deficit	(133,896)	(108,888)
Treasury stock, 27,868 shares, at cost, as of September 30, 2009 and December 31, 2008, respectively	(39)	(39)
Noncontrolling Interest	(84)	—

Total Stockholders’ Equity	36,659	59,294

Total Liabilities, Convertible Redeemable Preferred Stock and Stockholders’ Equity	$54,259	$78,137

*	Derived from audited financial information

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

ENTECH SOLAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(UNAUDITED)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Contract	$49	$6,470	$1,296	$22,295
Equipment & Services	26	—	170	—
Related party	—	—	597	775
Related party—Former Chairman	—	—	125	—

Total	75	6,470	2,188	23,070

Cost of Revenues:
Contract	35	8,768	862	29,922
Equipment & Services	37	—	59	—
Related party	—	—	601	673
Related party—Former Chairman	—	—	142	—
Manufacturing operations impairment	—	—	6,968	—

Total	72	8,768	8,632	30,595

Gross Profit (Loss):
Contract	14	(2,298)	434	(7,627)
Equipment & Services	(11)	—	111	—
Related party	—	—	(4)	102
Related party—Former Chairman	—	—	(17)	—
Manufacturing operations impairment	—	—	(6,968)	—

Total	3	(2,298)	(6,444)	(7,525)

Operating Expenses:
Selling, general and administrative expenses	2,516	4,308	12,983	13,801
Depreciation and amortization	719	778	2,179	2,027
Research and development expenses	1,653	43	3,828	140

Total Operating Expenses	4,888	5,129	18,990	15,968

Loss from Operations	(4,885)	(7,427)	(25,434)	(23,493)

Other income (expense)
Beneficial conversion and warrant amortization	—	—	—	(50)
Interest income	—	30	78	392
Interest expense	(9)	—	(9)	—
Other income (expense)	99	—	103	—

Total other income (expense), net	90	30	172	342

Net Loss	(4,795)	(7,397)	(25,262)	(23,151)
Net Loss attributable to noncontrolling interest	58	—	254	—

Net Loss attributable to Entech Solar, Inc.	(4,737)	(7,397)	(25,008)	(23,151)

Accretion of preferred stock dividends—Series C	—	(9)	—	(18)
Preferred stock dividends—Series F	—	—	—	(15,512)

Net Loss attributable to Entech Solar, Inc. Common Shareholders	$(4,737)	$(7,406)	$(25,008)	$(38,681)

Net Loss attributable to Entech Solar, Inc. per Common Share (Basic and Diluted)	$(0.02)	$(0.03)	$(0.11)	$(0.19)

Weighted Average Common Shares Outstanding used in Per Share Calculation (Basic and Diluted)	239,127	235,044	238,144	206,415

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

ENTECH SOLAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2009	2008
Cash Flows from Operating Activities:
Net loss	$(25,262)	$(23,151)

Adjustments to reconcile net cash used in operating activities:
Beneficial conversion and warrant amortization	—	50
Share-based employee compensation cost	1,630	408
Amortization and depreciation	2,179	2,027
Issuance of stock for service	—	110
Issuance of options and warrants for services	—	274
Issuance of stock in lieu of severance agreement	169	—
Issuance of stock in lieu of interest	—	77
Issuance of restricted stock	50	—
Manufacturing operations impairment	6,968	—
New Jersey leasehold impairment	349	—
Accrued losses on contracts	(100)	1,765
Loss on disposal of assets	17	—
Provision for doubtful accounts	106	220
Provision for Inventory	(974)	—
Other	—	12
Changes in assets and liabilities:
Accounts receivable	1,613	7,582
Rebates receivable	115	1,041
Inventory	1,571	(4,829)
Escrow funds relating to contract performance	1,289	(5,339)
Costs and estimated earnings/losses in excess of billings	2,578	(1,619)
Prepaid expenses and deposits	650	(420)
Accounts payable and other accrued expenses	(1,250)	(3,800)
Billings in excess of costs and estimated earnings/losses	(666)	848
Renewable energy credits guarantee liability	(31)	(32)
Customer deposits—related party	(1,023)	248

Net Cash (Used in) Operating Activities	(10,022)	(24,528)

Cash Flows from Investing Activities:
Sale (Purchases) of property and equipment, net	43	(4,687)
Advances on machinery & equipment—ENTECH, Inc.	—	(452)
Acquisition of ENTECH, Inc., net of cash of $4.028 million	—	(3,409)

Net Cash Provided by (Used in) Investing Activities	43	(8,548)

Cash Flows from Financing Activities:
Proceeds from exercise of warrants and stock options	179	1,207
Proceeds from issuance of convertible preferred stock and warrants, net	—	29,640
Proceeds from issuance of promissory note	2,000	6,000
Proceeds from related party contribution	426	—
Payments on short-term debt	—	(223)

Net Cash Provided by Financing Activities	2,605	36,624

Net Increase (Decrease) in cash and cash equivalents	(7,374)	3,548

Cash and cash equivalents, Beginning of period	12,169	6,873

Cash and cash equivalents, End of period	$4,795	$10,421

Supplemental Disclosure:
Preferred Stock Dividends	$—	$15,522
Accretion of preferred stock dividends—Series C		18

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

ENTECH SOLAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

(UNAUDITED)

(in thousands)

	Entech Solar, Inc. Shareholders
	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury		Noncontrolling Interest	Total
	Shares	Par Value	Shares	Par Value			Shares	Stock
Balance, December 31, 2008	611	$6	236,420	$236	$167,979	$(108,888)	28	$(39)	$—	$59,294

Exercise of warrants	—	—	1,462	2	92	—	—	—	—	94
Exercise of options	—	—	328	—	87	—	—	—	—	87
Stock issued for severance pay			1,000	1	169					170
Share-based employee compensation cost	—	—	—	—	1,630	—	—	—	—	1,630
Proceeds from related party contribution	—	—	—	—	426	—	—	—	—	426
Issuance of restricted stock	—	—	277	—	50	—	—	—	—	50
Series C convertible redeemable preferred stock converted to ENTECH Inc. (subsidiary of Entech Solar, Inc.), common shares	—	—	—	—	—	—	—	—	170	170
Net loss	—	—	—	—	—	(25,008)	—	—	(254)	(25,262)

Balance, September 30, 2009	611	$6	239,487	$239	$170,433	$(133,896)	28	$(39)	$(84)	$36,659

The Notes to the Condensed Consolidated Financial Statements are an integral part of these statements.

ENTECH SOLAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note (1)    Liquidity and Capital Resources

At September 30, 2009, Entech Solar, Inc.’s (“Entech Solar” or the “Company”) current ratio was 0.96 and working capital was ($0.2) million compared to December 31, 2008, with a current ratio of 3.12 and working capital of $15.5 million. As of September 30, 2009 the Company had $4.8 million in cash and cash equivalents compared to $12.2 million at December 31, 2008. Net cash used in operating activities for the nine months ended September 30, 2009 was $10.0 million compared to $24.5 million used in operations in the same period in 2008. Net cash used in operating activities for the nine months ended September 30, 2009 was primarily the result of the Company’s net loss of $25.3 million, offset by non-cash charges primarily consisting of share-based compensation costs ($1.6 million), amortization and depreciation expenses ($2.2 million), and manufacturing impairment charges ($7.0 million) and positive working capital changes which include cash receipts totaling $2.0 million on a project in New Jersey.

During the nine months ended September 30, 2009, there was $43,000 provided by investing activities compared to $8.5 million used in investing activities in the comparable period of 2008. Net cash provided by financing activities in the nine month ended September 30, 2009, totaled $2.6 million compared to $36.6 million in the comparable period of 2008. The 2008 period primarily reflects proceeds from the issuance of convertible preferred stock and warrants to The Quercus Trust, the Company’s principal investor.

The Company has historically financed operations and met capital expenditures requirements primarily through issuances of capital stock and borrowings and through solar system equipment sales. The Company is not currently marketing solar system equipment.

On March 13, 2009, the Company announced that it intends to effect a $3 million common stock rights offering to its shareholders in order to raise equity capital for product development and commercialization of its renewable energy technologies. The Company subsequently filed a Form S-1 Registration Statement on July 15, 2009, increasing the size of the rights offering to $5 million. The prospectus portion of the Registration Statement states that the Quercus Trust, the largest beneficial owner of Entech Solar’s common stock, is entering into a private offering with the Company to backstop the rights offering in full. The rights offering is anticipated to commence after the S-1 Registration Statement is declared effective by the Securities and Exchange Commission.

The Company and The Quercus Trust are negotiating the terms of a Stand By Purchase Agreement pursuant to which The Quercus Trust will agree to purchase the amount of shares it is allotted in the rights offering plus all other shares of common stock not purchased by other shareholders in the rights offering. Therefore, the Company expects to raise the entire $5 million of shares being offered in the rights offering.

On September 10, 2009, The Quercus Trust provided a $2,000,000 bridge loan to the Company for working capital prior to completion of the rights offering. The transaction was reviewed and approved in accordance with the Company’s related-party transaction policy. The Company executed this bridge loan as a Convertible Promissory Note (“Loan”) to evidence its obligation to re-pay The Quercus Trust. The Convertible Promissory Note is currently due (or may be converted into common stock) on January 1, 2010; however, the Stand By Purchase Agreement provides, and it is anticipated that, the Loan will be credited against amounts payable by The Quercus Trust pursuant to The Stand By Purchase Agreement, and will be repaid concurrently with the closing of the rights offering to the extent that the amount of common stock allocated to The Quercus Trust in the rights offering is less than the principle and interest due on the Loan.

If we are unable to raise additional financing, we may be required to reduce our spending plans, license to others products or technologies that we would otherwise seek to commercialize and/or sell certain assets. Presently, with the anticipated funding of $5 million from the rights offering and assuming repayment of the Loan on or before January 1, 2010, we will likely expend all cash resources by late in the first quarter of 2010. There can be no assurance that we will obtain future financing on terms acceptable to us.

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

Note (2)    Nature of the Business

Entech Solar plans to become a leading developer of renewable energy technologies for the commercial and industrial markets. The Company designs concentrating solar modules that provide both electricity and thermal energy as part of its ThermaVolt product line and electricity only as part of its SolarVolt product line. Entech Solar owns proprietary rights to a state-of-the-art tubular skylight that provides superior light output and optical efficiency that it believes will be attractive to purchasers for commercial and industrial green building purposes.

On January 28, 2008, we completed the acquisition of ENTECH, Inc. (“ENTECH”), a Fort Worth, Texas company which previously operated for 25 years in the concentrating photovoltaic (“CPV”) industry. ENTECH received development funding from and/or installed CPV systems for NASA, Sandia National Laboratories, Department of Energy, Department of Defense and major U.S. utilities and corporations.

In the first quarter of 2009, we suspended manufacturing start-up activities associated with our first-generation CPV products. During the nine months ended September 30, 2009, we recorded a non-cash impairment charge totaling $7.0 million for manufacturing equipment, inventory and leasehold improvements directly related to our decision to suspend manufacturing at our Texas plant pending commercial production of our next generation CPV products. Our primary business strategy is to develop new solar energy products and services based upon ENTECH CPV technology. The Company seeks to leverage the combined technologies of our legacy Engineering, Procurement, and Construction (“EPC”) business and the technologies obtained from the acquisition of ENTECH, to become a leading supplier of CPV energy solutions to industrial, commercial and public sector clients. The Company is developing next generation ENTECH CPV technology to improve our ThermaVolt and SolarVolt product lines as part of providing CPV energy solutions primarily as stand-alone products to solar integrators. The Company is focused on becoming a low-cost leader in the solar industry enabling customers to significantly reduce their current costs for electric and thermal energy. We are also focused on commercializing our skylight technologies to provide day-lighting solutions for customers.

Our target customers will be distributors and end-users of energy who are interested in reducing their energy costs, environmental impact, and the variability of their monthly electricity and natural gas cost due to the volatility associated with these energy supplies. Entech Solar believes it can become a leading energy solutions supplier to industrial, commercial and public sector clients.

We do not expect to have significant revenues from operations during the remainder of 2009 because our primary focus has been and is to develop and commercialize our next-generation technologies so that we are able to supply two renewable energy outputs, electricity and hot water, at competitive prices through our patented ThermaVolt and electricity-only through our patented SolarVolt products. The Company believes that providing electricity only and electricity and hot water will give customers energy solutions that are more efficient and cost-effective.

The Company believes that the long term prospects for solar technologies are very good in light of the volatile prices for non-renewable energy sources such as oil and natural gas, current and anticipated federal and state legislation regulating carbon emissions and the use of fossil fuels, and solar electric and solar thermal government incentives. The Company believes that we have the technology, skills and experience necessary to become a market leader in the CPV industry.

Since March 2009, the Company has been working to commercialize its patented tubular skylight as a possible means to diversify and we expect launch of this product within the next few months.

The Company operates in one segment.

All of the Company’s assets are located in the United States.

Note (3)    Summary of Significant Accounting Policies

The Company follows accounting standards set by the Financial Accounting Standards Board, commonly referred to as the “FASB.” The FASB sets generally accepted accounting principles (GAAP) that we follow to ensure that we consistently report our financial condition, results of operations, and cash flows. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification, sometimes referred to as the Codification or ASC. The Codification is effective for periods ending after September 15, 2009. Prior FASB standards are no longer being issued by the FASB.

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

Effective January 1, 2009, we adopted ASC 810-10, “Noncontrolling Interests in Consolidated Financial Statements.” FASB ASC 810-10 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. Consolidated net income/loss should include the net income/loss for both the parent and the noncontrolling interest with disclosure of both amounts on the consolidated statement of income. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. There was no noncontrolling interest prior to January 1, 2009 (See Note 9).

Quarterly Financial Information and Results of Operations

The financial statements as of September 30, 2009, are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2009, and the results of operations and cash flows for the nine months then ended. Especially in light of the Company’s current business plan described in Note 2 above and outlined in more detail in Item 1 of the Company’s 2008 Annual Report on Form 10-K, the results for the nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the entire year or any future period. While management of the Company believes that the disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 including, without limitation, Item 1 of the Annual Report.

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

Fair Value of Financial Instruments

The carrying value of accounts receivable, accounts payable, note payable and accrued expenses and preferred stock warrants approximate their respective fair values because of their short-term nature.

Concentration of Credit Risk and Significant Customers

The Company holds cash and cash equivalents at one major financial institution and periodically invests all non-FDIC insured funds in government-backed U. S. Treasury bills. The Company had no monies invested in U.S. Treasury bills at September 30, 2009. Revenue for the three months ended September 30, 2009 was received primarily from one commercial customer that accounted for 65% of total revenues compared to the same period of 2008 in which there were three commercial customers that accounted for 90% of quarterly revenues. For the nine months ended September 30, three commercial customers accounted for 53% of total revenues and a related party that accounted for an additional 27%. For the same period of 2008 there were three commercial customers that accounted for 78% of total revenues. Historically, the Company has not experienced material losses as a result of credit risks and / or significant customers. The Company anticipates that it s customer mix will change significantly as it transitions from the flat-plate solar installation business to developing and selling renewable energy technologies for the commercial and industrial markets.

Product Warranty

The Company provides for the estimated cost of product warranties at the time revenue is recognized. The following table summarizes the activity regarding the Company’s warranty accrual (in thousands):

Balance, December 31, 2008	$832
Accruals for warranties issued during 2009	27
Utilization of warranty reserve during 2009	(14)

Balance, September 30, 2009	$845

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

Inventory

Inventory is stated at the lower of cost or market determined by the First-In, First-Out (FIFO) method. Historically, inventory has consisted mainly of purchased system components. As of September 30, 2009, the Company’s inventory reserve was approximately $2,632,000. Of this total reserve, $2,494,000 relates to a 2009 non-cash impairment charge based on the Company’s decision to suspend indefinitely manufacturing operations in its Texas plant. The remaining $138,000 relates to solar panels in inventory subsequent to the Company’s transition from the flat-plate project business and these panels are being sold at current market prices.

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

During the three months ended March 31, 2009, the Company also recorded an impairment charge on leasehold improvements for the Company’s Ewing, New Jersey facility in the amount of approximately $349,000. This impairment was recorded to reflect the Company’s current under-utilization of this facility.

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

Management evaluates the recoverability of such Other Intangible Assets periodically or whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. The evaluation is based on estimates of undiscounted future cash flows over the remaining useful life of the assets. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to fair value. The Company’s suspension of manufacturing first generation ENTECH products during the first quarter of 2009 caused the Company to test for impairment. Through September 30, 2009, no impairment of intangible assets was identified.

Goodwill

Goodwill was recorded in connection with the acquisition of ENTECH in January 2008. Goodwill consists of the excess of cost over the fair value of net assets acquired in business combinations accounted for as purchases.

The Company follows the provision of ASC 350-20 and ASC 350-30, Goodwill and Other Intangible Assets. ASC 350-20 requires an annual impairment test for goodwill and intangible assets with indefinite lives. Under ASC 350-20, the first step of the impairment test requires that the Company determine the fair value of each reporting unit, and compare the fair value to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform a second more detailed impairment assessment. The second impairment assessment involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify a potential impairment charge as of the assessment date.

Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the periods over which cash flows will occur, and determination of the Company’s weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. The Company will perform its annual impairment test on December 31 each year, unless triggering events occur that would cause the Company to test for impairment at interim periods. The Company suspended manufacturing first generation ENTECH products during the first quarter of 2009, which was a triggering event and caused the Company to test for impairment. Through September 30, 2009, no impairment of goodwill was identified.

Research and Development Expenses

Research and development costs are expensed as incurred.

Advertising Costs

Advertising costs, including trade shows, are expensed as incurred and there were no monies expensed for the three months ended September 30, 2009 and $39,000 for the same period in 2008, and $25,000 and $139,000 for the nine months ended September 30, 2009 and 2008, respectively.

Share-Based Compensation Costs

The Company adopted ASC 718-10 “Share-Based Payments,” which requires all companies to measure and recognize compensation expense at fair value for all stock-based payments to employees and directors.

The Company uses the binomial option-pricing model to estimate fair value of grants of employee and director stock options, with the following average assumptions:

Assumptions for Option Grants	Nine months Ended September 30, 2009
Risk-free interest rate	1.33 - 1.87%
Volatility	105 - 110%
Expected dividend yield	—
Expected term	3.6 to 3.8yrs

The Company calculates expected volatility for a share-based grant based on historic daily stock price observations of our common stock during the period immediately preceding the grant that is equal in length to the expected term of the grant. The Company also estimates future forfeitures at 17% to 19% as a part of the estimate of expense as of the grant date. The Company has used historical data to estimate expected employee behaviors related to option term, exercises and forfeitures.

With respect to both grants of options and awards of restricted stock, the risk free rate of interest is based on the U.S. Treasury rates appropriate for the expected term of the grant or award.

Share-based employee compensation expense was $175,000 and $450,000 for the three months ended September 30, 2009 and 2008, respectively and $1,630,000 for the nine months ended September 30, 2009, compared to $682,000 in the same period of 2008. This expense is presented as part of the operating results in Selling, General and Administrative expenses on the accompanying condensed consolidated statement of operations.

A summary of option activity as of September 30, 2009 and changes during the nine months then ended is presented below.

	Shares	Weighted- Average Exercise Price
Balance, December 31, 2008	20,568,963	$0.39
Granted	17,803,000	0.21
Exercised	(326,433)	0.26
Forfeited or expired	(8,509,820)	0.36

Balance, September 30, 2009	29,535,710	0.29

Options Exercisable, September 30, 2009	13,979,033	0.35

Net Loss

Because we had a net loss in the nine months ended September 30, 2009, basic loss per share includes no dilution and is computed by dividing net loss by the weighted average number of common shares outstanding for the period. As presented, the Company’s basic and diluted net loss per share is based on the weighted average number of common shares outstanding during the period.

Below is a table of the potential issuable shares, in addition to the weighted average common shares outstanding of 239,127,105 and 235,043,686 for the three months ended September 30, 2009 and 2008, and 238,144,361 and 206,415,475, for the nine months ended September 30, 2009 and 2008, respectively:

	September 30, 2009	September 30, 2008
Warrants	5,773,326	48,898,730
Stock options	29,535,710	21,173,393
Preferred stock conversion rights	54,590,121	1,405,892
Treasury Stock	(27,868)	—

Total	89,871,289	71,478,015

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued its final Statement of Financial Accounting Standards (“SFAS”) No. 168—The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162. SFAS No. 168 made the FASB Accounting Standards Codification (“the Codification”) the single source of U.S. GAAP used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the Securities & Exchange Commission (“SEC”) under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into roughly 90 accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for the Company beginning July 1, 2009. Following SFAS No. 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. In the description of Accounting Standards Updates that follows, references in “italics” relate to Codification Topics and Subtopics and their descriptive titles, as appropriate.

In May 2009, the FASB issued ASC 855-10, “Subsequent Events”, effective for interim and annual reporting periods ending after June 15, 2009. ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted ASC 855-10 and it did not have an impact on the Company’s Consolidated Financial Statements. The Company evaluated all events or transactions that occurred after September 30, 2009 up through November 9, 2009. During this period no material subsequent events came to our attention.

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

Additionally, (i) the ENTECH stockholders are entitled to receive future earn-out consideration calculated as 5% of ENTECH’s gross revenues determined in accordance with generally accepted accounting principles until the accumulated total of such earn-out payments paid by the Company to the ENTECH stockholders equals $5,000,000, and (ii) the Company entered into employment agreements with five former ENTECH employees (see “Employment Agreements” in Note (11) below). As of September 30, 2009 the earn-out accruals are immaterial.

Note (5)    Property and Equipment

Property and Equipment consist of the following at September 30, 2009 and December 31, 2008:

	(in thousands)
	September 30, 2009	December 31, 2008
Machinery and equipment	$5,655	$3,357
Impairment of machinery and equipment	(4,128)	—
Vehicles	60	301
Computers	722	682
Leasehold improvements	2,266	2,266
Impairment of leasehold improvements	(688)	—

	3,887	6,606
Less accumulated depreciation	(812)	(637)

Property and Equipment, net	$3,075	$5,969

Depreciation expense for the three and nine months ended September 30, 2009 was $94,000 and $304,000, respectively, as compared to the same periods in 2008 of $146,000 and $334,000.

In accordance with the Company’s adoption of the sections of ASC 820-10, “Fair Value Measurements,” related to non-financial assets and liabilities on January 1, 2009 and applying the guidance relating to the Company’s first quarter 2009 suspension of manufacturing of its legacy products, the Company evaluated the portions of fixed assets that directly relate to the suspended manufacturing announcement and subsequently recorded a fixed asset write-down in the amount of approximately $4,467,000. The Company used significant unobservable inputs (Level 3), such as an alternative use for the fixed assets, to determine the fair value of the fixed assets.

The Company also recorded an impairment charge on leasehold improvements for the Company’s Ewing, New Jersey facility in the amount of approximately $349,000. This impairment was recorded to reflect the Company’s current under-utilization of this facility.

Note (6)    Intangible Assets

Intangible assets are listed below with associated accumulated amortization as of September 30, 2009 and December 31, 2008.

	(in thousands)
	September 30, 2009	December 31, 2008
ENTECH trademark (indefinite life)	1,600	$1,600
ENTECH technology	23,750	23,750
Accumulated amortization	(4,167)	(2,292)

ENTECH intangibles, net	$21,183	$23,058

Amortization expense for the three and nine months ended September 30, 2009 were approximately $625,000 and $1,875,000, respectively, compared to approximately $632,000 and $1,690,000 for the same periods in 2008.

Based on the carrying amount of the intangible assets, the estimated future amortization expense is as follows:

(in thousands)
Three month period ended December 31, 2009	$625
Year ended December 31, 2010	2,500
Year ended December 31, 2011	2,500
Year ended December 31, 2012	2,500
Year ended December 31, 2013	2,500
Thereafter	8,958

Total future amortization expense	$19,583

Note: The ENTECH trademark has an indefinite life and is therefore not being amortized.

Note (7)    Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at September 30, 2009 and December 31, 2008:

	(in thousands)
	September 30, 2009	December 31, 2008
Accounts payable	$457	$1,242
Accrued salaries	196	320
Accrued severance	591	—
Accrued warranty reserve	845	832
Accrued sales and use tax	2	488
Accrued legal settlement	138	—
Deferred Rent	89	—
Payroll taxes and 401K	90	—
Billings in excess of project cost	—	559
Other accrued expenses	315	635

	$2,723	$4,076

Note (8)    Related Party Transactions

On September 10, 2009, The Quercus Trust provided a $2,000,000 bridge loan to the Company for working capital prior to completion of the rights offering. The transaction was reviewed and approved in accordance with the Company’s related-party transaction policy. The Company executed this bridge loan as a Convertible Promissory Note (“Loan”) to evidence its obligation to re-pay The Quercus Trust.

The Convertible Promissory Note is currently due (or may be converted into common stock) on January 1, 2010; however, the Stand By Purchase Agreement provides, and it is anticipated that, the Loan will be credited against amounts payable by The Quercus Trust pursuant to The Stand By Purchase Agreement, and will be repaid concurrently with the closing of the rights offering to the extent that the amount of common stock allocated to The Quercus Trust in the rights offering is less than the principle and interest due on the Loan.

In the nine months ended September 30, 2009, the Company recorded a related party sale to the Company’s former CEO and Former Chairman of third party solar panels from inventory, in the amount of $125,000.

During the nine months ended September 30, 2009 and 2008, the Company recorded related party sales to a principal shareholder of MobileMaxPure® units, recognizing revenue of $597,000 and $775,000, respectively. This principal shareholder, The Quercus Trust, has appointed five of the seven members of our Board of Directors, and the Chairman of the Board, David Gelbaum, is the co-trustee of The Quercus Trust. The amount of the recognized revenue was more than the cost of the units in 2009, and this additional $426,000 paid to the Company was classified under Additional Paid in Capital as a contribution.

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

Note (9)    Convertible Preferred Stock

As of September 30, 2009, the Company had 611,111 shares of Series B 7% Convertible Preferred Stock and 4,892,857 shares of Series D Convertible Preferred Stock and 505,044 warrants to purchase shares of Series D stock outstanding.

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

It is the Company’s position that the holder of these preferred shares failed to convert to shares of the Company’s common stock in accordance with the terms of issuance, and that the preferred shares expired on September 8, 2003. It is the Company’s position that the obligations for the payment of dividends on such shares also terminated on that date. As of September 30, 2009, the Company continues to be engaged in negotiations with the holder of the Series B preferred shares to resolve the disputed terms of conversion.

Series C 6% Convertible Redeemable Preferred Stock

Based on conversion features exercised as of January 1, 2009 three former stockholders of our Series C 6% Convertible Preferred Stock collectively own 1% of ENTECH’s common stock and the Company owns the remaining 99% of ENTECH’s common stock.

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

Series C and D Convertible Redeemable Preferred Stock Classification

The Series C and D Preferred Stock were classified out of permanent equity since it fit certain criteria in ASC 505-10; however it was not classified as a liability since it did not meet the definition of a liability. The warrants on the Series D Preferred Stock were classified as a current liability under the guidance established in ASC 505-10, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”

The value of the warrants to purchase Series D Preferred Stock was calculated by converting them to their common share equivalents, then utilizing the Black-Scholes Method to arrive at a fair value. The amounts allocated to the preferred stock and warrants were equivalent to their relative fair values. In accordance with ASC 505-10, the warrants were valued at their redemption amount of $1,393,827.

Liquidation Preference

Upon liquidation, holders of the Series D Convertible Redeemable Preferred Stock will be entitled to the greater of (1) a per share amount equal to the original purchase price plus any dividends accrued but not paid and (2) the amount that the holder would receive in respect of a share of Series D Convertible Redeemable Preferred Stock if immediately prior to dissolution and liquidation, all shares of Series D Convertible Redeemable Preferred Stock were converted into shares of common stock. The liquidation preference of Series D at September 30, 2009 is $13,500,000.

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

There were no new warrants issued in the first nine months of 2009.

Warrant transactions consisted of the following during the nine months ended September 30, 2009:

	Exercisable Warrants	Avg. Stock Price
Warrants outstanding as of December 31, 2008	48,873,730	$1.48
Exercise of warrants	(1,461,739)	0.20
Expiration/Cancellation of outstanding warrants	(41,638,665)	1.67

Warrants outstanding as of September 30, 2009	5,773,326	$0.37

Warrants outstanding expire as follows:

Year	Warrants Expiring	Avg. Stock Price
2009	228,666	$0.17
2010	—	—
2011	3,254,460	0.29
2012	2,290,200	0.51

	5,773,326	$0.37

Note (11)    Commitments and Guarantees

The Company’s commitments and guarantees for the remainder of 2009 and the years 2010 through 2013 and thereafter are estimated below:

(In thousands)	2009	2010	2011	2012	2013	Thereafter	Total
Employment obligations	$448	$1,080	$50	$—	$—	$—	$1,578
Renewable energy credit guarantee obligations	15	60	60	60	—	—	195
Operating lease payments	194	773	773	773	816	2,722	6,051

Total	$657	$1,913	$883	$833	$816	$2,722	$7,824

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

Employment Agreements

Upon the closing of the ENTECH acquisition, the Company entered into employment agreements with five ENTECH employees that provide for base compensation ranging between $79,284 and $196,248. Each of the five ENTECH employees also received options to purchase 300,000 shares of the Company’s common stock at an exercise price equal to the fair market value of the common stock on the date of grant. As additional compensation, four of such ENTECH employees are each entitled to an amount calculated as 0.2% of ENTECH’s gross revenues determined in accordance with accounting principles generally accepted in the United States until the accumulated total of such additional compensation paid by the Company to each of them equals $1,000,000. As of September 30, 2009, no additional compensation was earned.

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

Mr. Quentin Kelly, former Chief Executive Officer, resigned from the Company on January 7, 2009 and the parties executed a Separation Agreement and General Release as of January 20, 2009. On March 6, 2009, Mr. Kelly and the Company closed on the sale to Mr. Kelly of substantially all of the Mobile MaxPure® assets and certain trademarks relating to the Company’s former names for $358,035. Mr. Kelly received a $225,000 purchase price credit and the parties agreed that the balance of the purchase price, $133,035, would be paid by Mr. Kelly through the reduction of Mr. Kelly’s cash severance payments. Mr. Kelly will receive pre-tax monthly severance payments of $25,000 beginning in July 2009, with the balance of approximately $500,000 to be paid in April 2010. The amounts were accrued for at September 30, 2009, and included in Accounts Payable and Accrued Expenses, on the accompanying Condensed Consolidated Balance Sheets.

Note (12)    Contingencies

The Company is subject to various claims and suits from time to time in the ordinary course of its business. The Company is not aware of any pending or threatened litigation that could have a material adverse effect on the Company’s business, financial condition or results of operations.

Note (13)    Supplemental Disclosure of Cash Flow Information

(In thousands)	Nine Months Ended September 30, 2009 (in thousands)	Nine Months Ended September 30, 2008 (in thousands)
Conversion of Series C 6% Convertible Redeemable Preferred Stock	$170	$—
Issuance of stock in lieu of Interest (non-cash)	—	77
Issuance of stock for services (non-cash)	—	110
Cash for interest	—	40
Conversion of note into convertible Preferred Series F	—	6,000
Issuance of Common Stock for acquisition of ENTECH	—	42,295
Issuance of Series E Convertible Preferred Stock for Common Stock	—	27,383

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

MANAGEMENT OVERVIEW

Entech Solar, Inc. (“Entech Solar” or the “Company”) plans to become a leading developer of renewable energy technologies for the commercial and industrial markets. The Company designs concentrating solar modules that provide both electricity and thermal energy as part of its ThermaVolt product line and electricity only as part of its SolarVolt product line. Entech Solar owns proprietary rights to a state-of-the-art tubular skylight that provides superior light output and optical efficiency that it believes will be attractive to purchasers for commercial and industrial green building purposes.

On January 28, 2008, we completed the acquisition of ENTECH, Inc. (“ENTECH”), a Fort Worth, Texas company which previously operated for 25 years in the concentrating photovoltaic (“CPV”) industry. ENTECH received development funding from and/or installed CPV systems for NASA, Sandia National Laboratories, Department of Energy, Department of Defense and major U.S. utilities and corporations.

In the first quarter of 2009, we transitioned from the flat-plate solar installation business and suspended manufacturing start-up activities associated with our first-generation CPV products. During the nine months ended September 30, 2009, we recorded a non-cash impairment charge totaling $7.0 million for manufacturing equipment, inventory and leasehold improvements directly related to our decision to suspend manufacturing at our Texas plant pending commercial production of our next generation CPV products. Our primary business strategy is to develop new solar energy products and services based upon ENTECH CPV technology. The Company seeks to leverage the combined technologies of our legacy Engineering, Procurement, and Construction (“EPC”) business and the technologies obtained from the acquisition of ENTECH, to become a leading supplier of CPV energy solutions to industrial, commercial and public sector clients. The Company is developing next generation ENTECH CPV technology to improve our ThermaVolt and SolarVolt product lines as part of providing CPV energy solutions primarily as stand-alone products to solar integrators. The Company is focused on becoming a low-cost leader in the solar industry enabling customers to significantly reduce their current costs for electric and thermal energy. We are also focused on commercializing our skylight technologies to provide day-lighting solutions for customers.

Our target customers will be both distributors and end-users of energy who are interested in reducing their energy costs, environmental impact, and the variability of their monthly electricity and natural gas cost due to the volatility associated with these energy supplies. Entech Solar believes it can become a leading energy solutions supplier to industrial, commercial and public sector clients.

We do not expect to have significant revenues from operations during the remainder of 2009 because our primary focus has been and is to develop and commercialize our next-generation technologies so that we are able to supply two renewable energy outputs, electricity and hot water, at competitive prices through our patented ThermaVolt and electricity-only through our patented SolarVolt products. The Company believes that providing electricity only and electricity and hot water will give customers energy solutions that are more efficient and cost-effective.

The Company believes that the long term prospects for solar technologies are very good in light of the volatile prices for non-renewable energy sources such as oil and natural gas, current and anticipated federal and state legislation regulating carbon emissions and the use of fossil fuels, and solar electric and solar thermal government incentives. The Company believes that we have the technology, skills and experience necessary to become a market leader in the CPV industry.

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

FASB CODIFICATION DISCUSSION

In June 2009, the Financial Accounting Standards Board (“FASB”) issued its final Statement of Financial Accounting Standards (“SFAS”) No. 168—The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162. SFAS No. 168 made the FASB Accounting Standards Codification (“the Codification”) the single source of U.S. GAAP used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the Securities & Exchange Commission (“SEC”) under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into roughly 90 accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for the Company beginning July 1, 2009. Following SFAS No. 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. In the description of Accounting Standards Updates that follows, references in “italics” relate to Codification Topics and Subtopics and their descriptive titles, as appropriate.

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

SHARE-BASED COMPENSATION COSTS

The Company adopted ASC 718-10 “Share-Based Payments,” which requires all companies to measure and recognize compensation expense at fair value for all stock-based payments to employees and directors.

The Company uses the binomial option-pricing model to estimate fair value of grants of employee and director stock options, with the following average assumptions:

Assumptions for Option Grants	Nine months Ended September 30, 2009
Risk-free interest rate	1.33 - 1.87%
Volatility	105 - 110%
Expected dividend yield	—
Expected term	3.6 to 3.8yrs

The Company calculates expected volatility for a share-based grant based on historic daily stock price observations of our common stock during the period immediately preceding the grant that is equal in length to the expected term of the grant. The Company also estimates future forfeitures at 17% to 19% as a part of the estimate of expense as of the grant date. The Company has used historical data to estimate expected employee behaviors related to option term, exercises and forfeitures.

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

Management evaluates the recoverability of such Other Intangible Assets periodically or whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. The evaluation is based on estimates of undiscounted future cash flows over the remaining useful life of the assets. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to fair value. The Company’s suspension of manufacturing first generation ENTECH products during the first quarter of 2009 caused the Company to test for impairment. Through September 30, 2009, no impairment of intangible assets was identified.

GOODWILL

Goodwill was recorded in connection with the acquisition of ENTECH in January 2008. Goodwill consists of the excess of cost over the fair value of net assets acquired in business combinations accounted for as purchases.

The Company follows the provision of ASC 350-20 and ASC 350-30, Goodwill and Other Intangible Assets. ASC 350-20 requires an annual impairment test for goodwill and intangible assets with indefinite lives. Under ASC 350-20, the first step of the impairment test requires that the Company determine the fair value of each reporting unit, and compare the fair value to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform a second more detailed impairment assessment. The second impairment assessment involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify a potential impairment charge as of the assessment date.

Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the periods over which cash flows will occur, and determination of the Company’s weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. The Company will perform its annual impairment test on December 31 each year, unless triggering events occur that would cause the Company to test for impairment at interim periods. The Company suspended manufacturing first generation ENTECH products during the first quarter of 2009, which was a triggering event and caused the Company to test for impairment. Through September 30, 2009, no impairment of goodwill was identified.

RESULTS OF OPERATIONS—QUARTER ENDED SEPTEMBER 30, 2009 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2008

(Amounts are rounded to the nearest thousand)

Our results of operations for the quarter ended September 30, 2009 are not comparable with prior period because during the first quarter of 2009, we decided to transition from the flat-plate solar installation business and suspend manufacturing start-up activities associated with first generation CPV products.

Revenues:

Total Revenues for the quarter ended September 30, 2009 amounted to $75,000 compared to $6,470,000 in the same period in 2008. The decline in revenues reflected the Company’s decision to transition from the flat-plate solar installation business. Revenues included in the quarter ended September 30, 2008 period primarily was generated by the Denver International Airport and Valley Center, CA projects, and the sale of panels and engineering services to a third-party installer, with the revenue amounts of $992,000, $3,646,000, and $1,180,000, respectively.

Cost of Revenues:

Total Cost of Revenue for the quarter ended September 30, 2009 amounted to $72,000 compared to $8,768,000 in the same period of 2008. The cost of revenues in the prior year period consisted primarily of third party construction and installation expense, materials and supplies required for construction and component equipment, including solar panels, solar array, inverters, variable speed drives and meters.

Operating Expenses:

Selling, General and Administrative Expenses (SG&A) for the quarter ended September 30, 2009, amounted to $2,516,000, compared to $4,308,000 in the comparable 2008 period, a decrease of $1,792,000. The change in SG&A expenses resulted primarily from the following:

•	Reclassifications of certain SG&A expenses to Research and Development Expenses in 2009.

•	Wages and benefits decreased $978,000 compared to the prior year period due to headcount reductions.

•

Bad debt expenses decreased $59,000 due a customer’s ability to secure financing for an outstanding accounts receivable that had been reserved through the allowance for doubtful accounts during the 2009 first quarter.

•	Remaining decreases in SG&A resulted from reductions in professional fees and other administrative expenses.

Depreciation and Amortization for the quarter ended September 30, 2009, amount to $719,000, compared to $778,000 in the prior year period.

Research and Development (R&D) Expenses for the quarter ended September 30, 2009 consists primarily of 1) salary expense for internal personnel and personnel-related costs as well as external consultants and contractors, 2) prototype and related material costs for product development, and 3) other product development testing costs. R&D expenditures are critical to the Company’s strategic objectives of enhancing its technology to meet the requirements of its targeted customers. The Company expects to increase its current level of expenditures for R&D on a going-forward basis. R&D expenses incurred in the quarter ended September 30, 2009 totaled $1,653,000 compared to $43,000 in the prior year period, which reflect a reclassification of certain SG&A costs to R&D.

Loss from Operations:

In the quarter ended September 30, 2009, the Company incurred a loss from operations of $4,885,000, a decrease of $2,542,000 from the $7,427,000 loss during the same period in 2008. The lower loss from operations during the period resulted from the Company’s decision to transition from the flat-plate solar installation business resulting in lower revenues and accompanying costs of revenues and decreased administrative costs during the start-up operations and development of next-generation products.

Other income (expense):

In the quarter ended September 30, 2009, Other income (expense) amounted to $90,000 income primarily due to $99,000 income due to the sale of obsolete inventory during the period, compared to $30,000 interest income in the prior year quarter.

Net Loss:

In the quarter ended September 30, 2009, the Company incurred a net loss of $4,795,000, a decrease of $2,602,000 from the $7,397,000 loss for the comparable period in 2008 due to the explanations above.

RESULTS OF OPERATIONS—FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2008

(Amounts are rounded to the nearest thousand)

Our results of operations for the first nine months of 2009 are not comparable with prior period because during the first quarter of 2009, we decided to transition from the flat-plate solar installation business and suspend manufacturing start-up activities associated with first generation CPV products.

Revenues:

Total Revenues for the nine months ended September 30, 2009 amounted to $2,188,000 compared to $23,070,000 in the same period in 2008. The decline in revenues reflects the Company’s decision to transition from the flat-plate solar installation business. For the first nine months of 2008, Contract Revenue resulted from Fresno Airport and Denver Airport projects, along with a Valley Center, CA Water District project and the sale of panels and engineering services to a third-party installer, accounting for 92% of the contract revenue, with amounts totaling $2,336,000, $13,273,000, $3,646,000, and $1,180,000, respectively. The decrease is primarily due to the Company’s decision to transition from the flat-plate solar installation business. All 2009 contract revenue has been generated by domestic projects. Revenues from Equipment & Services for the nine months ended September 30, 2009, amounted to $170,000, and consisted mainly of existing component inventory sold during the first quarter and services for operations &

maintenance in third quarter. There was no equipment sales recorded in the first nine months of 2008. Revenues from a Related Party for the nine months ended September 30, 2009, amounted to $597,000 compared to $775,000 in the same period in 2008. The 2009 sale consisted of 10 MobileMaxPure® units to the Company’s principal shareholder. Revenues from Former Chairman for the nine months ended September 30, 2009, amounted to $125,000, and related to a sale of solar panels to the Company’s former CEO and Former Chairman. There was no revenue of this nature recorded in the first nine months of 2008.

Cost of Revenues:

Cost of Contract Revenue consists primarily of third party construction and installation expense, materials and supplies required for construction and component equipment, including solar panels, solar array, inverters, variable speed drives and meters. Cost of Equipment & Services Revenue consists primarily of existing component equipment, as well as services for operations and maintenance. Cost of Related Party Revenue consists primarily of third party assembly and installation expense, materials and supplies required for construction and component equipment, including solar panels, solar array, inverters, variable speed drives and meters. Cost of Revenues from Former Chairman for the nine months ended September 30, 2009, related to the costs of solar panels sold to the Company’s former CEO and Former Chairman. There was no cost of revenue of this nature recorded in the first nine months of 2008.

Manufacturing Operations Impairment consists of non-cash charges for the following: manufacturing equipment recorded in the amount of $4,128,000; leasehold improvements at our manufacturing facility in the amount of $338,000; and an inventory write-down of $2,502,000 subsequent to the Company’s announcement that it had indefinitely suspended manufacturing as of March 30, 2009. No similar impairment charges were recorded in the nine-month period of 2008.

Operating Expenses:

Selling, General and Administrative Expenses (SG&A) for the nine months ended September 30, 2009, amount to $12,983,000, compared to $13,801,000 in the first nine months of 2008, a decrease of $818,000. The change in SG&A expenses resulted primarily from the following:

•	Reclassifications of certain SG&A expenses to Research and Development Expenses in 2009.

•	Share-based compensation costs increased to $1,630,000 versus $682,000 in the prior year period.

•	Wages and benefits decreased $1,262,000 compared to the prior year period due to headcount reductions.

•	An impairment charge of $349,000 due to an under-utilization of the New Jersey facility for the first nine months of 2009 that was not reflected in the prior year period.

•	Remaining decreases in SG&A resulted from reductions in professional fees, travel expenses, office expenses and marketing expenses of $1,405,000 from the same period in 2008.

Depreciation and Amortization for the nine months ended September 30, 2009, amounted to $2,179,000, compared to $2,027,000 in the prior year period in 2008.

Research and Development (R&D) Expenses for the first nine months of 2009 consists primarily of 1) salary expense for internal personnel and personnel-related costs, 2) prototype and material costs for product development, and 3) other product development testing costs. R&D expenses incurred in the nine months ended September 30, 2009 totaled $3,828,000 compared to $140,000 in the first nine months of 2008, which reflects a reclassification from certain SG&A to R&D in 2009. This increase results from the Company’s goal of enhancing it technologies to meet the requirements of its customers. The Company expects to further its level of expenditures for R&D.

Loss from Operations:

In the nine months ended September 30, 2009, the Company incurred a loss from operations of $25,434,000, an increase of $1,941,000 over the $23,493,000 loss during the same period in 2008. Non-cash impairment charges of $6,968,000 were recorded during the first nine months of 2009 due to the indefinite suspension of manufacturing start-up activities announced in March 2009.

Other income (expense):

In the nine months ended September 30, 2009, Other income (expense) amounted to $172,000 primarily due to income from the sale of obsolete inventory and interest income. In the 2008 comparable period, Other income (expense) was $342,000 primarily due to interest income.

Net Loss:

In the nine months ended September 30, 2009, the Company incurred a net loss of $25,262,000 a decrease of $2,111,000 over the $23,151,000 loss for the comparable period in 2008 due to the explanations above.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2009, Entech Solar, Inc.’s current ratio was 0.96 and working capital was ($0.2) million compared to December 31, 2008, with a current ratio of 3.12 and working capital of $15.5 million. As of September 30, 2009 the Company had $4.8 million in cash and cash equivalents compared to $12.2 million at December 31, 2008. Net cash used in operating activities for the nine months ended September 30, 2009 was $10.0 million compared to $24.5 million used in operations in the same period in 2008. Net cash used in operating activities for the nine months ended September 30, 2009 was primarily the result of the Company’s net loss of $25.3 million, offset by non-cash charges primarily consisting of share-based compensation costs ($1.6 million), amortization and depreciation expenses ($2.2 million), and manufacturing impairment charges ($7.0 million) and positive working capital changes which include cash receipts totaling $2.0 million on a project in New Jersey.

During the nine months ended September 30, 2009, there were $43,000 provided by investing activities compared to $8.5 million used in investing activities in the comparable period of 2008. Net cash provided by financing activities in the nine month ended September 30, 2009, totaled $2.6 million compared to $36.6 million in the comparable period of 2008. The 2008 period primarily reflects proceeds from the issuance of convertible preferred stock and warrants to The Quercus Trust, the Company’s principal investor.

The Company has historically financed operations and met capital expenditures requirements primarily through issuances of capital stock and borrowings and through solar system equipment sales. The Company is not currently marketing solar system equipment.

On March 13, 2009, the Company announced that it intends to effect a $3 million common stock rights offering to its shareholders in order to raise equity capital for product development and commercialization of its renewable energy technologies. The Company subsequently filed a Form S-1 Registration Statement on July 15, 2009, increasing the size of the rights offering to $5 million. The prospectus portion of the Registration Statement states that the Quercus Trust, the largest beneficial owner of Entech Solar’s common stock, is entering into a private offering with the Company to backstop the rights offering in full. The Company anticipates that the rights offering will commence after the S-1 Registration Statement is declared effective by the Securities and Exchange Commission.

The Company and The Quercus Trust are negotiating the terms of a Stand By Purchase Agreement pursuant to which The Quercus Trust will agree to purchase the amount of shares it is allotted in the rights offering plus all other shares of common stock not purchased by other shareholders in the rights offering. Therefore, the Company expects to raise the entire $5 million of shares being offered in the rights offering.

On September 10, 2009, The Quercus Trust provided a $2,000,000 bridge loan to the Company for working capital prior to completion of the rights offering. The transaction was reviewed and approved in accordance with the Company’s related-party transaction policy. The Company executed this bridge loan as a Convertible Promissory Note (“Loan”) to evidence its obligation to re-pay The Quercus Trust. The Convertible Promissory Note is currently due (or may be converted into common stock) on January 1, 2010; however, the Stand By Purchase Agreement provides, and it is anticipated that, the Loan will be credited against amounts payable by The Quercus Trust pursuant to the Stand By Purchase Agreement, and will be repaid concurrently with the closing of the rights offering to the extent that the amount of common stock allocated to The Quercus Trust in the rights offering is less than the principle and interest due on the Loan.

If we are unable to raise additional financing, we may be required to reduce our spending plans, license to others products or technologies that we would otherwise seek to commercialize, and/or sell certain assets. Presently, with the anticipated funding from the $5 million rights offering and, assuming repayment of the $2 million promissory note on or before January 1, 2010, we will likely expend all cash resources by late in the first quarter of 2010. There can be no assurance that we will obtain future financing on terms acceptable to us.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2009, the FASB issued ASC 855-10, “Subsequent Events”, effective for interim and annual reporting periods ending after June 15, 2009. ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted ASC 855-10 and it did not have an impact on the Company’s Consolidated Financial Statements. The Company evaluated all events or transactions that occurred after September 30, 2009 up through November 9, 2009. During this period no material Subsequent Events came to our attention.

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

PART II—OTHER INFORMATION

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

Our operations have relied almost entirely on external financing to fund our operations. Such financing has historically come from a combination of borrowings from and sale of, common and convertible preferred stock to, third parties. We will need to raise additional capital to fund our anticipated operating expenses and future expansion. Among other things, external financing will be required to cover our operating and capital costs. The sale of our stock to raise capital may cause dilution to our existing shareholders. Our inability to obtain adequate financing would likely result in the need to reduce or curtail business operations. Any of these events would be materially harmful to our business and may result in a lower stock price.

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

To the extent the Company determines to sell its products and services outside the United States, our operations are subject to foreign currency exchange rate fluctuations. We may suffer losses due to adverse foreign currency exchange rate fluctuations.

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

In October, 2009, The Quercus Trust beneficially owned 97,734,121 shares of our common stock, or approximately 33.9%, of our common stock. David Gelbaum, our Chairman of the Board, is the co-trustee of The Quercus Trust. Pursuant to rights available to The Quercus Trust as the holder of the Company’s Series D and Series F Convertible Preferred Stock, The Quercus Trust also appointed Messrs. Anthony, Corsell, Field and Worenklein as members of our Board, giving The Quercus Trust majority control of the Board. The Quercus Trust currently has the ability to exert substantial influence over the outcome of all corporate actions requiring stockholder approval, including the election of directors, amendments to our Certificate of Incorporation and approval of significant corporate transactions. As long as The Quercus Trust owns such a significant percentage of our common stock and maintains majority control of the Board, our other stockholders may be unable to affect or change the management or the direction of our Company without the support of The Quercus Trust.

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

Effective internal controls are necessary for us to provide reliable financial reports. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. In addition, Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting. We have responded to the requirements of Section 404 by strengthening, assessing and testing our system of internal controls to provide the basis for our report. The process of strengthening our internal controls and complying with Section 404 is expensive and time consuming, and requires significant management attention. We cannot be certain that these measures will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Furthermore, if we rapidly grow our business, our internal controls will become more complex and will require significantly more resources to ensure our internal controls overall remain effective. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our auditors discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price.

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

Risks Related to Operations

The Company’s success depends in part upon its ability to develop manufacturing processes consistent with producing product at high quality and high yield.

In order to successfully commercialize its technology, the Company may need to install, fit-up, and qualify custom-designed and fabricated equipment as well as commercially available equipment. Once the equipment is operational, the Company needs to develop processes to fabricate the Entech products. Processes may encompass activities such as die attach, lead attach, encapsulation, testing and others. These processes need to result in high yields in order to meet cost targets and with high quality to meet certification and warranty lifetime. As with any complex product, processes may interact and may have narrow or wide process latitude depending upon the product design and implementation. If the manufacturing processes cannot be developed to pre-established criteria, this may delay the introduction or new products to market or may limit the general availability of the products. In addition, delays in completing and achieving the required manufacturing processes may adversely affect product development schedules, delay contract signing and revenue recognition, and could have a material adverse effect on the business.

Expansion of our manufacturing capacity has and will continue to increase our fixed costs, which increase may have a negative impact on our financial condition if demand for our products decreases.

We recently expanded our facilities. As we build additional facilities or add to existing facilities our fixed costs will increase. If the demand for our solar power products or our production output decreases, we may not be able to spread a significant amount of our fixed costs over the production volumes, thereby increasing our per unit fixed cost, which would have a negative impact on our financial condition and results of operations.

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

Suspension of operations may result in write downs of assets, adversely affecting our profitability.

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

Risks Related to Legacy Projects from Entech, Inc. or Entech Solar, Inc.

We may be subject to unexpected warranty and product liability claims, and such claims, may materially affect our business and results of operations.

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

ITEM 6.    EXHIBITS

Exhibit Number	Description
31.1	Certification by the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification by the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Included herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Entech Solar, Inc.

(Registrant)

By:	/s/ FRANK W. SMITH	Date: November 9 2009
Frank W. Smith
Chief Executive Officer

By:	/s/ SANDRA J. MARTIN	Date: November 9, 2009
Sandra J. Martin
Chief Financial Officer