Form 10-K
period 2009-12-31
ENTECH SOLAR, INC.
filed 2010-03-31
CIK 811271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

Commission file number: 000-16936

Entech Solar, Inc.

(Exact name of registrant as specified in its Charter)

Delaware	33-0123045
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
13301 Park Vista Blvd, Suite 100, Fort Worth, Texas	76177
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (817) 224-3600

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

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

On June 30, 2009 the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $35,944,176.

As of March 19, 2010 the Registrant had outstanding 284,648,566 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the registrant’s definitive proxy statement for the registrant’s 2010 Annual Meeting of Stockholders for the fiscal year ended December 31, 2009 are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.

PART I.

ITEM 1. BUSINESS

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, which are subject to risks, uncertainties and assumptions that are difficult to predict. All statements in this Annual Report on Form 10-K, other than statements of historical fact, are forward-looking statements. The forward-looking statements include statements, among other things, concerning our business strategy, including anticipated trends and developments in and management plans for, our business and the markets in which we operate; future financial results, operating results, revenues, gross profit, operating expenses, products, projected costs and capital expenditures; research and development programs; sales and marketing initiatives; timing for product launches; competition; our estimate that the SolarVolt™ technology will use about 95% less silicon material than conventional photovoltaic energy systems; the designs of our products and systems; our estimate that ThermaVolt™ and SolarVolt™ will perform well in locations with above-average sunlight; our plan to focus only on particular regions of the United States for customers and sales; our expectation of typical system sizes for ThermaVolt™ and SolarVolt™ installations; our intent to sell through third parties such as solar integrators and project developers; our plan to outsource manufacturing; our anticipated prospective customer base; our pending and planned patent, copyright, and trademark applications; our plans and means to protect key ideas and processes; our reviews of a prospective vendor’s suitability; our attempts to develop alternative sources of components; the existence and status of government rebates, incentives, and regulations; the possible complexities of navigating both Federal and State-level regulatory systems; possible changes in laws, court rulings, or administrative guidelines; the competitiveness of key labor markets; our analysis of potential risks; our projections regarding needs for financing; projections of revenues; our projected potential risks from possible future mergers; prospective demand for our products; possible economic or other insecurity; possible losses from exchange rate fluctuations; possible changes in value of, or difficulty selling, our stock classes; possible future restrictions on our ability to pay dividends; foreseeable obstacles to a takeover that some shareholders may favor or circumstances; events or circumstances that may discourage bids for a takeover; possible material changes in valuation of assets; potential obstacles to shareholders changing the management of the company; our plans to attract and retain key employees; the possibility that we may not maintain adequate controls over financial reporting; the need to protect intellectual property rights and defend against intellectual property lawsuits; the need to continue to develop our technology; our plan to fabricate high quality products at low costs ; our ability to maintain low costs per unit; delays in manufacturing that could negatively impact our business; interruptions in our supply chain; the possibility of the cost of materials dropping and more competitors entering the market; our ability to obtain performance bonding and potential exclusion from bidding on projects; possible delays in construction due to weather, permits and approvals, or materials; potential operational risks of our complex solar technology; the possibility that our designs do not meet required certification criteria; the risks of warranty and product liability claims; our anticipated competition from traditional electricity producers; our plan to become a leading developer of renewable energy technologies for certain markets; our belief that we can become a leading energy solutions supplier to certain clients; our expectation of no significant revenues in 2010 or until our next generation products are commercialized; our belief that we can provide efficient and cost-effective energy solutions; our belief that the long-term prospects for solar energy are very good; our belief that we have the technology, skills and experience to become a market leader in our industry; our expectation of increased spending on research and development; our plan to continue raising funds through sales of capital stock; our anticipation of running out of funds, with no further financing, by the end of fiscal 2010; our goal of enhancing our technologies to meet the needs of potential customers; and our anticipated competition from other solar-power electricity producers. In some cases, you can identify these statements by forward-looking words, such as “estimate”, “expect”, “anticipate”, “project”, “plan”, “intend”, “believe”, “forecast”, “foresee”, “likely”, “may”, “should”, “goal”, “target”, “might”, “will”, “could”, “predict”, “strategy”, “seek”, “focus”, “prospective”, and “continue”, the negative or plural of these words and other comparable terminology. Our forward-looking statements are only predictions based on our current expectations and our projections about future events. All forward-looking statements included in this Annual Report on Form 10-K are based upon information available to us as of the filing date of this Annual Report on Form 10-K. You should not place undue reliance on these forward-looking statements. We undertake no obligation to update any of these forward-looking statements, except as required by law. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these statements. These factors include the matters discussed in the section entitled “Item 1A: Risk Factors” and elsewhere in this Annual Report on Form 10-K. You should carefully consider the risks and uncertainties described herein.

OVERVIEW

We plan to become a leading developer of renewable energy technologies for the commercial, industrial and utility markets. Our designs in concentrating solar modules provide both electricity and thermal energy as part of our ThermaVolt™ product line and electricity only as part of our SolarVolt™ product line. In January 2010, we launched our patented, state-of-the-art collimating tubular skylight that we believe provides superior light output and optical efficiency for commercial and green building initiatives.

Our target customers will be both distributors and end-users of energy who are interested in reducing their energy costs, environmental impact, and the variability of their monthly electricity and natural gas cost due to the volatility associated with these energy supplies. We believe we can become a leading energy solutions supplier to industrial, commercial and public sector clients.

We did not have significant revenues from operations during 2009, nor do we expect to have significant revenues in 2010, because our primary focus is on developing and commercializing our next-generation technologies so that we are able to supply two renewable energy outputs - electricity and hot water - at competitive prices through our patented ThermaVolt™ and electricity-only through our patented SolarVolt™ products. We believe that providing electricity only and electricity and hot water will give customers energy solutions that are more efficient and cost-effective.

On January 28, 2008, we completed the acquisition of ENTECH, Inc. (“ENTECH”), a Keller, Texas company which previously operated for 25 years in the concentrating photovoltaic (“CPV”) industry. ENTECH received development funding from and/or installed CPV systems for NASA, Sandia National Laboratories, Department of Energy, Department of Defense and major U.S. utilities and corporations.

In the first quarter of 2009, we transitioned from the flat-plate solar installation business and suspended manufacturing start-up activities associated with our first-generation CPV products. During the twelve months ended December 31, 2009, we recorded a non-cash impairment charge totaling $7.0 million for manufacturing equipment, inventory and leasehold improvements directly related to our decision to suspend manufacturing at our Texas plant for first generation equipment and instead focus our effort on developing our next generation CPV products. Our primary business strategy is to develop new solar energy products and services based upon ENTECH CPV technology. We seek to leverage the combined technologies of our legacy Engineering, Procurement, and Construction (“EPC”) business and the technologies obtained from the acquisition of ENTECH to become a leading supplier of CPV energy solutions. We are developing next generation ENTECH CPV technology to improve our ThermaVolt™ and SolarVolt™ product lines as part of providing CPV energy solutions primarily to solar integrators. Also, we are focused on becoming a low-cost leader in the solar industry enabling customers to significantly reduce their current costs for electric and thermal energy.

We believe that the long term prospects for solar technologies are very good in light of reductions in the cost of solar energy volatile prices for non-renewable energy sources such as oil and natural gas, current and anticipated federal and state legislation regulating carbon emissions and the use of fossil fuels, and government incentives for solar energy (both electric and thermal). We believe that we have the technology, skills and experience necessary to become a market leader in the CPV industry.

CORPORATE HISTORY

We were incorporated in the state of Nevada on April 3, 1985 under the name Golden Beverage Company. In April 1997, we entered into a reverse merger transaction with WorldWater, Inc., a Delaware corporation formed in January 1984. Following the merger transaction, we operated under the name of WorldWater Corp. and engaged exclusively in the solar/water power industry. In June 2000, we changed our state of incorporation from Nevada to Delaware and in June 2005 we changed our corporate name to WorldWater & Power Corp. Effective September 7, 2007, we changed our name to WorldWater & Solar Technologies Corp. We acquired ENTECH, Inc. on January 28, 2008. On January 12, 2009, we changed our name to Entech Solar, Inc. Our stock is publicly traded on the OTC Bulletin Board under the symbol ENSL.OB.

PRODUCTS

Our products will incorporate the ENTECH CPV technology. We believe this technology can be used to develop low-cost solar energy products and systems that are highly scalable, in part due to reduced requirements for solar cell materials such as silicon or multi-junction cells. As a result, we believe ENTECH solar modules can generate the same electrical power as non-concentrating solar cells but with much less silicon, a raw material often which is relatively expensive and not always readily available in the market.

We are developing two main product offerings, ThermaVolt™ and SolarVolt™ solar systems, and have launched our tubular skylight product.

ThermaVolt

ThermaVolt™ is being designed as a roof- or ground-mounted module that produces both electricity and thermal energy. ThermaVolt™ is comprised of proprietary modules that concentrate sunlight onto solar cells, with the modules deployed on a dual-axis tracking system. ThermaVolt™ solar modules are designed with a size and weight similar to traditional flat-plate (non-concentrating) solar panels readily available in the industry; however ThermaVolt modules are slightly thicker and each module includes a liquid-cooled heat exchanger. The heat exchanger enables the ThermaVolt™ system to capture both heat and light from the sun and, consequently, to deliver thermal energy as well as electricity increasing the system’s energy output. We anticipate that ThermaVolt™ customers will have the ability to use alternative energy (electrical and thermal) to partially replace utility power and natural gas and other fuels, hot water heating, space heating and heating, ventilating, and air conditioning (“HVAC”) systems. We expect that typical system sizes for the ThermaVolt™ product will be between 50 kilowatts and 2 megawatts of electricity.

SolarVolt

SolarVolt™ is designed to be a roof- or ground-mounted, electricity producing solar system comprised of our proprietary air-cooled modules and is also designed to be deployed on a dual-axis tracking system. We are engineering SolarVolt™ so that it can readily scale to larger configurations required by many commercial and industrial users. Laboratory tests indicate that the SolarVolt™ system efficiently concentrates the sun’s energy by a factor of about 20X. Because of the concentrating element, we estimate that the SolarVolt™ technology uses about 95% less silicon material than conventional photovoltaic energy systems. Our use of dual-axis tracking system increases electricity production by ensuring that the system faces the sun at an optimal angle throughout the day. Typical system sizes for the SolarVolt™ product are expected to range from 1 megawatt to 10 megawatt.

Tubular Skylight Technology

Our patented tubular skylight technology redirects sunlight from the sky to the work area beneath the skylight in a process known as collimation, which significantly increases the optical transmission of natural light compared to conventional tubular skylights. Entech Solar’s collimating tubular skylight is designed to efficiently deliver pleasant and healthful daylighting for commercial and industrial buildings.

Discontinuation of Flat Plate Technology

After our 2008 acquisition of ENTECH, we transformed our strategy to the development and commercialization of ENTECH’s patented concentrating solar technology. In connection with our review of our strategic direction, we determined, in the first quarter of 2009, to discontinue selling conventional solar cells with flat plate technology and to focus instead on ENTECH’s concentrating solar technology.

STRATEGY

We currently intend to sell through third parties such as solar integrators and project developers to market our products. We currently plan to outsource manufacturing of our ThermaVolt™ and SolarVolt™ systems.

MANAGEMENT

David Gelbaum, co-trustee of The Quercus Trust, became Chairman of our Board on January 12, 2009 and Chief Executive Officer on February 5, 2010. Four of the six members on our Board have been appointed by The Quercus Trust, beneficial owner of approximately 49.5% of our common stock as of March 19, 2010.

CUSTOMERS BY GEOGRAPHIC LOCATION

All of our sales have been to customers located within the United States. We have no current plans to sell our products outside of the United States.

MARKETING

We expect to market our products in areas where sunlight has a high degree of direct normal insolation (“DNI”), where weather, pollution or other factors minimally impair sunlight strength. We estimate that ThermaVolt™ and SolarVolt™ will perform successfully in locations that receive a minimum of 5 kilowatt-hours per square meter per day (“kWh/m2/day”) of direct sunlight. In the United States, we will focus on prospective customers located in the southwestern states, primarily Texas, California, Arizona, New Mexico, Nevada, Utah and Colorado.

Prospective customers for ThermaVolt™ are likely to have a consistent need for thermal energy in the form of hot water or heating and cooling. We expect that universities, schools, food processing plants, hospitals, hotels, casinos, nursing homes, restaurants, correctional facilities, car washes, clubs/spas, and refrigerated warehouses are some of the types of businesses likely to be interested in ThermaVolt™. Prospective customers for our SolarVolt™ product include organizations that use significant amounts of electricity such as airports, water districts, municipalities, factories, and utilities.

To reflect our strategic direction in developing and commercializing concentrating photovoltaic solar technologies, we changed our name to Entech Solar, Inc. Our website address is www.entechsolar.com, and our new logo and tagline is “Concentrated Heat and Power.”

INTELLECTUAL PROPERTY

Patents

The development of our current technology is focused on the use of four of our 10 active U.S. patents, plus three provisional patents pertaining to solar photovoltaic concentrator panel and concentrating linear photovoltaic receiver and method of manufacturing. With a refocusing of the terrestrial product development through the development and commercialization of ThermaVolt™ and SolarVolt™, we have applied for three provisional patents encompassing additional technology developed to make Entech’s core terrestrial technology more commercially viable.

Trademarks and Copyrights

We seek to trademark key products, philosophies, visions, slogans, and other branding techniques to protect our company branding. We applied for U.S. trademark registration of our new product offerings named “Concentrated Heat and Power,” “SolarVolt” and “ThermaVolt”, to add to our existing trademarks. We intend to employ copyrighting to protect our company information including product literature, marketing material, software, and other written documentation.

Confidential Information and Trade Secrets

We rely significantly on trade secrets, vendor relationships and contracts, employment agreements, contractor agreements, and confidentiality agreements to protect ideas and processes that are non-patentable, or that we prefer to exclude from the public domain. We utilize these tools in order to attempt to slow down or prevent proprietary know-how from reaching our competitors, which we consider imperative in the competitive landscape that exists today in our industry. The ideas and processes we protect in these ways include internal and external manufacturing processes, know-how, development, and supply chain processes. The effect of this additional technology is to extend the remaining life of our core terrestrial technology beyond the expiration of the existing base patent.

SOURCE AND AVAILABILITY OF COMPONENTS

The components in our ThermaVolt™ and SolarVolt™ products include glass, steel, aluminum sheet, acrylic plastic, silicon solar cells and other materials. Most of these materials are made to our proprietary specifications by vendors such as 3M, DuPont, Tyco and others located both in the United States and in Asia. We select vendors carefully and ordinarily review, among other things, a prospective vendor’s technical expertise, quality of workmanship, ability to service, cost competitiveness and financial stability. Our systems incorporate a limited number of components that are procured on a sole-source basis. We work closely with our vendors in these situations and seek to develop secondary sources where possible.

COMPETITION

Our business is highly competitive. There are at least 20 start-up firms and older firms focused on CPV technology in the United States alone. In addition, we compete with other solar energy providers who use crystalline silicon and thin film technologies, as well as with other providers of alternative energy solutions, such as wind-energy and geothermal-energy suppliers, and with conventional power generators.

Within the CPV market, competitors operate in one of two categories—low concentration (LCPV) technologies which are used, our ThermaVolt™ and SolarVolt™ Products, and high concentration (HCPV) technology. HCPV technology usually harnesses more than 200 times, and sometimes as much as 1,500 times, the sun’s energy. There are many competitors focused on CPV and HCPV technology. We believe that several companies have plans to produce electricity and thermal energy from the same product.

GOVERNMENT REGULATIONS

Compliance with federal, state, and local provisions regarding the production and discharge of materials into the environment is not expected to have a material effect on our capital expenditures, earnings and competitive position.

Government Incentives

The competitiveness of our technology and equipment is very much dependent upon governmental and utility rebates and incentives. If these rebates and incentives were to be materially reduced or eliminated, our business and revenues could be materially and adversely affected.

Technical Personnel

Our success depends on our ability to employ and retain technical personnel with the ability to design, utilize and enhance our products. In addition, our ability to expand our operations depends in part on our ability to increase our skilled labor force. The demand for skilled workers is high and the supply is limited. A significant increase in wages paid by competing employers could result in a reduction of our skilled labor force and/or increases in wage rates that we must pay. If either of these events were to occur, our cost structure could increase, our margins decrease and our growth potential could be impaired.

EMPLOYEES

As of March 19, 2010, we employed 26 people on a full-time basis.

AVAILABLE INFORMATION

We make available on our website, www.entechsolar.com, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such reports and amendments are electronically filed with the SEC.

RESEARCH AND DEVELOPMENT

Research and development expense consists primarily of salary expense for internal personnel, and related personnel costs, as well as prototype costs incurred to improve the design of our product line. Research and development are critical to the our strategic objectives of enhancing our technology to meet the requirements of our targeted customers. We expect to maintain, if not increase, our current level of expenditure for research and development on a going-forward basis.

ITEM 1A. RISK FACTORS

You should carefully consider the following risks and all of the other information set forth in this Form 10-K before deciding to invest in shares of our common stock. The risks described below are not the only ones facing us. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition or results of operations would likely suffer. In such case, the market price of our common stock would likely decline, and you may lose all or part of your investment.

Risks Related to Financing Our Operations

Without obtaining adequate capital funding, we may not be able to continue as a going concern.

The report of our independent registered public accounting firm for the fiscal years ended December 31, 2009 and 2008 contained a fourth explanatory paragraph to reflect its significant doubt about our ability to continue as a going concern as a result of our history of losses and our liquidity position. If we are unable to obtain adequate capital funding in the future, we may not be able to continue as a going concern, which would have an adverse effect on our business and operations, and investors’ investment in us may decline. Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which contemplate that we will continue to operate as a going concern. Our financial statements do not contain any adjustments that might result if we are unable to continue as a going concern. Substantial doubt about our ability to continue as a going concern may have created, or may create, negative reactions to the price of the common shares of our stock and we may have a more difficult time obtaining financing.

We have historically incurred losses and these losses may continue in the future.

Since 1997, the Company has not been profitable. For the fiscal year ended December 31, 2009, we sustained losses from operations of $35,970,000, and our accumulated deficit as of December 31, 2009 was $144,395,000. Future losses are likely to occur. Accordingly, we may experience significant liquidity and cash flow problems and additional operating losses if we are not able to raise additional capital as needed and on acceptable terms and, in such event, our operations may be reduced or curtailed.

If we are unable to raise additional capital to finance operations, our business operations will be curtailed.

Our operations have relied almost entirely on funding from sales of securities to The Quercus Trust, of which David Gelbaum, our Chief Executive Officer and Chairman, is co-trustee and on external financing. External financing has historically come from a combination of borrowings from and sales of common and preferred stock to, third parties. We will need to raise additional capital to fund our anticipated operating expenses and future expansion. Among other things, financing will be required to cover our operating and capital costs. The sale of our stock to raise capital may cause dilution to our existing shareholders. Our inability to obtain adequate financing, whether from The Quercus Trust or from other third parties, would likely result in the need to reduce or curtail business operations. Any of these events would be materially harmful to our business and may result in a loss of your investment.

The execution of our growth strategy is dependent upon the continued availability of third-party financing arrangements for our customers which may not be available.

For many of our projects, our customers have entered into agreements to finance the project over an extended period of time based on energy savings generated by our solar power systems, rather than paying the full capital cost of purchasing the solar power systems up front. For these types of projects, many of our customers choose to purchase solar electricity under a power purchase agreement with a financing company that purchases the system from us. These structured finance arrangements are complex and may not be feasible in many situations. In addition, customers opting to finance a solar power system may forgo certain tax advantages associated with an outright purchase which may make this alternative less attractive for certain potential customers. If customers are unwilling or unable to finance the cost of our products, or if the parties that have historically provided this financing cease to do so, or only do so on terms that are substantially less favorable for us or these customers, our growth will be adversely affected.

The commercial success of our SolarVolt™ and ThermaVolt™ systems will depend in part on the continuing formation of financing companies and the potential revenue source they represent. In deciding whether to form and invest in financing companies, potential investors weigh a variety of considerations, including their projected return on investment. Such projections are based on current and proposed federal, state and local laws and regulations, particularly legislation and regulations relating to taxes and the promotion of alternative energy. Changes to these laws, including amendments to existing tax laws or the introduction of new tax laws, tax court rulings and changes in administrative guidelines, ordinances and similar rules and regulations could result in different tax consequences which may adversely affect an investor’s projected return on investment, which could have a material adverse effect on our business and results of operations.

Our projects may require substantial up-front costs before any revenues are realized.

A significant portion of our historical revenue has been derived from projects which require significant up-front expense to us. Revenues are not realized until the projects are fully financed. Certain revenue may be realized only after project milestones are met or are completed. Our failure, or any failure by a third-party which we may contract, to perform services or deliver our products on a timely basis could result in us incurring substantial losses.

Our plans for growth may lead us to make acquisitions of other companies or investments in joint ventures with other companies and such acquisitions or investments could adversely affect our operating results, dilute our stockholders’ equity, or cause us to incur additional debt or assume contingent liabilities.

To grow our business and maintain our competitive position, we have acquired other companies and may in the future acquire additional companies or engage in joint ventures. Acquisitions and joint ventures involve a number of risks that could harm our business and result in the acquired business or joint venture not performing as expected, including:

•	insufficient experience with technologies and markets in which the acquired business is involved, which experience may be necessary to successfully operate and integrate the business;

•	problems relocating or integrating the acquired operations, personnel, technologies or products with the existing business and products;

•	diversion of management’s time and attention from other business to the acquired business or joint venture;

•	potential failure to attract or retain key technical, management, sales and other personnel for the acquired business or joint venture;

•	difficulties in retaining relationships with suppliers and customers of the acquired business, particularly where such customers or suppliers compete with us; and,

•	subsequent impairment of the acquired assets and assumption of liabilities of the acquired business.

The demand for our products and the ability to supply our products are each affected by general economic conditions and uncertainty.

Recent economic difficulties in the United States credit markets and certain international markets have led to a period of slowing economic growth or decline in some or all of the markets in which we operate. A sustained economic recovery is uncertain. A recession or even the ongoing risk of a potential recession may be sufficient reason for customers to delay, defer or cancel purchase decisions, including decisions previously made. This risk is magnified for capital goods purchases such as the solar cell products we intend to supply. Although we believe that the anticipated higher operating efficiency and lower total cost of ownership will support customers using and purchasing our equipment, lower sales could materially affect our revenues and prevent us from achieving profitable operations or from obtaining adequate additional financing. As a result, we may be forced to reduce or curtail operations.

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

Currently our common stock is quoted on the OTC Bulletin Board and the trading volume developed to date is limited by the fact that many major institutional investment funds and mutual funds, as well as many individual investors, follow a policy of not investing in Bulletin Board stocks and, moreover, certain major brokerage firms restrict their brokers from recommending Bulletin Board stocks because they are considered speculative, volatile and thinly traded. The OTC Bulletin Board is an inter-dealer market and is much less regulated than the major stock exchanges, and trading in our common stock is potentially subject to abuses, volatilities and shorting.

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

We have not paid and do not anticipate paying dividends.

We have never paid, nor do we currently anticipate paying, any cash dividends on our common stock. Future debt, equity instruments or securities may impose additional restrictions on our ability to pay cash dividends.

Delaware law and our charter may inhibit a takeover of us that out stockholders may consider favorable.

Provisions of Delaware law, such as its business combination statute, may have the effect of delaying, deferring or preventing a change in control of us, even if such a transaction would have significant benefits to our stockholders. As a result, these provisions could limit the price some investors might be willing to pay in the future for shares of our common stock.

We are authorized to issue “blank check” preferred stock, which can be issued without stockholder approval and may adversely affect the rights of holders of our common stock.

We are authorized to issue 10,000,000 shares of preferred stock and 5,503,968 preferred shares are currently issued and outstanding. The Board of Directors is authorized under our Certificate of Incorporation, as amended, to provide for the issuance of additional shares of preferred stock by resolution, and upon filing a certificate of designations under Delaware law, to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof, without any further vote or action by the stockholders. Any shares of preferred stock so issued are likely to have priority over our common stock with respect to dividend and/or liquidation rights. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control, which could have the effect of discouraging bids for us and thereby prevent stockholders from receiving the maximum value for their shares.

The value of acquisitions is shown on our financial statements as of the time that the transaction is consummated. Subsequent changes in business outlook could materially and adversely affect the valuation.

We value acquisitions at the time the acquisition is consummated and as may be reflected in the acquisition agreement. From time to time we are required to re-assess the value of the acquired asset or business. Material changes in the prospects for the growth and development of the business may result in impairment charges. Such charges may be perceived negatively by investors, possibly resulting in a reduction in our stock price.

Risks Related to Management and Personnel

Our directors are not personally liable and are indemnified for breach of fiduciary duties.

Our Certificate of Incorporation, as amended, provides, as permitted by the Delaware General Corporation Law (“the DGCL”), and with certain exceptions, that our directors shall not be personally liable to us or our stockholders for monetary damages for breach of fiduciary duty as a director. These provisions may discourage our stockholders for monetary damages for breach of fiduciary duty as a director. These provisions may discourage our stockholders from bringing suit against a director for breach of fiduciary duty and may reduce the likelihood of derivative litigation brought by stockholders against a director. In addition, our bylaws provide for mandatory indemnification of directors and officers to the fullest extent permitted by the DGCL, and our directors have the opportunity to enter into indemnification agreements with the Company.

We are controlled by a single shareholder.

As of March 19, 2010, The Quercus Trust, our principal shareholder, beneficially owned 201,933,924 shares of our common stock, or approximately 49.5%, of our common stock (after giving effect to the conversion of 4,892,857 shares of Series D Convertible Preferred Stock and 505,044 Series D Warrants). David Gelbaum, our Chief Executive Officer and Chairman of the Board, is the co-trustee of The Quercus Trust. Pursuant to rights available to The Quercus Trust as the holder of the Company’s Series D Convertible Preferred Stock and rights available to The Quercus Trust arising from its prior ownership of our Series F Convertible Preferred Stock (converted into common shares on June 26, 2008), The Quercus Trust appointed Messrs. Gelbaum, Corsell and Kaufman as members of our Board, giving The Quercus Trust majority control of the Board. The Quercus Trust currently has the ability to exert substantial influence over the outcome of all corporate actions requiring stockholder approval, including the election of directors, amendments to our Certificate of Incorporation and approval of significant corporate transactions. As long as The Quercus Trust owns such a significant percentage of our common stock and maintains majority control of the Board, our other stockholders may be unable to affect or change the management or the direction of our Company without the support of The Quercus Trust.

We have been dependent on The Quercus Trust for financing its continued operations.

We have been dependent on The Quercus Trust to finance our continued operations since 2008. In 2008, we issued The Quercus Trust shares of Series E and Series F preferred stock in two private placements. Each share of Series E preferred stock and each share of Series F preferred stock converted into 1,000 shares of common stock on June 26, 2008. In 2009, we and The Quercus Trust entered into a loan agreement and a common stock purchase agreement. In 2010, we entered into numerous separate purchase agreements pursuant to which The Quercus Trust acquired shares of our common stock. Additionally, in 2010 we issued to The Quercus Trust shares of Series G Preferred Stock in a private placement transaction. There can be no assurance that The Quercus Trust will continue to invest in us.

Failure to retain or attract key personnel will have a material negative impact on the sales, development and enhancement of our products.

Our future success depends, in significant part, on the continued services of key officers or engineers. The departure of a key officer could have an adverse effect on our results of operations and financial condition. We do not maintain key man insurance policies on our executives. Additionally, we may not be able to find an appropriate replacement for any of our key personnel. If we do not succeed in recruiting, retaining, and motivating key employees, we may be unable to meet our business plan and as a result, our stock price may decline.

Our business plan relies heavily on attracting and retaining industry specialists with extensive technical and industry experience and existing relationships with many industry participants. The markets for many of our experienced employees, including electrical engineers and licensed electricians, are extremely competitive. The sale of our products, and the future development and enhancement of our products, will be limited if we are not successful in our efforts to recruit and retain the personnel we need.

If we fail to maintain effective internal controls over financial reporting, we may not be able to accurately report our financial results. As a result, current and potential stockholders could lose confidence in our financial reporting; this could harm our business and adversely impact the trading price of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. In addition, Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting. We have responded to the requirements of Section 404 by strengthening, assessing and testing our system of internal controls to provide the basis for our report. The process of strengthening our internal controls and complying with Section 404 is expensive and time consuming, and requires significant management attention. We cannot be certain that these measures will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Furthermore, if we rapidly grow our business, our internal controls will become more complex and will require significantly more resources to ensure our internal controls remain effective. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price.

Risks Related to Regulations

Existing regulations and policies and changes to these regulations and policies may present technical, regulatory and economic barriers to the purchase and use of photovoltaic products, which may significantly reduce demand for our solar modules.

The market for electricity generation products is heavily influenced by foreign, federal, state and local government regulations and policies concerning the electric utility industry, as well as policies promulgated by electric utilities. These regulations and policies often relate to electricity pricing and technical interconnection of customer-owned electricity generation. In the United States and in a number of other countries, these regulations and policies have been modified in the past and may be modified again in the future. These regulations and policies could deter end-user purchases of photovoltaic products and investment in the research and development of photovoltaic technology. For example, without a mandated regulatory exception for photovoltaic systems, utility customers are often charged interconnection or standby fees for putting distributed power generation on the electric utility grid. If these interconnection standby fees were applicable to PV systems, it is likely that they would increase the cost to our end-users of using PV systems which could make them less desirable, thereby harming our business, prospects, results of operations and financial condition. In addition, electricity generated by PV systems mostly competes with expensive peak hour electricity, rather than the less expensive average price of electricity. Modifications to the peak hour pricing policies of utilities, such as to a flat rate for all times of the day, would require PV systems to achieve lower prices in order to compete with the price of electricity from other sources.

We anticipate that our solar modules and their installation will be subject to oversight and regulation in accordance with national and local ordinances relating to building codes, safety, environmental protection, utility interconnection and metering and related matters. It is difficult to track the requirements of individual states and design equipment to comply with the varying standards. Any new government regulations or utility policies pertaining to our solar modules may result in significant additional expenses to us, our resellers and their customers and, as a result, could cause a significant reduction in demand for our solar modules.

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

If a court determines that we infringe on the rights of others, we may be required to cease such infringement or pay significant sums as license fees or damages to such parties. The persons or organizations holding the desired technology may not grant licenses to us or the terms of such licenses may not be acceptable to us. In addition, we could be required to expend significant resources to develop non-infringing technology, or to defend claims of infringement brought against us.

We rely on the registration of patents and trademarks and trade names, as well as on trade secret laws and confidentiality agreements with our employees, vendors and partners to protect our intellectual property rights. We may in the future need to expend significant resources to protect and enforce our intellectual property rights.

Any failure to meet the technological requirements of our customers may hinder sales of our products.

Our ability to continue to develop and market our products is dependent on the advancement of our existing technology. In order to obtain and maintain a significant market share, we must continually make advances in technology. Any failure in our research and development efforts could result in significant delays in product development and have a material adverse effect on us. We may encounter unanticipated technological obstacles which either delay or prevent us from completing the development of our products and processes. Any failure to adequately protect our intellectual property or to defend or assert our intellectual property rights could seriously harm our business.

Risks Related to Operations

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

We may act as the general contractor for our customers in connection with the installation of our solar power systems. If we act as a general contractor, costs will be estimated at the time of entering into the sales contract for a particular project. To the extent possible, these costs will be reflected in the overall price that we charge our customer for the project. These cost estimates are preliminary and may or may not be covered by contracts between us or the other project developers, subcontractors, suppliers and other parties to the project. In addition, we may require qualified, licensed subcontractors to install most of our systems. Shortages of such skilled labor could significantly delay a project or otherwise increase our costs. Should miscalculations in planning a project or defective or late execution occur, we may not achieve our expected margins or cover our costs. Also, some customers may require performance bonds issued by a bonding agency. Due to the general performance risk inherent in construction activities, it has become increasingly difficult to secure suitable bonding agencies willing to provide performance bonding. In the event we are unable to obtain bonding, we may be unable to bid on, or enter into, sales contracts requiring such bonding.

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

We may enter into fixed-price contracts with customers which may result in us recording transactions which prove unprofitable or perform below our expectations.

We may negotiate fixed-priced contracts with customers. The development and installation of technologies still in their infancy will likely make it difficult for us to estimate delivery times accurately or price our products and services in a profitable manner. When establishing prices for fixed-price contracts, we may not fully appreciate these risks. Additionally, our ability to procure a profit from fixed-price arrangements will depend in part on the availability, productivity and skill-set of the labor market as well as on third-party suppliers of raw materials and subcontractor pricing and performance.

We will continue to be dependent on a limited number of third-party suppliers for key components for our solar systems products during the near-term, which could prevent us from delivering our products to our customers within required timeframes, which could result in installation delays, cancellations, liquidated damages and loss of market share.

In addition to our reliance on a small number of suppliers for parts and materials for solar cells and panels, we rely on third-party suppliers for other components for our solar power systems, such as inverters that convert the direct current electricity generated by solar panels into alternating current electricity usable by the customer. Some of our suppliers are sole-source vendors. These sole-source relationships place the company at high risk for failure to receive the needed components timely and may subject us to unexpected price increases. Further, these components are often unique and second sources may not be readily available. Inability to secure such components could have a material adverse effect upon our product development schedule, revenue, and profitability and could expose us to liability for failing to meet customer demands.

If we fail to develop or maintain our relationships with our limited number of suppliers, we may be unable to manufacture our products in a timely or cost competitive manner, which could prevent us from making sales and delivering our products to our customers within required timeframes and we may experience order cancellation and loss of market share. To the extent the processes that our suppliers use to manufacture components are proprietary; we may be unable to obtain comparable components from alternative suppliers. The failure of a supplier to supply components in a timely manner, or to supply components that meet our quality, quantity and cost requirements, could impair our ability to manufacture our products, increase our costs as a result of locating substitute suppliers or expose us to potential claims from purchasers. If we cannot obtain substitute materials on a timely basis or on acceptable terms, we could be prevented from delivering our products to our customers within required timeframes, which could result in installation delays, cancellations, liquidated damages and loss of market share, any of which could have a material adverse effect on our business and results of operations.

Our products include complex solar technology which is subject to operational risks.

We are engaged in the development of complex solar technology for the solar energy market. The technology is susceptible to unique engineering elements that are not tested in the actual operating environment until commissioned. As a result, we may incur unanticipated engineering requirements which may cause us to incur additional operating, development and production expenses that have not been anticipated, as well as product shipment delays.

Our success depends in part upon our ability to achieve certification of our products.

In order to successfully commercialize our technology, we must certify our products to meet a number of U.S. and international standards. The certifications require that the products satisfy a number of safety, quality, and reliability criteria. If our current product designs and workmanship quality do not meet these criteria, then the products will need to be re-designed, if possible, in order to become compliant with the applicable standards. If the product cannot be re-designed or if we believe that it is not cost effective to do so, then the product will not be sold widely. In addition, delays in completing and achieving the required certifications may adversely affect product development schedules, delay contract signing and revenue recognition, and could have a material adverse effect on the business.

In addition, achieving certification does not guarantee that a product will meet performance or reliability requirements in actual use conditions. To the extent the certification testing fails to detect performance or reliability issues, the product may not perform as expected. If the product does not perform to our expectations, such problems and the cost to remedy the problems could have a material adverse effect on us.

We may be subject to unexpected warranty and product liability claims, and such claims may materially affect our business and results of operations.

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

Warranty and product liability claims may result from defects or quality issues in certain third-party technology and components incorporated into our solar power systems, over which we have no control. Warranty provisions may not fully compensate us for any loss associated with third-party claims caused by defects or quality issues in such products. In the event we seek recourse through warranties, we will also be dependent on the creditworthiness and continued existence of our suppliers.

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

We expect to face intense competition from other companies producing solar energy, many of whom have significantly more capital available.

Many of our competitors are likely to have far greater financial resources, more experienced marketing organizations and a greater number of employees than we do. We may not be successful in competing with these companies for new customers or in retaining existing customers. Factors affecting competition include technological advancement, timely delivery of products and services, reputation, manufacturing capabilities, price, performance and dependability. Our results of operations will likely suffer if we cannot compete with larger and better-capitalized companies.

Risks Related to the Industry

If photovoltaic (PV) technology is not suitable for widespread adoption, or sufficient demand for PV products does not develop or takes longer to develop than we anticipate, sufficient sales may not develop, which may have an adverse effect on our business and results of operations.

The PV market is at a relatively early stage of development and the extent to which PV products will be widely adopted is uncertain. Market data in the PV industry is not as readily available as those in other more established industries where trends can be assessed more reliably from data gathered over a longer period of time. If PV technology proves unsuitable for widespread adoption or if the demand for PV products fails to develop sufficiently, we may not be able to grow our business or generate sufficient revenues to become profitable or sustain profitability. In addition, demand for PV products in targeted markets, including China may not develop or may develop to a lesser extent than we anticipate. Many factors may affect the viability of widespread adoption of PV technology and the demand for PV products, including:

•	cost-effectiveness of PV products compared to conventional and other non-solar energy sources and products;

•	performance and reliability of PV products compared to conventional and other non-solar energy sources and products;

•	availability of government subsidies and incentives to support the development of the PV industry;

•	success of other alternative energy generation technologies, such as fuel cells, wind power and biomass;

•

fluctuations in economic and market conditions that affect the viability of conventional and non-solar alternative energy sources, such as increases or decreases in the prices of oil and other fossil fuels;

•	capital expenditures by end users of PV products, which tend to decrease when economy slows down; and

•	deregulation of the electric power industry and broader energy industry.

The failure of the market for PV products to develop as we expect it to would have a material adverse effect on our business.

Risks Related to Environmental Impacts

Concerns about the environmental impacts of greenhouse gas emissions and the global climate change may result in environmental taxes, charges, regulatory schemes, assessments or penalties, which could restrict or negatively impact our operations or reduce our profitability.

The impacts of human activity on global climate change have attracted considerable public and scientific attention, as well as the attention of the United States and other governments. Efforts are being made to reduce greenhouse emissions and energy consumption, including those from coal combustion by power plants. We rely on power from these power plants, and the added cost of any environmental regulation, taxes, charges, assessments or penalties levied or imposed on these power plants could be passed on to us, increasing the cost to run our data centers and reducing our profitability. There are a number of state and federal legislative and environmental regulatory initiatives, as well as those internationally, that could restrict or negatively impact our operations or increase our energy costs. Additionally, environmental regulation, taxes, charges, assessments or penalties could be levied or imposed directly on us. Any enactment of laws or passage of regulations regarding greenhouse gas emissions by the United States, or any domestic or foreign jurisdiction we perform business in, could adversely effect our operations and financial results.

ITEM 2. PROPERTIES

Texas

Our executive office and research and development facility is housed in a 71,000 square foot facility in Fort Worth, Texas. The facility is leased under an operating lease that commenced March 7, 2008, expiring in 2018.

New Jersey

We occupy a 30,000 square foot site located in Ewing, New Jersey that is suitable for our research and development activities, including our build of prototype solar modules. The facility is leased under an operating lease commencing July 1, 2007, expiring June 30, 2015. On March 11, 2010, the Company committed to an exit plan of its New Jersey facility and seeks to sublease this facility and relocate retained personnel to a smaller facility in or near the New Jersey area.

ITEM 3. LEGAL PROCEEDINGS

We are involved in ordinary, routine litigation from time to time incidental to our business. We are not presently a party to any other legal proceeding, the adverse determination of which, either individually or in the aggregate, would be expected to have a material adverse affect on our business or financial condition.

ITEM 4. RESERVED.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

a) Price Range of Common Stock

Our common stock is quoted on the OTC Bulletin Board under the symbol “ENSL.OB”. The following table sets forth the quarterly high and low bid prices for the common stock as reported on the OTC Bulletin Board for the periods indicated. These prices are based on quotations between dealers, and do not reflect retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

	High	Low
FISCAL 2009
First Quarter	$0.47	$0.16
Second Quarter	0.27	0.17
Third Quarter	0.26	0.16
Fourth Quarter	0.19	0.08
	High	Low
FISCAL 2008
First Quarter	$1.95	$0.86
Second Quarter	1.35	0.47
Third Quarter	0.69	0.31
Fourth Quarter	0.45	0.22

b) Holders of Common Stock

On March 19, 2010 there were approximately 327 holders of record of our common stock. This number does not include beneficial owners of common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

c) Dividends

To date, we have not declared or paid any dividends on common stock. Our payment of dividends, if any, is within the discretion of the Board of Directors and will depend on our earnings, if any, capital requirements and financial condition, as well as other relevant factors. The Board of Directors does not intend to declare any dividends in the foreseeable future.

d) Convertible Preferred Stock

As of December 31, 2009, the Company had 611,111 shares of Series B 7% Convertible Preferred Stock and 4,892,857 shares of Series D Convertible Preferred Stock and 505,044 warrants to purchase shares of Series D stock outstanding.

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

It is the Company’s position that the holder of these preferred shares failed to convert to shares of the Company’s common stock in accordance with the terms of issuance, and that the preferred shares expired on September 8, 2003. It is the Company’s position that the obligations for the payment of dividends on such shares also terminated on that date. As of December 31, 2009, the Company continues to be engaged in negotiations with the holder of the Series B preferred shares to resolve the disputed terms of conversion.

Series C 6% Convertible Preferred Stock

On January 1, 2009, three former stockholders converted their shares of our Series C 6% Convertible Preferred Stock into common stock of ENTECH and collectively own 1% of ENTECH’s common stock and the Company owns the remaining 99% of ENTECH’s common stock.

Series D Convertible Preferred Stock

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

Series C and D Convertible Preferred Stock Classification

The Series C was and the Series D Preferred Stock is classified outside of permanent equity pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ASC 505-10 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” The warrants to acquire Series D Preferred Stock are classified as a current liability under the guidance established in FASB ASC 505-10.

The value of the warrants to purchase Series D Preferred Stock is calculated by converting them to their common share equivalents, then utilizing the Black-Scholes option pricing model to arrive at a fair value. The amounts allocated to the preferred stock and warrants were equivalent to their relative fair values. The warrants were valued at their redemption amount of $1,393,827.

Liquidation Preference

Upon liquidation, holders of the Series D Convertible Preferred Stock will be entitled to the greater of (1) a per share amount equal to the original purchase price plus any dividends accrued but not paid and (2) the amount that the holder would receive in respect of a share of Series D Convertible Preferred Stock if immediately prior to dissolution and liquidation, all shares of Series D Convertible Preferred Stock were converted into shares of common stock. The liquidation preference of Series D at December  31, 2009 is $13,500,000.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT OVERVIEW

We plan to become a leading developer of renewable energy technologies for the commercial, industrial and utility markets. Our designs in concentrating solar modules provide both electricity and thermal energy as part of our ThermaVolt™ product line and electricity only as part of our SolarVolt™ product line. In January 2010, we launched our patented, state-of-the-art tubular skylight that we believe provides superior light output and optical efficiency for commercial and green building initiatives.

Our target customers will be both distributors and end-users of energy who are interested in reducing their energy costs, environmental impact, and the variability of their monthly electricity and natural gas cost due to the volatility associated with these energy supplies. We believe we can become a leading energy solutions supplier to industrial, commercial and public sector clients.

We did not have significant revenues from operations during 2009 nor do not expect to have significant revenues in 2010 because our primary focus is on developing and commercializing our next-generation technologies so that we are able to supply two renewable energy outputs - electricity and hot water - at competitive prices through our patented ThermaVolt™ and electricity-only through our patented SolarVolt™ products. We believe that providing electricity only and electricity and hot water will give customers energy solutions that are more efficient and cost-effective.

On January 28, 2008, we completed the acquisition of ENTECH, Inc. (“ENTECH”), a Fort Worth, Texas company which previously operated for 25 years in the concentrating photovoltaic (“CPV”) industry. ENTECH received development funding from and/or installed CPV systems for NASA, Sandia National Laboratories, Department of Energy, Department of Defense and major U.S. utilities and corporations.

In the first quarter of 2009, we transitioned from the flat-plate solar installation business and suspended manufacturing start-up activities associated with our first-generation CPV products. During the twelve months ended December 31, 2009, we recorded a non-cash impairment charge totaling $7.0 million for manufacturing equipment, inventory and leasehold improvements directly related to our decision to suspend manufacturing at our Texas plant pending commercial production of our next generation CPV products. Our primary business strategy is to develop new solar energy products and services based upon ENTECH CPV technology. We seek to leverage the combined technologies of our legacy Engineering, Procurement, and Construction (“EPC”) business and the technologies obtained from the acquisition of ENTECH, to become a leading supplier of CPV energy solutions. We are developing next generation ENTECH CPV technology to improve our ThermaVolt™ and SolarVolt™ product lines as part of providing CPV energy solutions primarily as stand-alone products to solar integrators. Also, we are focused on becoming a low-cost leader in the solar industry enabling customers to significantly reduce their current costs for electric and thermal energy.

We believe that the long term prospects for solar technologies are very good in light of reductions in the cost of solar energy volatile prices for non-renewable energy sources such as oil and natural gas, current and anticipated federal and state legislation regulating carbon emissions and the use of fossil fuels, and government incentives for solar energy (both electric and thermal). We believe that we have the technology, skills and experience necessary to become a market leader in the CPV industry.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect more significant judgments and estimates used in the preparation of these consolidated financial statements:

Revenue Recognition

We have historically derived revenue primarily from fixed-price contracts whereby we provided engineering, design, and procurement services, materials and equipment, and construction / installation services. Revenue is also generated through the sale of solar-related equipment and, to a lesser extent, from consulting projects and government-funded grants.

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

We are not currently marketing any products or services and do not expect significant revenues until our next generation products are commercialized.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the data we used to calculate the allowance provided for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected. In recording any additional allowances, a respective charge against income is reflected in the selling, general and administrative expenses, and would reduce the operating results in the period in which the increase is recorded. As of December 31, 2009, we had no allowance for doubtful accounts.

Accounting for Income Taxes

We are required to estimate income taxes in each of the jurisdictions in which we operates as part of our consolidated financial statements. This involves estimating the actual current tax in addition to assessing temporary differences resulting from differing treatments for tax and financial accounting purposes. These differences together with net operating loss carryforwards and tax credits may be recorded as deferred tax assets or liabilities on the balance sheet. A judgment must then be made of the likelihood that any deferred tax assets will be recovered from future taxable income. To the extent that we determine that it is more likely than not that deferred tax assets will not be utilized, a valuation allowance is established. Taxable income in future periods significantly different from that projected may cause adjustments to the valuation allowance that could materially increase or decrease future income tax expense.

Share-Based Compensation Costs

We account for our stock option grants under the provisions of FASB ASC 718, Stock Compensation. FASB ASC 718 requires the recognition of the fair value of equity-based compensation in the statement of operations. Beginning in the 4th quarter of fiscal year 2009, the fair value of our stock option awards is estimated using a Black-Scholes option pricing model. The fair value of equity-based awards is amortized over the vesting period of the award using the straight-line method. Prior to the 4th quarter of fiscal year 2009, we estimated the fair value of our stock-based compensation using the binomial option pricing model.

Goodwill and Other Intangible Assets

We follow the provision of FASB ASC 350-20, “Goodwill” and FASB ASC 350-30, “Intangibles Other than Goodwill”, FASB ASC 350-20 requires an annual impairment test for goodwill and other intangible assets with indefinite lives. Under FASB ASC 350-20, the first step of the impairment test requires that we determine the fair value of each reporting unit, and compare the fair value to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and we must perform a second more detailed impairment assessment. The second impairment assessment involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify a potential impairment charge as of the assessment date.

Goodwill was recorded in connection with our acquisition of ENTECH in January 2008. Goodwill consists of the excess of cost over the fair value of net assets acquired in business combinations accounted for as purchases. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the periods over which cash flows will occur, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. We perform our annual impairment test based on December 31 information each year, unless triggering events occur that would cause us to test for impairment at interim periods. As of December 31, 2009, we identified a goodwill impairment that aggregated $4,461,000.

Other Intangible Assets, which include trademarks and technology, were recorded in connection with our acquisition of ENTECH, in January 2008. The assets, excluding trademarks, are being amortized on a straight line basis over 9 to 13 years. The ENTECH trademark is not being amortized. We perform our annual impairment test based on December 31 information each year, unless triggering events occur that would cause us to test for impairment at interim periods. The evaluation is based on estimates of undiscounted future cash flows over the remaining useful life of the assets. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to fair value. As of December 31, 2009, we identified an intangible impairment that aggregated $863,000.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2009 COMPARED TO THE YEAR

ENDED DECEMBER 31, 2008

(Amounts are rounded to the nearest thousand)

Our results of operations for the year ended December 31, 2009 are not comparable with the prior period because during the first quarter of 2009, we decided to transition from the flat-plate solar installation business and suspend manufacturing start-up activities associated with first generation CPV products.

Revenues:

Total revenues for the year ended December 31, 2009 were $2,192,000, as compared to $30,843,000 in 2008, a decrease of $28,651,000 or 93%. For the first twelve months of 2008, Contract Revenue resulted from the following flat-plate solar installation projects: Denver Airport located in Colorado ($13,479,000); Valley Center Municipal Water District located in California ($7,341,000); Ocean City located in New Jersey ($3,657,000); Fresno Airport located in California ($2,421,000); and AES-Solar Energy located in Connecticut ($1,180,000), which accounted for 91% of total 2008 revenues. The decrease is primarily due to our decision to terminate our flat-plate solar installation business. All 2008 and 2009 contract revenues were generated by domestic projects. Revenues from Equipment & Services for the twelve months ended December 31, 2009, were $174,000, and consisted of existing component inventory sold and services for operations and maintenance throughout the year. Revenues from a Related Party for the twelve months ended December 31, 2009, were $597,000 compared to $775,000 in the same period in 2008. The 2009 sale consisted of 10 MobileMaxPure® units sold to our principal shareholder, The Quercus Trust. Revenues from Former Chairman for the twelve months ended December 31, 2009, were $125,000, and related to a sale of solar panels to our former CEO and Chairman of the Board. There were no revenues of this nature recorded in 2008.

Cost of Revenues:

Cost of contract revenues consists primarily of third party construction and installation expenses, materials and supplies required for construction and component equipment, including solar panels, solar arrays, inverters, variable speed drives and meters. Cost of equipment & services revenue consists primarily of third party services and installation expenses, materials and supplies required for construction and component equipment, including solar panels, solar arrays, inverters, variable speed drives and meters. Cost of Revenues for the sale to the Former Chairman for the twelve months ended December 31, 2009, related to the costs of solar panels sold to our former CEO and Chairman of the Board. There were no costs of revenues of this nature recorded in 2008. Cost of Revenue from impairment of manufacturing operations relates to impairment on fixed assets due to the suspension of manufacturing of our Gen 1 product. In the first quarter of 2009, we transitioned from the flat-plate solar installation business and suspended manufacturing start-up activities associated with our first generation CPV products, as noted in the Management Overview.

Operating Expenses:

Selling, general and administrative expenses (SG&A.) for the year ended December 31, 2009, were $15,281,000, compared to $18,222,000 for the year ended December 31, 2008, a decrease of $2,941,000 or 16%. The change in SG&A expenses resulted primarily from the following:

—	In 2009, the Company reclassified approximately $4,251,000 from SG&A expenses to research and development expenses.
—

Before the reclassifications, 2009 costs increased over 2008 by $1,954,000 primarily due to facility expenses, insurance costs, taxes and other, including an impairment of $349,000 on the New Jersey facility.

—	2009 share-based compensation costs increased $1,015,000 to $2,049,000 compared to 2008.
—	Before the reclassifications, 2009 costs decreased $1,035,000 primarily due to professional fees, travel, supplies, and sales & marketing.
—

Before the reclassifications, 2009 costs decreased by $624,000 primarily due to salaries, wages and benefits based on declining from 60 employees as of December 31, 2008 to 34 employees as of December 31, 2009.

Goodwill and intangibles impairment of $5,504,000 resulted from our annual impairment test. The determination was made as of December 31, 2009 that our balance sheet goodwill impairment aggregated $4,641,000 and our intangible impairment aggregated $863,000.

Research and development expenses (R&D) consisted primarily of 1) salary expense for internal personnel and personnel-related costs, 2) prototype and material costs for product development, and 3) other product development testing costs. R&D expenses incurred during the twelve months ended December 31, 2009 were $5,768,000 compared to $194,000 in the same period of 2008, which reflects a reclassification from certain SG&A to R&D in 2009. This increase results from our goal of enhancing our technologies to meet the requirements of our potential customers. We expect to further increase our level of expenditures for R&D.

Depreciation and amortization expenses for the twelve months ended December 31, 2009, were $2,898,000, compared to $2,818,000 in the prior year period in 2008.

Loss from Operations:

In the year ended December 31, 2009, we incurred a loss from operations of $35,970,000, an increase of $6,265,000 over the $29,705,000 loss during the same period in 2008. Non-cash impairment charges of $6,968,000 and $5,504,000 were recorded due to our announcement to permanently suspend our manufacturing start-up activities in 2009 on our goodwill and intangible assets.

Other income (expense):

Beneficial conversion and warrant amortization was a 2008 non-cash charge incurred as a result of the market price of the Company’s common stock on the date of issuance of convertible notes being higher than the effective conversion price of the convertible notes being issued. At December 31, 2008 the beneficial conversion charges associated with these convertible notes were fully expensed.

Other income (expense) amounted to $153,000 and consisted primarily of income from the sale of obsolete inventory and interest income. In the 2008 comparable period, Other income (expense) was $412,000 and consisted primarily of interest income.

Net Loss:

In the year ended December 31, 2009, we incurred a net loss of $35,817,000, compared to a net loss of $29,343,000 for the same period in 2008, an increase of $6,474,000 due to the changes in operating expenses described above.

Accretion of Preferred Stock Dividends-Series C and Preferred Stock Dividend-Series F:

These dividends are associated with Series C and F Preferred Stock. The Series C dividends accrued at an interest rate of 6% and at the year ended December 31, 2009, we had recorded an expense of $0, as compared to $23,000 in the same period in 2008. Also, at the year ended December 31, 2008, we recorded a dividend expense for $15,512,000 in regard to the warrant valuation and beneficial conversion charge associated with the Series F Preferred Stock, each share of which converted into 1,000 shares of our common stock on June 26, 2008 and Warrants.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2009, our current ratio was 0.63 and working capital deficit was ($1.4) million compared to December 31, 2008, with a current ratio of 3.12 and working capital of $15.5 million. As of December 31, 2009, we had $2.0 million in cash and cash equivalents compared to $12.2 million at December 31, 2008.

We have historically financed operations and met capital expenditures requirements primarily through issuance of debentures, sales of capital stock and solar system equipment sales. Management plans to continue to raise funds through the sale of capital stock.

Since December 31, 2009, we have secured additional funding through common stock and preferred stock agreements with The Quercus Trust totaling $4.7 million through March 19, 2010, and have entered into a preferred stock agreement with Socius Capital Group, LLC for up to $5 million in capital over the next two years.

On February 19, 2010, we entered into a preferred stock purchase agreement with Socius Capital Group, LLC (“Socius”). This agreement contemplates that we will sell up to 500 shares of our Series G Preferred Stock, in one or more tranches at a purchase price of $10,000 per share, for an aggregate issue price of up to $5 million. In addition we issued to Socius a warrant to acquire 40,909,091 shares of our common stock. With each tranche, Socius will vest in five-year warrants to purchase shares of our common stock equal to 135% of the tranche amount. The exercise price of the warrants will equal the closing bid price of our common stock on the date we provide notice of a tranche to Socius. Funding under the agreement with Socius is subject to the satisfaction of a number of conditions, including the effectiveness of a registration statement that we will be filing with the Securities and Exchange Commission relating to Socius potential sale of the common stock underlying the warrants. Under the terms of the purchase agreement, Entech Solar will pay Socius a commitment fee of $250,000 payable in cash or in our common stock.

Presently, with no further financing, we anticipate to run out of funds at the end of 2010. If we are unable to raise additional financing, we could be required to further reduce our spending plans, further reduce our workforce, license to others products or technologies we would otherwise seek to commercialize ourselves and/or sell certain assets. We may even be forced to discontinue operations. There can be no assurance that we can obtain financing, if at all, on terms acceptable to us.

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

Off-Balance Sheet Arrangements:

As of December 31, 2009, we had no off-balance sheet arrangements.

Cash Flows:

Operating cash flows. For the twelve months ended December 31, 2009 and the twelve months ended December 31, 2008, our principal sources of operating cash were based on flat-plate solar installation projects, most of which were completed in 2008. Net cash used in operating activities for twelve months ended December 31, 2009 and 2008 was $13,905,000 and $21,940,000, respectively. For the twelve months ended December 31, 2009, our net loss was $35,817,000 and we recorded the following significant non-cash charges: 1) manufacturing operations impairment ($6,968,000); 2) goodwill and intangibles impairment ($5,504,000); 3) share-based employee compensation costs ($2,049,000); 4) depreciation and amortization expenses ($2,898,000); and 5) provision for inventory ($1,334,000). Working capital changes resulted in a source of cash of $5,513,000 for the twelve months ended December 31, 2009 and $1,906,000 for the twelve months ended December 31, 2008.

Investing cash flows. We sold property and equipment in 2009 that generated minimal cash compared to our 2008 purchase of ENTECH, Inc. and advances on machinery and equipment related to a new facility leased in Texas.

Financing cash flows. For the twelve months ended December 31, 2009 and the twelve months ended December 31, 2008, we financed our operations principally through the issuance of common stock as the result of related party private sales and the exercise of warrants and stock options. On December 15, 2009, December 17, 2009 and December 22, 2009, we entered into Stock Purchase Agreements with The Quercus Trust and raised $1,000,000 from these transactions. On September 10, 2009, The Quercus Trust provided us a $2,000,000 convertible promissory note that accrued interest at 8% until converted to 25,498,630 common shares on December 14, 2009. On February 13, 2008 we raised $29.64 million from The Quercus Trust in a private placement of 16,629 shares of Series F Convertible Preferred Stock at a price of $1,782 per share. In January 2008, The Quercus Trust advanced to us $6.0 million at a rate of 8%. These funds were used primarily to expedite the acquisition of ENTECH on January 28, 2008. The outstanding principal amount of the note and all accrued and unpaid interest was repaid on February 12, 2008 when the funds were converted into 3,371 shares of our Series F Convertible Preferred Stock at a price of $1,782 per share, each share of which converted into 1,000 shares of our common stock on June 26, 2008.

COMMITMENTS AND GUARANTEES

Our commitments as of December 31, 2009, for the years 2010 through 2014 and thereafter are summarized below:

(In thousands)	2010	2011	2012	2013	2014	Thereafter	Total
Employment obligations	$880	$—	$—	$—	$—	$—	$880
Renewable energy credit guarantee obligations	60	60	60	—	—	—	180
Operating lease payments	773	773	773	816	816	1,906	5,857

Total	$1,713	$833	$833	$816	$816	$1,906	$6,917

INCOME TAXES

As of December 31, 2009, we had federal and state net operating loss carryforwards totaling approximately $92,362,700 and $77,329,113, respectively, available to reduce future taxable income and tax liabilities which expire at various dates between 2010 and 2029. In addition, as of December 31, 2009, we had federal research and development tax credit carryforwards of approximately $180,600 available to reduce future taxable income and tax liabilities which expire at various dates between 2010 and 2029. Under provisions of the Internal Revenue Code, substantial changes in our ownership may limit the amount of net operating loss carryforwards and research and development credit carryforwards, which can be used in future years.

ACQUISITION

On January 28, 2008, we completed our acquisition of ENTECH, Inc. (“ENTECH”), a Keller, Texas company which has operated for 25 years in the concentrating photovoltaic (“CPV”) industry. ENTECH has received development funding from and/or installed CPV systems for NASA, Sandia National Laboratories, Department of Energy, Department of Defense and major U.S. utilities and corporations. The purchase price was approximately $52.7 million.

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

In April 2009, the FASB issued guidance now codified as FASB ASC Topic 825, “Financial Instruments,” which amends previous Topic 825 guidance to require disclosures about fair value of financial instruments in interim as well as annual financial statements. This pronouncement is effective for periods ending after June 15, 2009. The adoption of this pronouncement did not have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB ASC issued FASB ASC 810-10-65, Noncontrolling Interests in Consolidated Financial Statements. FASB ASC 810-10-65 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. FASB ASC 810-10-65 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of this pronouncement did not have a material impact on our consolidated financial position, results of operations or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Entech Solar, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Entech Solar, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Entech Solar, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Amper, Politziner & Mattia, LLP

Edison, New Jersey

March 31, 2010

ENTECH SOLAR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31, 2009	December 31, 2008
Assets
Current Assets:
Cash and cash equivalents	$1,952	$12,169
Accounts receivable—trade, (net of allowance of $0 and $155 at December 31, 2009 and 2008, respectively)	22	1,971
Rebates receivable	—	115
Inventory (net of reserve of $2,272 and $891 at December 31, 2009 and 2008, respectively)	267	3,664
Costs and estimated earnings/losses in excess of billings	35	2,613
Escrow funds relating to contract performance	—	1,339
Prepaid expenses and deposits	125	964

Total Current Assets	2,401	22,835
Advances on Machinery and Equipment	—	2,285
Property and Equipment, net	2,983	5,969
Intangible and Other Assets
Other intangible assets, net	19,695	23,058
Goodwill	19,196	23,837
Other deposits	384	153

Total Assets	$44,659	$78,137

Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$2,301	$4,136
Customer deposits—related party	—	1,023
Series D Preferred stock warrants	1,394	1,394
Billings in excess of costs and estimated earnings/losses	94	760

Total Current Liabilities	3,789	7,313
Other	129	180

Total Liabilities	3,918	7,493

Convertible Preferred Stock
Series C Convertible preferred stock	—	170
Series D Convertible preferred stock	11,180	11,180

Total Convertible Preferred Stock	11,180	11,350

Stockholders’ Equity
Preferred stock convertible $.01 par value authorized 10,000; 5,504 issued and outstanding: Series B 7% - 611 shares liquidation preference $550	6	6
Common stock, $.001 par value; authorized 610,000 and 450,000 shares; 277,485 and 236,421 shares issued and 277,457 and 236,393 shares outstanding at December 31, 2009 and 2008, respectively	277	236
Additional paid-in capital	173,852	167,979
Treasury stock, 28 shares, at cost, as of December 31, 2009 and 2008, respectively	(39)	(39)
Accumulated deficit	(144,395)	(108,888)
Noncontrolling interest	(140)	—

Total Stockholders’ Equity	29,561	59,294

Total Liabilities, Convertible Preferred Stock and Stockholders’ Equity	$44,659	$78,137

The Notes to the Consolidated Financial Statements are an integral part of these statements.

ENTECH SOLAR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31,

(In thousands, except per share data)

	2009	2008
Revenues:
Contract	$1,296	$30,068
Equipment & Services	174	—
Related party	597	775
Related party-Former Chairman	125	—

Total	2,192	30,843

Cost of Revenues:
Contract	787	38,641
Equipment & Services	213	—
Related party	601	673
Related party-Former Chairman	142	—
Impairment of Manufacturing Operations	6,968	—

Total	8,711	39,314

Gross Profit (Loss):
Contract	509	(8,573)
Equipment & Services	(39)	—
Related party	(4)	102
Related party-Former Chairman	(17)	—
Impairment of Manufacturing Operations	(6,968)	—

Total	(6,519)	(8,471)

Operating Expenses:
Selling, general and administrative expenses	15,281	18,222
Goodwill and intangibles impairment	5,504	—
Research and development expenses	5,768	194
Depreciation and amortization expenses	2,898	2,818

Total Operating expenses	29,451	21,234

Loss from Operations	(35,970)	(29,705)

Other income (expense)
Beneficial conversion and warrant amortization	—	(50)
Other income	153	412

Total other income, net	153	362

Net Loss	(35,817)	(29,343)
Net Loss attributable to noncontrolling interest	310	—

Net Loss attributable to Entech Solar, Inc.	(35,507)	(29,343)
Accretion of preferred stock dividends—Series C	—	(23)
Preferred stock dividends – Series F	—	(15,512)

Net Loss attributable to Entech Solar, Inc. Common Shareholders	$(35,507)	$(44,878)

Net Loss attributable to Entech Solar, Inc. per Common Share (Basic and Diluted)	$(0.15)	$(0.21)

Weighted Average Common Shares Outstanding used in Per Share calculation (Basic and Diluted)	240,520	213,834

The Notes to the Consolidated Financial Statements are an integral part of these statements.

ENTECH SOLAR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

(In thousands)

	2009	2008
Cash flows from Operating Activities:
Net loss	$(35,817)	$(29,343)

Adjustments to reconcile net cash used in operating activities:
Beneficial conversion and warrant amortization	—	50
Share-based compensation cost	2,049	1,034
Depreciation and amortization expenses	2,898	2,818
Issuance of stock for service	—	110
Issuance of options and warrants for services	—	274
Issuance of stock in lieu of severance agreement	169	—
Issuance of stock in lieu of interest	—	77
Issuance of restricted stock	50	—
Fixed asset impairment	4,467	—
Goodwill and intangibles impairment	5,504	—
New Jersey leasehold impairment	349	—
Accrued losses on contracts	(100)	—
Loss on disposal of assets	17	34
Provision for doubtful accounts	106	147
Provision for inventory	1,398	891
Other	(231)	117
Changes in assets and liabilities:
Accounts receivable	1,834	8,216
Rebates receivable	115	926
Inventory	2,006	(3,156)
Escrow funds relating to contract performance	1,339	(1,339)
Costs and estimated earnings/losses in excess of billings	2,578	2,944
Prepaid expenses and deposits	839	(47)
Accounts payable and other accrued expenses	(1,740)	(6,643)
Billings in excess of costs and estimated earnings/losses	(666)	757
Renewable energy credits guarantee liability	(46)	(55)
Customer deposits—related party	(1,023)	248

Net Cash used in Operating Activities	(13,905)	(21,940)

Cash flows from Investing Activities:
Sale (Purchases) of property and equipment, net	43	(5,990)
2008 Acquisition of ENTECH Inc., net of cash acquired of $4,028	—	(3,409)

Net cash provided by (used in) investing activities	43	(9,399)

Cash flows from financing activities:
Proceeds from exercise of warrants and stock options	179	1,216
Proceeds from issuance of convertible preferred stock and warrants, net	—	29,640
Proceeds from related party sales	426	—
Conversion of convertible notes-related party	2,000	—
Shares issued in lieu of payment of cash for interest-related party	40	—
Shares sold under stock purchase agreement-related party	1,000	—
Proceeds from issuance of common stock	—	6,000
Payments on short-term debt	—	(221)

Net cash provided by financing activities	3,645	36,635

Net Increase in cash and cash equivalents	(10,217)	5,296
Cash and cash equivalents, beginning of year	12,169	6,873

Cash and cash equivalents, end of year	$1,952	$12,169

The Notes to the Consolidated Financial Statements are an integral part of these statements.

ENTECH SOLAR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

(In thousands)

	Entech Solar, Inc. Shareholders
	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit			Noncontrolling Interest	Total
	Shares	Par Value	Shares	Par Value			Treasury
							Shares	Stock
Balance, December 31, 2007	611	$6	189,353	$189	$71,425	$(64,010)	—	$—	$—	$7,610
Accretion of preferred stock dividends— Series C	—	—	—	—	—	(23)	—	—	—	(23)
Beneficial conversion feature and warrants on preferred stock dividends—Series F	—	—	—	—	15,512	(15,512)	—	—	—	—
Conversion of convertible notes	—	—	1,333	1	344	—	—	—	—	345
Stock issued for services	—	—	120	—	110	—	—	—	—	110
Exercise of warrants	—	—	2,067	2	379	—	—	—	—	381
Exercise of options	—	—	2,711	3	837	—	—	—	—	840
Conversion of Preferred C stock	—	—	846	1	329	—	—	—	—	330
Stock issued In lieu of payment of interest	—	—	290	—	77	—	—	—	—	77
Issuance of options for services	—	—	—	—	331	—	—	—	—	331
Share-based compensation cost	—	—	—	—	703	—	—	—	—	703
Series E—preferred stock issued in exchange for common stock	20	—	—	—	27,383	—	19,700	(27,383)	—	—
Sale of Series F—convertible preferred stock	20	—	—	—	35,600	—	—	—	—	35,600
Conversion of Series E preferred to common stock	(20)	—	19,700	20	(20)	—	—	—	—	—
Conversion of Series F preferred to common stock	(20)	—	20,000	20	(20)	—	—	—	—	—
Entech Inc. purchase	—	—	—	—	14,989	—	(19,672)	27,344	—	42,333
Net loss	—	—	—	—	—	(29,343)	—	—	—	(29,343)

Balance, December 31, 2008	611	6	236,420	236	167,979	(108,888)	28	(39)	—	59,294
Exercise of warrants	—	—	1,462	1	93	—	—	—	—	94
Exercise of options	—	—	328	1	84	—	—	—	—	85
Stock issued for severance pay	—	—	1,000	1	169	—	—	—	—	170
Share-based compensation cost	—	—	—	—	2,049	—	—	—	—	2,049
Proceeds from related party sales	—	—	—	—	426	—	—	—	—	426
Conversion of convertible notes - related party	—	—	25,000	25	1,975	—	—	—	—	2,000
Stock issued in lieu of interest - related party	—	—	499	1	39	—	—	—	—	40
Shares sold under purchase agreements	—	—	12,500	12	988	—	—	—	—	1,000
Issuance of restricted stock	—	—	277	—	50	—	—	—	—	50
Series C convertible preferred stock converted to ENTECH (subsidiary of Entech Solar, Inc.), common shares	—	—	—	—	—	—	—	—	170	170
Net loss	—	—	—	—	—	(35,507)	—	—	(310)	(35,817)

Balance, December 31, 2009	611	$6	277,486	$277	$173,852	$(144,395)	28	$(39)	$(140)	$29,561

The Notes to the Consolidated Financial Statements are an integral part of these statements.

ENTECH SOLAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note (1) Liquidity and Capital Resources

At December 31, 2009, the Entech Solar, Inc. (“Entech Solar”, the “Company”, “we”, “us” and “our”) current ratio was 0.63 and working capital deficit was ($1.4) million compared to December 31, 2008, with a current ratio of 3.12 and working capital of $15.5 million. As of December 31, 2009 we had approximately $2.0 million in cash and cash equivalents compared to $12.2 million at December 31, 2008. Net cash used in operating activities for the twelve months ended December 31, 2009 was $13.9 million compared to $21.9 million used in operations in the same period in 2008. Net cash used in operating activities for the twelve months ended December 31, 2009 was primarily the result of our net loss of $35.8 million, offset by non-cash charges primarily consisting of share-based compensation costs ($2.0 million), depreciation and amortization expenses ($2.9 million), goodwill and intangible impairment charges ($5.5 million) and manufacturing impairment charges ($7.0 million) and positive working capital changes which include cash receipts totaling $2 million on a project in New Jersey.

During the twelve months ended December 31, 2009, there was $43,000 provided by investing activities compared to $9.4 million used in investing activities in the comparable period of 2008. Net cash provided by financing activities in the twelve months ended December 31, 2009, totaled $3.6 million compared to $36.6 million in the comparable period of 2008.

The Company has historically financed operations and met capital expenditures requirements primarily through issuances of capital stock and borrowings and through solar system equipment sales. The Company is not currently marketing solar system equipment. See Note 19 for discussion of additional financing that occurred subsequent to December 31, 2009.

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

Note (2) Nature of the Business

OVERVIEW

Entech Solar plans to become a leading developer of renewable energy technologies for the commercial, industrial and utility markets. The Company designs concentrating solar modules that provide both electricity and thermal energy as part of its ThermaVolt™ product line and electricity only as part of its SolarVolt™ product line. Entech Solar owns proprietary rights to a state-of-the-art collimating tubular skylight that provides superior light output and optical efficiency that it believes will be attractive to purchasers for commercial and industrial green building purposes.

On January 28, 2008, we completed the acquisition of ENTECH, Inc. (“ENTECH”), a Keller, Texas company which previously operated for 25 years in the concentrating photovoltaic (“CPV”) industry. ENTECH received development funding from and/or installed CPV systems for NASA, Sandia National Laboratories, Department of Energy, Department of Defense and major U.S. utilities and corporations.

In the first quarter of 2009, we suspended manufacturing start-up activities associated with our first-generation CPV products. During the twelve months ended December 31, 2009, we recorded a non-cash impairment charge totaling $7.0 million for manufacturing equipment, inventory and leasehold improvements directly related to our decision to suspend manufacturing at our Texas plant for first generation equipment and instead focus our efforts on developing our next generation CPV products. Our primary business strategy is to develop new solar energy products and services based upon ENTECH CPV technology. The Company seeks to leverage the combined technologies of our legacy Engineering, Procurement, and Construction (“EPC”) business and the technologies obtained from the acquisition of ENTECH, to become a leading supplier of CPV energy solutions to industrial, commercial and public sector clients. The Company is developing next generation ENTECH CPV technology to improve our ThermaVolt™ and SolarVolt™ product lines as part of providing CPV energy solutions primarily as stand-alone products to solar integrators. The Company is focused on becoming a low-cost leader in the solar industry enabling customers to significantly reduce their current costs for electric and thermal energy. We are also focused on commercializing our skylight technologies to provide day-lighting solutions for customers.

Our target customers will be distributors and end-users of energy who are interested in reducing their energy costs, environmental impact, and the variability of their monthly electricity and natural gas cost due to the volatility associated with these energy supplies. Entech Solar believes it can become a leading energy solutions supplier to industrial, commercial and public sector clients.

We did not have significant revenues from operations in 2009 because our primary focus has been developing and commercializing our next-generation technologies so that we are able to supply two renewable energy outputs, electricity and hot water, at competitive prices through our patented ThermaVolt™ and electricity-only through our patented SolarVolt™ products. The Company believes that providing electricity only and electricity and hot water will give customers energy solutions that are more efficient and cost-effective.

Since March 2009, we have been working to commercialize its patented tubular skylight as a possible means to diversify and this product was launched in January 2010.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Estimates are used for, but not limited to, costs to complete contracts, warranty expense, taxes, losses on uncompleted contracts, lives of intangible assets, lives of property and equipment, and the value of shares issued. Although these estimates are based on management’s best knowledge of current events and actions that we may undertake in the future, actual results may be different from the estimates.

Fair Value of Financial Instruments

The carrying value of accounts receivable, accounts payable, accrued expenses and preferred stock warrants approximate their respective fair values.

Concentration of Credit Risk and Significant Customers

The Company holds cash and cash equivalents at one major financial institution and periodically invests all non-FDIC insured funds in government-backed U. S. Treasury bills. The Company had no monies invested in U.S. Treasury bills at December 31, 2009. Historically, the Company has not experienced any losses as a result of such concentration of credit risk. We do not require collateral or other security against accounts receivable; however, it maintains reserves for potential credit losses and such losses have historically been within management’s expectations.

Product Warranty

The Company historically provided for the estimated cost of product warranties relating to its legacy business at the time revenue was recognized. Since the Company had a limited operating history, adjustments in future periods may be required as its installations mature. The following table summarizes the activity regarding the Company’s warranty accrual:

Balance, December 31, 2007	$414,496
Accruals for warranties issued during 2008	460,633
Utilization of warranty reserve during 2008	(42,639)

Balance, December 31, 2008	832,490
Accruals for warranties issued during 2009	27,402
Utilization of warranty reserve during 2009	(24,926)

Balance, December 31, 2009	$834,966

The product warranty accrual is included in Accounts Payable and Accrued Expenses in the Company’s Consolidated Balance Sheets.

Revenue Recognition

The Company historically derived revenue primarily from fixed-price contracts through which the Company provides engineering, design, and procurement services, materials and equipment, and construction / installation services. Revenue is also generated through the sale of solar-related equipment and, to a lesser extent, from consulting projects and government-funded grants.

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

Accounting for Income Taxes

We are required to estimate income taxes in each of the jurisdictions in which we operates as part of our consolidated financial statements. This involves estimating the actual current tax in addition to assessing temporary differences resulting from differing treatments for tax and financial accounting purposes. These differences together with net operating loss carryforwards and tax credits may be recorded as deferred tax assets or liabilities on the balance sheet. A judgment must then be made of the likelihood that any deferred tax assets will be recovered from future taxable income. To the extent that we determine that it is more likely than not that deferred tax assets will not be utilized, a valuation allowance is established. Taxable income in future periods significantly different from that projected may cause adjustments to the valuation allowance that could materially increase or decrease future income tax expense.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The carrying amount of cash and cash equivalents approximates its fair value due to its short-term nature.

Inventory

Inventory is stated at the lower of cost or market determined by the First-In, First-Out (FIFO) method. Historically, inventory has consisted mainly of purchased system components. The reserve of $2,272,000 relates to a 2009 non-cash impairment charge based on the Company’s decision to suspend manufacturing operations in its Texas plant and the transition from the flat-plate project business.

Property and Equipment

Property and equipment are carried at cost; less accumulated depreciation and amortization, and are depreciated and amortized for financial reporting purposes using the straight-line method. Depreciation for income tax purposes is computed using accelerated methods. The estimated useful lives are: computers and information equipment, 5 years; office furniture, vehicles, and test and assembly fixtures, 5 to 7 years; and leasehold improvements, the shorter of the useful life or the life of the lease. Upon retirement or disposal, the asset cost and related accumulated depreciation are removed from the accounts and the net amounts, less any proceeds, are charged or credited to income.

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

In accordance with the Company’s adoption of the sections of “Fair Value Measurements,” related to non-financial assets and liabilities on January 1, 2009 and applying the guidance relating to the Company’s first quarter 2009 suspension of manufacturing of its legacy products, the Company evaluated the portions of fixed assets that directly relate to the suspended manufacturing announcement and subsequently recorded a fixed asset write-down in the amount of approximately $4,446,000. The Company used significant unobservable inputs (Level 3), such as an alternate use for the fixed assets, to determine the fair value of the fixed assets.

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

We perform our annual impairment test based on December 31 information each year, unless triggering events occur that would cause us to test for impairment at interim periods. The evaluation is based on estimates of undiscounted future cash flows over the remaining useful life of the assets. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to fair value. As of December 31, 2009, we identified an intangible impairment that aggregated $863,000.

Goodwill

We follow the provision of FASB ASC 350-20 and FASB ASC 350-30, Goodwill and Other Intangible Assets. FASB ASC 350-20 requires an annual impairment test for goodwill and other intangible assets with indefinite lives. Under FASB ASC 350-20, the first step of the impairment test requires that we determine the fair value of each reporting unit, and compare the fair value to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and we must perform a second more detailed impairment assessment. The second impairment assessment involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify a potential impairment charge as of the assessment date.

Goodwill was recorded in connection with the acquisition of ENTECH in January 2008. Goodwill consists of the excess of cost over the fair value of net assets acquired in business combinations accounted for as purchases. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the periods over which cash flows will occur, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. We perform our annual impairment test based on December 31 information each year, unless triggering events occur that would cause us to test for impairment at interim periods. As of December 31, 2009, we identified a goodwill impairment that aggregated $4,641,000.

Research and Development

Research and development costs are expensed as incurred.

Advertising Costs

Advertising costs are expensed as incurred and were approximately $41,000 and $220,000 for the years ending December 31, 2009 and 2008, respectively.

Share-Based Compensation

The Company accounts for stock option grants under the provisions of FASB ASC 718 Stock Compensation (“ASC 718”), which require all companies to measure and recognize compensation expense at fair value for all stock-based payments to employees and directors.

As of the 4th quarter of fiscal year 2009, the Company uses the Black-Scholes option-pricing model to estimate fair value of grants of employee and director stock options. The Company calculates expected volatility for a share-based grant based on historic daily stock price observations of our common stock during the period immediately preceding the grant that is equal in length to the expected term of the grant. ASC 718 also requires that estimated forfeitures be included as a part of the estimate of expense as of the grant date. The Company has used historical data to estimate expected employee behaviors related to option term, exercises and forfeitures. With respect to grants of options, the risk free rate of interest is based on the U.S. Treasury rates appropriate for the expected term of the grant or award.

Compensation expense for the years ended December 31, 2009 and 2008 was approximately $2,049,000 and $703,000, respectively. This expense is presented as part of the operating results in Selling, General and Administrative expenses. For stock options granted to non-employees an additional Selling, General, and Administrative expense in the amount of approximately $331,000 was recognized during the year ended December 31, 2008.

Net Loss per Common Share

Basic loss per share includes no dilution and is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. As presented, the Company’s basic and diluted net loss per share attributable to common stockholders is based on the weighted average number of common shares outstanding during the period. The calculation of diluted net loss per common share for the years ended December 31, 2009 and 2008 does not include other potential common shares, including shares issuable upon exercise of options, warrants and conversion rights, since their effect would be anti-dilutive due to the Company’s losses. Below is a table of the potential issuable shares as of December 31, 2009 and 2008, respectively:

	December 31, 2009	December 31, 2008
Warrants, excluding Series D Preferred Stock	5,544,660	48,873,730
Stock options	31,385,334	20,568,963
Preferred stock conversion rights	53,212,804	49,709,681

Total	90,142,798	119,152,374

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

In April 2009, the FASB issued guidance now codified as FASB ASC Topic 825, “Financial Instruments,” which amends previous FASB ASC 825 guidance to require disclosures about fair value of financial instruments in interim as well as annual financial statements. This pronouncement is effective for periods ending after June 15, 2009. The adoption of this pronouncement did not have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued FASB 810-10-65, Noncontrolling Interests in Consolidated Financial Statements. FASB ASC 810-10-65 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. FASB ASC 810-10-65 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of this pronouncement did not have a material impact on our consolidated financial position, results of operations or cash flows.

Reclassifications

Certain prior year balances have been reclassified to conform to current year presentation.

Note (4) Acquisition

On January 28, 2008, we completed our acquisition of ENTECH, Inc. (“ENTECH”), a Fort Worth, Texas company which has operated for 25 years in the concentrating photovoltaic (“CPV”) industry. ENTECH has received development funding from and/or installed CPV systems for NASA, Sandia National Laboratories, Department of Energy, Department of Defense and major U.S. utilities and corporations. The purchase price was $52.7 million.

Note (5) Contracts

Information with respect to uncompleted contracts for the years ended December 31, 2009 and 2008 (in thousands):

	As of December 31,
	2009	2008
Costs incurred on contracts	$1,271	$38,861
Estimated losses	(1,330)	(8,692)

	(59)	30,169
Billings to date	—	(28,316)

Net costs and estimated (losses) earnings in excess of billings	$(59)	$1,853

These amounts are included in the accompanying consolidated balance sheets under the following captions:
Costs and estimated earnings/losses in excess of billings	35	2,613
Billings in excess of costs and estimated earnings/losses	(94)	(760)

	$(59)	$1,853

The Company generates billings based on the fulfillment of milestones, which are set forth in the signed contract for each project. Milestones may include, but are not limited to; initial permits being satisfied, delivery of materials, and installation when substantially complete.

Note (6) Property and Equipment

Property and equipment consist of the following at December 31, 2009 and 2008 (in thousands):

	As of December 31,
	2009	2008
Machinery and equipment	$5,657	$3,357
Impairment of machinery and equipment	(4,131)	—
Vehicles	60	301
Computers	727	682
Leasehold improvements	2,266	2,266
Impairment on leasehold improvements	(688)	—

	3,891	6,606
Less accumulated depreciation and amortization	(908)	(637)

Property and equipment, net	$2,983	$5,969

Depreciation and amortization expense in 2009 and 2008 were approximately $398,000 and $499,000, respectively.

Note (7) Intangible Assets

Intangible assets are listed below with associated accumulated amortization as of December 31, 2009 and 2008 (in thousands):

	As of December 31,
	2009	2008
ENTECH trademark	$1,600	$1,600
ENTECH technology	23,750	23,750
Impairment on ENTECH technology	(863)	—
Accumulated amortization	(4,792)	(2,292)

Intangible assets, net	$19,695	$23,058

Amortization expenses for 2009 and 2008 were approximately $2,500,000 and $2,319,000, respectively.

Based on the carrying amount of the intangible assets, and assuming no future impairment of the underlying assets, the estimated future amortization expense is as follows (in thousands):

Year ended December 31, 2010	$2,386
Year ended December 31, 2011	2,386
Year ended December 31, 2012	2,386
Year ended December 31, 2013	2,386
Year ended December 31, 2014	2,386
Thereafter	6,165

Total future amortization expense	$18,095

Note: The ENTECH trademark has an indefinite life and is therefore not being amortized.

Note (8) Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at December 31, 2009 and 2008 (in thousands):

	As of December 31,
	2009	2008
Accounts payable—contracts	$384	$869
Accounts payable—other	—	373
Accrued salaries	544	320
Accrued payroll tax and 401K	98	—
Accrued warranty reserve	835	832
Accrued sales commission	—	166
Accrued sales and use taxes	5	488
Accrued losses on construction in progress	—	101
Renewable energy credit obligation	65	60
Customer deposits	20	20
Accrued project costs	—	393
Accrued legal expenses	—	60
Other accrued expenses	350	454

Total	$2,301	$4,136

Note (9) Related Party Transactions

On December 15, 2009, December 17, 2009 and December 22, 2009, we entered into Stock Purchase Agreements with The Quercus Trust whereby an aggregate of 12,500,000 common shares were issued at $0.08 per share resulting in a cash investment of $1,000,000.

On September 10, 2009, The Quercus Trust provided us a $2,000,000 convertible promissory note that accrued interest at 8% until converted to 25,498,630 common shares on December 14, 2009.

On June 27, 2008, Emcore Corp. entered into an agreement to sell 2,000,000 shares of Series D Preferred Stock and warrants to purchase 200,000 shares of Series D Preferred Stock to The Quercus Trust, a major shareholder of Entech Solar, Inc. The sale was concluded on July 22, 2008.

On December 31, 2008, Emcore Corp. sold an additional 1,446,428 shares of Series D Preferred Stock and warrants to purchase 152,522 shares of Series D Preferred Stock to The Quercus Trust.

On January 16, 2009, Emcore Corp. sold its remaining 1,446,429 shares of Series D Preferred Stock and warrants to purchase 152,522 shares of Series D Preferred Stock to The Quercus Trust. This sale completed the divestiture of all of Emcore Corp’s equity interest in the Company.

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

On January 25, 2008, we entered into a Stock Exchange Agreement with The Quercus Trust pursuant to which agreement the Company issued 19,700 shares of its Series E Convertible Preferred Stock in exchange for 19,700,000 shares of the Company’s common stock held by The Quercus Trust. Each share of the Series E Convertible Preferred Stock automatically converted into 1,000 shares of the Company’s common stock upon the approval of the holders of WorldWater common stock to increase the number of authorized common shares from 275,000,000 to 450,000,000, which approval was received on June 26, 2008.

Also on January 25, 2008, we borrowed $6 million from The Quercus Trust as evidenced by a Promissory Note (the “Note”) dated as of that date. The Note accrued interest at a rate of 8% per annum. The outstanding principal amount of the Note and all accrued and unpaid interest were paid on July 28, 2008 through the issuance of 3,371 shares of WorldWater Series F Convertible Preferred Stock at a price of $1,782 per share. These shares automatically converted into 3,371,000 shares of common stock upon the approval of the WorldWater shareholders to the increase in authorized common shares on June 26, 2008.

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

Note (10) Convertible Preferred Stock

As of December 30, 2009, the Company had 611,111 shares of Series B 7% Convertible Preferred Stock and 4,892,857 shares of Series D Convertible Preferred Stock and 505,044 warrants to purchase shares of Series D stock outstanding.

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

It is the Company’s position that the holder of these preferred shares failed to convert to shares of the Company’s common stock in accordance with the terms of issuance, and that the preferred shares expired on September 8, 2003. It is the Company’s position that the obligations for the payment of dividends on such shares also terminated on that date. As of December 31, 2009, the Company continues to be engaged in negotiations with the holder of the Series B preferred shares to resolve the disputed terms of conversion.

Series C 6% Convertible Preferred Stock

On January 1, 2009 three former stockholders converted their shares of our Series C 6% Convertible Preferred Stock into common stock of ENTEC and collectively own 1% of ENTECH’s common stock and the Company owns the remaining 99% of ENTECH’s common stock.

Series D Convertible Preferred Stock

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

Series C and D Convertible Preferred Stock Classification

The Series C was and the Series D is classified out of permanent equity since it fit certain criteria in FASB ASC 505-10; however it was not classified as a liability since it did not meet the definition of a liability. The warrants on the Series D Preferred Stock were classified as a current liability under the guidance established in FASB ASC 505-10, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”

The value of the warrants to purchase Series D Preferred Stock was calculated by converting them to their common share equivalents, then utilizing the Black-Scholes option pricing model to arrive at a fair value. The amounts allocated to the preferred stock and warrants were equivalent to their relative fair values. In accordance with FASB ASC 505-10, the warrants were valued at their redemption amount of $1,393,827.

Liquidation Preference

Upon liquidation, holders of the Series D Convertible Preferred Stock will be entitled to the greater of (1) a per share amount equal to the original purchase price plus any dividends accrued but not paid and (2) the amount that the holder would receive in respect of a share of Series D Convertible Preferred Stock if immediately prior to dissolution and liquidation, all shares of Series D Convertible Preferred Stock were converted into shares of common stock. The liquidation preference of Series D at December 30, 2009 is $13,500,000.

Note (11) Common Stock Transactions

Common stock transactions during the year ended December 31, 2009 consisted of the following:

	Shares	Price Per Share
Shares Issued and Outstanding December 31, 2008	236,420,779

Conversion of convertible notes	25,000,000	$0.08
Warrants exercised	1,461,739	$0.15-0.41
Shares sold under stock purchase agreements	12,500,000	$0.08
Shares issued in lieu of payment of cash for interest	498,630	$0.08
Shares issued for legal agreements	1,277,778	$0.17-0.18
Stock options exercised	326,433	$0.15-0.33

Shares issued during the year ended December 31, 2009	41,064,580	$0.13-0.36

Shares issued and Outstanding December 31, 2009	277,485,359

The common stock issued in connection with the goods and services were issued for past services. The Company and the service provider agreed on a number of shares to be issued based on the fair value of the stock in relation to the value of the services rendered. The Company expensed the fair value of the stock multiplied by the number of shares issued in accordance with FASB ASC 718, Stock Compensation. The Company notes that the amount expensed in the Company’s Consolidated Statement of Operations approximates the fair value of the services rendered had the Company paid cash for the services.

On December 15, 2009, December 17, 2009 and December 22, 2009, we entered into Stock Purchase Agreements with The Quercus Trust whereby an aggregate of 12,500,000 common shares were issued at $0.08 per share.

On September 10, 2009, The Quercus Trust provided us a $2,000,000 convertible promissory note that accrued interest at 8% until converted to 25,498,630 common shares on December 14, 2009.

On January 25, 2008, the Company entered into a Stock Exchange Agreement with The Quercus Trust pursuant to which the Company issued 19,700 shares of its Series E Convertible Preferred Stock in exchange for 19,700,000 shares of the Company’s common stock held by The Quercus Trust. Each share of Series E Preferred Stock converted into 1,000 shares of our common stock on June 26, 2008.

On February 12, 2008, we entered into a Stock and Warrant Purchase Agreement with The Quercus Trust pursuant to which the Company issued 16,629 shares of its Series F Convertible Preferred Stock at a price of $1,782 per share, and warrants to purchase twenty-nine million shares of the Company’s common stock, at an exercise price of $1.815 per share. Each share of the Series F Convertible Preferred Stock automatically converted into 1,000 shares of the Company’s common stock upon the approval of the holders of WorldWater common stock to the increase of the Company’s authorized common stock from 275,000,000 to 450,000,000 shares, voted on at the Company’s Special Shareholder Meeting on June 6, 2008.

Note (12) Warrant Transactions

The Company uses the fair value method to account for transactions with non-employees in which unregistered common stock shares are issued in consideration for extensions of short-term loans, commissions for debt and equity financing, and the provision of goods or services. The fair value of all warrants are calculated using the binomial pricing model with the following assumptions: dividend yield of zero percent; expected volatility (calculated on a case by case situation), utilizing the current risk free interest rate, and an average term of 10 years. The relative fair value of the warrants resulted in no non-cash expense charges, for the years ended December 31, 2009 and 2008, respectively. All warrants below are exercisable immediately. All warrants are exercisable into common stock only and do not include Series D Preferred Stock warrants.

Warrant transactions consisted of the following during the year ended December 31, 2009:

	Exercisable Warrants	Stock Price
Warrants outstanding as of December 31, 2008	48,873,730	$1.48

Warrants issued in 2009	-
Cancellation of certain warrants	(38,000,000)	1.82
Exercise of warrants	(1,461,739)	0.20
Expiration of outstanding warrants	(3,867,331)	0.25

Warrants outstanding as of December 31, 2009	5,544,660	$0.38

Warrants outstanding expire as follows:

Year	Warrants Expiring	Strike Price
2010	—	—
2011	3,254,460	0.29
2012	2,290,200	0.51

	5,544,660	0.38

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

Income tax benefit for the years ended December 31, 2009 and 2008 was as follows:

	2009	2008
Federal:
Current	$—	$—
Deferred	—	—

	—	—

State:
Current	—	—
Deferred	—	—

	$—	$—

Income taxes computed using the federal statutory income tax rate differs from the Company’s effective tax rate primarily due to the following for the years ended December 31, 2009 and 2008:

	2009	2008
Income tax benefit at US federal statutory tax rate	$(11,210,800)	$(10,094,100)
State income taxes, net of federal tax effect	(1,846,600)	(1,709,700)
Permanent items	583,000	308,000
Change in deferred tax asset valuation allowance	12,474,400	11,495,800

	$—	$—

As of December 31, 2009, the Company had Federal and State net operating loss carryforwards totaling approximately $92,362,700 and $77,329,300, respectively, available to reduce future taxable income and tax liabilities which expire at various dates between 2010 and 2029. In addition, as of December 31, 2009, the Company had federal research and development tax credit carryforwards of approximately $180,600 available to reduce future taxable income and tax liabilities which expire at various dates between 2010 and 2029. The timing and extent to which the Company can utilize future tax deductions in any year may be limited by provisions of the Internal Revenue Code regarding changes in ownership of corporations (i.e. IRS Code Section 382). The Company has not yet determined the extent of these limitations, if any. If limited, net operating loss carryforwards could expire unused due to Internal Revenue Code limitations.

The Company participates in the State of New Jersey’s corporation business tax benefit certificate transfer program (the “Program”), which allows certain high technology and biotechnology companies to transfer unused New Jersey net operating loss carryovers and research and development tax credits to other New Jersey corporation business taxpayers.

Deferred Taxes at December 31, 2009 and 2008 are summarized as follows:

	2009	2008
Gross deferred tax assets
Net operating loss carryforwards	$36,704,400	$26,834,100
Warranty reserve	333,700	332,800
Accrued expenses and deferred compensation	2,160,000	1,595,300

	39,198,100	28,762,200
Gross deferred tax liabilities—intangible asset	(7,171,000)	(9,209,500)
Deferred tax valuation allowance	(32,027,100)	(19,552,700)

	$—	$—

The Company is required to estimate its income taxes in each of the jurisdictions in which it operates as part of its consolidated financial statements. This involves estimating the actual current tax in addition to assessing temporary differences resulting from differing treatments for tax and financial accounting purposes. These differences together with net operating loss carryforwards and tax credits may be recorded as deferred tax assets or liabilities on the balance sheet. A judgment must then be made of the likelihood that any deferred tax assets will be recovered from future taxable income. To the extent that the Company determines that it is more likely than not that deferred tax assets will not be utilized, a valuation allowance is established. Taxable income in future periods significantly different from that projected may cause adjustments to the valuation allowance that could materially increase or decrease future income tax expense. As of December 31, 2009 and 2008, an allowance equal to 100% of the deferred tax asset was recorded.

Effective January 1, 2007, the Company adopted FASB ASC 740-10 “Accounting for Uncertainty in Income Taxes”, which clarifies the accounting for uncertainty in income taxes recognized in the financial statement in accordance with FASB ASC 740-10 and FASB ASC 740-30 Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. There were no significant matters determined to be unrecognized tax benefits taken or expected to be taken in a tax return that have been recorded on the Company’s consolidated financial statements for the year ended December 31, 2009.

Additionally, FASB ASC 740-10 provides guidance on the recognition of interest and penalties related to income taxes. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the years ended December 31, 2009 and 2008.

The Company files corporate income tax returns to the United States, both in the federal jurisdiction and in various state jurisdictions. The Company is subject to federal income tax examination for calendar tax years 2006 through 2009 and is also subject to various state income tax examinations for calendar years 2003 through 2009.

Note (14) Stock-Based Compensation Plans

Incentive Stock Option Plan

In 1999, the Board of Directors and stockholders approved our 1999 Incentive Stock Option Plan (the “1999 Plan”). The 1999 Plan authorizes the issuance of incentive stock options and nonqualified stock options. The Compensation Committee determines the type, amount and terms, including vesting, of any award made under the incentive plan. Incentive stock options granted generally vest as follows: grants to officers—generally over a defined term up to three years; and grants to employees—over the succeeding three years and expire ten years from the date of the grant. Nonqualified stock option grants to directors and consultants generally vest immediately upon grant and expire three years from the date of grant.

At our annual shareholder meeting held on August 27, 2009, it was voted to increase the number of shares authorized for issuance under the Plan from 50,000,000 to 80,000,000. At December 31, 2009, the shares available for future grants of stock options were 35,392,763.

The Company accounts for its stock base compensation in accordance with FASB ASC 718-10 “Share-Based Payments,” which requires all companies to measure and recognize compensation expense at fair value for all stock-based payments to employees and directors. Compensation expense recognized in the financial statements includes estimated expense for stock options granted, based on the grant date fair value estimated in accordance with the provisions of FASB ASC 718.

Along with the stock option grant on November 12, 2009, modifications were made to all fiscal year 2009 grants, affecting approximately 30 employees. The modifications provided for all options granted under the 1999 Plan in fiscal year 2009 to have a revised exercise price of $0.15 per share and a revised vesting period of three years. As a result of the modifications, there was no material incremental compensation cost to be recognized.

At December 31, 2009, there was approximately $2,120,000 of total unrecognized compensation cost related to outstanding options that is expected to be recognized over a weighted-average period of 1.75 years.

The fair value of each stock option grant at the grant date is calculated using the Black-Scholes option pricing model with the following assumptions for the years ended December 31:

	2009	2008

Risk-free interest rate	1.09-1.83%	1.90-3.64%
Expected term (years)	2-4 years	3-10 years
Expected volatility	105.0-112.3%	99.0-100.0%
Expected dividend yield	-%	-%
Estimated fair value per stock option granted	$0.08-0.21	$0.21-0.42

The following is a summary of stock option activity:

	Shares	Weighted- Average Exercise Price	Term

Balance, December 31, 2008	20,568,963	0.39
Granted	20,699,000	0.17
Forfeited or expired	(9,556,196)	0.35
Exercised	(326,433)	0.26

Balance, December 31, 2009	31,385,334	0.26	8.33

Options Exercisable, December 31, 2009	14,836,655	0.34	7.12

Unvested Options, December 31, 2009	28,241,085	0.27	8.20

Summarized information about stock options outstanding is as follows:

Range	Number of Options Outstanding at 2009	Average Remaining Life	Average Exercise Price	Options Exercisable, at December 31, 2009	Average Exercise Price of Exercisable Options

$0.15	19,899,000	8.78	$0.15	4,312,001	$0.15
0.22-0.28	820,000	5.74	0.25	820,000	0.25
0.31-0.40	5,780,000	6.99	0.40	5,780,000	0.40
0.44-0.46	4,799,334	8.50	0.46	3,837,654	0.46
0.56	87,000	7.05	0.56	87,000	0.56

	31,385,334			14,836,655

The aggregate intrinsic values of options outstanding, options exercisable and options expected to vest were $0 at December 31, 2009. The total intrinsic value of options exercised for the years ended December 31, 2009 and 2008 was approximately $21,000 and $2,485,000, respectively.

Note (15) Employees’ Savings Plan

The Company established a 401(k) plan in 2000 for eligible employees. Under the provisions of the plan, eligible employees may voluntarily contribute a portion of their compensation up to the statutory limit. Effective January 1, 2008, the Company contributed fifty cents for each dollar a participant contributes, with a maximum contribution of $3,500. Matching contributions were $70,000 in 2009 and $129,000 in 2008.

Note (16) Commitments and Guarantees

The Company’s commitments as of December 31, 2009, for the years 2010 through 2014 and thereafter as summarized below:

(In thousands)	2010	2011	2012	2013	2014	Thereafter	Total
Employment obligations	$880	$—	$—	$—	$—	$—	$880
Renewable energy credit guarantee obligations	60	60	60	—	—	—	180
Operating lease payments	773	773	773	816	816	1,906	5,857

Total	$1,713	$833	$833	$816	$816	$1,906	$6,917

Operating Leases

Texas

Our executive office and research and development facility is housed in a 71,000 square foot facility in Fort Worth, Texas. The facility is leased under an operating lease that commenced March 7, 2008, for a period of ten (10) years expiring in 2018.

New Jersey

We occupy a 30,000 square foot site located at 200 Ludlow Drive, Ewing, New Jersey. The facility is leased under an operating lease commencing July 1, 2007, and expiring June 30, 2015. On March 11, 2010, the Company committed to an exit plan of its New Jersey facility and seeks to sublease this facility and relocate retained personnel to a smaller facility in or near the New Jersey area.

Employment Agreements

Upon the closing of the ENTECH acquisition, we entered into employment agreements with five ENTECH employees that provide for base compensation ranging between $79,284 and $196,248. Each of the five ENTECH employees also received options to purchase 300,000 shares of our common stock. As additional compensation, four of such ENTECH employees are entitled to an amount calculated as 0.2% of ENTECH’s gross revenues determined in accordance with accounting principles generally accepted in the United States until the accumulated total of such additional compensation paid by us to each of them equals $1,000,000. As of December 31, 2009, no additional compensation was earned.

On December 18, 2006, we entered into a five-year employment agreement with Mr. Kelly, our former Chief Executive Officer, effective January 1, 2007. Adjusted compensation under the agreement is $250,000 annual salary and $1,200 per month auto allowance. Mr. Kelly participates in our “fringe benefits” including health coverage and the maintenance of a whole life policy. The benefits continue if employment is terminated without cause or by reason of death or disability to Mr. Kelly or his estate for the remaining term of the agreement or a period of 24 months, whichever is longer. Effective January 19, 2007, Mr. Kelly was granted 5,000,000 stock options at an exercise price of $0.40, fair market value at the date of the grant. These shares will vest twenty percent (20%) per year, with the first twenty percent (20%) vesting immediately upon the grant of the options and the remaining options vesting twenty percent (20%) per year on the annual anniversary of the initial grant.

We amended Mr. Kelly’s employment agreement on December 31, 2008 such that, upon Mr. Kelly’s termination from us, the total of Mr. Kelly’s cash severance payments were fixed at $900,000, he would receive 1,000,000 common shares of our stock, and all outstanding stock options would vest immediately. In addition, in the event that Mr. Kelly and the Company reached agreement on the sale of substantially all of the Mobile MaxPure® assets, the amended employment agreement allotted Mr. Kelly $225,000 of credit towards the purchase price. Receipt of the amended severance compensation and the Mobile MaxPure® purchase price credit were subject to Mr. Kelly entering into a release of claims on terms satisfactory to us.

Mr. Kelly resigned on January 7, 2009 and the parties executed a Separation Agreement and General Release as of January 20, 2009. On March 6, 2009, we closed on the sale to Mr. Kelly of substantially all of the Mobile MaxPure® assets and certain trademarks relating to our former names for $358,035. Mr. Kelly received the $225,000 purchase price credit and the parties agreed that the balance of the purchase price, $133,035, would be paid by Mr. Kelly through the reduction of Mr. Kelly’s cash severance payments.

Note (17) Contingencies

We are subject to various claims and suits from time to time in the ordinary course of its business. We are not aware of any pending or threatened litigation that could have a material adverse effect on our business, financial condition or results of operations.

Note (18) Supplemental Disclosure of Cash Flow Information

(In thousands)	2009	2008
Conversion of Series C 6% Convertible Preferred Stock	$170	—
Issuance of stock in lieu of Interest (non-cash)	—	$77
Issuance of stock for services (non-cash)	—	$10
Issuance of options and warrants for services (non-cash)	—	$274
Cash for interest	—	$40
Conversion of note into convertible Preferred Series F	—	$6
Issuance of common stock for acquisition of ENTECH	—	$42,295
Issuance of series E convertible preferred stock for common stock	—	$27,383

Note (19) Subsequent Events

On January 6, 2010, January 14, 2010, January 29, 2010, February 8, 2010 and March 1, 2010, we entered into Stock Purchase Agreements with The Quercus Trust whereby an aggregate of 40,562,500 common shares were issued at $0.08 per share.

On February 5, 2010, the Company announced that David Gelbaum, Chairman and Trustee of The Quercus Trust, a major shareholder in the Company, became Chief Executive Officer, replacing Dr. Frank W. Smith, who had served as the Company’s CEO since March 2008.

On February 19, 2010, we entered into a preferred stock purchase agreement with Socius Capital Group, LLC (“Socius”). This agreement contemplates that we will sell up to 500 shares of our Series G Preferred Stock, in one or more tranches at a purchase price of $10,000 per share, for an aggregate issue price of up to $5 million. In addition we issued to Socius a warrant to acquire 40,909,091 shares of our common stock. With each tranche, Socius will vest in five-year warrants to purchase shares of our common stock equal to 135% of the tranche amount. The exercise price of the warrants will equal the closing bid price of our common stock on the date we provide notice of a tranche to Socius. Funding under the agreement with Socius is subject to the satisfaction of a number of conditions, including the effectiveness of a registration statement that we will be filing with the Securities and Exchange Commission relating to Socius potential sale of the common stock underlying the warrants. Under the terms of the purchase agreement, Entech Solar will pay Socius a commitment fee of $250,000 payable in cash or in our common stock.

On March 2, 2010, the Company announced the resignation of Sandy J. Martin as Chief Financial Officer effective April 23, 2010.

On March 11, 2010, the Company committed to an exit plan of its New Jersey facility and seeks to sublease this facility and relocate retained personnel to a smaller facility in or near the New Jersey area. This exit plan has estimated costs of $1.3 million in connection with the restructuring, of which approximately $0.3 million pertain to termination benefits to identified personnel and $1.0 million related to the fair value of the remaining lease obligations, net of estimated sublease income, and other related moving costs in New Jersey.

On March 19, 2010, the Company sold 150 shares of its Series G Preferred stock for $1.5 million in cash to The Quercus Trust. As part of the transaction, the Company also issued a warrant to purchase 11,911,765 shares of its common stock with an exercise price of $0.17 per share to The Quercus Trust. Funding under the agreement with Quercus Trust is subject to the satisfaction of a number of conditions but does not require the filing of a registration statement with the Securities and Exchange Commission.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Evaluation of Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal accounting officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. We conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (Disclosure Controls) as of the end of the period covered by this Form 10-K. The controls evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (SEC’s) rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, as system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the assessment using those criteria, management believes that, as of December 31, 2009, our internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

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

ITEM 9B.	OTHER INFORMATION

None.

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

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from our Proxy Statement.

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer and principal financial officer. We have made it available, free of charge, on our website at www.entechsolar.com, and if we amend it or grant any waiver under it that applies to our principal executive officer, principal financial officer, or principal accounting officer, we will promptly post that amendment or waiver on our website as well.

ITEM 11: EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our Proxy Statement.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from our Proxy Statement.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item is incorporated by reference from our Proxy Statement.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from our Proxy Statement.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a)	Financial Statements. The following documents are filed as Appendix A hereto and are included as part of this annual report on Form 10-K.

Report of Independent Registered Public Accounting Firm—Amper, Politziner & Mattia, LLP

Consolidated Balance Sheets—December 31, 2009 and 2008

Consolidated Statements of Operations—Years ended December 31, 2009 and 2008

Consolidated Statements of Cash Flows—Years ended December 31, 2009 and 2008

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)—Years ended December 31, 2009 and 2008

Notes to Consolidated Financial Statements

All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(b)	Exhibits

Exhibit Number	Description
2.1	Plan of Merger of WorldWater, a Nevada corporation with and into WorldWater, a Delaware corporation, filed with the State of Delaware April 30, 2001. Incorporated by reference to Exhibit 2.1 to the Company’s Form SB-2 filed with the Securities and Exchange Commission on January 3, 2003 (File No. 333-102348).

2.2	State of Nevada Articles of Merger, filed with the State of Nevada May 9, 2001. Incorporated by reference to Exhibit 2.2 to the Company’s Form SB-2 filed with the Securities and Exchange Commission on January 3, 2003 (File No. 333-102348).

2.3	Certificate of Merger of Domestic Corporation and Foreign Corporation filed with State of Delaware April 30, 2001. Incorporated by reference to Exhibit 2.3 to the Company’s Form SB-2 filed with the Securities and Exchange Commission on January 3, 2003 (File No. 333-102348).

2.4	Agreement and Plan of Merger by and among WorldWater & Solar Technologies Corp., WorldWater Merger Corp. and Entech, Inc. and All of the Stockholders of Entech, Inc., dated October 29, 2007. Incorporated by reference to Appendix C of the Company’s Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act, filed with the Securities and Exchange Commission on May 15, 2008.

3.1	Certificate of Incorporation. Incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 dated July 23, 2001 filed with the Securities and Exchange Commission on August 1, 2001 (File No. 333-66484).

3.2	Certificate of Amendment of Certificate of Incorporation. Incorporated by reference to Exhibit 3.2 to the Company’s Form SB-2 filed with the Securities and Exchange Commission on January 3, 2003 (File No. 333-102348).

Exhibit Number	Description
3.3	Certificate of Amendment of Certificate of Incorporation dated July 7, 2005. Incorporated by reference to Exhibit 3.4 to the Company’s Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2006 (File No. 00016936).

3.4	Certificate of Amendment of Certificate of Incorporation of WorldWater & Solar Technologies Corp. filed with the State of Delaware on July 2, 2008. Incorporated by reference to Exhibit 3.5 to the Company’s Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission on March 17, 2009.

3.5	Certificate of Ownership & Merger—Merging WWST Merger Corp. into WorldWater & Solar Technologies Corp., effective January 12, 2009. Incorporated by reference to Exhibit 3(i) of the Company’s Form 8-K filed with the Securities and Exchange Commission on January 16, 2009.

3.6	Amended and Restated By-laws of WorldWater Incorporated by reference to Exhibit 4.2 to the Company’s Form S-8 dated July 23, 2001 filed with the Securities and Exchange Commission on August 1, 2001 (File No. 333-66484).

3.7	Amended and Restated Bylaws of the Company. Incorporated by reference to Exhibit 3.7 to the Company’s Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission on March 17, 2009.

4.1	Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock dated November 29, 2006. Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 5, 2006 (File No. 000-16936).

4.2	Certificate of Designation of Series E Convertible Preferred Stock dated January 25, 2008. Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 31, 2008.

4.3	Certificate of Designation of Series F Convertible Stock dated February 12, 2008. Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 18, 2008.

4.4	Certificate of Designations of Series G Preferred Stock dated February 16, 2010. Incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on February 19, 2010.

4.5	Series A Convertible Preferred Stock Certificate of Designations, Preferences and Rights dated February 12, 2010. Incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed with the Securities and Exchange Commission on February 19, 2010.

4.6	Series B Convertible Preferred Stock Certificate of Designations, Preferences and Rights dated February 12, 2010. Incorporated by reference to Exhibit 4.3 of the Company’s Form 8-K filed with the Securities and Exchange Commission on February 19, 2010.

10.1	Securities Purchase Agreement between WorldWater Corp. and SBI Brightline VIII LLC dated April 1, 2004. Incorporated by reference to Exhibit 10.1 to the Company’s Form SB-2 filed with the Securities and Exchange Commission on July 30, 2004 (File No. 333-115561).

10.2	Stock Purchase Warrant dated March 29, 2004. Incorporated by reference to Exhibit 10.3 to Company’s Form SB-2 filed with the Securities and Exchange Commission on July 30, 2004 (File No. 333-115561).

10.3	Registration Rights Agreement by and between WorldWater and SBI Advisors, LLC dated as of March 29, 2004 Incorporated by reference to Exhibit 10.4 to the Company’s Form SB-2 filed with the Securities and Exchange Commission on July 30, 2004 (File No. 333-115561).

10.4	Forms of Warrant Purchase Agreements between WorldWater and certain Selling Stockholders. Incorporated by reference to Exhibit 10.5 to the Company’s Form SB-2 filed with the Securities and Exchange Commission on February 11, 2005 (File No. 333-122756).

10.5	Form of Registration Rights Agreement between WorldWater and certain Selling Stockholders. Incorporated by reference to Exhibit 10.6 to the Company’s Form SB-2 filed with the Securities and Exchange Commission on February 11, 2005 (File No. 333-122756).

10.6	Restricted Stock Agreement for Quentin T. Kelly dated July 1, 2002. Incorporated by reference to Exhibit 10.12 to the Company’s Form SB-2 filed with the Securities and Exchange Commission on January 3, 2003 (File No. 333-102348).

10.7	Larry Crawford Employment Agreement dated effective as of January 1, 2007. Incorporated by reference to Exhibit 10.10 to the Company’s Form KSB filed with the Securities and Exchange Commission on April 9, 2007.

Exhibit Number	Description
10.8	James S. Brown Employment Agreement dated as of May 24, 2004. Incorporated by reference to Exhibit 10.10 to the Company’s Form SB-2 filed with the Securities and Exchange Commission on February 11, 2005 (File No. 333-122756).

10.9	Quentin T. Kelly Employment Agreement dated effective as January 1, 2007. Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-KSB filed with the Securities and Exchange Commission on April 9, 2007. Amended by that First Amendment to the Employment Agreement, dated as of December 31, 2008, and incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 7, 2009.

10.10	Robert A. Gunther Executive Employment Agreement dated effective January 7, 2008 and incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 24, 2008.

10.11	Larry Crawford Employment Agreement dated effective as of January 1, 2007. Incorporated by reference to Exhibit 10.10 to the Company’s Form KSB filed with the Securities and Exchange Commission on April 9, 2007.

10.12	Frank L. Smith Executive Employment Agreement dated effective February 5, 2007 and incorporated by reference to Exhibit 10.21 of the Company’s S-1 Registration Statement filed with the Securities and Exchange Commission on October 17, 2008 (File No. 333-152096).

10.13	Securities Purchase Agreement dated as of July 21, 2005 between WorldWater & Power Corp., a Delaware corporation as the Company and CAMOFI Master LDC, its successors and assigns as Purchaser. Incorporated by reference to 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 28, 2005 (File No. 000-16936).

10.14	Registration Rights Agreement dated as of July 21, 2005 between WorldWater & Power Corp., a Delaware corporation and CAMOFI Master LDC as Purchaser. Incorporated by reference to 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 28, 2005 (File No. 000-16936).

10.15	Common Stock Purchase Warrant dated July 21, 2005 issued to CAMOFI Master LDC as Holder for 9,027,778 shares of common stock of WorldWater & Power Corp. at the exercise price of $0.18 per share and terminating on July 21, 2009. Incorporated by reference to 10.5 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 28, 2005 (File No. 000-16936).

10.16	Common Stock Purchase Warrant dated July 21, 2005 issued to CAMOFI Master LDC as Holder for 1,277,778 shares of common stock of WorldWater & Power Corp. at the exercise price of $0.22 per share and terminating on July 21, 2009. Incorporated by reference to 10.6 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 28, 2005 (File No. 000-16936).

10.17	Common Stock Purchase Warrant dated July 25, 2005 issued to The Water Fund, LP for 416,667 shares of common stock of WorldWater & Power Corp. at the exercise price of $0.22 per share and terminating on August 15, 2009. Incorporated by reference to 10.17 to the Company’s Form SB-2 filed with the Securities and Exchange Commission on October 21, 2005 (File No. 33-0123045).

10.18	Common Stock Purchase Warrant dated July 25, 2005 issued to The Water Fund, LP for 416,667 shares of common stock of WorldWater & Power Corp. at the exercise price of $0.22 per share and terminating on August 15, 2009. Incorporated by reference to 10.18 to the Company’s Form SB-2 filed with the Securities and Exchange Commission on October 21, 2005 (File No. 33-0123045).

10.19	Investment Agreement dated as of November 29, 2006 between WorldWater & Power Corp., a Delaware corporation as the Company and Emcore Corporation. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 5, 2006 (File No. 000-16936).

10.20	Registration Rights Agreement dated as of November 29, 2006 between WorldWater & Power Corp., a Delaware corporation and Emcore Corporation. Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 5, 2006 (File No. 000-16936).

10.21	Letter Agreement dated as of November 29, 2006 between WorldWater & Power Corp., a Delaware corporation and Emcore Corporation. Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 5, 2006 (File No. 000-16936).

10.22	Series D Convertible Preferred Stock Purchase Warrant dated November 29, 2006 issued to Emcore Corporation for 505,044 shares of Series D Convertible Preferred Stock of WorldWater & Power Corp. at the exercise price of $3.17 per share and terminating on November 29, 2016. Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 5, 2006 (File No. 000-16936).

Exhibit Number	Description
10.23	Promissory Note dated January 25, 2008 by WorldWater & Solar Technologies Corp. in favor The Quercus Trust. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 31, 2008.

10.24	Stock Exchange Agreement dated January 25, 2008 by and between WorldWater & Solar Technologies Corp. and The Quercus Trust. Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 31, 2008.

10.25	Stock and Warrant Purchase Agreement Exchange Agreement dated February 12, 2008 by and between WorldWater & Solar Technologies Corp. and The Quercus Trust. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 19, 2008.

10.26	Lease Agreement dated as of March 7, 2008 by and between ENTECH, Inc., as tenant, and Alliance Gateway No. 23, Ltd., as landlord. Incorporated by reference to Exhibit 10.22 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 28, 2008.

10.27	Lease Guarantee dated as of March 7, 2008 by and between WorldWater & Solar Technologies Corp. as guarantor, and Alliance Gateway No. 23, Ltd. Incorporated by reference to Exhibit 10.23 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 28, 2008.

10.28	Warrant Cancellation Agreement dated as of February 4, 2009 by and between The Quercus Trust and Entech Solar, Inc., formerly known as WorldWater & Solar Technologies Corp. Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on February 10, 2009.

10.29	Seventh Amendment and Restatement of the Company’s 1999 Incentive Stock Option Plan. Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the Securities and Exchange Commission on February 10, 2009.

10.30	Subscription Agent Agreement dated October 22, 2009 by and between Entech Solar, Inc., Computershare Inc. and Computershare Trust Company, N.A. Incorporated by reference to Exhibit 10.30 of Amendment Number 3 of the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 23, 2009.

10.31	Letter of Agreement dated October 22, 2009 between Entech Solar, Inc. and Georgeson Inc. Incorporated by reference to Exhibit 10.31 of Amendment Number 3 of the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 23, 2009.

10.32	Convertible Promissory Note dated September 10, 2009 from the Company, as payee, payable to the order of The Quercus Trust. Incorporated by reference to Exhibit 10.32 of Amendment Number 3 of the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 23, 2009.

10.33	Stock Purchase Agreement dated December 15, 2009 by and between Entech Solar, Inc. and The Quercus Trust. Incorporated by reference to Exhibit 10.33 of Amendment Number 4 of the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 16, 2009.

10.34	Stock Purchase Agreement dated January 14, 2010 by and between The Quercus Trust and Entech Solar, Inc. Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on February 4, 2010.

10.35	Stock Purchase Agreement dated February 1, 2010 by and between The Quercus Trust and Entech Solar, Inc. Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the Securities and Exchange Commission on February 4, 2010.

10.36	Stock Purchase Agreement dated February 8, 2010 by and between The Quercus Trust and Entech Solar, Inc. Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on February 12, 2010.

10.37	Stock Purchase Agreement dated February 12, 2010 by and between The Quercus Trust and Entech Solar, Inc. Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the Securities and Exchange Commission on February 12, 2010.

Exhibit Number	Description

10.38	Preferred Stock Purchase Agreement, dated as of February 19, 2010, by and among Entech Solar, Inc. and Socius Capital Group, LLC, dba Socius Energy Capital Group, LLC. Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on February 19, 2010.

10.39	Warrant to Purchase Common Stock Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the Securities and Exchange Commission on February 19, 2010.

10.39	Stock Purchase Agreement, dated March 1, 2010, by and between The Quercus Trust and Entech Solar, Inc. Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on March 5, 2010.

23.1	Consent of Independent Registered Public Accounting Firm—Amper, Politziner & Mattia, LLP

31.1	Certification by the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Entech Solar, Inc. (Registrant)

By:	/s/ DAVID GELBAUM	Date:	March 31, 2010
David Gelbaum Chief Executive Officer

By:	/s/ SANDRA J. MARTIN	Date:	March 31, 2010
Sandra J. Martin Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ DAVID GELBAUM David Gelbaum	Chief Executive Officer and Chairman (Principal Executive Officer)	March 31, 2010

/S/ SANDRA J. MARTIN Sandra J. Martin	Chief Financial Officer (Principal Financial Officer)	March 31, 2010

/S/ LAWRENCE KAUFMAN Lawrence Kaufman	Director	March 31, 2010

/S/ DAVID FIELD David Field	Director	March 31, 2010

/S/ PETER L. CORSELL Peter L. Corsell	Director	March 31, 2010

/S/ MARK J. O’NEILL Mark J. O’Neill	Director	March 31, 2010

/S/ FRANK W. SMITH Frank W. Smith	Director	March 31, 2010

EXHIBIT INDEX

Exhibit Number	Description
2.1	Plan of Merger of WorldWater, a Nevada corporation with and into WorldWater, a Delaware corporation, filed with the State of Delaware April 30, 2001. Incorporated by reference to Exhibit 2.1 to the Company’s Form SB-2 filed with the Securities and Exchange Commission on January 3, 2003 (File No. 333-102348).

2.2	State of Nevada Articles of Merger, filed with the State of Nevada May 9, 2001. Incorporated by reference to Exhibit 2.2 to the Company’s Form SB-2 filed with the Securities and Exchange Commission on January 3, 2003 (File No. 333-102348).

2.3	Certificate of Merger of Domestic Corporation and Foreign Corporation filed with State of Delaware April 30, 2001. Incorporated by reference to Exhibit 2.3 to the Company’s Form SB-2 filed with the Securities and Exchange Commission on January 3, 2003 (File No. 333-102348).

2.4	Agreement and Plan of Merger by and among WorldWater & Solar Technologies Corp., WorldWater Merger Corp. and Entech, Inc. and All of the Stockholders of Entech, Inc., dated October 29, 2007. Incorporated by reference to Appendix C of the Company’s Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act, filed with the Securities and Exchange Commission on May 15, 2008.

3.1	Certificate of Incorporation. Incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 dated July 23, 2001 filed with the Securities and Exchange Commission on August 1, 2001 (File No. 333-66484).

3.2	Certificate of Amendment of Certificate of Incorporation. Incorporated by reference to Exhibit 3.2 to the Company’s Form SB-2 filed with the Securities and Exchange Commission on January 3, 2003 (File No. 333-102348).

3.3	Certificate of Amendment of Certificate of Incorporation dated July 7, 2005. Incorporated by reference to Exhibit 3.4 to the Company’s Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2006 (File No. 00016936).

3.4	Certificate of Amendment of Certificate of Incorporation of WorldWater & Solar Technologies Corp. filed with the State of Delaware on July 2, 2008. Incorporated by reference to Exhibit 3.5 to the Company’s Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission on March 17, 2009.

3.5	Certificate of Ownership & Merger—Merging WWST Merger Corp. into WorldWater & Solar Technologies Corp., effective January 12, 2009. Incorporated by reference to Exhibit 3(i) of the Company’s Form 8-K filed with the Securities and Exchange Commission on January 16, 2009.

3.6	Amended and Restated By-laws of WorldWater Incorporated by reference to Exhibit 4.2 to the Company’s Form S-8 dated July 23, 2001 filed with the Securities and Exchange Commission on August 1, 2001 (File No. 333-66484).

3.7	Amended and Restated Bylaws of the Company. Incorporated by reference to Exhibit 3.7 to the Company’s Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission on March 17, 2009.

4.1	Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock dated November 29, 2006. Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 5, 2006 (File No. 000-16936).

4.2	Certificate of Designation of Series E Convertible Preferred Stock dated January 25, 2008. Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 31, 2008.

4.3	Certificate of Designation of Series F Convertible Stock dated February 12, 2008. Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 18, 2008.

4.4	Certificate of Designations of Series G Preferred Stock dated February 16, 2010. Incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on February 19, 2010.

4.5	Series A Convertible Preferred Stock Certificate of Designations, Preferences and Rights dated February 12, 2010. Incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed with the Securities and Exchange Commission on February 19, 2010.

4.6	Series B Convertible Preferred Stock Certificate of Designations, Preferences and Rights dated February 12, 2010. Incorporated by reference to Exhibit 4.3 of the Company’s Form 8-K filed with the Securities and Exchange Commission on February 19, 2010.

Exhibit Number	Description
10.1	Securities Purchase Agreement between WorldWater Corp. and SBI Brightline VIII LLC dated April 1, 2004. Incorporated by reference to Exhibit 10.1 to the Company’s Form SB-2 filed with the Securities and Exchange Commission on July 30, 2004 (File No. 333-115561).

10.2	Stock Purchase Warrant dated March 29, 2004. Incorporated by reference to Exhibit 10.3 to Company’s Form SB-2 filed with the Securities and Exchange Commission on July 30, 2004 (File No. 333-115561).

10.3	Registration Rights Agreement by and between WorldWater and SBI Advisors, LLC dated as of March 29, 2004 Incorporated by reference to Exhibit 10.4 to the Company’s Form SB-2 filed with the Securities and Exchange Commission on July 30, 2004 (File No. 333-115561).

10.4	Forms of Warrant Purchase Agreements between WorldWater and certain Selling Stockholders. Incorporated by reference to Exhibit 10.5 to the Company’s Form SB-2 filed with the Securities and Exchange Commission on February 11, 2005 (File No. 333-122756).

10.5	Form of Registration Rights Agreement between WorldWater and certain Selling Stockholders. Incorporated by reference to Exhibit 10.6 to the Company’s Form SB-2 filed with the Securities and Exchange Commission on February 11, 2005 (File No. 333-122756).

10.6	Restricted Stock Agreement for Quentin T. Kelly dated July 1, 2002. Incorporated by reference to Exhibit 10.12 to the Company’s Form SB-2 filed with the Securities and Exchange Commission on January 3, 2003 (File No. 333-102348).

10.7	Larry Crawford Employment Agreement dated effective as of January 1, 2007. Incorporated by reference to Exhibit 10.10 to the Company’s Form KSB filed with the Securities and Exchange Commission on April 9, 2007.

10.8	James S. Brown Employment Agreement dated as of May 24, 2004. Incorporated by reference to Exhibit 10.10 to the Company’s Form SB-2 filed with the Securities and Exchange Commission on February 11, 2005 (File No. 333-122756).

10.9	Quentin T. Kelly Employment Agreement dated effective as January 1, 2007. Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-KSB filed with the Securities and Exchange Commission on April 9, 2007. Amended by that First Amendment to the Employment Agreement, dated as of December 31, 2008, and incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 7, 2009.

10.10	Robert A. Gunther Executive Employment Agreement dated effective January 7, 2008 and incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 24, 2008.

10.11	Larry Crawford Employment Agreement dated effective as of January 1, 2007. Incorporated by reference to Exhibit 10.10 to the Company’s Form KSB filed with the Securities and Exchange Commission on April 9, 2007.

10.12	Frank L. Smith Executive Employment Agreement dated effective February 5, 2007 and incorporated by reference to Exhibit 10.21 of the Company’s S-1 Registration Statement filed with the Securities and Exchange Commission on October 17, 2008 (File No. 333-152096).

10.13	Securities Purchase Agreement dated as of July 21, 2005 between WorldWater & Power Corp., a Delaware corporation as the Company and CAMOFI Master LDC, its successors and assigns as Purchaser. Incorporated by reference to 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 28, 2005 (File No. 000-16936).

10.14	Registration Rights Agreement dated as of July 21, 2005 between WorldWater & Power Corp., a Delaware corporation and CAMOFI Master LDC as Purchaser. Incorporated by reference to 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 28, 2005 (File No. 000-16936).

10.15	Common Stock Purchase Warrant dated July 21, 2005 issued to CAMOFI Master LDC as Holder for 9,027,778 shares of common stock of WorldWater & Power Corp. at the exercise price of $0.18 per share and terminating on July 21, 2009. Incorporated by reference to 10.5 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 28, 2005 (File No. 000-16936).

10.16	Common Stock Purchase Warrant dated July 21, 2005 issued to CAMOFI Master LDC as Holder for 1,277,778 shares of common stock of WorldWater & Power Corp. at the exercise price of $0.22 per share and terminating on July 21, 2009. Incorporated by reference to 10.6 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 28, 2005 (File No. 000-16936).

Exhibit Number	Description
10.17	Common Stock Purchase Warrant dated July 25, 2005 issued to The Water Fund, LP for 416,667 shares of common stock of WorldWater & Power Corp. at the exercise price of $0.22 per share and terminating on August 15, 2009. Incorporated by reference to 10.17 to the Company’s Form SB-2 filed with the Securities and Exchange Commission on October 21, 2005 (File No. 33-0123045).

10.18	Common Stock Purchase Warrant dated July 25, 2005 issued to The Water Fund, LP for 416,667 shares of common stock of WorldWater & Power Corp. at the exercise price of $0.22 per share and terminating on August 15, 2009. Incorporated by reference to 10.18 to the Company’s Form SB-2 filed with the Securities and Exchange Commission on October 21, 2005 (File No. 33-0123045).

10.19	Investment Agreement dated as of November 29, 2006 between WorldWater & Power Corp., a Delaware corporation as the Company and Emcore Corporation. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 5, 2006 (File No. 000-16936).

10.20	Registration Rights Agreement dated as of November 29, 2006 between WorldWater & Power Corp., a Delaware corporation and Emcore Corporation. Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 5, 2006 (File No. 000-16936).

10.21	Letter Agreement dated as of November 29, 2006 between WorldWater & Power Corp., a Delaware corporation and Emcore Corporation. Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 5, 2006 (File No. 000-16936).

10.22	Series D Convertible Preferred Stock Purchase Warrant dated November 29, 2006 issued to Emcore Corporation for 505,044 shares of Series D Convertible Preferred Stock of WorldWater & Power Corp. at the exercise price of $3.17 per share and terminating on November 29, 2016. Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 5, 2006 (File No. 000-16936).

10.23	Promissory Note dated January 25, 2008 by WorldWater & Solar Technologies Corp. in favor The Quercus Trust. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 31, 2008.

10.24	Stock Exchange Agreement dated January 25, 2008 by and between WorldWater & Solar Technologies Corp. and The Quercus Trust. Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 31, 2008.

10.25	Stock and Warrant Purchase Agreement Exchange Agreement dated February 12, 2008 by and between WorldWater & Solar Technologies Corp. and The Quercus Trust. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 19, 2008.

10.26	Lease Agreement dated as of March 7, 2008 by and between ENTECH, Inc., as tenant, and Alliance Gateway No. 23, Ltd., as landlord. Incorporated by reference to Exhibit 10.22 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 28, 2008.

10.27	Lease Guarantee dated as of March 7, 2008 by and between WorldWater & Solar Technologies Corp. as guarantor, and Alliance Gateway No. 23, Ltd. Incorporated by reference to Exhibit 10.23 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 28, 2008.

10.28	Warrant Cancellation Agreement dated as of February 4, 2009 by and between The Quercus Trust and Entech Solar, Inc., formerly known as WorldWater & Solar Technologies Corp. Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on February 10, 2009.

10.29	Seventh Amendment and Restatement of the Company’s 1999 Incentive Stock Option Plan. Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the Securities and Exchange Commission on February 10, 2009.

10.30	Subscription Agent Agreement dated October 22, 2009 by and between Entech Solar, Inc., Computershare Inc. and Computershare Trust Company, N.A. Incorporated by reference to Exhibit 10.30 of Amendment Number 3 of the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 23, 2009.

10.31	Letter of Agreement dated October 22, 2009 between Entech Solar, Inc. and Georgeson Inc. Incorporated by reference to Exhibit 10.31 of Amendment Number 3 of the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 23, 2009.

Exhibit Number	Description
10.32	Convertible Promissory Note dated September 10, 2009 from the Company, as payee, payable to the order of The Quercus Trust. Incorporated by reference to Exhibit 10.32 of Amendment Number 3 of the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 23, 2009.

10.33	Stock Purchase Agreement dated December 15, 2009 by and between Entech Solar, Inc. and The Quercus Trust. Incorporated by reference to Exhibit 10.33 of Amendment Number 4 of the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 16, 2009.

10.34	Stock Purchase Agreement dated January 14, 2010 by and between The Quercus Trust and Entech Solar, Inc. Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on February 4, 2010.

10.35	Stock Purchase Agreement dated February 1, 2010 by and between The Quercus Trust and Entech Solar, Inc. Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the Securities and Exchange Commission on February 4, 2010.

10.36	Stock Purchase Agreement dated February 8, 2010 by and between The Quercus Trust and Entech Solar, Inc. Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on February 12, 2010.

10.37	Stock Purchase Agreement dated February 12, 2010 by and between The Quercus Trust and Entech Solar, Inc. Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the Securities and Exchange Commission on February 12, 2010.

10.38	Preferred Stock Purchase Agreement, dated as of February 19, 2010, by and among Entech Solar, Inc. and Socius Capital Group, LLC, dba Socius Energy Capital Group, LLC. Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on February 19, 2010.

10.39	Warrant to Purchase Common Stock. Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the Securities and Exchange Commission on February 19, 2010.

10.40	Stock Purchase Agreement, dated March 1, 2010, by and between The Quercus Trust and Entech Solar, Inc. Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on March 5, 2010.

23.1	Consent of Independent Registered Public Accounting Firm—Amper, Politziner & Mattia, LLP

31.1	Certification by the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.