Form 10-K/A
period 2009-12-31
ENTECH SOLAR, INC.
filed 2010-04-29
CIK 811271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

Commission file number: 000-16936

Entech Solar, Inc.

(Exact name of registrant as specified in its Charter)

Delaware	33-0123045
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

13301 Park Vista Blvd., Suite 100, Fort Worth, Texas	76177
(Address of Principal Executive Offices)	(Zip Code)

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

As of April 22, 2010 the Registrant had outstanding 321,608,091 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Entech Solar, Inc. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the year ended December 31, 2009, originally filed with the Securities and Exchange Commission (the “SEC”) on March 21, 2010 (the “Original 10-K”).

This Amendment is being filed to amend the Original 10-K to include the information required by Part III of Form 10-K and not included in the Original 10-K as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2009. In addition, on the cover page, (i) the reference in the Original 10-K to the incorporation by reference of the definitive Proxy Statement for the Company’s 2009 Annual Meeting of Stockholders has been deleted, and (ii) the information with respect to the number of outstanding shares of Common Stock has been updated as of April 22, 2010. The Company also has updated its list of exhibits in Item 15 of this Amendment. Except for the foregoing, no other changes have been made to the Original 10-K. Except where expressly indicated, this Amendment does not reflect events occurring after the filing of the Original 10-K or modify or update those disclosures affected by subsequent events. The Original 10-K continues to speak as of the date of the Original 10-K, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original 10 K. Accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the date of the Original 10-K.

PART III.

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Officers and Directors

Our certificate of incorporation and bylaws presently provide that our Board of Directors shall consist of four to eleven members. The Board of Directors is currently set at and comprised of four directors. Our directors serve for a term of one year and until the next annual meeting of stockholders and the respective election and qualification of their successors. Pursuant to our bylaws, our Chairman of the Board and our Chief Financial Officer are selected by the Board of Directors. All other executive officers are selected by the Chairman of the Board. Each of our executive officers is selected by the Board of Directors for a term of one year or until the executive officer’s successor is duly elected and qualified or until such executive officer’s resignation or removal. There is no family relationship among any of the directors and executive officers.

Our directors and executive officers are as follows:

Name	Age	Position with the Company
David Gelbaum	61	Chief Executive Officer, Chairman of the Board, President and Director
Charles Michel	56	Chief Financial Officer
Sean C. Rooney	43	Chief Operating Officer
Mark J. O’Neill	64	Chief Technology Officer and Director
Peter L. Corsell	32	Director
David Field	48	Director

Information With Respect to Directors and Executive Officers

The following information pertains to the directors, their ages, principal occupations and other public company directorships for at least the last five years and information regarding their specific experience, qualifications, attributes or skills that led to the conclusion that each such person should serve as a director in light of our business and structure. In addition to this information, the Board of Directors also believes that each director has a reputation for integrity, honesty and adherence to high ethical standards. Each director has demonstrated business acumen and an ability to exercise sound judgment, as well as a commitment of service to us and to the Board of Directors.

David Gelbaum is our Chief Executive Officer, President, Chairman of the Board and a director. Mr. Gelbaum was appointed to the Board of Directors on February 20, 2008, became Chairman on January 12, 2009, and became our Chief Executive officer on February 8, 2010. Mr. Gelbaum is the co-trustee of The Quercus Trust which, pursuant to rights given to The Quercus Trust, as the holder of the Series D preferred stock and in accordance with the terms and conditions of a letter agreement between us and The Quercus Trust entered into in connection with The Quercus Trust’s purchase of Series F preferred stock (which automatically converted into common shares upon the conclusion of our special meeting of stockholders held on July 26, 2008), has nominated three of the four directors currently serving on the Board of Directors. Mr. Gelbaum is one such director. Mr. Gelbaum has been a private investor since 2002. From 1989 until 2002, Mr. Gelbaum performed quantitative modeling for stock price returns and derivative securities for TGS Management, and from 1972 until 1989 he worked at Oakley & Sutton in a similar capacity. Mr. Gelbaum serves on the board of directors of Solar Enertech Corp., a manufacturer of photovoltaic solar energy cells and solar applications. Mr. Gelbaum holds a B.A. in mathematics from the University of California, Irvine. Mr. Gelbaum’s qualifications to serve as a member of the Board include his significant strategic insight and business experience from his years of investment with a focus on the environmental technology and renewable energy industries and his experience serving on various public company boards in these industries, including the boards of Solar Enertech Corp., ThermoEnergy Corporation, a wastewater treatment and power generation technologies company, Clean Power Technologies, Inc., a developer of hybrid energy technology and Energy Focus, Inc., a provider of efficient energy and lighting solutions.

Mark J. O’Neill is our Chief Technology Officer and was the President and co-founder of Entech, Inc., which merged with the Company in January 2008, since Entech, Inc.’s founding in 1983. Mr. O’Neill was appointed to our Board of Directors on March 12, 2009. Prior to co-founding Entech, Inc. in 1983, Mr. O’Neill served in a variety of engineering and management positions with E-Systems, Inc., Northrup, Inc., and Lockheed Missiles & Space Company. Mr. O’Neill has authored 15 U.S. patents for inventions ranging from Fresnel lens solar concentrators to collimating tubular skylights. He holds a B.S. in Aerospace Engineering from the University of Notre Dame. Mr. O’Neill’s qualifications to serve on the Board of Directors include his 38 years of experience in developing solar energy technology and his business and industry experience successfully leading Entech, Inc. for 25 years prior to its merger with us.

Peter L. Corsell is one of three directors nominated by The Quercus Trust pursuant to the rights of The Quercus Trust described above. Mr. Corsell joined the Board on February 18, 2009. Mr. Corsell is Chief Executive Officer of GridPoint, Inc., an Arlington, Virginia-based provider of smart grid and utility management software founded by Mr. Corsell in 2003. Mr. Corsell also serves as Chairman of the World Economic Forum’s Global Agenda Council on Alternative Energies and is a member of Newsweek’s Global Environment and Leadership Advisory Committee. In addition, he serves on the board of managers of Clearpath Immigration, LLC, a software-as-services immigration filing provider. Previously, Mr. Corsell served with the U.S. State Department in Cuba and as a political analyst with the Central Intelligence Agency. Mr. Corsell holds a B.S. from the School of Foreign Service at Georgetown University. Mr. Corsell’s qualifications to serve on our Board of Directors include his technical and business management experience as founder and Chief Executive Officer of GridPoint, Inc., and his experience serving on the Smart Grid Advisory Board of XcelEnergy, a publicly held electricity and natural gas energy company, the Environmental Media Association’s Corporate Board and the board of directors of Standard Renewable Energy, a provider of energy solutions for homeowners, businesses, and government entities.

David Field is one of three directors nominated by The Quercus Trust pursuant to the rights of The Quercus Trust described above. Mr. Field became a member of the Board on August 26, 2009. Since 2006, Mr. Field has been the President and Chief Executive Officer of Applied Solar, LLC, a solar product development company and is also currently the Chief Executive Officer of OneRoof Energy, Inc., a developer and operator of distributed energy generation systems. From 2005 to 2006, prior to joining Applied Solar, Mr. Field was a senior executive at Clark Security Products, an independent security distribution company. Previously, Mr. Field founded and managed several companies in the energy sector, including Sunthetic Energy, Inc. In 2001, Mr. Field founded and was Chief Executive Officer of Clarus Energy Partners, a leading Distributed Generation developer, owner and operator that was acquired by Hunt Power, an affiliate of Dallas-based Hunt Oil, in 2004. Prior to Clarus Energy, Mr. Field co-founded Omaha-based Kiewit Fuels, a renewable energy company specializing in the development of biofuels production. In addition to a career in sustainable energy development, he also has an extensive background in water technology and infrastructure development, with companies such as Bechtel, Peter Kiewit, and Poseidon Resources, as well as in corporate finance with Citicorp. Mr. Field serves on the board of directors of Applied Solar LLC, OneRoof Energy, Inc., and Solar Enertech, Inc., a manufacturer of photovoltaic energy cells. In July 2009, Applied Solar, Inc., of which Mr. Field was Chief Executive Officer, underwent a reorganization pursuant to chapter 11 of the Federal bankruptcy laws, during which time its assets were sold to Quercus APSO LLC, the predecessor of Applied Solar LLC. Mr. Field holds a BBA from Western Michigan University and a MBA from the Thunderbird School of International Management. Mr. Field brings to the Board of Directors significant strategic and business insight from his experience founding, managing and developing companies in the energy sector and from his experience serving as a director on the boards of other public companies.

Sean C. Rooney was appointed our Chief Operating Officer on January 29, 2009. Mr. Rooney previously was our Vice President of Engineering, Procurement and Construction Operations, responsible for directing all Engineering, Procurement and Construction Operations for us since he joined us on February 22, 2008. Prior to joining us, from 1997 to 2008, Mr. Rooney worked for Fluor Corporation in construction management positions of increasing responsibility. Mr. Rooney left Fluor as its Global Director of Construction Services. Mr. Rooney earned a B.S. degree in Construction Science from Texas A&M University in 1989.

Charles “Chas” Michel is our Chief Financial Officer and joined us on April 24, 2010. Mr. Michel has over 30 years’ experience in finance, accounting and business administration in both private and public companies. He has been a partner at SeatonHill Partners, LLC since October 2009. SeatonHill Partners, LLC provides professional services to companies on a part-time, interim or project capacity basis, and Mr. Michel serves as Chief Financial Officer pursuant to an Executive Services Agreement between us and SeatonHill Partners, LLC. Prior to joining SeatonHill Partners, LLC, Mr. Michel served as Vice President, Chief Accounting Officer and Controller of Trinity Industries, Inc. from December 2001 to April 2009, where he was responsible for all accounting operations and financial reporting. Mr. Michel also served as Chief Financial Officer of Dave & Busters, Inc. from October 1994 to November 2001 and Sfuzzi, Inc. from April 1992 to September 1994 and was responsible for financial reporting and financing of operations and strategic development in both positions. Mr. Michel began his career at KPMG LLP in Dallas, Texas where he was an audit partner from June 1986 to April 1992 prior to joining Sfuzzi, Inc. Mr. Michel holds a BBA from Texas Tech University.

Code of Business Conduct and Ethics

We have adopted a written Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. A copy of our Code of Business Conduct and Ethics is available, free of charge, on our website at www.entechsolar.com and print copies are available to any stockholder that requests a copy by directing such request to our Secretary at c/o Entech Solar, Inc., 13301 Park Vista Blvd., Suite 100, Fort Worth, TX 76177. Any amendment to the Code of Business Conduct and Ethics or any waiver under it will be promptly disclosed on our website following the date of such amendment or waiver.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act, or Section 16(a), requires our directors, executive officers and holders of more than 10% of our common stock, or Reporting Persons, to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of such securities. Reporting Persons are required by SEC rules to furnish us with copies of all Section 16(a) reports they file.

Based solely on a review of reports furnished to us during the 2008 and 2009 fiscal years or written representations from the Reporting Persons, we believe that none of our Reporting Persons failed to file on a timely basis reports required by Section 16(a) during the 2008 or 2009 fiscal years, with the following exceptions:

•

David Gelbaum, The Quercus Trust and Monica Chavez Gelbaum filed (i) a late Form 4 on January 31, 2008, which reported one transaction; (ii) a late Form 4 on February 15, 2008, which reported two transactions; (iii) a late Form 4 on July 2, 2008, which reported two transactions; (iv) a late Form 4 on July 25, 2008, which reported two transactions; (v) a late Form 4 on August 22, 2008, which reported two transactions; (vi) a late Form 4 on November 19, 2008, which reported one transaction, as amended by a Form 4/A filed on December 4, 2008; (vii) a late Form 4 on February 3, 2009, which reported one transaction; (viii) a late Form 4 on February 18, 2009, which reported two transactions, (ix) an amended Form 4 on December 18, 2009, which reported five transactions; and (x) a late Form 4 on December 28, 2009, which reported two transactions.

•	Sean Rooney filed (i) a late Form 3 on February 26, 2009; (ii) a late Form 4 on April 1, 2009, which reported one transaction; and (iii) a late Form 4 on June 18, 2009, which reported one transaction.

•	Frank W. Smith filed (i) a late Form 3 on April 1, 2008; and (ii) a late Form 4 on June 18, 2009, which reported one transaction.

•	Mark J. O’Neill filed a late Form 3 on June 17, 2009.

•	Sandra Martin, former Chief Financial Officer, filed a late Form 3 on June 17, 2009.

•	Kent J. Van Houten, former Chief Financial Officer and Vice President of the Company, filed a late Form 3 on February 13, 2009.

•

James Schlafly Brown, a former Executive Vice President of the Company, filed (i) a late Form 4 on June 6, 2008, which reported twenty-seven transactions; and (ii) a late Form 4 on January 7, 2009, which reported eleven transactions.

•

Robert Magyar, former Senior Vice President of Sales of the Company, failed to file (i) a Form 3 upon his appointment as Senior Vice President; (ii) a Form 4 reporting options granted on September 4, 2009; and (iii) a Form 4 reporting options granted on May 27, 2009. He resigned from the Company on July 23, 2009.

•

David Anthony, a former director of the Company, failed to file a Form 3 upon his appointment to the Board. Mr. Anthony filed a late Form 4 on November 19, 2008, which reported one transaction, as amended by a Form 4/A filed on December 4, 2008. He resigned from the Board of Directors on February 23, 2010.

•

Hong Hou, a former director of the Company, failed to file (i) a Form 3 upon his appointment to the Board and (ii) a Form 4 reporting options granted on January 17, 2007. He resigned from the Board of Directors on January 12, 2009.

•

Jacob Worenklein, a former director of the Company, (i) filed a late Form 3 on April 28, 2010; and (ii) a late Form 4 on April 28, 2010, which reported three transactions. He resigned from the Board of Directors on February 8, 2010.

•	Joseph Bartlett, a former director of the Company, failed to file a Form 3 upon his appointment to the Board. He resigned from the Board of Directors on March 19, 2009.

•

Walter Hesse, a former director of the Company, (i) filed a late Form 3 on September 24, 2008; and (ii) failed to file a Form 4 reporting options granted on September 4, 2009. Dr. Hesse passed away on February 25, 2009.

•

Quentin Kelly, the former Chief Executive Officer, Chairman of the Board and director of the Company, failed to file a Form 3 upon his appointment as Director. Additionally, Mr. Kelly filed (i) a late Form 4 on February 19, 2008, which reported one transaction; (ii) a late Form 5 on February 19, 2008, which reported two transactions (iii) a late Form 4 on April 4, 2008, which reported four transactions; (iv) a late Form 4 on May 9, 2008, which reported one transaction; (v) a late Form 4 on June 3, 2008, which reported one transaction; (vi) a late Form 4 on June 11, 2008, which reported two transactions; (vii) a late Form 4 on June 23, 2008, which reported one transaction; (viii) a late Form 4 on July 3, 2008, which reported one transaction; and (ix) a late Form 4 on September 25, 2008, which reported one transaction. Mr. Kelly resigned as Chief Executive Officer on March 20, 2008 and resigned from the Board of Directors on January 7, 2009.

•	Rueben F. Richards, Jr., a former director of the Company, failed to file a Form 4 reporting options granted on January 17, 2007. He resigned from the Board of Directors on January 12, 2009.

•	Davinder Sethi, a former director of the Company, filed a late Form 4 on April 24, 2008, which reported one transaction. Mr. Sethi resigned from the Board of Directors on April 24, 2008.

•

Harrison W. Wellford, a former director of the Company, filed (i) a late Form 3 on April 11, 2008; and (ii) a late Form 4 on April 11, 2008, which reported one transaction. Mr. Wellford resigned from the Board of Directors on April 24, 2008.

•

Anand Rangarajan, a former Executive Vice President of the Company, filed (i) a late Form 4 filed on March 27, 2008, which reported nine transactions; and (ii) a late Form 4 on April 10, 2008, which reported four transactions. Mr. Rangarajan’s employment with us was terminated effective March 26, 2008.

•	Lange Shermerhorn, a former Director of the Company, filed a late Form 4 on March 19, 2008, which reported one transaction. Ms. Schermerhorn resigned from the Board of Directors on April 24, 2008.

•

Larry Crawford, the former Chief Financial Officer of the Company, filed (i) a late Form 4 on February 13, 2008, which reported one transaction; and (ii) a late Form 4 on March 18, 2008, which reported one transaction. Mr. Crawford resigned as Chief Financial Officer on June 18, 2008.

•	Robert A. Gunther, the former Senior Vice President and General Counsel of the Company, filed a late Form 3 on February 20, 2008. Mr. Gunther left the Company on May 1, 2009.

The Company intends to work with the above persons to prepare and file necessary Section 16 filings.

Audit Committee and Audit Committee Financial Expert

The Board of Directors has a standing Audit Committee. The Audit Committee has adopted a written charter, which has been approved by the full Board of Directors and specifies the scope of the Audit Committee’s responsibilities and how it should carry out such responsibilities. Copies of the Audit Committee’s charter are available on our website at www.entechsolar.com.

The main function of the Audit Committee is to seek to ensure that effective accounting policies are implemented and that internal controls are in place to deter fraud, anticipate financial risks and promote accurate and timely disclosure of financial and other material information to the public markets, the Board of Directors and our stockholders. The Audit Committee also reviews and recommends to the Board of Directors approval of the annual audited financial statements and provides a forum, independent of management, where our independent auditors can communicate any issues of concern. In performing these functions, the Audit Committee acts only in an oversight capacity and necessarily relies on the work and assurances of our management and independent auditors, which, in their report, express an opinion on the conformity of our annual financial statements to generally accepted accounting principles.

From April 24, 2008 until January 12, 2009, the Audit Committee was comprised of David Anthony and Reuben F. Richards, Jr. Mr. Richards resigned from the Board of Directors and the Audit Committee on January 12, 2009, and Joseph P. Bartlett was appointed to the Board of Directors and to the Audit Committee as of that date. Mr. Bartlett subsequently resigned from the Board of Directors and the Audit Committee on March 19, 2009. Mr. Anthony resigned from the Audit Committee on March 12, 2009, and David Gelbaum and Jacob J. Worenklein were appointed to the Audit Committee on March 12, 2009 and March 19, 2009, respectively. Mr. Worenklein resigned from the Audit Committee on February 8, 2010, and in connection with Mr. Gelbaum’s appointment as our Chief Executive Officer, he resigned as a member of the Audit Committee.

On February 18, 2010 David Field and Larry Kaufman, a former Director, were appointed to the Audit Committee. Dr. Kaufman resigned from the Audit Committee and the Board of Directors on April 5, 2010. The Audit Committee is currently comprised of David Field, who is independent within the meaning of NASDAQ Stock Market rules and Rule 10A-3 promulgated under the Exchange Act. The Board has determined that it does not currently have an “audit committee financial expert” within the meaning of SEC rules but is actively seeking to add an independent audit committee financial expert to the Audit Committee.

The Board of Directors determined that Messrs. Anthony, Worenklein and Richards were independent within the meaning of NASDAQ Stock Market rules during the period that they were serving on the Audit Committee. The Board of Directors has also determined that Mr. Gelbaum was independent within the meaning of NASDAQ Stock Market rules prior to his becoming our Chief Executive Officer on February 8, 2010. The Board of Directors did not make a determination that Joseph P. Bartlett, who served as a director from January 12, 2009 to March 19, 2009, was independent within the meaning of NASDAQ Stock Market rules during the period in 2009 for which he served as a Director.

ITEM 11:	EXECUTIVE COMPENSATION

As a “Smaller Reporting Company,” we have elected to follow scaled disclosure requirements for smaller reporting companies with respect to the disclosure required by Item 402 of Regulation S-K. Under the scaled disclosure obligations, we are not required to provide a Compensation Discussion and Analysis, Compensation Committee Report and certain other tabular and narrative disclosures relating to executive compensation.

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning the compensation of the Chief Executive Officer and the two most highly compensated executive officers, other than the Chief Executive Officer, for fiscal years 2008 and 2009.

Name and Principal Position	Year	Salary ($)		Option Awards ($)(1)		All Other Compensation ($)		Total ($)
Dr. Frank W. Smith Chief Executive Officer and Director (2)(3)	2009 2008	$ $	220,000 220,000		$297,040 —		— —	$ $	514,220 220,000

Mark J. O’Neill Chief Technology Officer and Director (4)(5)(6)	2009 2008	$ $	206,050 196,248	$ $	183,520 72,000		$22,572 —	$ $	415,878 251,894

Sean C. Rooney Chief Operating Officer (7)(8)(9)	2009 2008	$ $	190,550 158,716	$ $	84,000 81,000	$ $	67,214 70,687	$ $	339,331 307,853

(1)	This column represents the aggregate grant date fair value of options granted during the respective fiscal year in accordance with FASB ASC Topic 718. See Note 14 of our consolidated financial statements for the year ended December 31, 2009, included in our Original 10-K, for a discussion of the assumptions used in the respective valuations.
(2)	On March 18, 2008, the Board promoted Dr. Smith to Chief Executive Officer and elected him to the Board of Directors. Dr. Smith resigned as Chief Executive Officer on February 5, 2010 and resigned from the Board of Directors on April 1, 2010.
(3)	Dr. Smith was granted on May 27, 2009 an option to purchase 1,500,000 shares of our common stock at an exercise price of $0.19 per share, the market price of our common stock on the date of grant. This option had vested with respect to 187,500 shares of our common stock as of December 31. 2009. On November 12, 2009, this grant was modified by the Compensation Committee and the exercise price was changed to $0.15 per share. This option has a grant date FASB ASC Topic 718 fair value of $0.14 per share. The incremental fair value of this option, computed as of the modification date in accordance with FASB ASC 718 was $0. Dr. Smith was granted on November 12, 2009 an option to purchase 1,000,000 shares of our common stock at an exercise price of $0.13 per share, the market price of our common stock on the date of grant. No options had vested with respect to the November 12, 2009 grant as of December 31, 2009. This option has a grant date FASB ASC Topic 718 fair value of $0.09 per share.
(4)	Mr. O’Neill joined the company in January 2008 in connection with our acquisition of Entech, Inc. Pursuant to Mr. O’Neill’s employment agreement, Mr. O’Neill is eligible to receive incentive compensation of 0.2% of the annual gross revenues of Entech, Inc, up to a total of $1,000,000. No such incentive compensation was paid to Mr. O’Neill for fiscal year 2008 or 2009.
(5)	Mr. O’Neill was granted on September 4, 2008 an option to purchase 300,000 shares of our common stock at an exercise price of $0.46 per share, the market price of our common stock on the date of grant, in connection with his employment contract. This option vested with respect to 200,000 shares of our common stock as of December 31, 2009. This option has a grant date FASB ASC Topic 718 fair value of $0.24 per share. Mr. O’Neill was granted on May 27, 2009 an option to purchase 1,000,000 shares of our common stock at with an exercise price of $0.19 per share, the market price of our common stock on the date of grant. This option vested with respect to 125,000 shares of our common stock as of December 31, 2009. On November 12, 2009, this grant was modified by the Compensation Committee and the exercise price was changed to $0.15 per share. This option has a grant date FASB ASC Topic 718 fair value of $0.14 per share. The incremental fair value of this option, computed as of the modification date in accordance with FASB ASC 718 was $0. Mr. O’Neill was granted on November 12, 2009 an option to purchase 500,000 shares of our common stock with an exercise price of $0.13 per share, the market price of our common stock on the date of grant. No options had vested with respect to the November 12, 2009 grant as of December 31, 2009. This option has a grant date FASB ASC Topic 718 fair value of $0.09 per share.

(6)	Mr. O’Neill received $22,572 in accrued, but unused vacation time, which was paid to him in cash in 2009.
(7)	Mr. Rooney joined us on February 22, 2008 as Vice President, Engineering, Procurement and Construction. He was promoted to Chief Operating Officer on January 29, 2009.
(8)	Mr. Rooney was granted on September 4, 2008 an option to purchase 300,000 shares of our common stock with an exercise price of $0.46 per share, the market price of our common stock on the date of grant. This option had vested with respect to 147,620 shares of our common stock as of December 31, 2009. This option has a grant date FASB ASC Topic 718 fair value of $0.27 per share. Mr. Rooney was granted on May 27, 2009 an option to purchase 600,000 shares of our common stock an exercise price of $0.19 per share, the market price of the Company’s common stock on the date of grant. This option had vested with respect to 75,000 shares of our common stock as of December 31, 2009. On November 12, 2009, this grant was modified by the Compensation Committee and the exercise price was changed to $0.15 per share. This option has a grant date FASB ASC Topic 718 fair value of $0.14 per share. The incremental fair value of this option, computed as of the modification date in accordance with FASB ASC 718 was $0.
(9)	The $70,687 represents an $800 automobile allowance for November and December 2008 and $69,887 for relocation expenses during 2008 paid in connection with Mr. Rooney’s employment letter dated November 6, 2008. The $67,214 represents $4,800 for an auto allowance and $62,414 in relocation expenses during 2009 paid in connection with employment letter dated November 6, 2008.

Narrative Disclosure to Summary Compensation Table

On January 25, 2008, we entered into an employment agreement with Mark J. O’Neill, providing for his employment as our President. The agreement has an initial term of 3 years and a perpetual 1-year renewal term. Either party may elect not to renew the agreement, upon written notice, 60 days prior to the expiration of the initial or renewal term. Mr. O’Neill’s agreement provides for an annual base salary of $196,249, subject to annual upward adjustment by the Board of Directors, a variable performance bonus that may be awarded at the discretion of the Board of Directors, and options to purchase 300,000 shares of our common stock. Mr. O’Neill is also entitled to certain additional incentive compensation, calculated as 0.2% of gross revenues (as defined in Mr. O’Neill’s employment agreement). This additional incentive compensation will be paid until the accumulated total of the additional incentive compensation paid to Mr. O’Neill equals $1,000,000. Under his employment agreement Mr. O’Neill is also entitled to participate in our benefits plans for employees and executives, to reimbursement of certain expenses and to paid time-off and holidays consistent with our vacation policies. Under his employment agreement, Mr. O’Neill agreed to a non-compete and a non-solicit during the severance period under the employment agreement or for twenty-four months if Mr. O’Neill voluntarily resigns, leaves without good reason or is terminated for cause. For information regarding any benefits paid to him upon his termination or a change in control, please see “Potential Payments upon Termination or Change in Control.”

On January 30, 2008, we entered into an employment agreement with Sean C. Rooney, providing for his employment as our Executive Vice President of Engineering, Procurement and Construction Operations. Mr. Rooney’s employment agreement was amended and restated in its entirety on November 6, 2008. Mr. Rooney’s amended and restated employment agreement provides that he is an employee at-will. Mr. Rooney’s agreement provides for an annual base salary of $185,000, subject to annual review and adjustment by the Board of Directors. Following his first year of employment, Mr. Rooney became eligible for an annual bonus, at the discretion of senior management, of up to 20% of his base salary, based upon achievement of individual and Company goals. Mr. Rooney is entitled to participate in our benefits plans for employees and executives, to paid time-off and holidays consistent with our vacation policies and to a car allowance of $400 per month. In addition, Mr. Rooney’s employment agreement provided for reimbursement of up to $65,000 to cover relocation expenses. Under his employment letter, Mr. Rooney agreed to a non-solicit for the twelve months after his termination of employment. For information regarding any benefits paid to him upon his termination or a change in control, please see “Potential Payments upon Termination or Change in Control.”

On November 12, 2009, the Compensation Committee took an action to amend all option awards granted by us between January 1, 2009 and November 11, 2009 to our employees, directors and named executive officers. The terms of these prior option awards were amended to provide for a new exercise price of $0.15 per share and a reduction in the vesting schedule from four years to three years. Amended option award agreements were executed with each of the option recipients.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The table below sets forth the outstanding stock option awards classified as exercisable and unexercisable as of December 31, 2009 for each of our named executive officers. There are no unvested stock awards as of December 31, 2009.

Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Dr. Frank W. Smith (1)	566,666 187,500 0	33,334 1,312,500 1,000,000	(2) (3) (4)	0.39 0.15 0.13	2/11/17 5/26/19 11/11/19

Mark O’Neill	200,000 125,000 0	100,000 875,000 500,000	(5) (3) (4)	0.46 0.15 0.13	9/3/18 5/26/19 11/11/19

Sean C. Rooney	147,620 75,000	152,380 525,000	(5) (3)	0.46 0.15	9/3/18 5/26/19

(1)	Pursuant to a termination letter dated March 18, 2010 between Dr. Smith and the Company, all of Dr. Smith’s options fully vested on April 1, 2010.
(2)	These options, granted on February 12, 2007, have a 10-year term with 16.6% vested on August 2007 and the remainder vesting monthly in 30 equal installments beginning September 2007.
(3)	These options, granted on May 27, 2009, have a 10-year term and an exercise price of $0.19 per share. On November 12, 2009, these grants were modified by the Compensation Committee and the exercise price was changed to $0.15 per share. The incremental fair value, computed as of the modification date in accordance with FASB ASC Topic 718 for these grants was $0. This option vested with respect to 12.5% of the underlying shares on November 1, 2009 and the remainder vest quarterly in 10 equal installments beginning on February 1, 2010.
(4)	These options, granted on November 12, 2009, have a 10-year term with 16.7% vested on May 1, 2010 and the remainder vesting quarterly in 10 equal installments beginning on August 1, 2010.
(5)

These options, granted on September 4, 2008, have a 10-year term. For Mr. O’Neill,  1/3 vested on the date of grant and the remaining options vested in two equal installments on January 1, 2009 and January 1, 2010. For Mr. Rooney, 33,335 options vested on the date of grant and the remaining options vest in equal installments beginning on October 1, 2008 until fully vested on August 1, 2011.

FISCAL YEAR 2009 DIRECTOR COMPENSATION

The following table and accompanying footnotes set forth information concerning the compensation paid to each of our non-employee directors for fiscal year 2009.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
David Gelbaum	—	—	—	—
Peter L. Corsell(2)	—	$371,001	—	$371,001
David Field(3)	—	$87,040	—	$87,040
Joseph P. Bartlett(4)	—	—	—	—
David Anthony(5)	—	—	—	—
Jacob J. Worenklein(6)	—	$84,000	—	$84,000
Dr. Hong Hou(7)	—	—	—	—
Reuben F. Richards, Jr.(8)	—	—	—	—
Quentin T. Kelly(9)	—	—	—	—
Walter J. Hesse(10)	—	—	—	—

(1)	This column represents the aggregate grant date fair value of options granted during the fiscal year in accordance with FASB ASC Topic 718. See Note 14 of our consolidated financial statements for the year ended December 31, 2009, included in our Original 10-K, for a discussion of the assumptions used in the valuations.
(2)	Mr. Corsell became a member of the Board of Directors on February 19, 2009, as an appointee of The Quercus Trust. Mr. Corsell was granted on February 23, 2009 an option to purchase 3,000,000 shares of our common stock at an exercise price of $0.26 per share, the market price of our common stock on date of grant. On November 12, 2009, this grant was modified by the Compensation Committee and the exercise price was changed to $0.15 per share. The incremental fair value of this option, computed as of the modification date in accordance with FASB ASC 718 was $0.02. The aggregate number of option awards outstanding at fiscal year end for Mr. Corsell was 3,000,000.
(3)	Mr. Field became a member of the Board of Directors on August 26, 2009 as an appointee of The Quercus Trust. Mr. Field was granted on November 12, 2009 an option to purchase 1,000,000 shares of our common stock at an exercise price of $0.13 per share, the market price of our common stock on that date. The aggregate number of option awards outstanding at fiscal year end for Mr. Field was 1,000,000.
(4)	Mr. Bartlett became a member of the Board of Directors on January 12, 2009, as an appointee of The Quercus Trust. He resigned from the Board of Directors on March 19, 2009. Mr. Bartlett had no option awards outstanding as of the fiscal year end.
(5)	Mr. Anthony became a member of the Board of Directors on February 20, 2008 as an appointee of The Quercus Trust. He resigned from the Board of Directors on February 23, 2010. Mr. Anthony had no option awards outstanding as of the fiscal year end.
(6)	Mr. Worenklein became a member of the Board of Directors on March 24, 2009, as an appointee of The Quercus Trust. Mr. Worenklein was granted on May 27, 2009 an option to purchase 600,000 shares of our common stock at an exercise price of $0.19 per share, the market price of our common stock on date of grant. On November 12, 2009, this grant was modified by the Compensation Committee and the exercise price was changed to $0.15 per share. The incremental fair value of this option, computed as of the modification date in accordance with FASB ASC 718 was $0. The aggregate number of option awards outstanding at fiscal year end for Mr. Worenklein was 600,000. Mr. Worenklein resigned from the Board of Directors on February 8, 2010.
(7)	Dr. Hou became a member of the Board of Directors on January 16, 2007. He resigned from the Board of Directors January 12, 2009. The aggregate number of option awards outstanding at fiscal year end for Dr. Hou was 100,000.
(8)	Mr. Kelly was our former Chief Executive Officer. Mr. Kelly resigned from the Board of Directors January 7, 2009. The aggregate number of option awards outstanding at fiscal year end for Mr. Kelly was 6,790,000.
(9)	Mr. Richards became a member of the Board of Directors on January 16, 2007. Mr. Richards resigned from the Board of Directors on January 12, 2009. The aggregate number of option awards outstanding at fiscal year end for Mr. Richards was 100,000.
(10)	Dr. Hesse became a member of the Board of Directors on February 20, 2008. Dr. Hesse passed away February 25, 2009. The aggregate number of option awards outstanding at fiscal year end for Dr. Hesse was 300,000. These options were cancelled in February 2010.

Narrative Disclosure to Director Compensation Table

Members of the Board of Directors did not receive any cash compensation for their service in 2009. We did award options to certain members of the Board as indicated in the footnotes above. Directors are also reimbursed for expenses incurred in connection with their attendance at meetings. Directors who are also full-time employees receive no additional compensation or benefits for service on the Board of Directors or its committees.

POTENTIAL PAYMENTS UPON TERMINATION AND CHANGE IN CONTROL

The following section describes the benefits that may become payable to certain named executive officers in connection with a termination of their employment or a change in control of the Company. In addition to the benefits described below, outstanding equity-based awards held by our named executive officers may also be subject to accelerated vesting in connection with a change in control under the terms of our 1999 Incentive Stock Option Plan in the discretion of our Board of Directors.

Frank W. Smith

In connection with his resignation, Dr. Smith entered into a termination letter with us dated as of March 18, 2010, under which Dr. Smith is entitled to receive (i) the portion of his base salary earned and accrued but unpaid as of the date of termination plus a severance payment in an amount equal to six months of his annualized salary, paid semi-monthly and (ii) any earned but unpaid bonus or incentive payments, vacation pay and any deferred compensation. Dr. Smith is also entitled to reimbursement for any and all monies advanced or expenses incurred prior to the date of his termination in connection with his employment. In addition, all of Dr. Smith’s stock options to acquire shares of our common stock accelerated and became fully vested and exercisable for a period of 10 years upon the effective date of his termination.

Mark J. O’Neill

Mr. O’Neill entered into an employment agreement with the Company on January 25, 2008, which provides for the following benefits.

Severance Benefits. In the event Mr. O’Neill’s employment is terminated by us pursuant to a termination for death, disability, without “cause” or for “good reason” (each as defined in Mr. O’Neill’s employment agreement), Mr. O’Neill will be entitled to receive (i) his salary, paid semi-monthly, for the period remaining under Mr. O’Neill’s three-year employment agreement, (ii) any earned but unpaid bonus payments and any deferred compensation, if any, and (iii) any earned but unused benefits and any vested pension and retirement benefits. If Mr. O’Neill is terminated by “mutual agreement” (as defined in his employment agreement) or upon death, he will be entitled to receive any earned but unused benefits and any vested pension and retirement benefits.

Treatment of Options upon Termination or Change of Control. Pursuant to his employment agreement, Mr. O’Neill was awarded an option to purchase 300,000 shares of our common stock. Pursuant to Mr. O’Neill’s employment agreement, any unvested stock options will vest and become exercisable immediately in the event of his termination or a “change in control” (as defined in Mr. O’Neill’s employment agreement). Under Mr. O’Neill’s option agreements, if Mr. O’Neill becomes permanently and totally disabled or dies while an employee or while providing services to us, his options shall become fully exercisable and may be exercised within one year following the date of disability or death. If Mr. O’Neill retires with our written consent, his options will become fully exercisable and may be exercised within 90 days of such retirement.

Sean C. Rooney

Mr. Rooney entered into an amended and restated employment agreement with us on November 6, 2008, which provides for the following benefits.

Severance Benefits. In the event Mr. Rooney’s employment is terminated during the employment term by us pursuant to a reduction in force or a termination without cause, pursuant to his employment contract, Mr. Rooney will be entitled to receive payment in an amount equal to 8 months of his base annual salary, payable semi-monthly.

Treatment of Options upon Termination or Change of Control. Mr. Rooney’s employment agreement is silent as to treatment of options upon termination and change of control. Under Mr. Rooney’s option agreements, if Mr. Rooney becomes permanently and totally disabled or dies while an employee or while providing services to us, his options shall become fully exercisable and may be exercised within one year following the date of disability or death. If Mr. Rooney should retire with our written consent, his options will become fully exercisable and may be exercised within 90 days of such retirement.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2009 about shares of our common stock issuable upon exercise of outstanding options, warrants and rights and available for issuance under our existing equity compensation plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	31,385,334	$0.26	35,392,763	(3)
Equity compensation plans not approved by security holders(2)	—	$—	—

Total	31,385,334	$0.26	35,392,763

(1)	Consists of the Seventh Amended and Restated 1999 Incentive Stock Option Plan. See Footnote 14 of our audited consolidated financial statements included in our Original 10-K for additional description of the Seventh Amended and Restated 1999 Incentive Stock Option Plan.
(2)	We currently do not have in place any equity incentive plans that have not been previously approved by the Company’s stockholders.
(3)	Options available under the Seventh Amended and Restated 1999 Incentive Stock Option Plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the number and percentage of the shares of our common stock beneficially owned as of the record date (or which may vest or become exercisable within 60 days of April 22, 2010), by all persons known to us who own more than 5% of the outstanding number of such shares, by our directors and named executive officers, and by all of our named executive officers and directors as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

The address of each holder listed below, except as otherwise indicated, is c/o Entech Solar, Inc., 13301 Park Vista Boulevard, Suite 100, Fort Worth, Texas 76177.

Title of Class	Name and Address of Beneficial Owner	Number of Shares Beneficially Owned(1)		Percent of Class
Common	The Quercus Trust c/o David Gelbaum	205,210,221	(2)	51.37%
Common	Mark J. O’Neill	3,353,509	(3)(4)	1.04%
Common	Peter L. Corsell	1,333,333	(3)	* %
Common	Dr. Frank W. Smith	3,600,000	(3)(5)	1.11%
Common	David Field	166,668	(3)	* %
Common	Sean C. Rooney	673,334	(3)	* %
Common	All Directors and Officers as a group	214,337,065	(3)	52.67%
Series D Preferred	The Quercus Trust c/o David Gelbaum	5,397,901	(2)	100%

*	Represents ownership of less than one percent.
(1)	There were 321,608,091 common shares outstanding on April 22, 2010. In addition, there were 4,892,857 shares of Series D preferred stock and one warrant to purchase 505,044 shares of Series D preferred stock convertible into 65,931,776 shares of common stock after giving effect to certain anti-dilution protections provided for in our Series D Certificate of Designation. These protections lower the Series D preferred stock conversion price in the event we issue certain securities at a price below the then current Series D preferred stock conversion price. Regardless of whether a holder of Series D preferred stock converts all or a portion of their Series D preferred stock into shares of common stock, holders of the Series D preferred stock have the right to 12.21 (does not include the Series D warrants) votes for each share of Series D preferred stock held by them on matters brought before our common stockholders.
(2)	Amounts shown reflect the aggregate number of shares of common stock held by The Quercus Trust based on information set forth in a Schedule 13D/A filed with the SEC on March 25, 2010 and as calculated by us to take into account certain anti-dilution provisions. The address of The Quercus Trust is c/o Entech Solar, Inc., 13301 Park Vista Boulevard, Suite 100, Fort Worth, Texas 76177. These shares are beneficially owned by David Gelbaum, our Chief Executive Officer, Chairman of the Board, President and Director, as Trustee and Monica Chavez Gelbaum as Trustee. 205,210,221 shares of common stock represents a sum of the following:

•	127,366,681 shares of common stock;

•	59,762,999 shares of common stock underlying 4,892,857 shares of Series D preferred stock;

•	6,168,777 shares of common stock underlying Series D preferred stock warrants to purchase up to 505,044 shares of Series D preferred stock; and

•	11,911,764 shares of common stock underlying a warrant to purchase common stock dated March 19, 2010.

For purposes of computing the percentage of outstanding shares of common stock held by The Quercus Trust, we have given effect to the Series D preferred stock, Series D preferred stock warrants and warrant to purchase common stock, each as noted above and as if they were fully converted. Consequently, the ownership percentage is based on 399,451,631 common shares deemed outstanding as of April 22, 2010.

(3)	Includes the following number of shares of common stock which a director or executive officer has the right to acquire upon the exercise of stock options that were exercisable as of April 22, 2010, or that will become exercisable within 60 days after that date:

Name:	Number of Shares:
David Gelbaum	0
Mark. J. O’Neill	1,750,000
Peter L. Corsell	1,333,333
Dr. Frank W. Smith	3,600,000
David Field	166,668
Sean C. Rooney	673,334
All Directors and Officers as a Group	7,523,335

For purposes of computing the percentage of outstanding shares of common stock held by each person named above, we have given effect to their options, each as noted above, and as if they were fully converted.

For purposes of computing the percentage of outstanding shares of common stock held by all directors and named executive officers as a group, we have given effect to the Series D preferred stock, Series D preferred stock warrants, warrant to purchase common stock and options as if they were fully converted. Consequently, the ownership percentages are based on 406,974,966 common shares deemed outstanding as of April 22, 2010.

(4)	Includes 1,603,509 shares of common stock held directly by Mr. O’Neill.
(5)	Pursuant to a termination letter dated March 18, 2010 between Dr. Smith and the Company, all of Dr. Smith’s options fully vested on April 1, 2010.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions with The Quercus Trust and David Gelbaum

Transactions between us and The Quercus Trust, the beneficial owner of approximately 51.37% of our voting securities, or between us and David Gelbaum, trustee of The Quercus Trust and our Chairman, President and Chief Executive Officer, are considered related party transactions. The following summarizes such transactions for fiscal years 2008 and 2009:

In the fourth quarter of 2007, we recorded a sale to The Quercus Trust of twelve Mobil MaxPure™ units, recognizing revenue of $900,000. We also recorded a related party deposit of $775,000, from The Quercus Trust, on the balance sheet at December 31, 2007, in relation to 10 additional units, which were to be shipped in 2008.

On September 28, 2007, we raised $13,365,000 through a Stock and Warrant Purchase Agreement with The Quercus Trust, whereby The Quercus Trust purchased 7.5 million shares of our common stock at a price of $1.782 per share. The agreement also provides for the issuance of warrants to The Quercus Trust for the purchase of 9.0 million additional shares of our common stock at an exercise price of $1.815, subject to certain adjustments.

On January 25, 2008, we entered into a Stock Exchange Agreement with The Quercus Trust pursuant to which we issued 19,700 shares of Series E Preferred Stock in exchange for 19,700,000 shares of common stock held by The Quercus Trust. Each share of the Series E Preferred Stock automatically converted into 1,000 shares of common stock (a total of 19,700,000 common shares) upon the June 26, 2008 approval by stockholders to increase our authorized common stock to 450,000,000 shares.

Also on January 25, 2008, we borrowed $6 million from The Quercus Trust as evidenced by a Promissory Note, dated as of that date. The note accrued interest at a rate of 8% per annum. The outstanding principal amount of the note and all accrued and unpaid interest were paid on July 28, 2008 through the issuance of 3,371 shares of Series F Preferred Stock at a price of $1,782 per share. These shares automatically converted into 3,371,000 shares of common stock upon the approval of our stockholders to increase our authorized shares of common stock on June 26, 2008.

On February 12, 2008, we entered into a Stock and Warrant Purchase Agreement with The Quercus Trust pursuant to which we issued 16,629 shares of Series F preferred stock at a price of $1,782 per share, and warrants to purchase 29,000,000 shares of common stock, at an exercise price of $1.815 per share. Each share of the Series F Preferred Stock automatically converted into 1,000 shares of common stock upon the approval of our common stockholders to increase the number of authorized shares of common stock to 450,000,000 on June 26, 2008.

In June 2008, we received advanced payment from The Quercus Trust, in the amount of $1,023,000 for a future order of ten Mobile Max units. The order has not yet been filled and shipped.

On February 13, 2009, The Quercus Trust agreed to cancel warrants to purchase 38,000,000 shares of common stock in accordance with the terms of a Warrant Cancellation Agreement. The Quercus Trust agreed to cancel these warrants in consideration for, among other things, our agreement to seek stockholder approval to increase the number of shares available under our 1999 Incentive Stock Option Plan from 50,000,000 to 80,000,000 shares. The warrants were cancelled upon approval by our stockholders of the increase in the number of shares available under our 1999 Incentive Stock Option Plan at the 2009 annual stockholders meeting.

On September 10, 2009, we borrowed $2,000,000 from The Quercus Trust pursuant to a convertible promissory note that accrued interest at 8% until converted to 25,498,630 shares of common stock on December 14, 2009.

On December 15, 2009, December 17, 2009 and December 22, 2009, we entered into Stock Purchase Agreements with The Quercus Trust pursuant to which we issued to The Quercus Trust an aggregate of 12,500,000 shares of common stock at $0.08 per share for a total of $1,000,000.

On January 1, 2010, January 14, 2010, January 29, 2010, February 8, 2010 and March 1, 2010, we entered into Stock Purchase Agreements with The Quercus Trust pursuant to which we issued to The Quercus Trust an aggregate of 40,625,000 shares of common stock at $0.08 per share for a total of $3,250,000.

On February 8, 2010, David Gelbaum, trustee of The Quercus Trust and our Chairman, became our Chief Executive Officer.

On March 19, 2010, we sold 150 shares of Series G Preferred Stock for $1.5 million in cash to The Quercus Trust. As part of the transaction, we also issued to The Quercus Trust a warrant to purchase 11,911,764 shares of common stock with an exercise price of $0.17 per share.

On April 19, 2010, The Quercus Trust wired $200,000 to us in anticipation of an investment in a to be formed Series H preferred stock. These funds are being held in escrow by us pending a closing of the Series H preferred stock.

In connection with The Quercus Trust’s purchase of Series F preferred stock, we entered into a letter agreement with The Quercus Trust, which, among other things, provided The Quercus Trust with the right to nominate two directors for election to our Board so long as The Quercus Trust’s beneficial ownership (on a fully diluted basis) does not fall below 10% of our then outstanding shares of common stock, and the right to appoint one member to the Board of Directors so long as The Quercus Trust’s beneficial ownership (on a fully-diluted basis) is between 5% and 10%. David Field has been appointed to the Board by The Quercus Trust pursuant to its rights under the letter agreement.

As the holder of all of our outstanding Series D preferred stock, The Quercus Trust has the right to vote together with the holders of common stock as a single class on all matters submitted for a vote of holders of common stock. In addition, for so long as The Quercus Trust’s beneficial ownership (on a fully-diluted basis) does not fall below 10% of the then outstanding shares of common stock, The Quercus Trust has the exclusive right to nominate two directors for election to the Board of Directors, and for so long as its beneficial ownership (on a fully-diluted basis) is between 5% and 10% of the then outstanding shares of common stock, The Quercus Trust has the exclusive right to appoint one member of the Board of Directors. David Gelbaum and Peter Corsell are the directors appointed by The Quercus Trust pursuant to its rights as holder of the Series D preferred stock.

Sale of Mobile MaxPure® Assets

On March 6, 2009, we finalized the sale to Mr. Kelly, one of our directors and former Chief Executive Officer, of substantially all of the Mobile MaxPure® assets and certain trademarks relating to our former names for $358,035. Mr. Kelly received a $225,000 purchase price credit and the parties agreed that the balance of the purchase price, $133,035, would be paid by Mr. Kelly through the reduction of Mr. Kelly’s cash severance payments payable to him pursuant to the Separation Agreement and General Release that we entered into with Mr. Kelly on January 20, 2009.

DIRECTOR INDEPENDENCE

The Board of Directors has determined that neither Peter L. Corsell nor David Field have a material relationship with the Company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company) within the meaning of NASDAQ Stock Market rules and accordingly are independent within the meaning of NASDAQ Stock Market rules. In making this determination, the Board of Directors considered the relationships of Mr. Corsell, as a director appointed pursuant to rights of The Quercus Trust, and Mr. Field, as Chief Executive Officer of Applied Solar, LLC, an entity indirectly controlled by The Quercus Trust and as a director appointed pursuant to rights of The Quercus Trust, to The Quercus Trust and to David Gelbaum, trustee of The Quercus Trust and our Chairman, President and Chief Executive Officer.

The Board of Directors has determined that David Gelbaum does not qualify as an independent director under NASDAQ Stock Market rules because he serves as our President and Chief Executive Officer. The Board of Directors has also determined that Mark J. O’Neill does not qualify as an independent director under NASDAQ Stock Market rules because he serves as our Chief Technology Officer.

The Board of Directors has also determined that none of David Anthony, Jacob J. Worenklein, Hong Hou, or Reuben F. Richards, Jr., had a material relationship with the Company during the periods in 2009 for which they respectively served as our directors and thus were each independent within the meaning of NASDAQ Stock Market rules. In making these determinations, the Board of Directors considered the relationships of Messrs. Anthony and Worenklein, as directors appointed pursuant to rights of The Quercus Trust, to The Quercus Trust and to David Gelbaum, trustee of The Quercus Trust and our Chairman during 2009. The Board of Directors has also determined that Quentin T. Kelly did not qualify as an independent director under NASDAQ Stock Market rules because he had served as our Chief Executive Officer within the previous three years. Dr. Walter Hesse was not an independent director under NASDAQ Stock Market rules because he served as an executive officer of a subsidiary during 2008 and 2009. The Board of Directors did not make a determination that Joseph P. Bartlett, who served as a director from January 12, 2009 to March 19, 2009, was independent within the meaning of NASDAQ Stock Market rules during the period in 2009 for which he served as a director.

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditor Fees

The following table presents fees billed for services rendered by Amper, Politziner & Mattia, LLP for the audit of our annual financial statements for the years ended December 31, 2009 and December 31, 2008.

Types of Fees	2009	2008
Audit Fees (1)	304,720	$353,195
Audit-Related Fees (2)	22,405	$94,990
Tax Fees (3)	—	—
All Other Fees (4)	52,850	—

(1)	Audit fees for 2009 and 2008 were for professional services rendered for the audit of our consolidated financial statements for the fiscal year and reviews of the Company’s quarterly financial statements included in its Form 10-Q filings.
(2)	Audit-related fees include professional services related to the audit of our consolidated financial statements, such as consultation on accounting standards or transactions.
(3)	Tax fees are for professional services rendered for tax compliance, tax advice and tax planning.
(4)	All other fees are for services related to Form S-1 and Form S-8 consents.

Pre-Approval Policy for Audit and Non-Audit Services

The Audit Committee must pre-approve all audit and non-audit services involving our independent registered public accounting firm. In addition to the audit work necessary for us to file required reports under the Exchange Act (i.e., quarterly reports on Form 10-Q and annual reports on Form 10-K), our independent registered public accounting firm may perform non-audit services, other than those prohibited by the Sarbanes-Oxley Act of 2002 and related SEC rules, provided they are pre-approved by the Audit Committee. The Audit Committee pre-approved all audit and non-audit services performed by our independent registered public accounting firm in 2009 and 2008.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)	The financial statements or required financial statement schedules are included in the Original 10-K.

(b)	The following documents are filed as exhibits as part of this Amendment No. 1.

Exhibit Number	Description

2.1	Plan of Merger of WorldWater, a Nevada corporation with and into WorldWater, a Delaware corporation, filed with the State of Delaware April 30, 2001. Incorporated by reference to Exhibit 2.1 to the Company’s Form SB-2 filed with the Securities and Exchange Commission on January 3, 2003 (File No. 333-102348).

2.2	State of Nevada Articles of Merger, filed with the State of Nevada May 9, 2001. Incorporated by reference to Exhibit 2.2 to the Company’s Form SB-2 filed with the Securities and Exchange Commission on January 3, 2003 (File No. 333-102348).

2.3	Certificate of Merger of Domestic Corporation and Foreign Corporation filed with State of Delaware April 30, 2001. Incorporated by reference to Exhibit 2.3 to the Company’s Form SB-2 filed with the Securities and Exchange Commission on January 3, 2003 (File No. 333-102348).

2.4	Agreement and Plan of Merger by and among WorldWater & Solar Technologies Corp., WorldWater Merger Corp. and Entech, Inc. and All of the Stockholders of Entech, Inc., dated October 29, 2007. Incorporated by reference to Appendix C of the Company’s Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act, filed with the Securities and Exchange Commission on May 15, 2008.

3.1	Certificate of Incorporation. Incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 dated July 23, 2001 filed with the Securities and Exchange Commission on August 1, 2001 (File No. 333-66484).

3.2	Certificate of Amendment of Certificate of Incorporation. Incorporated by reference to Exhibit 3.2 to the Company’s Form SB-2 filed with the Securities and Exchange Commission on January 3, 2003 (File No. 333-102348).

3.3	Certificate of Amendment of Certificate of Incorporation dated July 7, 2005. Incorporated by reference to Exhibit 3.4 to the Company’s Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2006 (File No. 00016936).

3.4	Certificate of Amendment of Certificate of Incorporation of WorldWater & Solar Technologies Corp. filed with the State of Delaware on July 2, 2008. Incorporated by reference to Exhibit 3.5 to the Company’s Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission on March 17, 2009.

3.5	Certificate of Ownership & Merger—Merging WWST Merger Corp. into WorldWater & Solar Technologies Corp., effective January 12, 2009. Incorporated by reference to Exhibit 3(i) of the Company’s Form 8-K filed with the Securities and Exchange Commission on January 16, 2009.

3.6	Amended and Restated By-laws of WorldWater Incorporated by reference to Exhibit 4.2 to the Company’s Form S-8 dated July 23, 2001 filed with the Securities and Exchange Commission on August 1, 2001 (File No. 333-66484).

3.7	Amended and Restated Bylaws of the Company. Incorporated by reference to Exhibit 3.6 to the Company’s Form S-1, filed with the Securities and Exchange Commission on April 16, 2010 (File No. 333-166115).

4.1	Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock dated November 29, 2006. Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 5, 2006 (File No. 000-16936).

4.2	Certificate of Designation of Series E Convertible Preferred Stock dated January 25, 2008. Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 31, 2008.

4.3	Certificate of Designation of Series F Convertible Stock dated February 12, 2008. Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 18, 2008.

4.4	Certificate of Designations of Series G Preferred Stock dated February 16, 2010. Incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on February 19, 2010.

4.5	Series A Convertible Preferred Stock Certificate of Designations, Preferences and Rights dated February 12, 2010. Incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed with the Securities and Exchange Commission on February 19, 2010.

4.6	Series B Convertible Preferred Stock Certificate of Designations, Preferences and Rights dated February 12, 2010. Incorporated by reference to Exhibit 4.3 of the Company’s Form 8-K filed with the Securities and Exchange Commission on February 19, 2010.

10.1	Securities Purchase Agreement between WorldWater Corp. and SBI Brightline VIII LLC dated April 1, 2004. Incorporated by reference to Exhibit 10.1 to the Company’s Form SB-2 filed with the Securities and Exchange Commission on July 30, 2004 (File No. 333-115561).

10.2	Stock Purchase Warrant dated March 29, 2004. Incorporated by reference to Exhibit 10.3 to Company’s Form SB-2 filed with the Securities and Exchange Commission on July 30, 2004 (File No. 333-115561).

10.3	Registration Rights Agreement by and between WorldWater and SBI Advisors, LLC dated as of March 29, 2004 Incorporated by reference to Exhibit 10.4 to the Company’s Form SB-2 filed with the Securities and Exchange Commission on July 30, 2004 (File No. 333-115561).

10.4	Forms of Warrant Purchase Agreements between WorldWater and certain Selling Stockholders. Incorporated by reference to Exhibit 10.5 to the Company’s Form SB-2 filed with the Securities and Exchange Commission on February 11, 2005 (File No. 333-122756).

10.5	Form of Registration Rights Agreement between WorldWater and certain Selling Stockholders. Incorporated by reference to Exhibit 10.6 to the Company’s Form SB-2 filed with the Securities and Exchange Commission on February 11, 2005 (File No. 333-122756).

10.6	Restricted Stock Agreement for Quentin T. Kelly dated July 1, 2002. Incorporated by reference to Exhibit 10.12 to the Company’s Form SB-2 filed with the Securities and Exchange Commission on January 3, 2003 (File No. 333-102348).

10.7	James S. Brown Employment Agreement dated as of May 24, 2004. Incorporated by reference to Exhibit 10.10 to the Company’s Form SB-2 filed with the Securities and Exchange Commission on February 11, 2005 (File No. 333-122756).

10.8	Quentin T. Kelly Employment Agreement dated effective as of January 1, 2007. Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-KSB filed with the Securities and Exchange Commission on April 9, 2007. Amended by that First Amendment to the Employment Agreement, dated as of December 31, 2008, and incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 7, 2009.

10.9	Robert A. Gunther Executive Employment Agreement dated effective as of January 7, 2008 and incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 24, 2008.

10.10	Larry Crawford Employment Agreement dated effective as of January 1, 2007. Incorporated by reference to Exhibit 10.10 to the Company’s Form KSB filed with the Securities and Exchange Commission on April 9, 2007.

10.11	Frank W. Smith Executive Employment Agreement dated effective as of February 5, 2007 and incorporated by reference to Exhibit 10.21 of the Company’s S-1 Registration Statement filed with the Securities and Exchange Commission on October 17, 2008 (File No. 333-152096).

10.12	Securities Purchase Agreement dated as of July 21, 2005 between WorldWater & Power Corp., a Delaware corporation as the Company and CAMOFI Master LDC, its successors and assigns as Purchaser. Incorporated by reference to 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 28, 2005 (File No. 000-16936).

10.13	Registration Rights Agreement dated as of July 21, 2005 between WorldWater & Power Corp., a Delaware corporation and CAMOFI Master LDC as Purchaser. Incorporated by reference to 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 28, 2005 (File No. 000-16936).

10.14	Common Stock Purchase Warrant dated July 21, 2005 issued to CAMOFI Master LDC as Holder for 9,027,778 shares of common stock of WorldWater & Power Corp. at the exercise price of $0.18 per share and terminating on July 21, 2009. Incorporated by reference to 10.5 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 28, 2005 (File No. 000-16936).

10.15	Common Stock Purchase Warrant dated July 21, 2005 issued to CAMOFI Master LDC as Holder for 1,277,778 shares of common stock of WorldWater & Power Corp. at the exercise price of $0.22 per share and terminating on July 21, 2009. Incorporated by reference to 10.6 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 28, 2005 (File No. 000-16936).

10.16	Common Stock Purchase Warrant dated July 25, 2005 issued to The Water Fund, LP for 416,667 shares of common stock of WorldWater & Power Corp. at the exercise price of $0.22 per share and terminating on August 15, 2009. Incorporated by reference to 10.17 to the Company’s Form SB-2 filed with the Securities and Exchange Commission on October 21, 2005 (File No. 33-0123045).

10.17	Common Stock Purchase Warrant dated July 25, 2005 issued to The Water Fund, LP for 416,667 shares of common stock of WorldWater & Power Corp. at the exercise price of $0.22 per share and terminating on August 15, 2009. Incorporated by reference to 10.18 to the Company’s Form SB-2 filed with the Securities and Exchange Commission on October 21, 2005 (File No. 33-0123045).

10.18	Investment Agreement dated as of November 29, 2006 between WorldWater & Power Corp., a Delaware corporation as the Company and Emcore Corporation. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 5, 2006 (File No. 000-16936).

10.19	Registration Rights Agreement dated as of November 29, 2006 between WorldWater & Power Corp., a Delaware corporation and Emcore Corporation. Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 5, 2006 (File No. 000-16936).

10.20	Letter Agreement dated as of November 29, 2006 between WorldWater & Power Corp., a Delaware corporation and Emcore Corporation. Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 5, 2006 (File No. 000-16936).

10.21	Series D Convertible Preferred Stock Purchase Warrant dated November 29, 2006 issued to Emcore Corporation for 505,044 shares of Series D Convertible Preferred Stock of WorldWater & Power Corp. at the exercise price of $3.17 per share and terminating on November 29, 2016. Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 5, 2006 (File No. 000-16936).

10.22	Promissory Note dated January 25, 2008 by WorldWater & Solar Technologies Corp. in favor The Quercus Trust. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 31, 2008.

10.23	Stock Exchange Agreement dated January 25, 2008 by and between WorldWater & Solar Technologies Corp. and The Quercus Trust. Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 31, 2008.

10.24	Stock and Warrant Purchase Agreement Exchange Agreement dated February 12, 2008 by and between WorldWater & Solar Technologies Corp. and The Quercus Trust. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 19, 2008.

10.25	Lease Agreement dated as of March 7, 2008 by and between Entech, Inc., as tenant, and Alliance Gateway No. 23, Ltd., as landlord. Incorporated by reference to Exhibit 10.22 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 28, 2008.

10.26	Lease Guarantee dated as of March 7, 2008 by and between WorldWater & Solar Technologies Corp. as guarantor, and Alliance Gateway No. 23, Ltd. Incorporated by reference to Exhibit 10.23 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 28, 2008.

10.27	Warrant Cancellation Agreement dated as of February 4, 2009 by and between The Quercus Trust and Entech Solar, Inc., formerly known as WorldWater & Solar Technologies Corp. Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on February 10, 2009.

10.28	Seventh Amendment and Restatement of the Company’s 1999 Incentive Stock Option Plan. Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the Securities and Exchange Commission on February 10, 2009.

10.29	Subscription Agent Agreement dated October 22, 2009 by and between Entech Solar, Inc., Computershare Inc. and Computershare Trust Company, N.A. Incorporated by reference to Exhibit 10.30 of Amendment Number 3 of the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 23, 2009.

10.30	Letter of Agreement dated October 22, 2009 between Entech Solar, Inc. and Georgeson Inc. Incorporated by reference to Exhibit 10.31 of Amendment Number 3 of the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 23, 2009.

10.31	Convertible Promissory Note dated September 10, 2009 from the Company, as payee, payable to the order of The Quercus Trust. Incorporated by reference to Exhibit 10.32 of Amendment Number 3 of the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 23, 2009.

10.32	Stock Purchase Agreement dated December 15, 2009 by and between Entech Solar, Inc. and The Quercus Trust. Incorporated by reference to Exhibit 10.33 of Amendment Number 4 of the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 16, 2009.

10.33	Stock Purchase Agreement dated January 14, 2010 by and between The Quercus Trust and Entech Solar, Inc. Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on February 4, 2010.

10.34	Stock Purchase Agreement dated February 1, 2010 by and between The Quercus Trust and Entech Solar, Inc. Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the Securities and Exchange Commission on February 4, 2010.

10.35	Stock Purchase Agreement dated February 8, 2010 by and between The Quercus Trust and Entech Solar, Inc. Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on February 12, 2010.

10.36	Stock Purchase Agreement dated February 12, 2010 by and between The Quercus Trust and Entech Solar, Inc. Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the Securities and Exchange Commission on February 12, 2010.

10.37	Preferred Stock Purchase Agreement, dated as of February 19, 2010, by and among Entech Solar, Inc. and Socius Capital Group, LLC, dba Socius Energy Capital Group, LLC. Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on February 19, 2010.

10.38	Warrant to Purchase Common Stock Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the Securities and Exchange Commission on February 19, 2010.

10.39	Stock Purchase Agreement, dated March 1, 2010, by and between The Quercus Trust and Entech Solar, Inc. Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on March 5, 2010.

10.40	Stock Purchase Agreement, dated March 24, 2010, by and between The Quercus Trust and Entech Solar, Inc. Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on March 24, 2010.

10.41	Warrant to Purchase Common Stock Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the Securities and Exchange Commission on March 24, 2010.

10.42	Employment Letter, dated November 6, 2008, by and between Sean C. Rooney and Entech Solar, Inc. Incorporated by reference to Exhibit 10.43 of the Company’s Form S-1 filed with the Securities and Exchange Commission on April 16, 2010 (File No. 333-166115).

23.1	Consent of Independent Registered Public Accounting Firm—Amper, Politziner & Mattia, LLP (filed with Original 10-K)

31.1	Certification by the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Principal Executive Officer Pursuant to Section 18 U.S.C. 1350 Adopted Pursuant to the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Principal Financial Officer Pursuant to Section 18 U.S.C. 1350 Adopted Pursuant to the Sarbanes-Oxley Act of 2002.

(c)	Financial statement Schedules. See Item 15(a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Entech Solar, Inc.
(Registrant)

By:	/S/ DAVID GELBAUM	Date: April 28, 2010
David Gelbaum
Chief Executive Officer

By:	/S/ CHARLES MICHEL	Date: April 28, 2010
Charles Michel
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ DAVID GELBAUM	Chief Executive Officer and Chairman	April 28, 2010
David Gelbaum	(Principal Executive Officer)

/S/ CHARLES MICHEL	Chief Financial Officer	April 28, 2010
Charles Michel	(Principal Financial Officer)

/S/ PETER L. CORSELL	Director	April 28, 2010
Peter L. Corsell

/S/ DAVID FIELD	Director	April 28, 2010
David Field

/S/ MARK J. O’NEILL	Director	April 28, 2010
Mark J. O’Neill

EXHIBIT INDEX

Exhibit Number	Description

2.1	Plan of Merger of WorldWater, a Nevada corporation with and into WorldWater, a Delaware corporation, filed with the State of Delaware April 30, 2001. Incorporated by reference to Exhibit 2.1 to the Company’s Form SB-2 filed with the Securities and Exchange Commission on January 3, 2003 (File No. 333-102348).

2.2	State of Nevada Articles of Merger, filed with the State of Nevada May 9, 2001. Incorporated by reference to Exhibit 2.2 to the Company’s Form SB-2 filed with the Securities and Exchange Commission on January 3, 2003 (File No. 333-102348).

2.3	Certificate of Merger of Domestic Corporation and Foreign Corporation filed with State of Delaware April 30, 2001. Incorporated by reference to Exhibit 2.3 to the Company’s Form SB-2 filed with the Securities and Exchange Commission on January 3, 2003 (File No. 333-102348).

2.4	Agreement and Plan of Merger by and among WorldWater & Solar Technologies Corp., WorldWater Merger Corp. and Entech, Inc. and All of the Stockholders of Entech, Inc., dated October 29, 2007. Incorporated by reference to Appendix C of the Company’s Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act, filed with the Securities and Exchange Commission on May 15, 2008.

3.1	Certificate of Incorporation. Incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 dated July 23, 2001 filed with the Securities and Exchange Commission on August 1, 2001 (File No. 333-66484).

3.2	Certificate of Amendment of Certificate of Incorporation. Incorporated by reference to Exhibit 3.2 to the Company’s Form SB-2 filed with the Securities and Exchange Commission on January 3, 2003 (File No. 333-102348).

3.3	Certificate of Amendment of Certificate of Incorporation dated July 7, 2005. Incorporated by reference to Exhibit 3.4 to the Company’s Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2006 (File No. 00016936).

3.4	Certificate of Amendment of Certificate of Incorporation of WorldWater & Solar Technologies Corp. filed with the State of Delaware on July 2, 2008. Incorporated by reference to Exhibit 3.5 to the Company’s Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission on March 17, 2009.

3.5	Certificate of Ownership & Merger—Merging WWST Merger Corp. into WorldWater & Solar Technologies Corp., effective January 12, 2009. Incorporated by reference to Exhibit 3(i) of the Company’s Form 8-K filed with the Securities and Exchange Commission on January 16, 2009.

3.6	Amended and Restated By-laws of WorldWater Incorporated by reference to Exhibit 4.2 to the Company’s Form S-8 dated July 23, 2001 filed with the Securities and Exchange Commission on August 1, 2001 (File No. 333-66484).

3.7	Amended and Restated Bylaws of the Company. Incorporated by reference to Exhibit 3.6 to the Company’s Form S-1, filed with the Securities and Exchange Commission on April 16, 2010 (File No. 333-166115).

4.1	Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock dated November 29, 2006. Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 5, 2006 (File No. 000-16936).

4.2	Certificate of Designation of Series E Convertible Preferred Stock dated January 25, 2008. Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 31, 2008.

4.3	Certificate of Designation of Series F Convertible Stock dated February 12, 2008. Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 18, 2008.

4.4	Certificate of Designations of Series G Preferred Stock dated February 16, 2010. Incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on February 19, 2010.

4.5	Series A Convertible Preferred Stock Certificate of Designations, Preferences and Rights dated February 12, 2010. Incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed with the Securities and Exchange Commission on February 19, 2010.

4.6	Series B Convertible Preferred Stock Certificate of Designations, Preferences and Rights dated February 12, 2010. Incorporated by reference to Exhibit 4.3 of the Company’s Form 8-K filed with the Securities and Exchange Commission on February 19, 2010.

10.1	Securities Purchase Agreement between WorldWater Corp. and SBI Brightline VIII LLC dated April 1, 2004. Incorporated by reference to Exhibit 10.1 to the Company’s Form SB-2 filed with the Securities and Exchange Commission on July 30, 2004 (File No. 333-115561).

10.2	Stock Purchase Warrant dated March 29, 2004. Incorporated by reference to Exhibit 10.3 to Company’s Form SB-2 filed with the Securities and Exchange Commission on July 30, 2004 (File No. 333-115561).

10.3	Registration Rights Agreement by and between WorldWater and SBI Advisors, LLC dated as of March 29, 2004 Incorporated by reference to Exhibit 10.4 to the Company’s Form SB-2 filed with the Securities and Exchange Commission on July 30, 2004 (File No. 333-115561).

10.4	Forms of Warrant Purchase Agreements between WorldWater and certain Selling Stockholders. Incorporated by reference to Exhibit 10.5 to the Company’s Form SB-2 filed with the Securities and Exchange Commission on February 11, 2005 (File No. 333-122756).

10.5	Form of Registration Rights Agreement between WorldWater and certain Selling Stockholders. Incorporated by reference to Exhibit 10.6 to the Company’s Form SB-2 filed with the Securities and Exchange Commission on February 11, 2005 (File No. 333-122756).

10.6	Restricted Stock Agreement for Quentin T. Kelly dated July 1, 2002. Incorporated by reference to Exhibit 10.12 to the Company’s Form SB-2 filed with the Securities and Exchange Commission on January 3, 2003 (File No. 333-102348).

10.7	James S. Brown Employment Agreement dated as of May 24, 2004. Incorporated by reference to Exhibit 10.10 to the Company’s Form SB-2 filed with the Securities and Exchange Commission on February 11, 2005 (File No. 333-122756).

10.8	Quentin T. Kelly Employment Agreement dated effective as of January 1, 2007. Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-KSB filed with the Securities and Exchange Commission on April 9, 2007. Amended by that First Amendment to the Employment Agreement, dated as of December 31, 2008, and incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 7, 2009.

10.9	Robert A. Gunther Executive Employment Agreement dated effective as of January 7, 2008 and incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 24, 2008.

10.10	Larry Crawford Employment Agreement dated effective as of January 1, 2007. Incorporated by reference to Exhibit 10.10 to the Company’s Form KSB filed with the Securities and Exchange Commission on April 9, 2007.

10.11	Frank W. Smith Executive Employment Agreement dated effective as of February 5, 2007 and incorporated by reference to Exhibit 10.21 of the Company’s S-1 Registration Statement filed with the Securities and Exchange Commission on October 17, 2008 (File No. 333-152096).

10.12	Securities Purchase Agreement dated as of July 21, 2005 between WorldWater & Power Corp., a Delaware corporation as the Company and CAMOFI Master LDC, its successors and assigns as Purchaser. Incorporated by reference to 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 28, 2005 (File No. 000-16936).

10.13	Registration Rights Agreement dated as of July 21, 2005 between WorldWater & Power Corp., a Delaware corporation and CAMOFI Master LDC as Purchaser. Incorporated by reference to 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 28, 2005 (File No. 000-16936).

10.14	Common Stock Purchase Warrant dated July 21, 2005 issued to CAMOFI Master LDC as Holder for 9,027,778 shares of common stock of WorldWater & Power Corp. at the exercise price of $0.18 per share and terminating on July 21, 2009. Incorporated by reference to 10.5 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 28, 2005 (File No. 000-16936).

10.15	Common Stock Purchase Warrant dated July 21, 2005 issued to CAMOFI Master LDC as Holder for 1,277,778 shares of common stock of WorldWater & Power Corp. at the exercise price of $0.22 per share and terminating on July 21, 2009. Incorporated by reference to 10.6 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 28, 2005 (File No. 000-16936).

10.16	Common Stock Purchase Warrant dated July 25, 2005 issued to The Water Fund, LP for 416,667 shares of common stock of WorldWater & Power Corp. at the exercise price of $0.22 per share and terminating on August 15, 2009. Incorporated by reference to 10.17 to the Company’s Form SB-2 filed with the Securities and Exchange Commission on October 21, 2005 (File No. 33-0123045).

10.17	Common Stock Purchase Warrant dated July 25, 2005 issued to The Water Fund, LP for 416,667 shares of common stock of WorldWater & Power Corp. at the exercise price of $0.22 per share and terminating on August 15, 2009. Incorporated by reference to 10.18 to the Company’s Form SB-2 filed with the Securities and Exchange Commission on October 21, 2005 (File No. 33-0123045).

10.18	Investment Agreement dated as of November 29, 2006 between WorldWater & Power Corp., a Delaware corporation as the Company and Emcore Corporation. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 5, 2006 (File No. 000-16936).

10.19	Registration Rights Agreement dated as of November 29, 2006 between WorldWater & Power Corp., a Delaware corporation and Emcore Corporation. Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 5, 2006 (File No. 000-16936).

10.20	Letter Agreement dated as of November 29, 2006 between WorldWater & Power Corp., a Delaware corporation and Emcore Corporation. Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 5, 2006 (File No. 000-16936).

10.21	Series D Convertible Preferred Stock Purchase Warrant dated November 29, 2006 issued to Emcore Corporation for 505,044 shares of Series D Convertible Preferred Stock of WorldWater & Power Corp. at the exercise price of $3.17 per share and terminating on November 29, 2016. Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 5, 2006 (File No. 000-16936).

10.22	Promissory Note dated January 25, 2008 by WorldWater & Solar Technologies Corp. in favor The Quercus Trust. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 31, 2008.

10.23	Stock Exchange Agreement dated January 25, 2008 by and between WorldWater & Solar Technologies Corp. and The Quercus Trust. Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 31, 2008.

10.24	Stock and Warrant Purchase Agreement Exchange Agreement dated February 12, 2008 by and between WorldWater & Solar Technologies Corp. and The Quercus Trust. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 19, 2008.

10.25	Lease Agreement dated as of March 7, 2008 by and between Entech, Inc., as tenant, and Alliance Gateway No. 23, Ltd., as landlord. Incorporated by reference to Exhibit 10.22 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 28, 2008.

10.26	Lease Guarantee dated as of March 7, 2008 by and between WorldWater & Solar Technologies Corp. as guarantor, and Alliance Gateway No. 23, Ltd. Incorporated by reference to Exhibit 10.23 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 28, 2008.

10.27	Warrant Cancellation Agreement dated as of February 4, 2009 by and between The Quercus Trust and Entech Solar, Inc., formerly known as WorldWater & Solar Technologies Corp. Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on February 10, 2009.

10.28	Seventh Amendment and Restatement of the Company’s 1999 Incentive Stock Option Plan. Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the Securities and Exchange Commission on February 10, 2009.

10.29	Subscription Agent Agreement dated October 22, 2009 by and between Entech Solar, Inc., Computershare Inc. and Computershare Trust Company, N.A. Incorporated by reference to Exhibit 10.30 of Amendment Number 3 of the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 23, 2009.

10.30	Letter of Agreement dated October 22, 2009 between Entech Solar, Inc. and Georgeson Inc. Incorporated by reference to Exhibit 10.31 of Amendment Number 3 of the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 23, 2009.

10.31	Convertible Promissory Note dated September 10, 2009 from the Company, as payee, payable to the order of The Quercus Trust. Incorporated by reference to Exhibit 10.32 of Amendment Number 3 of the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 23, 2009.

10.32	Stock Purchase Agreement dated December 15, 2009 by and between Entech Solar, Inc. and The Quercus Trust. Incorporated by reference to Exhibit 10.33 of Amendment Number 4 of the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 16, 2009.

10.33	Stock Purchase Agreement dated January 14, 2010 by and between The Quercus Trust and Entech Solar, Inc. Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on February 4, 2010.

10.34	Stock Purchase Agreement dated February 1, 2010 by and between The Quercus Trust and Entech Solar, Inc. Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the Securities and Exchange Commission on February 4, 2010.

10.35	Stock Purchase Agreement dated February 8, 2010 by and between The Quercus Trust and Entech Solar, Inc. Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on February 12, 2010.

10.36	Stock Purchase Agreement dated February 12, 2010 by and between The Quercus Trust and Entech Solar, Inc. Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the Securities and Exchange Commission on February 12, 2010.

10.37	Preferred Stock Purchase Agreement, dated as of February 19, 2010, by and among Entech Solar, Inc. and Socius Capital Group, LLC, dba Socius Energy Capital Group, LLC. Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on February 19, 2010.

10.38	Warrant to Purchase Common Stock Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the Securities and Exchange Commission on February 19, 2010.

10.39	Stock Purchase Agreement, dated March 1, 2010, by and between The Quercus Trust and Entech Solar, Inc. Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on March 5, 2010.

10.40	Stock Purchase Agreement, dated March 24, 2010, by and between The Quercus Trust and Entech Solar, Inc. Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on March 24, 2010.

10.41	Warrant to Purchase Common Stock Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the Securities and Exchange Commission on March 24, 2010.

10.42	Employment Letter, dated November 6, 2008, by and between Sean C. Rooney and Entech Solar, Inc. Incorporated by reference to Exhibit 10.43 of the Company’s Form S-1 filed with the Securities and Exchange Commission on April 16, 2010 (File No. 333-166115).

23.1	Consent of Independent Registered Public Accounting Firm—Amper, Politziner & Mattia, LLP (filed with Original 10-K)

31.1	Certification by the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Principal Executive Officer Pursuant to Section 18 U.S.C. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Principal Financial Officer Pursuant to Section 18 U.S.C. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.