Form 10-Q
period 2010-03-31
ENTECH SOLAR, INC.
filed 2010-05-17
CIK 811271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010
OR

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
Commission file number: 001-34592
Entech Solar, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0123045 (I.R.S. Employer Identification Number)

13301 Park Vista Blvd. Suite 100, Ft. Worth, Texas (Address of principal executive offices)	76177 (Zip Code)
Registrant’s telephone number, including area code: (817) 224-3600
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer,” “large accelerated filer,” “accelerated filer” or “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a small company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of May 12, 2010, the Registrant had 321,608,081 shares of Common Stock, $0.001 par value per share outstanding.

ENTECH SOLAR, INC.
FORM 10-Q

PART 1
Item 1. Financial Statements
ENTECH SOLAR, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2010	December 31, 2009
	(UNAUDITED)
Assets
Current assets:
Cash and cash equivalents	$3,859	$1,952
Accounts receivable—trade, net of allowance	19	22
Inventory (net of reserve of $337 and $2,272 at March 31, 2010 and December 31, 2009, respectively)	195	267
Costs and estimated earnings/losses in excess of billings	35	35
Prepaid expenses and deposits	339	125

Total current assets	4,447	2,401
Property and equipment, net	2,492	2,983

Intangible and other assets:
Other intangible assets, net	19,099	19,695
Goodwill	19,196	19,196
Other deposits	328	384

Total Assets	$45,562	$44,659

Liabilities, Convertible Redeemable Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$2,933	$2,301
Series D Preferred stock warrants	1,394	1,394
Billings in excess of costs and estimated earnings/losses	94	94

Total current liabilities	4,421	3,789
Other	118	129

Total liabilities	4,539	3,918

Convertible redeemable preferred stock
Series D convertible redeemable preferred stock	11,180	11,180

Stockholders’ Equity
Preferred stock, $.01 par value authorized 10,000,000; issued and outstanding 5,504,118:
Series B 7% convertible - 611,111 shares, liquidation preference $550	6	6
Series G - 150 shares	—	—
Common stock, $.001 par value; authorized 610,000,000 shares, 321,488,934 and 277,485,359 issued at March 31, 2010 and December 31, 2009, respectively; 321,461,066 and 277,457,491 shares outstanding at March 31, 2010 and December 31, 2009, respectively	321	277
Additional paid-in capital	180,381	173,852
Accumulated deficit	(150,634)	(144,395)
Treasury stock, 27,868 shares, at cost	(39)	(39)
Noncontrolling interest	(192)	(140)

Total Stockholders’ Equity	29,843	29,561

Total Liabilities, Convertible Redeemable Preferred Stock and Stockholders’ Equity	$45,562	$44,659

See accompanying notes to consolidated financial statements.

ENTECH SOLAR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended March 31,
	2010	2009
Revenues:
Contract	$—	$1,097
Equipment and services	15	143
Related party	—	597
Related party—former chairman	—	126

Total	15	1,963

Cost of Revenues:
Contract	—	827
Equipment and services	30	97
Related party	—	597
Related party—former chairman	—	142
Manufacturing operations impairment	—	6,758

Total	30	8,421

Gross Profit (Loss):
Contract	—	270
Equipment and services	(15)	46
Related party	—	—
Related party—former chairman	—	(16)
Manufacturing operations impairment	—	(6,758)

Total	(15)	(6,458)

Operating Expenses:
Selling, general and administrative expenses	4,258	8,705
Research and development expenses	1,320	211
Depreciation and amortization	751	740

Total Operating Expenses	6,329	9,656

Loss from Operations	(6,344)	(16,114)
Other income (expense)	53	24

Net Loss	(6,291)	(16,090)
Net loss attributable to noncontrolling interest	(52)	(127)

Net loss attributable to Entech Solar, Inc.	(6,239)	(15,963)

Net loss attributable to Entech Solar, Inc. Common Shareholders	$(6,239)	$(15,963)

Net Loss attributable to Entech Solar, Inc. per Common Share (Basic and Diluted)	$(0.02)	$(0.07)

Weighted Average Common Shares Outstanding used in Per Share Calculation (Basic and Diluted)	297,205	237,130

See accompanying notes to consolidated financial statements.

ENTECH SOLAR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2010	2009
Operating activities:
Net loss	$(6,291)	$(16,090)

Adjustments to reconcile net cash used in operating activities:
Share-based compensation cost	1,543	1,206
Depreciation and amortization expenses	751	740
Issuance of stock in lieu of rent	35	—
Issuance of stock in lieu of commitment fee	250	—
Impairment on leasehold improvements	309	—
Manufacturing operations impairment	—	6,758
Accrued losses on contracts	—	(63)
Loss on disposal of assets	8	—
Provision for doubtful accounts	—	980
Changes in assets and liabilities:
Accounts receivable	3	439
Rebates receivable	—	(1,343)
Inventory	127	820
Escrow funds relating to contract performance	—	839
Costs and estimated earnings/losses in excess of billings	—	2,578
Prepaid expenses and deposits	(175)	471
Accounts payable and other accrued expenses	581	233
Billings in excess of costs and estimated earnings/losses	—	(406)
Customer deposits—related party	—	(1,023)

Net cash (used in) operating activities	(2,859)	(3,861)

Investing activities:
Sale of property and equipment, net	21	—

Net cash provided by (used in) investing activities	21	—

Financing Activities:
Proceeds from exercise of warrants and stock options	—	164
Proceeds from Series G preferred stock	1,500	—
Proceeds from related party stock purchase agreement	3,245	426

Net cash provided by financing activities	4,745	590

Net increase (decrease) in cash and cash equivalents	1,907	(3,271)

Cash and cash equivalents, beginning of period	1,952	12,169

Cash and cash equivalents, end of period	$3,859	$8,898

See accompanying notes to consolidated financial statements.

ENTECH SOLAR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands)

	Entech Solar, Inc. Shareholders
					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated	Treasury		Noncontrolling
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Shares	Stock	Interest	Total
Balance, December 31, 2009	611	$6	277,486	$277	$173,852	$(144,395)	28	$(39)	$(140)	$29,561

Stock issued in lieu of commitment fee	—	—	3,000	3	247	—	—	—	—	250
Stock issued in lieu of rent	—	—	441	—	35	—	—	—	—	35
Share-based employee compensation cost	—	—	—	—	1,543	—	—	—	—	1,543
Proceeds from related party stock purchase agreement	—	—	40,562	41	3,204	—	—	—	—	3,245
Series G preferred stock	150	—	—	—	1,500	—	—	—		1,500
Net loss	—	—	—	—	—	(6,239)	—	—	(52)	(6,291)

Balance, March 31, 2010	761	$6	321,489	$321	$180,381	$(150,634)	28	$(39)	$(192)	$29,843

See accompanying notes to consolidated financial statements.

ENTECH SOLAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note (1) Liquidity and Capital Resources
     At March 31, 2010, the Entech Solar, Inc. (“Entech Solar”, the “Company”, “we”, “us” and “our”) current ratio was 1.0 and working capital was $26,000 compared to December 31, 2009, with a current ratio of 0.63 and working capital deficit of ($1.4) million. As of March 31, 2010 we had approximately $3.9 million in cash and cash equivalents compared to $2.0 million at December 31, 2009. Net cash used in operating activities for the three months ended March 31, 2010 was $2.8 million compared to $3.9 million used in operations for the three months ended December 31, 2009. Net cash used in operating activities for the three months ended March 31, 2010 was primarily the result of our net loss of $6.3 million, offset by non-cash charges primarily consisting of share-based compensation costs ($1.5 million), depreciation and amortization expenses ($751,000).
     During the three months ended March 31, 2010, there was $21,000 provided by investing activities compared to none in the fourth quarter of 2009. Net cash provided by financing activities in the three months ended March 31, 2010, totaled $4.7 million compared to $1.0 million in the three months ended December 31, 2009.
     The Company has historically financed operations and met capital expenditures requirements primarily through issuances of capital stock and borrowings and through solar system equipment sales. The Company is not currently marketing solar system equipment and does not anticipate marketing such equipment until fiscal 2011.
     Presently, with no further financing, we anticipate that we will run out of funds at the end of 2010. If we are unable to raise additional financing, we could be required to further reduce our spending plans, further reduce our workforce, license to others products or technologies we would otherwise seek to commercialize ourselves and/or sell certain assets. We may even be forced to discontinue operations. There can be no assurance that we can obtain financing, if at all, on terms acceptable to us.
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
Note (2) Summary of Significant Accounting Policies
Basis of Presentation
     The foregoing consolidated financial statements are unaudited and have been prepared from the books and records of the Company. In our opinion, all normal and recurring adjustments necessary for a fair presentation of the financial position of the Company as of March 31, 2010 and the results of operations and cash flows for the three months ended March 31, 2010 and 2009 have been made in conformity with generally accepted accounting principles. The results of operations for the three months ended March 31, 2010 may not be indicative of expected results of operations for the year ending December 31, 2010. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited Consolidated Financial Statements of the Company included in its Form 10-K for the year ended December 31, 2009.
Fair Value of Financial Instruments
     The carrying value of accounts receivable, accounts payable, accrued expenses and preferred stock warrants approximate their respective fair values.
Advertising Costs
     Advertising costs are expensed as incurred and were approximately $339 and $23,000 for the three months ended March 31, 2010 and 2009, respectively.

Reclassifications
     Certain prior year balances have been reclassified to conform to current year presentation.
Note (3) Property and Equipment
     Property and equipment consist of the following at March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010	December 31, 2009
Machinery and equipment	$5,630	$5,657
Impairment of machinery and equipment	(4,115)	(4,131)
Vehicles	4	60
Computers	731	727
Leasehold improvements	2,266	2,266
Impairment on leasehold improvements	(997)	(688)

	3,519	3,891
Less accumulated depreciation and amortization	(1,027)	(908)

Property and equipment, net	$2,492	$2,983

     Depreciation expense for the three months ended March 31, 2010 and 2009 was approximately $154,000 and $115,000, respectively.
     During the first quarter of 2010, the Company recorded an impairment to leasehold improvements for the Company’s Ewing, New Jersey facility in the amount of approximately $309,000. This impairment was recorded to reflect the Company’s intention to vacate the facility.
Note (4) Intangible Assets
     Intangible assets are listed below with associated accumulated amortization as of March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010	December 31, 2009
ENTECH trademark	$1,600	$1,600
ENTECH technology	23,750	23,750
Impairment on ENTECH technology	(863)	(863)
Accumulated amortization	(5,388)	(4,792)

Intangible assets, net	$19,099	$19,695

     Amortization expenses for the three months ended March 31, 2010 and 2009 were approximately $597,000 and $625,000, respectively.
Note (5) Product Warranty
     The Company historically provided for the estimated cost of product warranties relating to its legacy business at the time revenue was recognized. Since the Company had a limited operating history, adjustments in future periods may be required as its installations mature. The following table summarizes the activity regarding the Company’s warranty accrual:

	March 31, 2010	March 31, 2009
Beginning balance	$835	$832
Warranty accruals	—	28
Warranty costs incurred	(15)	(5)

Ending balance	$820	$855

     The product warranty accrual is included in Accounts Payable and Accrued Expenses in the Company’s Consolidated Balance Sheet.
Note (6) Convertible Preferred Stock
     As of March 31, 2010, the Company had 611,111 shares of Series B 7% convertible preferred stock and 4,892,857 shares of Series D convertible preferred stock and 505,044 warrants to purchase shares of Series D stock outstanding.
Series G Preferred Stock
     On February 16, 2010, we filed a certificate of designations for the Series G preferred stock (the “Series G Certificate of Designations”). Pursuant to the Series G Certificate of Designations, the Series G preferred stock shall, with respect to dividend rights, rights upon liquidation, winding-up or dissolution, rank: (i) senior to our common stock, and any other class or series of our preferred stock other than our Series D preferred stock; and (ii) junior to all our existing and future indebtedness. In addition, the Series G preferred stock (i) shall accrue dividends at a rate of 10% per annum, payable in Series G preferred stock, (ii) shall not have voting rights, and (iii) may be redeemed at our option, commencing 4 years from the issuance date at a price per share of $10,000 plus accrued but unpaid dividends (the “Series G Liquidation Value”), or, at a price per share of : (x) 127% of the Series G Liquidation Value if redeemed on or after the first anniversary but prior to the second anniversary of the initial issuance date, (y) 118% of the Series G Liquidation Value if redeemed on or after the second anniversary but prior to the third anniversary of the initial issuance date, and (z) 109% of the Series G Liquidation Value if redeemed on or after the third anniversary but prior to the fourth anniversary of the initial issuance date.
     On February 19, 2010, we entered into a preferred stock purchase agreement with Socius Capital Group, LLC (“Socius”). This agreement contemplates that we will sell up to 500 shares of our Series G preferred stock, in one or more tranches at a purchase price of $10,000 per share, for an aggregate issue price of up to $5 million. In addition we issued to Socius a warrant to acquire 40,909,091 shares of our common stock. With each tranche, Socius will vest in five-year warrants to purchase shares of our common stock equal to 135% of the tranche amount. The exercise price of the warrants will equal the closing bid price of our common stock on the date we provide notice of a tranche to Socius. Funding under the agreement with Socius is subject to the satisfaction of a number of conditions, including the effectiveness of a registration statement that we filed with the Securities and Exchange Commission relating to Socius’ potential sale of the common stock underlying the warrants. Under the terms of the purchase agreement, we issued to Socius 3,000,000 shares of our common stock as payment for a commitment fee of $250,000.
     On March 19, 2010, we sold 150 shares of Series G preferred stock for $1.5 million in cash to The Quercus Trust. As part of the transaction, we also issued to The Quercus Trust a warrant to purchase 11,911,764 shares of common stock with an exercise price of $0.17 per share. The warrants expire on the fifth anniversary of issuance.
Liquidation Preference
     Upon liquidation, holders of the Series D convertible preferred stock will be entitled to the greater of (1) a per share amount equal to the original purchase price plus any dividends accrued but not paid and (2) the amount that the holder would receive in respect of a share of Series D Convertible Preferred Stock if immediately prior to dissolution and liquidation, all shares of Series D Convertible Preferred Stock were converted into shares of common stock. The liquidation preference of Series D convertible preferred stock at March 31, 2010 is $13,500,000.
Note (7) Common Stock Transactions
     Common stock transactions during the three months ended March 31, 2010 consisted of the following:

		Price Per
	Shares	Share
Shares issued December 31, 2009	277,485,359

Shares sold under related party stock purchase agreements	40,562,500	$0.08
Shares issued in lieu of commitment fee	3,000,000	$0.08
Shares issued for rent	441,075	$0.08

Shares issued during the quarter ended March 31, 2010	44,033,575	$0.08

Shares issued March 31, 2010	321,488,934

Note (8) Warrant Transactions
     The Company uses the fair value method to account for transactions with non-employees in which unregistered common shares are issued in consideration for extensions of short-term loans, commissions for debt and equity financing, and the provision of goods or services. The fair value of all warrants is calculated using the Black Sholes pricing model with the following assumptions: dividend yield of zero percent; expected volatility (calculated on a case by case situation), utilizing the current risk free interest rate, and an average term of 10 years. The relative fair value of the warrants resulted in no non-cash expense charges, for the quarters ended March 31, 2010 and 2009, respectively. All warrants below are exercisable immediately. All warrants are exercisable into common stock only and do not include Series D preferred stock warrants.
     Warrants outstanding as March 31, 2010 and December 31, 2009 were 58,365,515 and 5,544,660.
Note (9) Share-Based Compensation
     Compensation expense for the quarters ending March 31, 2010 and 2009 was approximately $1,543,000 and $1,206,000, respectively. This expense is presented as part of the operating results in Selling, General and Administrative expenses.
Note (10) Net Loss per Common Share
     Basic loss per share includes no dilution and is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. As presented, the Company’s basic and diluted net loss per share attributable to common stockholders is based on the weighted average number of common shares outstanding during the period. The calculation of diluted net loss per common share for the quarters ended March 31, 2010 and 2009 does not include other potential common shares, including shares issuable upon exercise of options, warrants and conversion rights, since their effect would be anti-dilutive due to the Company’s losses. Below is a table of the potential issuable shares as of March 31, 2010 and 2009, respectively:

	March 31, 2010	March 31, 2009
Warrants, excluding Series D preferred stock	58,365,515	44,825,074
Stock options	61,536,430	19,815,064
Preferred stock conversion rights	63,266,590	54,590,121

Total	183,168,535	119,230,259

Note (11) Commitments and Guarantees
     The Company’s commitments as of March 31, 2010, for the years 2010 through 2014 and thereafter are summarized below:

(In thousands)	2010	2011	2012	2013	2014	Thereafter	Total
Employment obligations	$837	$—	$—	$—	$—	$—	$837
Renewable energy credit guarantee obligations	45	60	60	—	—	—	165
Operating lease payments	579	773	773	816	816	1,906	5,663

Total	$1,461	$833	$833	$816	$816	$1,906	$6,665

Operating Leases
New Jersey
     We occupy a 30,000 square foot site located at 200 Ludlow Drive, Ewing, New Jersey. The facility is leased under an operating lease commencing July 1, 2007, and expiring June 30, 2015. On March 11, 2010, the Company committed to an exit plan of its New Jersey facility and seeks to sublease this facility and relocate retained personnel to a smaller facility in or near the New Jersey area. This exit plan has estimated costs of $1.3 million in connection with the restructuring, of which approximately $0.3 million pertain to termination benefits to identified personnel which has been provided for and $1.0 million related to the fair value of the remaining lease obligations, net of estimated sublease income, and other related moving costs in New Jersey which will be provided for when we exit the facility.

Note (12) Contingencies
     We are subject to various claims and suits from time to time in the ordinary course of its business. We are not aware of any pending or threatened litigation that could have a material adverse effect on our business, financial condition or results of operations.
Note (13) Related Party Transactions
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
     On April 19, 2010, The Quercus Trust advanced $200,000 to us in anticipation of an investment in a to be formed Series H preferred stock. These funds were held in escrow by us pending a closing of the Series H preferred stock. On April 30, 2010, we closed the sale of 20 shares of Series H preferred stock for $200,000 in cash to The Quercus Trust. As part of the transaction, The Quercus Trust received a warrant to purchase 2,076,923 shares of the Company’s common stock at an exercise price of $0.13 per share.
     On May 10, 2010, we closed the sale of 200 shares of Series H preferred stock for $2,000,000 in cash to The Quercus Trust. As part of the transaction, The Quercus Trust received a warrant to purchase 22,500,000 shares of the Company’s common stock at an exercise price of $0.12 per share.
Note (14) Supplemental Disclosure of Cash Flow Information

	Three months ended
	March 31, 2010	March 31, 2009
Conversion of Series C 6% Convertible Preferred Stock	$—	$170
Note (15) Subsequent Events
     On April 30, 2010, we filed a certificate of designations for the Series H preferred stock (the “Series H Certificate of Designations”). Pursuant to the Series H Certificate of Designations, the Series H preferred stock shall, with respect to dividend rights, rights upon liquidation, winding-up or dissolution, rank: (i) senior our common stock, and any other class or series of our preferred stock other than our Series D preferred stock and Series G preferred stock; and (ii) junior to all our existing and future indebtedness. In addition, the Series H preferred stock (i) shall accrue dividends at a rate of 10% per annum, payable in Series H preferred stock, (ii) shall not have voting rights, and (iii) may be redeemed at our option, commencing 4 years from the issuance date at a price per share of $10,000 plus accrued but unpaid dividends (the “Series H Liquidation Value”), or, at a price per share of : (x) 127% of the Series H Liquidation Value if redeemed on or after the first anniversary but prior to the second anniversary of the initial issuance date, (y) 118% of the Series H Liquidation Value if redeemed on or after the second anniversary but prior to the third anniversary of the initial issuance date, and (z) 109% of the Series H Liquidation Value if redeemed on or after the third anniversary but prior to the fourth anniversary of the initial issuance date.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management Overview
     In January 2010, we launched our patented, state-of-the-art tubular skylight that we believe provides superior light output and optical efficiency for commercial and green building initiatives. We did not generate any revenue in the first quarter nor do we expect to have significant revenues in 2010.
     Our primary focus continues to be on developing and commercializing our state-of-the-art concentrating photovoltaic (“CPV”) products that can provide electricity in the short term and potentially both electricity and heat in the long term. We believe that providing electricity only and electricity and hot water will give customers energy solutions that are more efficient and cost-effective.
     During the first quarter, changing market conditions led us to select our electricity only product SolarVolt™ CPV module as the company’s top priority in our CPV power products business. Compared to our previous generations of terrestrial CPV technology, SolarVolt™ CPV offers substantial benefits in weight, volume, manufacturing scalability, durability, and cost-effectiveness. We plan to begin independent certification testing of SolarVolt™ during the summer of 2010, and we hope to have a certified product ready for commercialization in early 2011 to address the rapidly growing photovoltaic market. We may follow SolarVolt™ with a new and improved version of ThermaVolt™, our electricity and hot water product.
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
RESULTS OF OPERATIONS—QUARTER ENDED MARCH 31, 2010 COMPARED TO QUARTER ENDED MARCH 31, 2009
 (Amounts are rounded to the nearest thousand)
     Our results of operations for the quarter ended March 31, 2010 are not comparable with the prior period because during the first quarter of 2009, we decided to transition from the flat-plate solar installation business and suspend manufacturing start-up activities associated with first generation CPV products.
Revenues:
     Total Revenues for the quarter ended March 31, 2010 amounted to $15,000 compared to $1,963,000 in the same period in 2009. The decline in revenues reflected the Company’s decision to transition from the flat-plate solar installation business. Revenues for the quarter ended March 31, 2010 were related to the Company’s services for operations and management. Revenues included in the quarter ended March 31, 2009 primarily were generated by one airport contract in California and one municipal contract in New Jersey, a related party sale of 10 MobileMax Pure units to a principal shareholder, and a related party sale to a former chairman for the sale of solar panels amounts totaling $643,000, $274,000, $597,000 and $126,000; respectively. All contract revenue was generated by domestic projects.
Cost of Revenues:
     Total Cost of Revenue for the quarter ended March 31, 2010 amounted to $30,000 compared to $8,421,000 in the same period of 2009. The cost of revenues in the prior year period consisted primarily of third party construction and installation expense, materials and supplies required for construction and component equipment, including solar panels, solar array, inverters, variable speed drives and meters. Additionally, cost of revenues included charges for impairment to manufacturing equipment ($4,100,000), an impairment to leasehold improvements at our manufacturing facilities ($346,000) and an inventory write-down ($2,312,000) subsequent to the Company’s announcement that it has indefinitely suspended manufacturing as of March 30, 2009.
Operating Expenses:
     Selling, General and Administrative Expenses (SG&A) for the quarter ended March 31, 2010, amounted to $4,258,000, compared to $8,705,000 in the comparable 2009 period, a decrease of $4,447,000. The change in SG&A expenses resulted primarily from the following:
•	Reclassifications of certain SG&A expenses to Research and Development Expenses in 2009.
•	Wages and benefits decreased $2,517,000 compared to the prior year period due to headcount reductions.

•	Bad debt expenses decreased $967,000 due to a customer’s ability to secure financing for an outstanding accounts receivable that had been reserved through the allowance for doubtful accounts during the 2009 first quarter.
•	Remaining decreases in SG&A resulted from reductions in professional fees and other administrative expenses.
     Research and Development (R&D) Expenses for the quarter ended March 31, 2010 consists primarily of 1) salary expense for internal personnel and personnel-related costs as well as external consultants and contractors, 2) prototype and related material costs for product development, and 3) other product development testing costs. R&D expenditures are critical to the Company’s strategic objectives of enhancing its technology to meet the requirements of its targeted customers. The Company expects to increase its current level of expenditures for R&D on a going-forward basis. R&D expenses incurred in the quarter ended March 31, 2010 totaled $1,320,000 compared to $211,000 in the prior year period, which reflect a reclassification of certain SG&A costs to R&D.
     Depreciation and Amortization for the quarter ended March 31, 2010, amount to $751,000, compared to $740,000 in the prior year period.
Loss from Operations:
     In the quarter ended March 31, 2010, the Company incurred a loss from operations of $6,344,000, a decrease of $9,770,000 from the $16,114,000 loss during the same period in 2009. The lower loss from operations during the period resulted from the Company’s decision to transition from the flat-plate solar installation business resulting in lower revenues and accompanying costs of revenues, impairment charges of $6,758,000 and decreased administrative costs during the start-up operations and development of next-generation products.
Other income (expense):
     In the quarter ended March 31, 2010, other income (expense) amounted to $53,000 income primarily due to the sale of obsolete and scrap inventory during the period, compared to $24,000 interest income in the quarter ended March 31, 2009.
Net Loss:
     In the quarter ended March 31, 2010, the Company incurred a net loss of $6,291,000, a decrease of $9,799,000 from the $16,090,000 loss for the comparable period in 2009 due to the explanations above.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
     At March 31, 2010, Entech Solar, Inc.’s current ratio was 1.0 and working capital was $26,000 compared to December 31, 2009, with a current ratio of 0.63 and working capital deficit of $1.4 million. As of March 31, 2010 the Company had $3.9 million in cash and cash equivalents compared to $2.0 million at December 31, 2009. Net cash used in operating activities for the three months ended March 31, 2010 was $2.8 million compared to $3.9 million used in operations in the same period in 2009. Net cash used in operating activities for the three months ended March 31, 2010 was primarily the result of the Company’s net loss of $6.3 million, offset by non-cash charges primarily consisting of share-based compensation costs ($1.5 million), amortization and depreciation expenses ($751,000).
     During the three months ended March 31, 2010, there was $21,000 provided by investing activities. There were no financing activities in the comparable period of 2009. Net cash provided by financing activities in the three month ended March 31, 2010, totaled $4.7 million compared to $1.0 million in the three months ended December 31, 2009.
Future Operating Requirements
     We have historically financed operations and met capital expenditures requirements primarily through issuance of debentures, sales of capital stock and solar system equipment sales. Management plans to continue to raise funds through the sale of capital stock.
     Since December 31, 2009, we have secured additional funding through common stock and preferred stock agreements with The Quercus Trust totaling $6.9 million and have entered into a preferred stock agreement with Socius Capital Group, LLC for up to $5 million in capital over the next two years.
     On February 19, 2010, we entered into a preferred stock purchase agreement with Socius Capital Group, LLC (“Socius”). This agreement contemplates that we will sell up to 500 shares of our Series G Preferred Stock, in one or more tranches at a purchase price of $10,000 per share, for an aggregate issue price of up to $5 million. In addition we issued to

Socius a warrant to acquire 40,909,091 shares of our common stock. With each tranche, Socius will vest in five-year warrants to purchase shares of our common stock equal to 135% of the tranche amount. The exercise price of the warrants will equal the closing bid price of our common stock on the date we provide notice of a tranche to Socius. Funding under the agreement with Socius is subject to the satisfaction of a number of conditions, including the effectiveness of a registration statement that we filed with the Securities and Exchange Commission relating to Socius’ potential sale of the common stock underlying the warrants. Under the terms of the purchase agreement, we issued to Socius 3,000,000 shares of our common stock as payment for a commitment fee of $250,000.
     On April 30, 2010, we filed the Series H Certificate of Designations Pursuant to the Series H Certificate of Designations, the Series H preferred stock shall, with respect to dividend rights, rights upon liquidation, winding-up or dissolution, rank: (i) senior our common stock, and any other class or series of our preferred stock other than our Series D preferred stock and Series G preferred stock; and (ii) junior to all our existing and future indebtedness. In addition, the Series H preferred stock (i) shall accrue dividends at a rate of 10% per annum, payable in Series H preferred stock, (ii) shall not have voting rights, and (iii) may be redeemed at our option, commencing 4 years from the issuance date at a price per share of $10,000 plus accrued but unpaid dividends (the “Series H Liquidation Value”), or, at a price per share of : (x) 127% of the Series H Liquidation Value if redeemed on or after the first anniversary but prior to the second anniversary of the initial issuance date, (y) 118% of the Series H Liquidation Value if redeemed on or after the second anniversary but prior to the third anniversary of the initial issuance date, and (z) 109% of the Series H Liquidation Value if redeemed on or after the third anniversary but prior to the fourth anniversary of the initial issuance date.
     Also on April 30, 2010, we closed the sale of 20 shares of Series H preferred stock for $200,000 in cash to The Quercus Trust. As part of the transaction, The Quercus Trust received a warrant to purchase 2,076,923 shares of the Company’s common stock at an exercise price of $0.13 per share.
     On May 10, 2010, we closed the sale of 200 shares of Series H preferred stock for $2,000,000 in cash to The Quercus Trust. As part of the transaction, The Quercus Trust received a warrant to purchase 22,500,000 shares of the Company’s common stock at an exercise price of $0.12 per share.
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
Contractual Obligation and Commercial Commitments
     See Note 11 of the Consolidated Financial Statements for information about contractual obligation and commercial commitments.
Forward-Looking Statements
     This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Securities Exchange Act of 1934 and the Securities Act of 1933, which are subject to risks, uncertainties and assumptions that are difficult to predict. All statements in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. These forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include statements, among other things, concerning our business strategy, including anticipated trends and developments in and management plans for our business and the markets in which we operate; future financial results, operating results, revenues, gross profit, operating expenses, products, projected costs and capital expenditures; sources of capital and capital resources; research and development programs; sales and marketing initiatives; and competition. In some cases, you can identify these statements by forward-looking words, such as “estimate”, “expect”, “anticipate”, “project”, “plan”, “intend”, “believe”, “forecast”, “foresee”, “likely”, “may”, “should”, “goal”, “target”, “might”, “will”, “could”, “predict” and “continue”, the negative or plural of these words and other comparable terminology. Our forward-looking statements are only predictions based on our current expectations and our projections about future events. All forward-looking statements included in this Quarterly Report on Form 10-Q are based upon information available to us as of date hereof. You should not place undue reliance on these forward-looking statements. We undertake no obligation to update any of these forward-looking statements for any reason, except as required by law. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these statements. These factors include the matters discussed in the section entitled “Item 1A: Risk Factors” in Part II hereof and elsewhere in this Quarterly Report on Form 10-Q. You should carefully consider the risks and uncertainties described under this section.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks
     Not applicable.

Item 4.	Controls and Procedures
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

PART II

Item 1.	Legal Proceedings
     The information provided in Note 12 of the Consolidated Financial Statements is hereby incorporated into this Part II, Item 1 by reference.

Item 1A.	Risk Factors
     Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
     None.

Item 3.	Defaults on Senior Securities
     None.

Item 4.	Removed and Reserved

Item 5.	Other Information
     None.

Item 6.	Exhibits

Exhibit
Number	Description
31.1	Certification by the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification by the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Included herewith.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Entech Solar, Inc (Registrant)
By:	/s/ DAVID GELBAUM	Date: May 17, 2010
David Gelbaum
Chief Executive Officer

By:	/s/ CHARLES MICHEL	Date: May17, 2010
Charles Michel
Chief Financial Officer

INDEX TO EXHIBITS

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