Form 10-Q
period 2010-06-30
ENTECH SOLAR, INC.
filed 2010-08-16
CIK 811271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of August 9, 2010, the Registrant had 321,708,091 shares of Common Stock, $0.001 par value per share outstanding.

ENTECH SOLAR, INC.
FORM 10-Q

PART I
Item 1. Financial Statements
ENTECH SOLAR, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2010	December 31, 2009
	(UNAUDITED)
Assets
Current assets:
Cash and cash equivalents	$3,284	$1,952
Accounts receivable—trade, net of allowance	26	22
Inventory (net of reserve of $337 and $2,272 at June 30, 2010 and December 31, 2009, respectively)	172	267
Costs and estimated earnings/losses in excess of billings	35	35
Prepaid expenses and deposits	512	125

Total current assets	4,029	2,401
Property and equipment, net	2,344	2,983

Intangible and other assets:
Other intangible assets, net	18,502	19,695
Goodwill	19,196	19,196
Other deposits	358	384

Total Assets	$44,429	$44,659

Liabilities, Convertible Redeemable Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,963	$2,301
Notes payable — related party	500	—
Series D Preferred stock warrants	—	1,394
Billings in excess of costs and estimated earnings/losses	94	94

Total current liabilities	2,557	3,789
Other	102	129

Total liabilities	2,659	3,918

Convertible redeemable preferred stock:
Series D convertible redeemable preferred stock	—	11,180

Stockholders’ equity:
Preferred stock, $.01 par value authorized 10,000,000; issued and outstanding:
Series B 7% convertible - 611,111 shares, liquidation preference $550	—	6
Series D convertible redeemable preferred stock — 4,892,857 shares	49	—
Series G - 150 shares	—	—
Series H - 230 shares	—	—
Series I - 100 shares	—	—
Common stock, $.001 par value; authorized 610,000,000 shares, 321,735,959 and 277,485,359 issued at June 30, 2010 and December 31, 2009, respectively; 321,708,091 and 277,457,491 shares outstanding at June 30, 2010 and December 31, 2009, respectively	322	277
Additional paid-in capital	197,032	173,852
Accumulated deficit	(155,368)	(144,395)
Treasury stock, 27,868 shares, at cost	(39)	(39)
Noncontrolling interest	(226)	(140)

Total Stockholders’ Equity	41,770	29,561

Total Liabilities, Convertible Redeemable Preferred Stock and Stockholders’ Equity	$44,429	$44,659

See accompanying notes to consolidated financial statements.

ENTECH SOLAR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Contract	$—	$150	$—	$1,247
Equipment and Services	30	1	45	144
Related party	—	—	—	597
Related party—Former Chairman	—	(1)	—	125

Total revenues	30	150	45	2,113

Cost of Revenues:
Contract	—	(75)	—	752
Equipment and Services	15	—	45	97
Related party	—	4	—	601
Related party—Former Chairman	—	—	—	142
Manufacturing operations impairment	—	210	—	6,968

Total cost of revenues	15	139	45	8,560

Gross Profit (Loss):
Contract	—	225	—	495
Equipment and Services	15	1	—	47
Related party	—	(4)	—	(4)
Related party—Former Chairman	—	(1)	—	(17)
Manufacturing operations impairment	—	(210)	—	(6,968)

Total gross profit (loss)	15	11	—	(6,447)

Operating Expenses:
Selling, general and administrative expenses	3,272	1,763	7,530	10,468
Depreciation and amortization	744	719	1,495	1,459
Research and development expenses	738	1,964	2,058	2,175

Total operating expenses	4,754	4,446	11,083	14,102

Loss from Operations	(4,739)	(4,435)	(11,083)	(20,549)
Other income (expense)	(29)	58	24	82

Net Loss	(4,768)	(4,377)	(11,059)	(20,467)
Net Loss attributable to noncontrolling interest	(34)	(69)	(86)	(196)

Net Loss attributable to Entech Solar, Inc.	$(4,734)	$(4,308)	$(10,973)	$(20,271)

Net Loss attributable to Entech Solar, Inc. per Common Share (Basic and Diluted)	$(0.01)	$(0.02)	$(0.04)	$(0.09)

Weighted Average Common Shares Outstanding used in Per Share Calculation (Basic and Diluted)	321,607	238,154	309,473	237,645

See accompanying notes to consolidated financial statements.

ENTECH SOLAR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2010	2009
Operating activities:
Net loss	$(11,059)	$(20,467)

Adjustments to reconcile net cash used in operating activities:
Share-based compensation cost	3,334	1,455
Depreciation and amortization expenses	1,495	1,459
Issuance of stock in lieu of rent	47	—
Issuance of stock in lieu of severance agreement	8	—
Issuance of restricted stock	—	50
Impairment on leasehold improvements	309	349
Manufacturing operations impairment	—	6,968
Accrued losses on contracts	—	(100)
Loss on disposal of assets	—	38
Provision for doubtful accounts	—	106
Changes in assets and liabilities:
Accounts receivable	(4)	1,060
Rebates receivable	—	115
Inventory	95	426
Escrow funds relating to contract performance	—	1,289
Costs and estimated earnings/losses in excess of billings	—	2,578
Prepaid expenses and deposits	(11)	526
Accounts payable and other accrued expenses	(365)	(1,192)
Billings in excess of costs and estimated earnings/losses	—	(616)
Customer deposits—related party	—	(1,023)

Net cash operating activities	(6,151)	(6,979)

Investing activities:
Sale of property and equipment, net	28	28

Net cash provided by (used in) investing activities	28	28

Financing Activities:

Proceeds from exercise of warrants and stock options	—	165
Proceeds from issuance of preferred stock	3,710	—
Proceeds from related party stock purchase agreement	3,245	—
Proceeds from issuance of promissory note- related party	500	—
Proceeds from related party stock purchase agreement	—	426

Net cash provided by financing activities	7,455	591

Net increase (decrease) in cash and cash equivalents	1,332	(6,360)

Cash and cash equivalents, beginning of period	1,952	12,169

Cash and cash equivalents, end of period	$3,284	$5,809

See accompanying notes to consolidated financial statements.

ENTECH SOLAR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands)

	Entech Solar, Inc. Shareholders
					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated	Treasury		Noncontrolling
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Shares	Stock	Interest	Total
Balance, December 31, 2009	611	$6	277,486	$277	$173,852	$(144,395)	28	$(39)	$(140)	$29,561

Stock issued in lieu of commitment fee	—	—	3,000	3	247	—	—	—	—	250
Stock issued in lieu of severance agreement			100	—	8	—	—	—	—	8
Stock issued in lieu of rent	—	—	587	1	46	—	—	—	—	47
Share-based employee compensation cost	—	—	—	—	3,334	—	—	—	—	3,334
Proceeds from related party stock purchase agreement	—	—	40,563	41	3,204	—	—	—	—	3,245
Expiration of Series B preferred stock	(611)	(6)	—	—	6	—	—	—	—	—
Reclassification of Series D preferred stock and warrants	4,893	49	—	—	12,525	—	—	—	—	12,574
Proceeds from Series G preferred stock	—	—	—	—	1,500	—	—	—	—	1,500
Proceeds from Series H preferred stock	—	—	—	—	2,300	—	—	—	—	2,300
Proceeds from Series I preferred stock	—	—	—	—	10	—	—	—	—	10
Net loss	—	—	—	—	—	(10,973)	—	—	(86)	(11,059)

Balance, June 30, 2010	4,893	$49	321,736	$322	$197,032	$(155,368)	28	$(39)	$(226)	$41,770

See accompanying notes to consolidated financial statements.

ENTECH SOLAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note (1) Liquidity and Capital Resources
     At June 30, 2010, Entech Solar, Inc.’s (“Entech Solar”, the “Company”, “we”, “us” and “our”) current ratio was 1.6 and working capital was $1.5 million compared to December 31, 2009, with a current ratio of 0.63 and a working capital deficit of ($1.4 million). As of June 30, 2010, we had approximately $3.3 million in cash and cash equivalents compared to $2.0 million at December 31, 2009. Net cash used in operating activities for the six months ended June 30, 2010 was $6.2 million compared to $7.0 million used in operations for the same period in 2009. Net cash used in operating activities for the six months ended June 30, 2010 was primarily the result of our net loss of $11.1 million, offset by non-cash charges primarily consisting of share-based compensation costs ($3.3 million), depreciation and amortization expenses ($1.5 million).
     During the six months ended June 30, 2010, there was $28,000 provided by investing activities compared to $28,000 in the same period in 2009. Net cash provided by financing activities in the six months ended June 30, 2010, totaled $7.5 million compared to $3.1 million in the six months ended December 31, 2009.
     The Company has historically financed operations and met capital expenditure requirements primarily through issuances of capital stock and borrowings and through solar system equipment sales. The Company is not currently marketing solar system equipment and does not anticipate marketing such equipment until fiscal 2011.
     Presently, with no further financing, we anticipate that we will run out of funds at the end of 2010. If we are unable to raise additional financing, we could be required to further reduce our spending plans, further reduce our workforce, license our products or technologies that we would otherwise seek to commercialize ourselves and/or sell certain assets. We may even be forced to discontinue operations. There can be no assurance that we can obtain financing, if at all, on terms acceptable to us.
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
Note (2) Summary of Significant Accounting Policies
Basis of Presentation
     The foregoing consolidated financial statements are unaudited and have been prepared from the books and records of the Company. In our opinion, all normal and recurring adjustments necessary for a fair presentation of the financial position of the Company as of June 30, 2010 and the results of operations and cash flows for the six months ended June 30, 2010 and 2009 have been made in conformity with generally accepted accounting principles. The results of operations for the six months ended June 30, 2010 may not be indicative of expected results of operations for the year ending December 31, 2010. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited Consolidated Financial Statements of the Company included in its Form 10-K for the year ended December 31, 2009.
Fair Value of Financial Instruments
     The carrying value of accounts receivable, accounts payable, and accrued expenses approximate their respective fair values due to their short term nature.

Reclassifications
     Certain prior year balances have been reclassified to conform to current year presentation.
Note (3) Property and Equipment
     Property and equipment consist of the following at June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010	December 31, 2009
Machinery and equipment	$5,630	$5,657
Impairment of machinery and equipment	(4,115)	(4,131)
Vehicles	3	60
Computers	730	727
Leasehold improvements	2,266	2,266
Impairment on leasehold improvements	(996)	(688)

	3,518	3,891
Less accumulated depreciation and amortization	(1,174)	(908)

Property and equipment, net	$2,344	$2,983

     Depreciation expense for the three and six months ended June 30, 2010 was approximately $147,000 and $302,000, respectively, as compared to the same periods in 2009 of $94,000 and $209,000.
     During the first quarter of 2010, the Company recorded an impairment to leasehold improvements for the Company’s Ewing, New Jersey facility in the amount of approximately $309,000. This impairment was recorded to reflect the Company’s intention to vacate the facility.
Note (4) Intangible Assets
     Intangible assets are listed below with associated accumulated amortization as of June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010	December 31, 2009
ENTECH trademark	$1,600	$1,600
ENTECH technology	23,750	23,750
Impairment on ENTECH technology	(863)	(863)
Accumulated amortization	(5,985)	(4,792)

Intangible assets, net	$18,502	$19,695

     Amortization expenses for the three and six months ended June 30, 2010 were approximately $597,000 and $1,193,000, respectively, compared to approximately $625,000 and $1,250,000 for the same periods in 2009.
Note (5) Product Warranty
     The Company historically provided for the estimated cost of product warranties relating to its legacy business at the time revenue was recognized. The product warranties range in term from one to 20 years. Since the Company had a limited operating history, adjustments in future periods may be required as its installations mature. The following table summarizes the activity regarding the Company’s warranty accrual:

	Six Months Ended June 30,
	2010	2009
Beginning balance	$835	$832
Warranty accruals	—	27
Warranty costs incurred	(41)	(10)

Ending balance	$794	$849

     The product warranty accrual is included in Accounts Payable and Accrued Expenses in the Company’s Consolidated Balance Sheets.

Note (6) Preferred Stock
     The holders of the Series B preferred shares failed to convert to shares of our common stock in accordance with the terms of the Series B preferred stock certificate of designation, and the conversion rights expired on September 8, 2003. It is our position that the obligation for the payment of dividends on such shares also terminated on that date. Therefore, as of June 30, 2010, the Company determined that it had no further obligations outstanding related to the 611,111 shares of Series B 7% convertible preferred stock. Accordingly, the Company reclassified the amounts related to the Series B 7% convertible preferred stock to Additional Paid-in Capital.
     During the second quarter of 2010, The Quercus Trust became beneficial owners of approximately 54% of the Company’s voting securities. As a result of its beneficial ownership, should The Quercus Trust choose to convert or exercise all of its preferred stock or warrants into shares of the Company’s common stock, The Quercus Trust will be able to exercise control over the Company with respect to those actions requiring the approval of a majority of the Company’s stockholders. As a result, the Company notes that the liquidity event relating to the Series D shares and warrants now rests within the Company’s control and is no longer required to be classified outside of permanent equity. Accordingly, at June 30, 2010, 4,892,857 shares of Series D convertible preferred stock and 505,044 warrants to purchase shares of Series D stock were reclassified to Additional Paid-in Capital.
Series G Preferred Stock
     On February 16, 2010, we filed a certificate of designations for the Series G preferred stock (the “Series G Certificate of Designations”). Pursuant to the Series G Certificate of Designations, the Series G preferred stock shall, with respect to dividend rights, rights upon liquidation, winding-up or dissolution, rank: (i) senior to our common stock, and any other class or series of our preferred stock other than our Series D preferred stock; and (ii) junior to all our existing and future indebtedness. In addition, the Series G preferred stock (i) shall accrue dividends at a rate of 10% per annum, payable in Series G preferred stock, (ii) shall not have voting rights, and (iii) may be redeemed at our option, commencing 4 years from the issuance date at a price per share of $10,000 plus accrued but unpaid dividends (the “Series G Liquidation Value”), or, at a price per share of: (x) 127% of the Series G Liquidation Value if redeemed on or after the first anniversary but prior to the second anniversary of the initial issuance date, (y) 118% of the Series G Liquidation Value if redeemed on or after the second anniversary but prior to the third anniversary of the initial issuance date, and (z) 109% of the Series G Liquidation Value if redeemed on or after the third anniversary but prior to the fourth anniversary of the initial issuance date.
     On February 19, 2010, we entered into a preferred stock purchase agreement with Socius Capital Group, LLC (“Socius”). This agreement contemplates that we will sell up to 500 shares of our Series G preferred stock, in one or more tranches at a purchase price of $10,000 per share, for an aggregate issue price of up to $5 million. In addition we issued to Socius a warrant to acquire 40,909,091 shares of our common stock. With each tranche, Socius will vest in five-year warrants to purchase shares of our common stock equal to 135% of the tranche amount. The exercise price of the warrants will equal the closing bid price of our common stock on the date we provide notice of a tranche to Socius. Funding under the agreement with Socius is subject to the satisfaction of a number of conditions, including the effectiveness of a registration statement filed with the Securities and Exchange Commission relating to Socius’ potential sale of the common stock underlying the warrants. Under the terms of the purchase agreement, we issued to Socius 3,000,000 shares of our common stock as payment for a commitment fee of $250,000. On July 26, 2010, we withdrew our registration statement related to the Socius transaction in an effort to focus our resources on completing our rights offering. Once the rights offering has been completed, we will reassess the Socius registration statement to determine how to best move forward with the financing transaction.
     On March 19, 2010, we sold 150 shares of Series G preferred stock for $1.5 million in cash to The Quercus Trust. As part of the transaction, we also issued to The Quercus Trust a warrant to purchase 11,911,764 shares of common stock with an exercise price of $0.17 per share. The warrants expire on the fifth anniversary of issuance.
Liquidation Preference
     Upon liquidation, holders of the Series D convertible preferred stock will be entitled to the greater of (1) a per share amount equal to the original purchase price plus any dividends accrued but not paid and (2) the amount that the holder would receive in respect of a share of Series D convertible preferred stock if immediately prior to dissolution and liquidation, all shares of Series D convertible preferred stock were converted into shares of common stock. The liquidation preference of Series D convertible preferred stock at June 30, 2010 was $13,500,000.

Note (7) Common Stock Transactions
     Common stock transactions during the six months ended June 30, 2010 consisted of the following:

		Price Per
	Shares	Share
Shares issued at December 31, 2009	277,485,359

Shares sold under related party stock purchase agreements	40,562,500	$0.08
Shares issued in lieu of commitment fee	3,000,000	$0.08
Shares issued in lieu of severance	100,000	$0.08
Shares issued for rent	588,100	$0.08

Shares issued during the six months ended June 30, 2010	44,250,600	$0.08

Shares issued at June 30, 2010	321,735,959

Note (8) Warrant Transactions
     The Company uses the fair value method to account for transactions with non-employees in which unregistered common shares are issued in consideration for extensions of short-term loans, commissions for debt and equity financing, and the provision of goods or services. The fair value of all warrants is calculated using the Black Scholes pricing model with the following assumptions: dividend yield of zero percent, expected volatility (calculated on a case by case situation), utilizing the current risk free interest rate, and an average term of 10 years. Warrants in the amount of 42,877,097 are exercisable immediately. Warrants in the amount of 40,909,091 relating to the Socius transaction are not excisable at this time. All warrants are exercisable into common stock only and do not include Series D preferred stock warrants.
     Warrants outstanding as of June 30, 2010 and December 31, 2009 were at 83,786,188 and 5,544,660, respectively.
Note (9) Share-Based Compensation
     Share-based compensation expense for the three months ended June 30, 2010 and 2009 was approximately $1,791,000 and $249,000, compared to 3,334,000 and 1,455,000 for the six months ended June 30, 2010 and 2009, respectively. This expense is presented as part of the operating results in Selling, General and Administrative expenses.
Note (10) Net Loss per Common Share
     Basic loss per share includes no dilution and is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. As presented, the Company’s basic and diluted net loss per share attributable to common stockholders is based on the weighted average number of common shares outstanding during the period. The calculation of diluted net loss per common share for the three and six months ended June 30, 2010 and 2009 does not include other potential common shares, including shares issuable upon exercise of options, warrants and conversion rights, since their effect would be anti-dilutive due to the Company’s losses. Below is a table of the potential issuable shares as of June 30, 2010 and 2009, respectively:

	June 30, 2010	June 30, 2009
Common Stock Warrants	83,786,188	44,455,074
Stock options	95,231,828	32,968,999
Preferred stock conversion rights	65,800,082	54,590,121

Total	244,818,098	132,014,194

Note (11) Commitments and Guarantees
     The Company’s commitments as of June 30, 2010, for the years 2010 through 2014 and thereafter are summarized below:

(In thousands)	2010	2011	2012	2013	2014	Thereafter	Total
Employment obligations	$221	$—	$—	$—	$—	$—	$221
Renewable energy credit guarantee obligations	30	60	60	—	—	—	150
Operating lease payments	419	839	842	852	816	1,906	5,674

Total	$670	$899	$902	$852	$816	$1,906	$6,045

Operating Leases
New Jersey
     We occupy a 30,000 square foot site located at 200 Ludlow Drive, Ewing, New Jersey. The facility is leased under an operating lease that commenced on July 1, 2007, and terminates on June 30, 2015. On March 11, 2010, the Company committed to an exit plan of its New Jersey facility and seeks to sublease this facility and relocate retained personnel to a smaller facility in or near the New Jersey area. This exit plan has estimated costs of $1.3 million in connection with the restructuring, of which approximately $0.3 million pertain to termination benefits to identified personnel which has been provided for and $1.0 million related to the fair value of the remaining lease obligations, net of estimated sublease income, and other related moving costs in New Jersey which will be provided for when we exit the facility. On June 26, 2010, we entered into an operating lease agreement for an approximately 3,500 square foot site located in Trenton, New Jersey. Our engineering services activities have relocated to this facility. The lease commenced on July 8, 2010 and terminates on July 31, 2013.
Note (12) Contingencies
     We are subject to various claims and suits from time to time in the ordinary course of business. We are not aware of any pending or threatened litigation that could have a material adverse effect on our business, financial condition or results of operations.
Note (13) Related Party Transactions
     On January 6, 2010, January 14, 2010, January 29, 2010, February 8, 2010 and March 1, 2010, we entered into Stock Purchase Agreements with The Quercus Trust whereby we issued an aggregate of 40,562,500 shares of common stock at $0.08 per share to The Quercus Trust.
     On February 5, 2010, the Company announced that David Gelbaum, Chairman and Trustee of The Quercus Trust, a major shareholder in the Company, became Chief Executive Officer, replacing Dr. Frank W. Smith, who had served as the Company’s CEO since March 2008.
     On April 19, 2010, The Quercus Trust advanced $200,000 to us in anticipation of an investment in a to be formed Series H preferred stock. These funds were held in escrow by us pending a closing of the Series H preferred stock. On April 30, 2010, we closed the sale to The Quercus Trust of 20 shares of Series H preferred stock for $200,000. As part of the transaction, The Quercus Trust received a warrant to purchase 2,076,923 shares of the Company’s common stock at an exercise price of $0.13 per share.
     On April 30, 2010, we filed a certificate of designations for the Series H preferred stock (the “Series H Certificate of Designations”). Pursuant to the Series H Certificate of Designations, the Series H preferred stock shall, with respect to dividend rights, rights upon liquidation, winding-up or dissolution, rank: (i) senior our common stock, and any other class or series of our preferred stock other than our Series D preferred stock and Series G preferred stock; and (ii) junior to all our existing and future indebtedness. In addition, the Series H preferred stock (i) shall accrue dividends at a rate of 10% per annum, payable in Series H preferred stock, (ii) shall not have voting rights, and (iii) may be redeemed at our option, commencing four years from the issuance date at a price per share of $10,000 plus accrued but unpaid dividends (the “Series H Liquidation Value”), or, at a price per share of : (x) 127% of the Series H Liquidation Value if redeemed on or after the first anniversary but prior to the second anniversary of the initial issuance date, (y) 118% of the Series H Liquidation Value if redeemed on or after the second anniversary but prior to the third anniversary of the initial issuance date, and (z) 109% of the Series H Liquidation Value if redeemed on or after the third anniversary but prior to the fourth anniversary of the initial issuance date.
     On May 10, 2010, we issued and sold 200 shares of Series H preferred stock to The Quercus Trust for an aggregate $2,000,000. As part of the transaction, The Quercus Trust received a warrant to purchase 22,500,000 shares of the Company’s common stock at an exercise price of $0.12 per share.
     On June 4, 2010, we entered into a Series I Preferred Stock Purchase Agreement, pursuant to which The Quercus Trust purchased 100 shares of the Company’s Series I preferred stock, par value $0.01 per share , at $100 per share, for an aggregate purchase price of $10,000. On June 4, 2010, in connection with the sale of Series I preferred shares, we filed a certificate of designations for the Series I preferred shares. Pursuant to the Series I certificate of designations, (i) for so long as the beneficial ownership of the holders of a majority of the Series I preferred shares does not fall below 10% of the then outstanding shares of common stock (on a fully-diluted basis), the holders of a majority of the Series I preferred shares shall have the exclusive right to elect two directors to the Company’s Board of Directors, and (ii) for so long as the beneficial ownership of the holders of a majority of the Series I preferred shares is between 5% and 10% of the then outstanding shares of common stock (on a fully-diluted basis), the holders of a majority of the Series I preferred shares shall have the exclusive right to elect one director to the Company’s Board of Directors. If at any time the beneficial ownership of the holders of a majority of the Series I preferred shares falls below 5% of the then outstanding shares of common stock (on a fully diluted basis), the Series I preferred shares shall automatically be converted into shares of the Company’s common stock. The Series I preferred shares shall have no other voting rights with respect to any other matters or proceedings of the Company.
     On June 25, 2010, we entered into a Series H Preferred Stock Purchase Agreement pursuant to which The Quercus Trust agreed to purchase, in the event of the death of David Gelbaum on or before December 31, 2010 (the ‘Triggering Event”), 1,000 shares of the Company’s Series H preferred stock, par value $0.01 per share, at $10,000 per share, for an aggregate purchase price of $10,000,000. In connection with this purchase the Company would also issue to The Quercus Trust a warrant to purchase $13,500,000 worth of shares of the Company’s common stock at an exercise price equal to the closing price of the Company’s common stock on the day prior to the issuance of the warrant. In addition to the occurrence of the Triggering Event, the issuance of the Series H preferred shares is also contingent upon the receipt by The Quercus Trust of life insurance proceeds in the amount of $10,000,000. In exchange for entering into the purchase agreement, the Company paid to The Quercus Trust a commitment fee of $100,000 which was paid by the Company through the issuance of 10 shares of Series H preferred stock to The Quercus Trust along with a warrant to acquire 843,750 shares of the Company’s common stock at an exercise price of $0.16 per share. While the Company is not aware of any facts or circumstances to suggest that Mr. Gelbaum is ill or that the Triggering Event may occur, it is the Company’s understanding that The Quercus Trust has entered into this purchase agreement in an effort to continue its support of the Company should Mr. Gelbaum die on or before December 31, 2010.
Note (14) Supplemental Disclosure of Cash Flow Information

	Six Months Ended June 30,
	2010	2009
Conversion of Series C 6% Convertible Preferred Stock	$—	$170
Note (15) Subsequent Events
     On August 4, 2010, the Company held its Annual Meeting of Stockholders (“Annual Meeting”). At the Annual Meeting, the Company’s stockholders approved the Amended and Restated 1999 Stock Plan (the “Restated Plan”). The Company’s Board of Directors approved the Restated Plan on May 26, 2010, subject to stockholder approval. The Restated Plan, among other things, increases the number of shares of common stock issuable under the Stock Plan from 80,000,000 to 130,000,000 shares. The company’s stockholders also approved the Company’s Amended and Restated Certificate of Incorporation to increase the number of shares of common stock the company is authorized to issue from 610,000,000 to 980,000,000 shares and to make certain other administrative and conforming changes.
     On August 6, 2020 we commenced the previously announced offering of subscription rights to acquire an aggregate of up to 37,500,000 shares of our common stock. Under the terms of the rights offering and subject to applicable law, we distributed, at no charge, to the holders of record as of 5:00 p.m., New York City time, on August 4, 2010 (the “Record Date”) of its common stock, transferrable subscription rights (each a “Right” and collectively “Rights”) to purchase additional shares of our common stock. Holders of our common stock as of the Record Date received one Right for each share of common stock owned on the Record Date. Each right is exercisable to purchase 0.1166 shares of common stock at a subscription price of $0.08 per share. We will not issue fractional rights or shares; if applicable, fractional shares of common stock resulting from the exercise of the Rights will be eliminated by rounding down to the nearest whole share. The Rights terminates and the rights offering will expire at 5:00 p.m., New York City time, on September 20, 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management Overview
     In January 2010, we launched our patented, state-of-the-art tubular skylight that we believe provides superior light output and optical efficiency for commercial and green building initiatives. We did not generate any revenue in the first six months of 2010 nor do we expect to have significant revenues in 2010.
     Our primary focus continues to be on developing and commercializing our state-of-the-art concentrating photovoltaic (“CPV”) products that can provide electricity in the short term and potentially both electricity and heat in the long term. We believe that providing electricity only and electricity and hot water will give customers energy solutions that are more efficient and cost-effective.
     During the first quarter of 2010, changing market conditions led us to select our electricity only product SolarVolt™ CPV module as the top priority in our CPV power products business. Compared to our previous generations of terrestrial CPV technology, SolarVolt™ CPV offers substantial benefits in weight, volume, manufacturing scalability, durability, and cost-effectiveness. We plan to begin independent certification testing of SolarVolt™ in late summer of 2010, and we hope to have a certified product ready for commercialization in the first half of 2011 to address the rapidly growing photovoltaic market. We may follow SolarVolt™ with a new and improved version of ThermaVolt™, our electricity and hot water product.
     We believe that the long term prospects for solar technologies are very good in light of reductions in the cost of solar energy, volatile prices for non-renewable energy sources such as oil and natural gas, current and anticipated federal and state legislation regulating carbon emissions and the use of fossil fuels, and government incentives for solar energy (both electric and thermal). We believe that we have the technology, skills and experience necessary to become a market leader in the CPV industry.
RESULTS OF OPERATIONS—QUARTER ENDED JUNE 30, 2010 COMPARED TO QUARTER ENDED JUNE 30, 2009(Amounts are rounded to the nearest thousand)
     Our results of operations for the quarter ended June 30, 2010 are not comparable with the prior period because during the first quarter of 2009, we decided to transition from the flat-plate solar installation business and suspend manufacturing start-up activities associated with first generation CPV products.
Revenues:
     Total Revenues for the quarter ended June 30, 2010 amounted to $30,000 compared to $150,000 in the same period in 2009. The decline in revenues reflected the Company’s decision to transition from the flat-plate solar installation business to the CPV business. Revenues for the quarter ended June 30, 2010 were related to the Company’s services for operations and management. All contract revenue was generated by domestic projects.
Cost of Revenues:
     Total Cost of Revenue for the quarter ended June 30, 2010 amounted to $15,000 compared to $139,000 in the same period of 2009. The $139,000 was primarily due to manufacturing operations impairment charges for the three months ended June 30, 2009.
Operating Expenses:
     Selling, General and Administrative Expenses (SG&A) for the quarter ended June 30, 2010, amounted to $3,272,000 compared to $1,763,000 in the comparable 2009 period, an increase of $1,509,000. The change in SG&A expenses resulted primarily from the following:
•	Professional fees decreased $39,000 compared to the prior year period due to a legal settlement in 2009 and no such cost in the same period of 2010.

•	Wages and benefits decreased $807,000 compared to the prior year period due to headcount reductions.

•	Bad debt recovery decreased $861,000 due to a customer’s ability to secure financing for an outstanding accounts receivable that had been reserved through the allowance for doubtful accounts during the 2009 first quarter.

•	Share-based compensation increased $1,541,000 compared to the prior year due to an increase in stock option activity in 2010.

     Research and Development (R&D) Expenses for the quarter ended June 30, 2010 consists primarily of 1) salary expense for internal personnel and personnel-related costs as well as external consultants and contractors, 2) prototype and related material costs for product development, and 3) other product development testing costs. R&D expenditures are critical to the Company’s strategic objective of enhancing its technology to meet the requirements of its targeted customers. The Company expects to increase its current level of expenditures for R&D on a going-forward basis. R&D expenses incurred in the quarter ended June 30, 2010 totaled $738,000 compared to $1,964,000 in the prior year period.
     Depreciation and Amortization for the quarter ended June 30, 2010, was $744,000, compared to $719,000 in the prior year period.
Loss from Operations:
     In the quarter ended June 30, 2010, the Company incurred a loss from operations of $4,739,000, an increase of $304,000 from the $4,435,000 loss during the same period in 2009. The higher loss from operations during the period was due to an increase in share-based compensation expenses partially offset by a decrease in R&D..
Other income (expense):
     In the quarter ended June 30, 2010, other income (expense) amounted to $29,000 of expenses primarily due to the sale of obsolete and scrap inventory and equipment during the period, compared to $58,000 of interest income in the quarter ended June 30, 2009.
Net Loss:
     In the quarter ended June 30, 2010, the Company incurred a net loss of $4,768,000 an increase of $391,000 from the $4,377,000 loss for the comparable period in 2009 due to the explanations above.
RESULTS OF OPERATIONS — FOR THE SIX MONTHS ENDED JUNE 30, 2010 COMPARED TO SIX MONTHS ENDED JUNE 30, 2009 (Amounts are rounded to the nearest thousand)
     Our results of operations for the first six months of 2010 are not comparable with the prior period because during the first quarter of 2009, we decided to transition from the flat-plate solar installation business and suspend manufacturing start-up activities associated with an earlier generation CPV products.
Revenues:
     Total Revenues for the six months ended June 30, 2010 amounted to $45,000 compared to $2,113,000 in the same period in 2009. The decline in revenues reflects the Company’s decision to transition from the flat-plate solar installation business to the CPV business. Revenues for the quarter ended June 30, 2010 were related to the Company’s services for operations and management of PV Systems. All contract revenue was generated by domestic projects.
Cost of Revenues:
     Total Cost of Revenue for the six months ended June 30, 2010 amounted to $45,000 compared to $8,560,000 in the same period of 2009. The $8,560,000 was primarily due to the manufacturing operations impairment charges for the six months ended June 30, 2009.
     Manufacturing Operations Impairment consists of non-cash charges for the following: manufacturing equipment recorded in the amount of $4,128,000; leasehold improvements at our manufacturing facility in the amount of $338,000; and an inventory write-down of $2,502,000 subsequent to the Company’s announcement that it had indefinitely suspended manufacturing as of March 30, 2009. No similar impairment charges were recorded in the first six-month period of 2010.
Operating Expenses:
     Selling, General and Administrative Expenses (SG&A) for the six months ended June 30, 2010, amount to $7,530,000, compared to $10,468,000 in the first six months of 2009, a decrease of $2,938,000. The change in SG&A expenses resulted primarily from the following:
•	Share-based compensation costs increased to $3,334,000 versus $1,455,000 in the prior year period.

•	Wages and benefits decreased $2,926,000 compared to the prior year period due to headcount reductions.

•	An impairment charge of $309,000 compared to $349,000 for the same period in 2009.

•	Increases in SG&A expenses were partially offset by reductions in professional fees, travel expenses, facilities and marketing expenses of $1,933,000 from the same period in 2009.
     Depreciation and Amortization for the six months ended June 30, 2010, was $1,495,000, compared to $1,459,000 for the same period in 2009.
     Research and Development Expenses for the first six months of 2010 consists primarily of 1) salary expense for internal personnel and personnel-related costs, 2) prototype costs to improve for product development, and 3) other product development testing costs. Research and development expenses incurred in the six months ended June 30, 2010 totaled $2,058,000 compared to $2,175,000 in the first six months of 2009. The Company expects its research and development costs to increase on an annual basis.
Loss from Operations:
     In the six months ended June 30, 2010, the Company incurred a loss from operations of $11,083,000, a decrease of $9,466,000 compared to the $20,549,000 loss during the same period in 2009. A significant portion of this difference is due to the non-cash impairment charges of $6,968,000 were recorded during the first six months of 2009 due to the indefinite suspension of manufacturing start-up activities announced in March 2009.
Net Loss:
     In the six months ended June 30, 2010, the Company incurred a net loss of $11,059,000 a decrease of $9,408,000 over the $20,467,000 loss for the comparable period in 2009. The decrease in the loss amount is described in loss from operations above.
LIQUIDITY AND CAPITAL RESOURCES
     Cash Flows
     At June 30, 2010, Entech Solar, Inc.’s (“Entech Solar”, the “Company”, “we”, “us” and “our”) current ratio was 1.6 and working capital was $1.5 million compared to December 31, 2009, with a current ratio of 0.63 and a working capital deficit of ($1.4 million). As of June 30, 2010, we had approximately $3.3 million in cash and cash equivalents compared to $2.0 million at December 31, 2009. Net cash used in operating activities for the six months ended June 30, 2010 was $6.2 million compared to $7.0 million used in operations for the same period in 2009. Net cash used in operating activities for the six months ended June 30, 2010 was primarily the result of our net loss of $11.1 million, offset by non-cash charges primarily consisting of share-based compensation costs ($3.3 million), depreciation and amortization expenses ($1.5 million).
     During the six months ended June 30, 2010, there was $28,000 provided by investing activities compared to $28,000 in the same period in 2009. Net cash provided by financing activities in the six months ended June 30, 2010, totaled $7.5 million compared to $3.1 million in the six months ended December 31, 2009.
Future Operating Requirements
     We have historically financed operations and met capital expenditures requirements primarily through sales of capital stock and solar system equipment sales. Management plans to continue to raise funds through the sale of capital stock.
     Since December 31, 2009, we have secured additional funding through common stock and preferred stock agreements with The Quercus Trust totaling approximately $7.0 million and have entered into a preferred stock agreement with Socius Capital Group, LLC for up to $5 million in capital over the next two years, subject to the terms and conditions described below.
     On February 19, 2010, we entered into a preferred stock purchase agreement with Socius. This agreement contemplates that we will sell up to 500 shares of our Series G preferred stock, in one or more tranches at a purchase price of $10,000 per share, for an aggregate issue price of up to $5 million. In addition we issued to Socius a warrant to acquire 40,909,091 shares of our common stock. With each tranche, Socius will vest in five-year warrants to purchase shares of our common stock equal to 135% of the tranche amount. The exercise price of the warrants will equal the closing bid price of our common stock on the date we provide notice of a tranche to Socius. Funding under the agreement with Socius is subject to the satisfaction of a number of conditions, including the effectiveness of a registration statement that we filed with the Securities and Exchange Commission relating to Socius’ potential sale of the common stock underlying the warrants. Under the terms of the purchase agreement, we issued to Socius 3,000,000 shares of our common stock as payment for a commitment fee of $250,000. On July 26, 2010, we withdrew the registration statement in an effort to focus our resources on completing our rights offering. Once the rights offering is completed, we will reassess the Socius registration statement to determine how to best move forward with the financing transaction.
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
     On May 10, 2010, we issued and sold 200 shares of Series H preferred stock to The Quercus Trust for an aggregate $2,000,000 in cash to The Quercus Trust. As part of the transaction, The Quercus Trust received a warrant to purchase 22,500,000 shares of the Company’s common stock at an exercise price of $0.12 per share.
     On June 25, 2010, we entered into a Series H Preferred Stock Purchase Agreement, pursuant to which The Quercus Trust agreed to purchase, in the event of the death of David Gelbaum on or before December 31, 2010 (the ‘Triggering Event”), 1,000 shares of the Company’s Series H preferred stock, par value $0.01 per share, at $10,000 per share, for an aggregate purchase price of $10,000,000. In connection with this purchase the Company would also issue to The Quercus Trust a warrant to purchase $13,500,000 worth of shares of the Company’s common stock at an exercise price equal to the closing price of the Company’s common stock on the day prior to the issuance of the warrant. In addition to the occurrence of the Triggering Event, the issuance of the Series H preferred shares is also contingent upon the receipt by The Quercus Trust of life insurance proceeds in the amount of $10,000,000. In exchange for entering into the purchase agreement, the Company paid to The Quercus Trust a commitment fee of $100,000 which was paid by the Company through the issuance of 10 shares of Series H preferred stock to The Quercus Trust along with a warrant to acquire 843,750 shares of the Company’s common stock at an exercise price of $0.16 per share. While the Company is not aware of any facts or circumstances to suggest that Mr. Gelbaum is ill or that the Triggering Event may occur, it is the Company’s understanding that The Quercus Trust has entered into the purchase agreement in an effort to continue its support of the Company should Mr. Gelbaum die on or before December 31, 2010.
     Presently, with no further financing, we anticipate to run out of funds at the end of 2010. If we are unable to raise additional financing, we could be required to further reduce our spending plans, further reduce our workforce, license our others products or technologies that we would otherwise seek to commercialize ourselves and/or sell certain assets. We may even be forced to discontinue operations. There can be no assurance that we can obtain financing, if at all, on terms acceptable to us.
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
Forward-Looking Statements
     This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Securities Exchange Act of 1934 and the Securities Act of 1933, which are subject to risks, uncertainties and assumptions that are difficult to predict. All statements in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. These forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation

Reform Act of 1995. The forward-looking statements include statements, among other things, concerning our business strategy, including anticipated trends and developments in and management plans for our business and the markets in which we operate; future financial results, operating results, revenues, gross profit, operating expenses, products, projected costs and capital expenditures; sources of capital and management’s expectations regarding future capital resources; research and development programs; product launches; sales and marketing expectations; and competition. In some cases, you can identify these statements by forward-looking words, such as “estimate”, “expect”, “anticipate”, “project”, “plan”, “intend”, “believe”, “forecast”, “foresee”, “likely”, “may”, “should”, “goal”, “target”, “might”, “will”, “could”, “predict” and “continue”, the negative or plural of these words and other comparable terminology. Our forward-looking statements are only predictions based on our current expectations and our projections about future events. All forward-looking statements included in this Quarterly Report on Form 10-Q are based upon information available to us as of date hereof. You should not place undue reliance on these forward-looking statements. We undertake no obligation to update any of these forward-looking statements for any reason, except as required by law. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these statements. These factors include the matters discussed in the section entitled “Item 1A: Risk Factors” in Part I of our Annual Report on Form 10-K. You should carefully consider the risks and uncertainties described under that section.
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
Entech Solar, Inc.
(Registrant)

By:	/s/ DAVID GELBAUM David Gelbaum Chief Executive Officer	Date: August 16, 2010
By:	/s/ CHARLES MICHEL Charles Michel Chief Financial Officer	Date: August 16, 2010

INDEX TO EXHIBITS

Exhibit
Number	Description
31.1	Certification by the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.