Form 10-Q
period 2010-09-30
ENTECH SOLAR, INC.
filed 2010-11-05
CIK 811271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 1, 2010, the Registrant had 350,549,810 shares of Common Stock, $0.001 par value per share outstanding.

ENTECH SOLAR, INC.

FORM 10-Q

PART I

Item 1.    Financial Statements

ENTECH SOLAR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2010	December 31, 2009
	(UNAUDITED)
Assets
Current assets:
Cash	$1,772	$1,952
Accounts receivable—trade, net of allowance	27	22
Inventory (net of reserve of $337 and $2,272 at September 30, 2010 and December 31, 2009, respectively)	240	267
Costs and estimated earnings/losses in excess of billings	—	35
Prepaid expenses and deposits	559	125

Total current assets	2,598	2,401
Property and equipment, net	2,205	2,983

Intangible and other assets:
Other intangible assets, net	17,906	19,695
Goodwill	19,196	19,196
Other deposits	374	384

Total Assets	$42,279	$44,659

Liabilities, Convertible Redeemable Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$2,345	$2,301
Series D Preferred stock warrants	—	1,394
Billings in excess of costs and estimated earnings/losses	—	94

Total current liabilities	2,345	3,789
Other	86	129

Total liabilities	2,431	3,918

Convertible redeemable preferred stock:
Series D convertible redeemable preferred stock	—	11,180

Stockholders’ equity:
Preferred stock, $.01 par value authorized 10,000,000; issued and outstanding:
Series B 7% convertible—611,111 shares, liquidation preference $550	—	6
Series D convertible redeemable preferred stock—4,892,857 shares	49	—
Series G—150 shares	—	—
Series H—230 shares	—	—
Series I—100 shares	—	—
Common stock, $.001 par value; authorized 980,000,000 shares, 334,779,890 and 277,485,359 issued at September 30, 2010 and December 31, 2009, respectively; 334,752,022 and 277,457,491 shares outstanding at September 30, 2010 and December 31, 2009, respectively	335	277
Additional paid-in capital	198,445	173,852
Accumulated deficit	(158,686)	(144,395)
Treasury stock, 27,868 shares, at cost	(39)	(39)
Noncontrolling interest	(256)	(140)

Total Stockholders’ Equity	39,848	29,561

Total Liabilities, Convertible Redeemable Preferred Stock and Stockholders’ Equity	$42,279	$44,659

See accompanying notes to consolidated financial statements.

ENTECH SOLAR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Contract	$—	$49	$—	$1,296
Equipment and Services	128	26	173	170
Related party	—	—	—	597
Related party—Former Chairman	—	—	—	125

Total revenues	128	75	173	2,188

Cost of Revenues:
Contract	—	110	—	862
Equipment and Services	14	(38)	59	59
Related party	—	—	—	601
Related party—Former Chairman	—	—	—	142
Manufacturing operations impairment	—	—	—	6,968

Total cost of revenues	14	72	59	8,632

Gross Profit (Loss):
Contract	—	(61)	—	434
Equipment and Services	114	64	114	111
Related party	—	—	—	(4)
Related party—Former Chairman	—	—	—	(17)
Manufacturing operations impairment	—	—	—	(6,968)

Total gross profit (loss)	114	3	114	(6,444)

Operating Expenses:
Selling, general and administrative expenses	2,035	2,515	9,565	12,983
Depreciation and amortization	741	720	2,236	2,179
Research and development expenses	677	1,653	2,735	3,828

Total operating expenses	3,453	4,888	14,536	18,990

Loss from Operations	(3,339)	(4,885)	(14,422)	(25,434)
Other income (expense)	(9)	90	15	172

Net Loss	(3,348)	(4,795)	(14,407)	(25,262)
Net Loss attributable to noncontrolling interest	(30)	(58)	(116)	(254)

Net Loss attributable to Entech Solar, Inc.	$(3,318)	$(4,737)	$(14,291)	$(25,008)

Net Loss attributable to Entech Solar, Inc. per Common Share (Basic and Diluted)	$(0.01)	$(0.02)	$(0.05)	$(0.11)

Weighted Average Common Shares Outstanding used in Per Share Calculation (Basic and Diluted)	322,394	239,127	313,827	238,144

See accompanying notes to consolidated financial statements.

ENTECH SOLAR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2010	2009
Operating activities:
Net loss	$(14,407)	$(25,262)

Adjustments to reconcile net cash used in operating activities:
Share-based compensation cost	3,974	1,630
Depreciation and amortization expenses	2,236	2,179
Issuance of stock in lieu of rent	47	—
Issuance of stock in lieu of severance agreement	8	169
Issuance of stock in lieu of interest	12	—
Issuance of restricted stock	—	50
Impairment on leasehold improvements	309	349
Manufacturing operations impairment	—	6,968
Accrued losses on contracts	—	(100)
Loss on disposal of assets	—	17
Provision for doubtful accounts	—	106
Changes in assets and liabilities:
Accounts receivable	(5)	1,613
Rebates receivable	—	115
Inventory	27	597
Escrow funds relating to contract performance	—	1,289
Costs and estimated earnings/losses in excess of billings	35	2,578
Prepaid expenses and deposits	(74)	650
Accounts payable and other accrued expenses	1	(1,281)
Billings in excess of costs and estimated earnings/losses	—	(666)
Customer deposits—related party	(94)	(1,023)

Net Cash (Used in) Operating Activities	(7,931)	(10,022)

Investing activities:
Sale of property and equipment, net	22	43

Net Cash Provided by Investing Activities	22	43

Financing Activities:
Proceeds from exercise of warrants and stock options	—	179
Proceeds from issuance of preferred stock	3,710	—
Proceeds from related party stock purchase agreement	3,245	—
Proceeds from issuance of promissory note-related party	500	2,000
Proceeds from related party stock purchase agreement	—	426
Proceeds from rights offering, net	274	—

Net Cash Provided by Financing Activities	7,729	2,605

Net (Decrease) in cash	(180)	(7,374)

Cash, Beginning of period	1,952	12,169

Cash, End of period	$1,772	$4,795

See accompanying notes to consolidated financial statements.

ENTECH SOLAR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands)

	Entech Solar, Inc. Shareholders
	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury		Noncontrolling Interest	Total
	Shares	Par Value	Shares	Par Value			Shares	Stock
Balance, December 31, 2009	611	$6	277,486	$277	$173,852	$(144,395)	28	$(39)	$(140)	$29,561

Stock issued in lieu of commitment fee	—	—	3,000	3	247	—	—	—	—	250
Stock issued in lieu of severance agreement	—	—	100	—	8	—	—	—	—	8
Stock issued in lieu of rent	—	—	588	1	46	—	—	—	—	47
Stock issued in lieu of repayment of related party note payable	—	—	5,123	5	507	—	—	—	—	512
Share-based employee compensation cost	—	—	—	—	3,974	—	—	—	—	3,974
Proceeds from related party stock purchase agreement	—	—	40,562	41	3,204	—	—	—	—	3,245
Expiration of Series B preferred stock	(611)	(6)	—	—	6	—	—	—	—	—
Reclassification of Series D preferred stock and warrants	4,893	49	—	—	12,525	—	—	—	—	12,574
Proceeds from Series G preferred stock	—	—	—	—	1,500	—	—	—	—	1,500
Proceeds from Series H preferred stock	—	—	—	—	2,300	—	—	—	—	2,300
Proceeds from Series I preferred stock	—	—	—	—	10	—	—	—	—	10
Proceeds from Rights Offering, net	—	—	7,921	8	266	—	—	—	—	274
Net loss	—	—	—	—	—	(14,291)	—	—	(116)	(14,407)

Balance, September 30, 2010	4,893	$49	334,780	$335	$198,445	$(158,686)	28	$(39)	$(256)	$39,848

See accompanying notes to consolidated financial statements.

ENTECH SOLAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note (1)    Liquidity and Capital Resources

At September 30, 2010, Entech Solar, Inc.’s (“Entech Solar”, the “Company”, “we”, “us” and “our”) current ratio was 1.1 and working capital was $253,000 compared to December 31, 2009, with a current ratio of 0.63 and a working capital deficit of ($1.4 million). As of September 30, 2010, we had approximately $1.8 million in cash compared to $2.0 million at December 31, 2009. Net cash used in operating activities for the nine months ended September 30, 2010 was $8.0 million compared to $10.0 million used in operations for the same period in 2009. Net cash used in operating activities for the nine months ended September 30, 2010 was primarily the result of our net loss of $14.4 million, offset by non-cash charges primarily consisting of share-based compensation costs ($4.0 million), depreciation and amortization expenses ($2.2 million).

During the nine months ended September 30, 2010, there was $22,000 provided by investing activities compared to $43,000 in the same period in 2009. Net cash provided by financing activities in the nine months ended September 30, 2010, totaled $7.7 million compared to $3.1 million in the trailing nine months ended December 31, 2009.

The Company has historically financed operations and met capital expenditure requirements primarily through issuances of capital stock and borrowings and through solar system equipment sales. The Company is not currently marketing solar system equipment and does not anticipate marketing such equipment until fiscal 2011.

Presently, with no further financing, we anticipate that we will run out of funds at or near the end of 2010. If we are unable to raise additional financing, we could be required to further reduce our spending plans, further reduce our workforce, license to others our products or technologies that we would otherwise seek to commercialize ourselves and/or sell certain assets. We may even be forced to discontinue operations. There can be no assurance that we can obtain financing, if at all, on terms acceptable to us.

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

Note (2)    Summary of Significant Accounting Policies

Basis of Presentation

The foregoing consolidated financial statements are unaudited and have been prepared from the books and records of the Company. In our opinion, all normal and recurring adjustments necessary for a fair presentation of the financial position of the Company as of September 30, 2010 and the results of operations and cash flows for the nine months ended September 30, 2010 and 2009 have been made in conformity with generally accepted accounting principles. The results of operations for the nine months ended September 30, 2010 may not be indicative of expected results of operations for the year ending December 31, 2010. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited Consolidated Financial Statements of the Company included in its Form 10-K for the year ended December 31, 2009.

Fair Value of Financial Instruments

The carrying value of accounts receivable, accounts payable, and accrued expenses approximate their respective fair values due to their short term nature.

Reclassifications

Certain prior year balances have been reclassified to conform to current year presentation.

Note (3)    Property and Equipment

Property and equipment consist of the following at September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010	December 31, 2009
Machinery and equipment	$5,635	$5,657
Impairment of machinery and equipment	(4,115)	(4,131)
Vehicles	4	60
Computers	730	727
Leasehold improvements	2,266	2,266
Impairment on leasehold improvements	(997)	(688)

	3,523	3,891
Less accumulated depreciation and amortization	(1,318)	(908)

Property and equipment, net	$2,205	$2,983

Depreciation expense for the three and nine months ended September 30, 2010 was approximately $144,000 and $446,000, respectively, as compared to the same periods in 2009 of $95,000 and $304,000, respectively.

During the first quarter of 2010, the Company recorded an impairment to leasehold improvements for the Company’s Ewing, New Jersey facility in the amount of approximately $309,000. This impairment was recorded to reflect the Company’s intention to vacate the facility.

Note (4)    Intangible Assets

Intangible assets are listed below with associated accumulated amortization as of September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010	December 31, 2009
ENTECH trademark	$1,600	$1,600
ENTECH technology	23,750	23,750
Impairment on ENTECH technology	(863)	(863)
Accumulated amortization	(6,581)	(4,792)

Intangible assets, net	$17,906	$19,695

Amortization expenses for the three and nine months ended September 30, 2010 were approximately $597,000 and $1,790,000, respectively, compared to approximately $625,000 and $1,875,000, respectively, for the same periods in 2009.

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

	Nine Months Ended September 30,
	2010	2009
Beginning balance	$835	$832
Warranty accruals	—	27
Warranty costs incurred	(48)	(14)

Ending balance	$787	$845

The product warranty accrual is included in Accounts Payable and Accrued Expenses in the Company’s Consolidated Balance Sheets.

Note (6)    Preferred Stock

The holders of the Series B preferred shares failed to convert to shares of our common stock in accordance with the terms of the Series B preferred stock certificate of designation, and the conversion rights expired on September 8, 2003. It is our position that the obligation for the payment of dividends on such shares also terminated on that date. Therefore, as of September 30, 2010, the Company determined that it had no further obligations outstanding related to the 611,111 shares of Series B 7% convertible preferred stock. Accordingly, the Company reclassified the amounts related to the Series B 7% convertible preferred stock to Additional Paid-in Capital.

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

On February 19, 2010, we entered into a preferred stock purchase agreement with Socius Capital Group, LLC (“Socius”). This agreement contemplates that we will sell up to 500 shares of our Series G preferred stock, in one or more tranches at a purchase price of $10,000 per share, for an aggregate issue price of up to $5 million. In addition we issued to Socius a warrant to acquire 40,909,091 shares of our common stock. With each tranche, Socius will vest in five-year warrants to purchase shares of our common stock equal to 135% of the tranche amount. The exercise price of the warrants will equal the closing bid price of our common stock on the date we provide notice of a tranche to Socius. Funding under the agreement with Socius is subject to the satisfaction of a number of conditions, including the effectiveness of a registration statement filed with the Securities and Exchange Commission relating to Socius’ potential sale of the common stock underlying the warrants. Under the terms of the purchase agreement, we issued to Socius 3,000,000 shares of our common stock as payment for a commitment fee of $250,000. On July 26, 2010, we withdrew our registration statement related to the Socius transaction in an effort to focus our resources on completing our rights offering. We currently are reassessing the Socius transaction to determine how to best move forward with the transaction. To date, we have received no proceeds from Socius.

On March 19, 2010, we sold 150 shares of Series G preferred stock for $1.5 million in cash to The Quercus Trust. As part of the transaction, we also issued to The Quercus Trust a warrant to purchase 11,911,764 shares of common stock with an exercise price of $0.17 per share. The warrants expire on the fifth anniversary of issuance.

See Note 13, Related Party Transactions, for additional preferred stock transactions.

Liquidation Preference

Upon liquidation, holders of the Series D convertible preferred stock will be entitled to the greater of (1) a per share amount equal to the original purchase price plus any dividends accrued but not paid and (2) the amount that the holder would receive in respect of a share of Series D convertible preferred stock if immediately prior to dissolution and liquidation, all shares of Series D convertible preferred stock were converted into shares of common stock. The liquidation preference of Series D convertible preferred stock at September 30, 2010 was $13,500,000.

Note (7)    Common Stock Transactions

Common stock transactions during the nine months ended September 30, 2010 consisted of the following:

	Shares	Price Per Share
Shares issued at December 31, 2009	277,485,359

Shares sold under related party stock purchase agreements	40,562,500	$0.08
Shares sold in connection with rights offering	7,920,644	$0.08
Stock issued in lieu of repayment of related party note payable	5,123,287	$0.10
Shares issued in lieu of commitment fee	3,000,000	$0.08
Shares issued in lieu of severance	100,000	$0.08
Shares issued for rent	588,100	$0.08

Shares issued during the nine months ended September 30, 2010	57,294,531

Shares issued at September 30, 2010	334,779,890

On August 4, 2010, we held our 2010 annual meeting of stockholders (the “Annual Meeting”). At the Annual Meeting, the Company’s stockholders approved the Amended and Restated 1999 Stock Plan (the “Restated Plan”). The Company’s Board of Directors approved the Restated Plan on May 26, 2010, subject to stockholder approval. The Restated Plan, among other things, increases the number of shares of common stock issuable under the Stock Plan from 80,000,000 to 130,000,000 shares.

On August 6, 2010, we commenced the offering of subscription rights to acquire an aggregate of up to 37,500,000 shares of our common stock. Under the terms of the rights offering and subject to applicable law, we distributed, at no charge, to the holders of record as of 5:00 p.m., New York City time, on August 4, 2010 (the “Record Date”) of our common stock, transferrable subscription rights (each a “Right” and collectively “Rights”) to purchase additional shares of our common stock. Holders of our common stock as of the Record Date received one Right for each share of common stock owned on the Record Date. Each right was exercisable to purchase 0.1166 shares of common stock at a subscription price of $0.08 per share. The Rights terminated and the rights offering expired at 5:00 p.m., New York City time, on September 20, 2010. Rights to purchase 7,920,644 shares of common stock were exercised for an aggregate purchase price of approximately $633,552 (net proceeds of $274,434 after related transaction costs).

Note (8)    Warrant Transactions

The Company uses the fair value method to account for transactions with non-employees in which warrants to exercise unregistered common shares are issued in consideration for extensions of short-term loans, commissions for debt and equity financing, and the provision of goods or services. The fair value of all warrants is calculated using the Black Scholes pricing model with the following assumptions: dividend yield of zero percent, expected volatility (calculated on a case by case situation), utilizing the current risk free interest rate, and an average term of 10 years. Warrants to purchase 42,877,097 common shares are exercisable immediately. Warrants to purchase 40,909,091 common shares relating to the Socius transaction are not excisable at this time. All warrants are exercisable into common stock only and do not include Series D preferred stock warrants.

Warrants to purchase 83,786,188 and 5,544,660 common shares were outstanding as of September 30, 2010 and December 31, 2009, respectively.

Note (9)    Share-Based Compensation

Share-based compensation expense for the three months ended September 30, 2010 and 2009 was approximately $640,000 and $175,000, respectively, compared to $3,974,000 and $1,630,000 for the nine months ended September 30, 2010 and 2009, respectively. This expense is presented as part of the operating results in Selling, General and Administrative expenses.

Note (10)    Net Loss per Common Share

Basic loss per share includes no dilution and is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. As presented, the Company’s basic and diluted net loss per share attributable to common stockholders is based on the weighted average number of common shares outstanding during the period. The calculation of diluted net loss per common share for the three and nine months ended September 30, 2010 and 2009 does not include other potential common shares, including shares issuable upon exercise of options, warrants and conversion rights, since their effect would be anti-dilutive due to the Company’s losses. Below is a table of the potential issuable shares as of September 30, 2010 and 2009, respectively:

	September 30, 2010	September 30, 2009
Common stock warrants	83,786,188	5,773,326
Stock options	88,401,511	29,535,710
Preferred stock conversion rights	66,290,766	54,590,121

Total	238,478,465	89,899,157

Note (11)    Commitments and Guarantees

The Company’s commitments as of September 30, 2010, for the years 2010 through 2014 and thereafter are summarized below:

(In thousands)	2010	2011	2012	2013	2014	Thereafter	Total
Employment obligations	$65	$—	$—	$—	$—	$—	$65
Renewable energy credit guarantee obligations	15	60	60	—	—	—	135
Operating lease payments	208	839	842	852	816	1,906	5,463

Total	$288	$899	$902	$852	$816	$1,906	$5,663

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

On February 5, 2010, the Company announced that David Gelbaum, Chairman and Trustee of The Quercus Trust, a major shareholder of the Company, became Chief Executive Officer, replacing Dr. Frank W. Smith, who had served as the Company’s CEO since March 2008.

On April 30, 2010, we issued and sold to The Quercus Trust of 20 shares of Series H preferred stock for $200,000. As part of the investment transaction, The Quercus Trust received a warrant to purchase 2,076,923 shares of the Company’s common stock at an exercise price of $0.13 per share.

On April 30, 2010, we filed a certificate of designations for the Series H preferred stock. Pursuant to the Series H certificate of designations, the Series H preferred stock shall, with respect to dividend rights, rights upon liquidation, winding-up or dissolution, rank: (i) senior to our common stock, and any other class or series of our preferred stock other than our Series D preferred stock and Series G preferred stock; and (ii) junior to all our existing and future indebtedness. In addition, the Series H preferred stock (i) shall accrue dividends at a rate of 10% per annum, payable in Series H preferred stock, (ii) shall not have voting rights, and (iii) may be redeemed at our option, commencing four years from the issuance date at a price per share of $10,000 plus accrued but unpaid dividends (the “Series H Liquidation Value”), or, at a price per share of: (x) 127% of the Series H Liquidation Value if redeemed on or after the first anniversary but prior to the second anniversary of the initial issuance date, (y) 118% of the Series H Liquidation Value if redeemed on or after the second anniversary but prior to the third anniversary of the initial issuance date, and (z) 109% of the Series H Liquidation Value if redeemed on or after the third anniversary but prior to the fourth anniversary of the initial issuance date.

On May 10, 2010, we issued and sold 200 shares of Series H preferred stock to The Quercus Trust for an aggregate $2,000,000. As part of the transaction, The Quercus Trust received a warrant to purchase 22,500,000 shares of the Company’s common stock at an exercise price of $0.12 per share.

On June 4, 2010, we entered into a Series I Preferred Stock Purchase Agreement, pursuant to which The Quercus Trust purchased 100 shares of the Company’s Series I preferred stock, par value $0.01 per share, at $100 per share, for an aggregate purchase price of $10,000. On June 4, 2010, in connection with the sale of Series I preferred shares, we filed a certificate of designations for the Series I preferred shares. Pursuant to the Series I certificate of designations, (i) for so long as the beneficial ownership of the holders of a majority of the Series I preferred shares does not fall below 10% of the then outstanding shares of common stock (on a fully-diluted basis), the holders of a majority of the Series I preferred shares shall have the exclusive right to elect two directors to the Company’s Board of Directors, and (ii) for so long as the beneficial ownership of the holders of a majority of the Series I preferred shares is between 5% and 10% of the then outstanding shares of common stock (on a fully-diluted basis), the holders of a majority of the Series I preferred shares shall have the exclusive right to elect one director to the Company’s Board of Directors. If at any time the beneficial ownership of the holders of a majority of the Series I preferred shares falls below 5% of the then outstanding shares of common stock (on a fully diluted basis), the Series I preferred shares shall automatically be converted into shares of the Company’s common stock. The Series I preferred shares shall have no other voting rights with respect to any other matters or proceedings of the Company.

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

On September 30, 2010, the Company and The Quercus Trust entered into a Stock Purchase Agreement, pursuant to which The Quercus Trust purchased 5,123,287 shares of our common stock, par value $0.001 per share, at a price of $0.10 per share, for an aggregate purchase price of approximately $512,000. The Quercus Trust acquired these shares of common stock and paid the purchase price through the cancellation of a promissory note due and payable by the Company to The Quercus Trust. At the time of cancellation and exchange, the amount of principal and accrued interest due and payable by the Company under the promissory note was approximately $512,000, which amount is equal to the purchase price paid for the common stock.

Note (14)    Supplemental Disclosure of Cash Flow Information

	Nine Months Ended September 30,
	2010	2009
Conversion of Series C 6% Convertible Preferred Stock	$—	$170
Stock issued in lieu of commitment fees	$350	$—

Note (15)    Subsequent Events

On October 12, 2010, we issued and sold to Chapman University, a California non-profit corporation, 15,797,788 shares of the Company’s common stock, par value $0.001 per share, at a price of $0.0633 per share, for an aggregate purchase price of $1,000,000.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT OVERVIEW

In January 2010, we launched our patented, state-of-the-art tubular skylight that we believe provides superior light output and optical efficiency for commercial and green building initiatives. We did not generate any significant revenue in the first nine months of 2010 nor do we expect to have significant revenues in the remainder of 2010.

Our primary focus continues to be on developing and commercializing our state-of-the-art concentrating photovoltaic (“CPV”) products that can provide electricity in the short term and potentially both electricity and heat in the long term. We believe that providing electricity only and electricity and hot water will give customers energy solutions that are more efficient and cost-effective.

During the first quarter of 2010, changing market conditions led us to select our electricity only product SolarVolt™ CPV module as the top priority in our CPV power products business. Compared to our previous generations of terrestrial CPV technology, SolarVolt™ CPV offers substantial benefits in weight, volume, manufacturing scalability, durability, and cost-effectiveness. In September 2010, we submitted SolarVolt™ for independent certification testing. This milestone is a key step in commercializing our latest CPV product designed to produce electricity for large commercial, industrial, government and utility applications. This key step places us on target to have a fully certified product for commercialization by mid-2011 to address the rapidly growing global photovoltaic market. This new Entech Solar product is protected by several issued and pending patents. We may follow SolarVolt™ with a new and improved version of ThermaVolt™, our electricity and hot water product.

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

RESULTS OF OPERATIONS—QUARTER ENDED SEPTEMBER 30, 2010 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2009 (Amounts are rounded to the nearest thousand)

Revenues:

Total Revenues for the quarter ended September 30, 2010 amounted to $128,000 compared to $75,000 in the same period in 2009. Low revenues in 2010 and 2009 reflect the Company’s decision in 2009 to transition from the flat-plate solar installation business to the CPV business. Revenues for the quarter ended September 30, 2010 were related to the Company’s services for operations and maintenance. All 2009 contract revenue was generated by domestic projects.

Cost of Revenues:

Total Cost of Revenue for the quarter ended September 30, 2010 amounted to $14,000 compared to $72,000 in the same period of 2009.

Operating Expenses:

Selling, General and Administrative Expenses (SG&A) for the quarter ended September 30, 2010, amounted to $2,035,000 compared to $2,515,000 in the comparable 2009 period, a decrease of $480,000. The change in SG&A expenses resulted primarily from the following:

•	Facilities cost decreased $142,000 compared to prior year due to the expiration of the Keller lease.

•	Wages and benefits decreased $605,000 compared to prior year due to headcount reductions

•	Reductions in professional fees, travel expenses, marketing expenses, insurance expenses and investor relations expenses of $183,000 from the same period in 2009.

•	Share-based compensation increased $464,000 compared to the prior year due to an increase in stock option activity in 2010.

Research and Development (R&D) Expenses for the quarter ended September 30, 2010 consisted primarily of 1) salary expense for internal personnel and personnel-related costs as well as external consultants and contractors, 2) prototype and related material costs for product development, and 3) other product development testing costs. R&D expenditures are critical to the Company’s strategic objective of enhancing its technology to meet the requirements of its targeted customers. R&D expenses incurred in the quarter ended September 30, 2010 totaled $677,000 compared to $1,653,000 in the prior year period, a decrease of $976,000 due to no R&D work being performed on ThermaVolt during 2010.

Depreciation and Amortization for the quarter ended September 30, 2010, was $741,000, compared to $720,000 in the prior year period.

Loss from Operations:

In the quarter ended September 30, 2010, the Company incurred a loss from operations of $3,339,000, a decrease of $1,546,000 from the $4,885,000 loss during the same period in 2009. The lower loss from operations during the period was due to a decrease in wages and R&D offset by an increase in share-based compensation expenses.

Other income (expense):

In the quarter ended September 30, 2010, other income (expense) amounted to $9,000 of expenses primarily due to the net loss on sale of obsolete and scrap inventory and equipment during the period, compared to $90,000 of income primarily due to a gain on the sale of obsolete inventory during the period in 2009.

Net Loss:

In the quarter ended September 30, 2010, the Company incurred a net loss of $3,348,000 a decrease of $1,446,000 from the $4,795,000 loss for the comparable period in 2009 due to the explanations above.

RESULTS OF OPERATIONS—FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2009 (Amounts are rounded to the nearest thousand)

Our results of operations for the first nine months of 2010 are not comparable with the prior period because during the first quarter of 2009, we decided to transition from the flat-plate solar installation business and suspend manufacturing start-up activities associated with an earlier generation of our CPV products.

Revenues:

Total Revenues for the nine months ended September 30, 2010 amounted to $173,000 compared to $2,188,000 in the same period in 2009. The decline in revenues reflects the Company’s decision to transition from the flat-plate solar installation business to the CPV business. Revenues for the nine months ended September 30, 2010 were related to the Company’s services for operations and maintenance of PV Systems. All 2009 contract revenue was generated by domestic projects.

Cost of Revenues:

Total Cost of Revenue for the nine months ended September 30, 2010 amounted to $59,000 compared to $8,632,000 in the same period of 2009. The $8,632,000 was primarily due to the manufacturing operations impairment charges for the nine months ended September 30, 2009.

Manufacturing Operations Impairment consists of non-cash charges for the following: manufacturing equipment recorded in the amount of $4,128,000; leasehold improvements at our manufacturing facility in the amount of $338,000; and an inventory write-down of $2,502,000 subsequent to the Company’s announcement that it had indefinitely suspended manufacturing as of March 30, 2009. No similar impairment charges were recorded in the first nine-month period of 2010.

Operating Expenses:

Selling, General and Administrative Expenses (SG&A) for the nine months ended September 30, 2010, amounted to $9,565,000, compared to $12,983,000 in the first nine months of 2009, a decrease of $3,418,000. The change in SG&A expenses resulted primarily from the following:

•	Share-based compensation costs increased to $3,974,000 versus $1,630,000 in the prior year period.

•	Wages and benefits decreased $3,532,000 compared to the prior year period due to headcount reductions.

•	An impairment charge of $309,000 compared to $349,000 for the same period in 2009.

•	Reductions in professional fees, travel expenses, facilities and marketing expenses of $2,148,000 from the same period in 2009.

Depreciation and Amortization for the nine months ended September 30, 2010, was $2,236,000, compared to $2,179,000 for the same period in 2009.

Research and Development Expenses for the first nine months of 2010 consists primarily of 1) salary expense for internal personnel and personnel-related costs, 2) prototype costs to improve our product development, and 3) other product development testing costs. Research and development expenses incurred in the nine months ended September 30, 2010 totaled $2,735,000 compared to $3,828,000 in the first nine months of 2009, a decrease of $1,093,000 due to no R&D work being performed on ThermaVolt during 2010. The Company expects its research and development costs to increase on an annual basis in the future.

Loss from Operations:

In the nine months ended September 30, 2010, the Company incurred a loss from operations of $14,422,000, a decrease of $11,012,000 compared to the $25,434,000 loss during the same period in 2009. A significant portion of this difference is due to the non-cash impairment charges of $6,968,000 recorded during the first nine months of 2009 due to the indefinite suspension of manufacturing start-up activities announced in March 2009, a decrease of $3,418,000 in SG&A and a decrease of $1,093,000 in R&D.

Net Loss:

In the nine months ended September 30, 2010, the Company incurred a net loss of $14,407,000 a decrease of $10,855,000 over the $25,262,000 loss for the comparable period in 2009. The decrease in the loss amount is described in loss from operations above.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

At September 30, 2010, our current ratio was 1.1 and working capital was $253,000 compared to December 31, 2009, with a current ratio of 0.63 and a working capital deficit of ($1.4 million). As of September 30, 2010, we had approximately $1.8 million in cash compared to $2.0 million at December 31, 2009. Net cash used in operating activities for the nine months ended September 30, 2010 was $8.0 million compared to $10.0 million used in operations for the same period in 2009. Net cash used in operating activities for the nine months ended September 30, 2010 was primarily the result of our net loss of $14.4 million, offset by non-cash charges primarily consisting of share-based compensation costs ($4.0 million), depreciation and amortization expenses ($2.2 million).

During the nine months ended September 30, 2010, there was $22,000 provided by investing activities compared to $43,000 in the same period in 2009. Net cash provided by financing activities in the nine months ended September 30, 2010, totaled $7.7 million compared to $3.1 million in the trailing nine months ended December 31, 2009.

Future Operating Requirements

We have historically financed operations and met capital expenditures requirements primarily through sales of capital stock and solar system equipment sales. Management plans to continue to raise funds through the sale of capital stock.

Since December 31, 2009, we have secured additional funding through common stock and preferred stock purchase agreements with The Quercus Trust totaling approximately $7.0 million and have entered into a preferred stock purchase agreement with Socius Capital Group, LLC for up to $5 million in capital over the next two years, subject to the terms and conditions described below.

On February 19, 2010, we entered into a preferred stock purchase agreement with Socius. This agreement contemplates that we will sell up to 500 shares of our Series G preferred stock, in one or more tranches at a purchase price of $10,000 per share, for an aggregate issue price of up to $5 million. In addition we issued to Socius a warrant to acquire 40,909,091 shares of our common stock. With each tranche, Socius will vest in five-year warrants to purchase shares of our common stock equal to 135% of the tranche amount. The exercise price of the warrants will equal the closing bid price of our common stock on the date we provide notice of a tranche to Socius. Funding under the agreement with Socius is subject to the satisfaction of a number of conditions, including the effectiveness of a registration statement that we filed with the Securities and Exchange Commission relating to Socius’ potential sale of the common stock underlying the warrants. Under the terms of the purchase agreement, we issued to Socius 3,000,000 shares of our common stock as payment for a commitment fee of $250,000. On July 26, 2010, we withdrew the registration statement in an effort to focus our resources on completing our rights offering. We currently are reassessing the Socius transaction to determine how to best move forward with the transaction. To date, we have received no proceeds from Socius.

On April 30, 2010, we filed the Series H certificate of designations. Pursuant to the Series H certificate of designations, the Series H preferred stock shall, with respect to dividend rights, rights upon liquidation, winding-up or dissolution, rank: (i) senior to our common stock, and any other class or series of our preferred stock other than our Series D preferred stock and Series G preferred stock; and (ii) junior to all our existing and future indebtedness. In addition, the Series H preferred stock (i) shall accrue dividends at a rate of 10% per annum, payable in Series H preferred stock, (ii) shall not have voting rights, and (iii) may be redeemed at our option, commencing 4 years from the issuance date at a price per share of $10,000 plus accrued but unpaid dividends (the “Series H Liquidation Value”), or, at a price per share of: (x) 127% of the Series H Liquidation Value if redeemed on or after the first anniversary but prior to the second anniversary of the initial issuance date, (y) 118% of the Series H Liquidation Value if redeemed on or after the second anniversary but prior to the third anniversary of the initial issuance date, and (z) 109% of the Series H Liquidation Value if redeemed on or after the third anniversary but prior to the fourth anniversary of the initial issuance date.

Also on April 30, 2010, we issued and sold 20 shares of Series H preferred stock for $200,000 in cash to The Quercus Trust. As part of the transaction, The Quercus Trust received a warrant to purchase 2,076,923 shares of the Company’s common stock at an exercise price of $0.13 per share.

On May 10, 2010, we issued and sold 200 shares of Series H preferred stock to The Quercus Trust for an aggregate $2,000,000. As part of the transaction, The Quercus Trust received a warrant to purchase 22,500,000 shares of the Company’s common stock at an exercise price of $0.12 per share.

On June 4, 2010, we entered into a Series I Preferred Stock Purchase Agreement, pursuant to which The Quercus Trust purchased 100 shares of the Company’s Series I preferred stock, par value $0.01 per share, at $100 per share, for an aggregate purchase price of $10,000. On June 4, 2010, in connection with the sale of Series I preferred shares, we filed a certificate of designations for the Series I preferred shares. Pursuant to the Series I certificate of designations, (i) for so long as the beneficial ownership of the holders of a majority of the Series I preferred shares does not fall below 10% of the then outstanding shares of common stock (on a fully-diluted basis), the holders of a majority of the Series I preferred shares shall have the exclusive right to elect two directors to the Company’s Board of Directors, and (ii) for so long as the beneficial ownership of the holders of a majority of the Series I preferred shares is between 5% and 10% of the then outstanding shares of common stock (on a fully-diluted basis), the holders of a majority of the Series I preferred shares shall have the exclusive right to elect one director to the Company’s Board of Directors. If at any time the beneficial ownership of the holders of a majority of the Series I preferred shares falls below 5% of the then outstanding shares of common stock (on a fully diluted basis), the Series I preferred shares shall automatically be converted into shares of the Company’s common stock. The Series I preferred shares shall have no other voting rights with respect to any other matters or proceedings of the Company.

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

On August 6, 2010, we commenced the offering of subscription rights to acquire an aggregate of up to 37,500,000 shares of our common stock. Under the terms of the rights offering and subject to applicable law, we distributed, at no charge, to the holders of record as of 5:00 p.m., New York City time, on August 4, 2010 (the “Record Date”) of our common stock, transferrable subscription rights (each a “Right” and collectively “Rights”) to purchase additional shares of our common stock. Holders of our common stock as of the Record Date received one Right for each share of common stock owned on the Record Date. Each right was exercisable to purchase 0.1166 shares of common stock at a subscription price of $0.08 per share. The Rights terminated and the rights offering expired at 5:00 p.m., New York City time, on September 20, 2010. Rights to purchase 7,920,644 shares of common stock were exercised for an aggregate purchase price of approximately $633,552 (net proceeds of $274,434 after related transaction costs).

Presently, with no further financing, we anticipate to run out of funds at or near the end of 2010. If we are unable to raise additional financing, we could be required to further reduce our spending plans, further reduce our workforce, license to others our products or technologies that we would otherwise seek to commercialize ourselves and/or sell certain assets. We may even be forced to discontinue operations. There can be no assurance that we can obtain financing, if at all, on terms acceptable to us.

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

Contractual Obligation and Commercial Commitments

See Note 11 of the Consolidated Financial Statements for information about contractual obligations and commercial commitments.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Securities Exchange Act of 1934 and the Securities Act of 1933, which are subject to risks, uncertainties and assumptions that are difficult to predict. All statements in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. These forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include statements, among other things, concerning our business strategy, including anticipated trends and developments in and management plans for our business and the markets in which we operate; future financial results, operating results, revenues, gross profit, operating expenses, products, projected costs and capital expenditures; sources of capital and management’s expectations regarding future capital resources; research and development programs; timing of commercialization and product launches; sales and marketing expectations; the impact of litigation; and competition. In some cases, you can identify these statements by forward-looking words, such as “estimate”, “expect”, “anticipate”, “project”, “plan”, “intend”, “believe”, “forecast”, “foresee”, “likely”, “may”, “should”, “goal”, “target”, “might”, “will”, “could”, “predict” and “continue”, the negative or plural of these words and other comparable terminology. All forward-looking statements included in this Quarterly Report on Form 10-Q are based only upon information available to us as of date hereof. You should not place undue reliance on these forward-looking statements. We undertake no obligation to update any of these forward-looking statements for any reason, except as required by law. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these statements. These factors include the matters discussed in the section entitled “Item 1A: Risk Factors” in Part I of our Annual Report on Form 10-K. You should carefully consider the risks and uncertainties described under that section.

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

Entech Solar, Inc.

(Registrant)

By:	/s/ DAVID GELBAUM	Date: November 5, 2010
David Gelbaum
Chairman and Chief Executive Officer

By:	/s/ CHARLES MICHEL	Date: November 5, 2010
Charles Michel
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification by the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.