Form 10-K
period 2010-12-31
ENTECH SOLAR, INC.
filed 2011-03-25
CIK 811271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of June 30, 2010, was approximately $45,039,133.

As of March 23, 2011 the Registrant had outstanding 383,761,108 shares of common stock.

PART I.

ITEM 1.	BUSINESS

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, which are subject to risks, uncertainties and assumptions that are difficult to predict. All statements in this Annual Report on Form 10-K, other than statements of historical fact, are forward-looking statements. The forward-looking statements include statements, among other things, regarding our plans to develop renewable energy technologies and our intended customers and markets, including our geographic market; our expectations regarding revenues, capital expenditures, expenses and capital requirements; anticipated timing for certification and commercialization of our SolarVolt product and the launch of a new Thermavolt product; our expectations regarding the size of solar energy market and our ability to become a leader in the CPV industry; anticipated costs for solar cell materials and sources of the materials necessary to build our products; our intention to sell and market our products through solar integrators and product developers, and to outsource manufacturing of our products; our expectations regarding the protection of our proprietary information; our expectations regarding competition; the impact of government regulations, government incentives, and the loss of key technical personnel; the impact of accounting pronouncements; our expectations regarding sources of capital and our ability to continue as a going concern; and others. In some cases, you can identify these statements by forward-looking words, such as “estimate”, “expect”, “anticipate”, “project”, “plan”, “intend”, “believe”, “forecast”, “foresee”, “likely”, “may”, “should”, “goal”, “target”, “might”, “will”, “could”, “predict”, “strategy”, “seek”, “focus”, “prospective”, and “continue”, the negative or plural of these words and other comparable terminology. Our forward-looking statements are only predictions based on our current expectations and our projections about future events. All forward-looking statements included in this Annual Report on Form 10-K are based upon information available to us as of the filing date of this Annual Report on Form 10-K. You should not place undue reliance on these forward-looking statements. We undertake no obligation to update any of these forward-looking statements, except as required by law. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these statements. These factors include the matters discussed in the section entitled “Item 1 A: Risk Factors” and elsewhere in this Annual Report on Form 10-K. You should carefully consider the risks and uncertainties described herein.

THE COMPANY

We were incorporated in the state of Nevada on April 3, 1985 under the name Golden Beverage Company. In April 1997, we entered into a reverse merger transaction with WorldWater, Inc., a Delaware corporation formed in January 1984. Following the merger transaction, we operated under the name of WorldWater Corp. and engaged exclusively in the solar/water power industry. In May 2001, we changed our state of incorporation from Nevada to Delaware and in July 2005 we changed our corporate name to WorldWater & Power Corp. Effective August 28, 2007, we changed our name to WorldWater & Solar Technologies Corp. We acquired ENTECH, Inc. on January 28, 2008. On December 4, 2008, we changed our name to Entech Solar, Inc. Our stock is publicly traded on the OTC Bulletin Board under the symbol ENSL.OB.

BUSINESS OVERVIEW

We plan to become a leading developer of renewable energy technologies for the commercial, industrial and utility markets. Our designs in concentrating solar modules that directly produce electricity from sunlight are a part of our SolarVolt™ product line. In January 2010, we launched our patented, state-of-the-art collimating skylight that we believe provides superior light output and optical efficiency for commercial and green building initiatives.

Our target customers will be both distributors and end-users of energy who are interested in reducing their energy costs, environmental impact, and the variability of their monthly electricity and natural gas cost due to the volatility associated with these energy supplies. We believe we can become a leading energy solutions supplier to industrial, commercial and public sector clients.

We did not have significant revenues from operations during 2010, nor do we expect to have significant revenues in 2011, because our primary focus is on developing and commercializing our next-generation patented technologies so that we can provide low-cost and reliable SolarVolt™ and skylight products.

On January 28, 2008, we completed the acquisition of ENTECH, Inc. (“ENTECH”), a Fort Worth, Texas company that previously operated for 25 years in the concentrating photovoltaic (“CPV”) industry. ENTECH received development funding from and/or installed CPV systems for NASA, Sandia National Laboratories, Department of Energy, Department of Defense and major U.S. utilities and corporations.

In the first quarter of 2009, we transitioned from the flat-plate solar installation business and suspended manufacturing start-up activities associated with our first-generation CPV products. During the twelve months ended December 31, 2009, we recorded a non- cash impairment charge totaling $7.0 million for manufacturing equipment, inventory and leasehold improvements directly related to our decision to suspend manufacturing at our Texas plant for first generation equipment and instead focus our effort on developing our next generation CPV products. During the first quarter of 2010, changing market conditions led us to select our electricity only product SolarVolt™ CPV module as our top priority in our CPV power products business. Compared to our previous generations of terrestrial CPV technology, SolarVolt™ CPV offers substantial benefits in weight, volume, manufacturing scalability, durability, and cost-effectiveness. We began independent certification testing of SolarVolt™ during September 2010, and we hope to have a certified product ready for commercialization between the second and third quarter of 2011 to address the rapidly growing photovoltaic market. We may follow SolarVolt™ with a new and improved version of ThermaVolt™, our electricity and hot water product. Our primary business strategy is to develop new solar energy products and services based upon ENTECH CPV technology. We seek to leverage the combined technologies of our legacy Engineering, Procurement, and Construction (“EPC”) business and the technologies obtained from the acquisition of ENTECH to become a leading supplier of CPV energy solutions. We are developing next generation ENTECH CPV technology to improve our SolarVolt™ product line as part of providing CPV energy solutions primarily to solar integrators. Also, we are focused on becoming a low-cost leader in the solar industry enabling customers to significantly reduce their current costs for electric energy.

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

PRODUCTS

Our products will incorporate the ENTECH CPV technology. We believe this technology can be used to develop low-cost solar energy products and systems that are highly scalable, in part due to reduced requirements for solar cell materials such as silicon or multi-junction cells. As a result, we believe ENTECH solar modules can generate the same electrical power as non-concentrating solar cells but with much less silicon, a raw material which is often relatively expensive and not always readily available in the market. Our skylight products will incorporate the ENTECH collimating skylight technology. We believe this technology will enable us to develop the low-cost skylight products that will be very competitive with our daylighting technologies.

We are developing our SolarVolt™ solar CPV system, and have launched our tubular skylight product.

SolarVolt

SolarVolt™ is designed to be a roof- or ground-mounted, electricity producing solar system comprised of our proprietary air-cooled modules and is also designed to be deployed on a dual-axis tracking system. We are engineering SolarVolt™ so that it can readily scale to larger configurations required by many commercial and industrial users. Laboratory tests indicate that the SolarVolt™ system efficiently concentrates the sun’s energy by a factor of about 20 times. Because of the concentrating element, we estimate that the SolarVolt™ technology uses about 95% less silicon material than conventional photovoltaic energy systems. Our use of a dual-axis tracking system increases electricity production by ensuring that the system faces the sun at an optimal angle throughout the day. Typical system sizes for the SolarVolt™ product are expected to range from 1 megawatt to greater than 10 megawatt.

Tubular Skylight Technology

Our patented tubular skylight technology redirects sunlight from the sky to the work area beneath the skylight in a process known as collimation, which significantly increases the optical transmission of natural light compared to conventional tubular skylights. Entech Solar’s collimating tubular skylight is designed to efficiently deliver pleasant and healthful daylighting for commercial, industrial, and institutional buildings.

Refocus of Flat Plate Technology

After our 2008 acquisition of ENTECH, we transformed our strategy to the development and commercialization of ENTECH’s patented concentrating solar technology. In connection with our review of our strategic direction, we determined, in the first quarter of 2009, to refocus our efforts from selling conventional solar cells with flat plate technology and to ENTECH’s concentrating solar technology.

STRATEGY

We currently intend to market and sell our products through third parties such as solar integrators and project developers to market our products. We currently plan to primarily outsource manufacturing of our products.

MANAGEMENT

David Gelbaum, co-trustee of The Quercus Trust, became Chairman of our Board on January 12, 2009 and Chief Executive Officer on February 5, 2010. Under rights previously granted to The Quercus Trust, two of the four members on our Board of Directors were initially appointed by The Quercus Trust. On November 29, 2010, The Quercus Trust terminated its rights to directly appoint any members of our Board of Directors. As of March 23, 2011, The Quercus Trust is the beneficial owner of approximately 39% of our common stock.

CUSTOMERS BY GEOGRAPHIC LOCATION

All of our sales have been to customers located within the United States. We have no current plans to sell our products outside of the United States.

MARKETING

We expect to market our CPV products in areas where sunlight has a high degree of direct normal insulation (“DNI”), and where weather, pollution or other factors minimally impair sunlight strength. We estimate that SolarVolt™ will perform optimally in locations that receive a minimum of 5 kilowatt-hours per square meter per day (“kWh/m2/day”) of direct sunlight. In the United States, we will focus on prospective customers located in the southwestern states, primarily Texas, California, Arizona, New Mexico, Nevada, Utah and Colorado.

Prospective customers for our SolarVolt™ product include organizations that use significant amounts of electricity such as airports, water districts, municipalities, factories, and utilities.

To reflect our strategic direction in developing and commercializing our solar technologies, we changed our name to Entech Solar, Inc. Our website address is www.entechsolar.com, and our new logo and tagline is “A Leader in Solar Optics Technology.”

INTELLECTUAL PROPERTY

Patents

The development of our current technology is focused on the use of four of our seven active U.S. patents, plus two pending patents pertaining to solar photovoltaic concentrator panel and concentrating linear photovoltaic receiver and method of manufacturing. With a refocusing of the terrestrial product development through the development and commercialization of SolarVolt™, we have applied for patents encompassing additional technology developed to make Entech’s core terrestrial power technology more commercially viable.

Trademarks and Copyrights

We seek to trademark key products, philosophies, visions, slogans, and other branding techniques to protect our company branding. We applied for U.S. trademark registration of our new product offerings named “SolarVolt” and “ThermaVolt”, to add to our existing trademarks. We intend to employ copyrighting to protect our company information including product literature, marketing material, software, and other written documentation.

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

SOURCE AND AVAILABILITY OF COMPONENTS

The components in our SolarVolt™ product include glass, steel, aluminum sheet, acrylic plastic, silicon solar cells and other materials. Most of these materials are made to our proprietary specifications by vendors such as 3M, DuPont, Tyco and others located both in the United States and in Asia. We select vendors carefully and ordinarily review, among other things, a prospective vendor’s technical expertise, quality of workmanship, ability to service, cost competitiveness and financial stability. Our systems incorporate a limited number of components that are procured on a sole-source basis. We work closely with our vendors in these situations and seek to develop secondary sources where possible.

COMPETITION

Our business is highly competitive. There are a limited number of start-up firms and older firms focused on CPV technology in the United States alone. In addition, we compete with other solar energy providers who use crystalline silicon and thin film technologies, as well as with other providers of alternative energy solutions, such as wind-energy and geothermal-energy suppliers, and with conventional power generators.

Within the CPV market, competitors operate in one of two categories—low concentration (“LCPV”) technologies, which is what we use in our SolarVolt™ product, and high concentration (HCPV) technology. HCPV technology usually concentrates direct sunlight more than 200 times, and sometimes as much as 1,500 times. There are many competitors focused on CPV and HCPV technology. We believe that several companies have plans to produce electricity and thermal energy from the same product, like we do with our Thermavolt™ product.

Utilizing our patented skylight technology, we are able to efficiently use very inexpensive materials. We believe that our proprietary features will allow us to manufacture skylights that provide more useful light at lower costs than our competitors.

GOVERNMENT REGULATIONS

Compliance with federal, state, and local provisions regarding the production and discharge of materials into the environment is not expected to have a material effect on our capital expenditures, earnings and competitive position.

Government Incentives

The competitiveness of our CPV products is very much dependent upon governmental and utility rebates and incentives. If these rebates and incentives were to be materially reduced or eliminated, our business and revenues could be materially and adversely affected.

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

EMPLOYEES

As of March 23, 2011, we employed 18 people on a full-time basis.

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

RESEARCH AND DEVELOPMENT

Research and development expense consists primarily of salary expense for internal personnel, and related personnel costs, as well as prototype costs incurred to improve the design of our product line. Research and development are critical to our strategic objectives of enhancing our technology to meet the requirements of our targeted customers. We expect to maintain, if not increase, our current level of expenditure for research and development on a going-forward basis.

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

The reports of our independent registered public accounting firms for the fiscal years ended December 31, 2010 and 2009 contained an explanatory paragraph to reflect its significant doubt about our ability to continue as a going concern as a result of our history of losses and our liquidity position. If we are unable to obtain adequate capital funding in the future, we may not be able to continue as a going concern, which would have an adverse effect on our business and operations, and the value of your investment in us may materially decline. Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which contemplate that we will continue to operate as a going concern. Our financial statements do not contain any adjustments that might result if we are unable to continue as a going concern. Substantial doubt about our ability to continue as a going concern may have created, or may create, negative reactions to the price of the common shares of our stock and we may have a more difficult time obtaining financing.

We have historically incurred losses and we expect these losses will continue in the future.

Since 1997, the Company has not been profitable. For the fiscal year ended December 31, 2010, we sustained losses from operations of $18.4 million, and our accumulated deficit as of December 31, 2010, was $162.7 million. Future losses are likely to occur. Accordingly, we may experience significant liquidity and cash flow problems and additional operating losses if we are not able to raise additional capital as needed and on acceptable terms and, in such event, our operations may be reduced or curtailed.

If we are unable to raise additional capital to finance operations, our business operations will be curtailed.

Our operations have relied almost entirely on funding from sales of securities to The Quercus Trust, of which David Gelbaum, our Chief Executive Officer and Chairman, is co-trustee and on external financing. External financing has historically come from a combination of borrowings from and sales of common and preferred stock to third parties. We will need to raise additional capital to fund our anticipated operating expenses and future expansion. Among other things, financing will be required to cover our operating and capital costs. The sale of our stock to raise capital may cause dilution to our existing stockholders. Our inability to obtain adequate financing, whether from The Quercus Trust or from other third parties, would likely result in the need to reduce or curtail business operations. Any of these events would be materially harmful to our business and may result in a loss of your investment.

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

To grow our business and maintain our competitive position, we have acquired other companies and may in the future acquire additional companies or engage in joint ventures. Acquisitions and joint ventures involve a number of risks that could harm our business and result in the acquired business or joint venture not performing as expected, including:

•	insufficient experience with technologies and markets in which the acquired business is involved, which experience may be necessary to successfully operate and integrate the business;

•	problems relocating or integrating the acquired operations, personnel, technologies or products with the existing business and products;

•	diversion of management’s time and attention from other business to the acquired business or joint venture;

•	potential failure to attract or retain key technical, management, sales and other personnel for the acquired business or joint venture;

•	difficulties in retaining relationships with suppliers and customers of the acquired business, particularly where such customers or suppliers compete with us; and

•	subsequent impairment of the acquired assets and assumption of liabilities of the acquired business.

The demand for our products and the ability to supply our products are each affected by general economic conditions and uncertainty.

Economic difficulties in the United States credit markets and certain international markets have led to a period of slowing economic growth or decline in some or all of the markets in which we operate. Ongoing recessionary conditions may be sufficient reason for customers to delay, defer or cancel purchase decisions, including decisions previously made. This risk is magnified for capital goods purchases such as the solar cell products we intend to supply. Lower sales could materially affect our revenues and prevent us from achieving profitable operations or from obtaining adequate additional financing. As a result, we may be forced to reduce or curtail operations.

We may cause Socius CG II, Ltd. (“Socius”), to acquire the full $5,000,000 worth of our Series G preferred stock which will dilute our existing security holders and could have a negative impact on our ability to realize earnings or secure additional funding in the future.

Under the terms of our amended and restated preferred stock purchase agreement with Socius, we can cause Socius to acquire up to $5,000,000 of our Series G preferred stock. Once issued, our Series G preferred stock will accrue dividends at a rate of 10% per year that could impact our future earnings. This issuance may also make it difficult for us to obtain financing from other sources, or to obtain financing on terms that are favorable to us. Additionally, if we cause Socius to acquire the full $5,000,000 of our Series G preferred stock, Socius will vest in a warrant and shall be required to purchase shares of our common stock having an aggregate value of $6,750,000. This issuance will be dilutive to our current stockholders and any sale by Socius of shares of our common stock could result in a decrease in the trading price of our common stock.

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

In addition, there has been a limited public market for our common stock, and an active trading market for our common stock may not develop. This could reduce our stockholders’ ability to sell our common stock in short time periods, or possibly at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations that could reduce the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially.

Substantial sales of our common stock could lower its stock price.

The market price for our common stock could drop as a result of sales of a large number of our shares that we may issue or be obligated to issue in the future. We have issued to the selling stockholder a warrant to acquire up to 84,375,000 shares of our common stock and have also issued to Socius, 3,157,727 shares of our common stock for fees payable to the selling stockholder. In the event all or a portion of the warrant vests and the selling stockholder is required to exercise the warrant and chooses to sell the common stock underlying the warrant, our stock price could decline.

We have not paid and do not anticipate paying dividends.

We have never paid, nor do we currently anticipate paying, any cash dividends on our common stock. Future debt, equity instruments or securities may impose additional restrictions on our ability to pay cash dividends.

Delaware law and our charter may inhibit a takeover of us that our stockholders may consider favorable.

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

We are authorized to issue 10,000,000 shares of preferred stock and 4,893,237 preferred shares are currently issued and outstanding as of December 31, 2010. The Board of Directors is authorized under our Certificate of Incorporation, as amended, to provide for the issuance of additional shares of preferred stock by resolution, and upon filing a certificate of designations under Delaware law, to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof, without any further vote or action by the stockholders. Any shares of preferred stock so issued are likely to have priority over our common stock with respect to dividend and/or liquidation rights. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control, which could have the effect of discouraging bids for us and thereby prevent stockholders from receiving the maximum value for their shares.

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

Risks Related to Management and Personnel

We are controlled by a single stockholder.

As of March 23, 2011, The Quercus Trust, our principal stockholder, beneficially owned 192,411,296 shares of our common stock, or approximately 39%, of our common stock (after giving effect to the conversion of 4,892,857 shares of Series D-1 preferred stock and outstanding warrants). David Gelbaum, our Chief Executive Officer and Chairman of the Board of Directors, is the co-trustee of The Quercus Trust. Pursuant to rights previously available to The Quercus Trust as the holder of the Company’s Series D preferred stock and Series I preferred stock, The Quercus Trust appointed Messrs. Gelbaum and Field as members of our Board of Directors, giving The Quercus Trust control of two of our four Board positions. The Quercus Trust currently has the ability to exert substantial influence over the outcome of all corporate actions requiring stockholder approval, including the election of directors, amendments to our Certificate of Incorporation and approval of significant corporate transactions. As long as The Quercus Trust owns such a significant percentage of our common stock, our other stockholders may be unable to affect or change the management or the direction of our Company without the support of The Quercus Trust. On November 29, 2010, The Quercus Trust exchanged all of its shares of Series D Convertible Preferred Stock for Series D-1 Convertible Preferred Stock. The Series D-1 Convertible Preferred Stock has all of the same rights and preferences as our Series D Convertible Preferred Stock except it does not contain the right to appoint or elect any director to our Board of Directors. In addition, on November 29, 2010, The Quercus Trust cancelled all of its interests in our Series I Preferred Stock and as a result is no longer entitled to appoint or elect directors in connection with such shares.

We have been dependent on The Quercus Trust for financing our continued operations.

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

In 2010, we entered into numerous separate purchase agreements pursuant to which The Quercus Trust acquired shares of our common stock. Additionally, in 2010 we issued to The Quercus Trust shares of Series G preferred stock, Series H preferred stock and Series I preferred stock in various private placement transactions. There can be no assurance that The Quercus Trust will continue to invest in us.

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

Effective internal controls are necessary for us to provide reliable financial reports. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. In addition, Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting. We have responded to the requirements of Section 404 by strengthening, assessing and testing our system of internal controls to provide the basis for our report. The process of strengthening our internal controls and complying with Section 404 is expensive and time consuming, and requires significant management attention. We cannot be certain that these measures will ensure that we will maintain effective internal controls in the future. Furthermore, if we rapidly grow our business, our internal controls will become more complex and we will require significantly more resources to ensure our internal controls remain effective. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price.

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

We anticipate that our solar modules and their installation will be subject to oversight and regulation in accordance with national and local ordinances relating to building codes, safety, environmental protection, utility interconnection and metering and related matters. It is difficult to track the requirements of individual states and design equipment to comply with the varying standards. Any new government regulations or utility policies pertaining to photovoltaic modules may result in significant additional expenses to us, our resellers and their customers and, as a result, could cause a significant reduction in demand for photovoltaic modules including ours.

Our future revenues could be limited by the reduction or elimination of government and economic incentives.

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

We rely on the registration of patents, trademarks and trade names, as well as on trade secret laws and confidentiality agreements with our employees, vendors and partners to protect our intellectual property rights. We may in the future need to expend significant resources to protect and enforce our intellectual property rights.

Any failure to meet the technological requirements of our customers may hinder sales of our products.

Our ability to continue to develop and market our products is dependent on the advancement of our existing technology. In order to obtain and maintain a significant market share, we must continually make advances in technology. Any failure in our research and development efforts could result in significant delays in product development and have a material adverse effect on us. We may encounter unanticipated technological obstacles that either delay or prevent us from completing the development of our products and processes. Any failure to adequately protect our intellectual property or to defend or assert our intellectual property rights could seriously harm our business.

Risks Related to Operations

We will depend on outsourced manufacturers to produce our products, which could increase the potential for supply chain disruptions.

The production of our solar products will be dependent on low-cost, outsourced manufacturing facilities that could experience problems or disruptions in business that would negatively affect our supply chain.

As polysilicon and thin-film supplies increase, corresponding increases in the global supply of solar cells and panels may cause substantial downward pressure on the prices of our products, resulting in lower revenues and earnings.

Crystalline silicon is a critical raw material used to manufacture solar panels that have been in short supply until recently. Thin-film was created as a substitute to allow for the development of solar panels without polysilicon. As additional crystalline silicon and thin-film continue to become more available, we expect solar panel production globally to increase. Decreases in crystalline silicon and thin-film pricing and increases in solar panel supply could each result in substantial downward pressure on the price of solar cells and panels, including our products. Such price reductions could have a negative impact on our revenue and earnings, and materially adversely affect our business and financial condition.

We may enter into fixed-price contracts with customers that may result in us recording transactions that prove unprofitable or perform below our expectations.

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

We will continue to be dependent on a limited number of third-party suppliers for key components for our solar products during the near-term, which could prevent us from delivering our products to our customers within required timeframes, which could result in installation delays, cancellations, liquidated damages and loss of market share.

In addition to our reliance on a small number of suppliers for parts and materials for solar cells and panels, we rely on third-party suppliers for other components for our solar products. Some of our suppliers are sole-source vendors. These sole-source relationships place the company at high risk for failure to receive the needed components timely and may subject us to unexpected price increases. Further, these components are often unique and second sources may not be readily available. Inability to secure such components could have a material adverse effect upon our product development schedule, revenue, and profitability and could expose us to liability for failing to meet customer demands.

If we fail to develop or maintain our relationships with our limited number of suppliers, we may be unable to manufacture our products in a timely or cost competitive manner, which could prevent us from making sales and delivering our products to our customers within required timeframes and we may experience order cancellation and loss of market share. To the extent the processes that our suppliers use to manufacture components are proprietary, we may be unable to obtain comparable components from alternative suppliers. The failure of a supplier to supply components in a timely manner, or to supply components that meet our quality, quantity and cost requirements, could impair our ability to manufacture our products, increase our costs as a result of locating substitute suppliers or expose us to potential claims from customers. If we cannot obtain substitute materials on a timely basis or on acceptable terms, we could be prevented from delivering our products to our customers within required timeframes, which could result in installation delays, cancellations, liquidated damages and loss of market share, any of which could have a material adverse effect on our business and results of operations.

Our products include complex solar technology that is subject to operational risks.

We are engaged in the development of complex solar technology for the solar energy market. The technology is susceptible to unique engineering elements that are not tested in the actual operating environment until commissioned. As a result, we may incur unanticipated engineering requirements that may cause us to incur additional operating, development and production expenses that have not been anticipated, as well as product shipment delays.

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

Like other retailers, distributors and manufacturers of products that are used by consumers, we face an inherent risk of exposure to product liability claims in the event that the use of our solar products results in injury. We may be subject to warranty and product liability claims in the event that our solar products fail to perform as expected or if a failure of our solar products results, or is alleged to result, in bodily injury, property damage or other damages. It is possible that our products could result in injury, whether by product malfunctions, defects, improper installation or other causes. Moreover, we may not have adequate resources in the event of a successful claim against us. We rely on our general liability insurance to cover product liability claims and have not obtained separate product liability insurance. A successful warranty or product liability claim against us that is not covered by insurance or is in excess of our available insurance limits could require us to make significant payments of damages. In addition, quality issues can have various other ramifications, including delays in the recognition of revenue, loss of revenue, loss of future sales opportunities, increased costs associated with repairing or replacing products, and a negative impact on our goodwill and reputation, any of which could also adversely affect our business and operating results.

Warranty and product liability claims may result from defects or quality issues in certain third-party technology and components incorporated into our solar products, over which we have no control. Warranty provisions may not fully compensate us for any loss associated with third-party claims caused by defects or quality issues in such products. In the event we seek recourse through warranties, we will also be dependent on the creditworthiness and continued existence of our suppliers.

Risks Related to Competition

Competitive conditions affecting the electricity generation business and the natural gas business may limit our growth and profitability.

Our products are expected to compete with a broad range of traditional and alternative energy products.

The unit cost of installing a solar product may be more or less than the unit cost of a grid line extension, depending upon the extent of the grid line extension. However, the cost of generating or offsetting electricity by solar products may be less expensive than the unit cost of electric energy purchased from the local electric utility. The unit cost of electric line extension is usually subsidized by government authorities, which can impact our ability to compete with installation costs.

The unit cost of installing a solar product may be more or less than the unit cost of installing natural gas turbines to generate electricity, depending on the amount of electricity to be generated or that will be offset. Whether or not the cost of generating or offsetting electricity by solar products is less than the unit cost of natural gas generation depends substantially on the purchase price of natural gas. Natural gas prices have been volatile recently.

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

The PV market is at a relatively early stage of development and the extent to which PV products will be widely adopted is uncertain. Market data in the PV industry is not as readily available as those in other more established industries where trends can be assessed more reliably from data gathered over a longer period of time. If PV technology proves unsuitable for widespread adoption or if the demand for PV products fails to develop sufficiently, we may not be able to grow our business or generate sufficient revenues to become profitable or sustain profitability. In addition, demand for PV products in targeted markets, may not develop or may develop to a lesser extent than we anticipate. Many factors may affect the viability of widespread adoption of PV technology and the demand for PV products, including:

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

New Jersey

In 2009 and 2010, we occupied a 30,000 square foot site located at 200 Ludlow Drive, Ewing, New Jersey. The facility was leased under an operating lease that commenced on July 1, 2007, and terminates on June 30, 2015. On March 11, 2010, the Company committed to an exit plan of its New Jersey facility and sought to sublease this facility and relocate retained personnel to a smaller facility in or near the New Jersey area. The exit plan had costs of $1.8 million in connection with the restructuring, of which approximately $0.4 million pertain to termination benefits to identified personnel which has been provided for and $1.4 million related to the remaining lease obligations. On October 31, 2010, we abandoned this facility.

On June 26, 2010, we entered into an operating lease agreement for an approximately 3,500 square foot site located in Trenton, New Jersey. Our engineering services activities have relocated to this facility. The lease commenced on July 8, 2010 and terminates on July 31, 2013.

ITEM 3.	LEGAL PROCEEDINGS

We are involved in ordinary, routine litigation from time to time incidental to our business. We are not presently a party to any legal proceeding, the adverse determination of which, either individually or in the aggregate, would be expected to have a material adverse affect on our business or financial condition.

ITEM 4.	REMOVED AND RESERVED

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is quoted on the OTC Bulletin Board under the symbol “ENSL.OB”. The following table sets forth the quarterly high and low bid prices for our common stock as reported on the OTC Bulletin Board for the periods indicated. These prices are based on quotations between dealers, and do not reflect retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions

	High	Low
FISCAL 2010
First Quarter	$0.18	$0.10
Second Quarter	0.18	0.12
Third Quarter	0.14	0.08
Fourth Quarter	0.12	0.07

	High	Low
FISCAL 2009
First Quarter	$0.47	$0.16
Second Quarter	0.27	0.17
Third Quarter	0.26	0.16
Fourth Quarter	0.19	0.08

Holders of Common Stock

On March 23, 2011 there were approximately 317 holders of record of our common stock. This number does not include beneficial owners of common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

Dividends

To date, we have not declared or paid any dividends on our common stock. Our payment of dividends, if any, is within the discretion of our Board of Directors and will depend on our earnings, if any, capital requirements and financial condition, as well as other relevant factors. Our Board of Directors does not intend to declare any dividends in the foreseeable future. Pursuant to the terms of our Series G preferred stock and Series H preferred stock, so long, as any shares of either of these series of preferred stock are outstanding, the Company shall not issue any dividends and securities junior to either of these series of preferred stock.

Equity Compensation Plan Information

Awards under our equity incentive plan will be granted at the sole discretion of the Board of Directors.

The following table sets forth information as of December 31, 2010:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	87,963,170	$0.17	28,814,927
Equity compensation plans not approved by security holders (2)	—	—	—

Total	87,963,170	$0.17	28,814,927

(1)	Consists of the Seventh Amended and Restated 1999 Incentive Stock Option Plan.
(2)	We currently do not have in place any equity incentive plans that have not been previously approved by the Company’s stockholders.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT OVERVIEW

In January 2010, we launched our patented, state-of-the-art tubular skylight that we believe provides superior light output and optical efficiency for commercial and green building initiatives. We did not generate any significant revenue in 2010 nor do we expect to have significant revenues in 2011.

Our primary focus continues to be on developing and commercializing our state-of-the-art concentrating photovoltaic (“CPV”) products that can provide electricity in the short term and potentially both electricity and heat in the long term. We believe that providing electricity only and electricity and hot water will give customers energy solutions that are more efficient and cost-effective.

During the first quarter of 2010, changing market conditions led us to select our electricity only product SolarVolt™ CPV module as the top priority in our CPV power products business. Compared to our previous generations of terrestrial CPV technology, SolarVolt™ CPV offers substantial benefits in weight, volume, manufacturing scalability, durability, and cost-effectiveness. In September 2010, we submitted SolarVolt™ for independent certification testing. This milestone is a key step in commercializing our latest CPV product designed to produce electricity for large commercial, industrial, government and utility applications. This key step places us on target to have a fully certified product for commercialization between the second and third quarters of 2011 to address the rapidly growing global photovoltaic market. This new Entech Solar product is protected by several issued and pending patents. We may follow SolarVolt™ with a new and improved version of ThermaVolt™, our electricity and hot water product.

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

In the first quarter of 2009, we transitioned from the flat-plate solar installation business and suspended manufacturing start-up activities associated with our first-generation CPV products. During the twelve months ended December 31, 2009, we recorded a non-cash impairment charge totaling $7.0 million for manufacturing equipment, inventory and leasehold improvements directly related to our decision to suspend manufacturing at our Texas plant pending commercial production of our next generation CPV products. On January 28, 2008, we acquired ENTECH, Inc. (“ENTECH”), a Fort Worth, Texas company that previously operated for 25 years in the CPV industry. Our primary business strategy is to develop new solar energy products and services based upon ENTECH CPV technology. We seek to leverage the combined technologies of our legacy Engineering, Procurement, and Construction (“EPC”) business and the technologies obtained from the acquisition of ENTECH, to become a leading supplier of CPV energy solutions. We are developing next generation ENTECH CPV technology to improve our ThermaVolt™ and SolarVolt™ product lines as part of providing CPV energy solutions primarily as stand-alone products to solar integrators. Also, we are focused on becoming a low-cost leader in the solar industry enabling customers to significantly reduce their current costs for electric and thermal energy.

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

We do not expect significant revenues until our latest generation of products are commercialized, which will be 2012 at the earliest.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. If the data we used to calculate the allowance provided for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and future results of operations could be materially affected. In recording any additional allowances, a charge against income is reflected in selling, general and administrative expenses, and would reduce the operating results in the period in which the increase is recorded. As of December 31, 2010 and 2009, we had no allowance for doubtful accounts.

Accounting for Income Taxes

We are required to estimate income taxes in each of the jurisdictions in which we operate as part of our consolidated financial statements. This involves estimating the actual current tax in addition to assessing temporary differences resulting from differing treatments for tax and financial accounting purposes. These differences together with net operating loss carryforwards and tax credits may be recorded as deferred tax assets or liabilities on the balance sheet. A judgment must then be made of the likelihood that any deferred tax assets will be recovered from future taxable income. To the extent that we determine that it is more likely than not that deferred tax assets will not be utilized, a valuation allowance is established. Taxable income in future periods significantly different from that projected may cause adjustments to the valuation allowance that could materially increase or decrease future income tax expense.

Share-Based Compensation Costs

We account for our stock option grants under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, “Stock Compensation”. FASB ASC 718 requires the recognition of the fair value of equity-based compensation in the statement of operations. The Company uses the Black-Scholes option-pricing model to estimate, the fair value of grants of employee and director stock options. The fair value of equity-based awards is amortized over the vesting period of the award using the straight-line method.

Goodwill and Other Intangible Assets

We follow the provision of FASB ASC 350-20, “Goodwill” and FASB ASC 350-30, “Intangibles Other than Goodwill”, FASB ASC 350-20 requires an annual impairment test for goodwill and other intangible assets with indefinite lives. For the years ended December 31, 2010 and 2009, we had one operating segment and one reporting unit because as a development-stage company, we do not have separate components that satisfy the definition of a business and that have discrete operating financial information. Under FASB ASC 350-20, the first step of the impairment test requires that we determine the fair value of each reporting unit, and compare the fair value to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and we must perform a second more detailed impairment assessment. The second impairment assessment involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify a potential impairment charge as of the assessment date.

The impairment test pursuant to FASB ASC 350 requires us to compare the fair value of business reporting units to carrying value, including goodwill. To determine the fair value of a reporting unit, we and our specialist valuation consultants use primarily a discounted cash flow (“DCF”) model under the income approach. Further, we have determined that the income approach is the most appropriate, because of limited public comparables for the specific technology assets and the development stage of the Company. The quoted price method is also used, but is given less weight in determining the fair value of the reporting unit than the DCF method, because of the relatively thin trading volume of our common stock and the uncertainty as to appropriate control adjustments to the market capitalization of our equity. In the DCF model, we use a ten-year projection period for the business, reflecting management’s best estimates of development costs and time to market for its technology, as well as estimates of future sales based on the assumption that we will achieve a 1.0% - 2.0% market share of the projected U.S. market for comparable solar energy devices. The discount rate is determined using a weighted average cost of capital method with the cost of equity determined by reference to historical venture capital rates of return on development stage technology companies. Key inputs to the quoted price method are directly observable market prices, as adjusted, and represents Level 2 inputs. Key inputs to the DCF analysis include internally developed estimates and projections that are Level 3 inputs

Goodwill was recorded in connection with our acquisition of ENTECH in January 2008. Goodwill consists of the excess of cost over the fair value of net assets acquired in business combinations accounted for as purchases. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the periods over which cash flows will occur, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. We perform our annual impairment test based on December 31 information each year, unless triggering events occur that would cause us to test for impairment at interim periods. As of December 31, 2009, we identified a goodwill impairment that aggregated $4,641,000. There was no such impairment in 2010. We recognized impairment of goodwill due to delays in developing our CPV products, as well as competitive circumstances in our industry. During 2009, earnings projections were revised based on the expected development time of this technology, which resulted in an increase in the estimated period of time before we reach profitability. To test for the recoverability of goodwill as of December 31, 2009 we utilized both the market and income approach.

Other Intangible Assets, which include trademarks and technology, were recorded in connection with our acquisition of ENTECH, in January 2008. The assets, excluding trademarks, are being amortized on a straight line basis over 9 to 13 years. The ENTECH trademark is not being amortized. We perform our annual impairment test based on December 31 information each year, unless triggering events occur that would cause us to test for impairment at interim periods. The evaluation is based on estimates of undiscounted future cash flows over the remaining useful life of the assets. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to fair value. As of December 31, 2009, we identified an intangible impairment that aggregated $863,000. There was no such impairment in 2010.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2010 COMPARED TO THE YEAR ENDED DECEMBER 31, 2009 (Amounts are rounded to the nearest thousand)

Our results of operations for the year ended December 31, 2010, are not comparable with the prior period because during the first quarter of 2009, we decided to transition from the flat-plate solar installation business and suspend manufacturing start-up activities associated with first generation CPV products.

Revenues:

Total revenues for the year ended December 31, 2010, were $246,000, as compared to $2,192,000 in 2009, a decrease of $ 1,946,000 or 89%. The decrease is primarily due to our decision to terminate our flat-plate solar installation business. All 2010 and 2009 contract revenues were generated by domestic projects. Revenues from Equipment & Services for the twelve months ended December 31, 2010, were $246,000, and consisted of existing component inventory sold and services for operations and maintenance throughout the year. Revenues from a Related Party for the twelve months ended December 31, 2009, were $597,000, There were no revenues of this nature in 2010. The 2009 sale consisted of 10 MobileMaxPure units sold to our principal stockholder, The Quercus Trust. Revenues from Former Chairman for the twelve months ended December 31, 2009, were $125,000, and related to a sale of solar panels to our former CEO and Chairman of the Board. There were no revenues of this nature recorded in 2010.

Cost of Revenues:

Cost of contract revenues consists primarily of third party construction and installation expenses, materials and supplies required for construction and component equipment, including solar panels, solar arrays, inverters, variable speed drives and meters. This also includes an impairment of manufacturing operations related to impairment on fixed assets due to the suspension of manufacturing of our Gen 1 product. In the first quarter of 2009, we transitioned from the flat-plate solar installation business and suspended manufacturing start-up activities associated with our first generation CPV products, as noted in the Management Overview above. Cost of Equipment & Services Revenue consists primarily of third party services and installation expenses, materials and supplies required for construction and component equipment, including solar panels, solar arrays, inverters, variable speed drives and meters. Cost of Revenues for the Revenue from the Former Chairman for the twelve months ended December 31, 2009, related to the costs of solar panels sold to our former CEO and Chairman of the Board. There were no costs of revenues of this nature recorded in 2010.

Operating Expenses:

Selling, general and administrative expenses (“SG&A”.) for the year ended December 31, 2010, were $12,479,000, compared to $15,281,000 for the year ended December 31, 2009, a decrease of $2,802,000 or 18%. The change in SG&A expenses resulted primarily from the following:

•	In 2010 cost increased $1,750,000 due to the decision to exit our New Jersey facility in 2010. There was no such cost in 2009.

•	2010 costs decreased over 2009 by $1,903,000 primarily due to facility expenses, insurance costs, taxes and other.

•	2010 share-based compensation costs increased $2,570,000 to $4,619,000 in 2010 compared to 2009.

•	2010 costs decreased $1,598,000 primarily due to professional fees, travel, supplies, and sales & marketing.

•	2010 costs decreased by $3,655,000 primarily due to salaries, wages and benefits based on lower employee headcount between December 31, 2009 and December 31, 2010.

Goodwill and intangibles impairment of $5,504,000 resulted from our annual impairment test in 2009. The determination was made as of December 31, 2009, that our balance sheet goodwill impairment aggregated

$4,641,000 and our intangible impairment aggregated $863,000. There was no such impairment in 2010. We recognized impairment of goodwill and intangible assets during 2009 due to delays in developing our CPV products, as well as competitive circumstances in our industry. During 2009, earnings projections were revised based on the expected development time of this technology, which resulted in an increase in the estimated period of time before we reach profitability. To test for the recoverability of goodwill and intangible assets as of December 31, 2009 we utilized both the market and income approach.

Research and development expenses (“R&D”) consisted primarily of 1) salary expense for internal personnel and personnel-related costs, 2) prototype and material costs for product development, and 3) other product development testing costs. R&D expenses incurred during the year ended December 31, 2010, were $3,103,000 compared to $5,768,000 in the same period of 2009, which reflects a reclassification from certain SG&A to R&D in 2009 and 2010.

Loss from Operations:

In the year ended December 31, 2010, we incurred a loss from operations of $18,446,000, a decrease of $17,524,000 over the $35,970,000 loss during the same period in 2009. Of this decrease approximately $12.4 million was due to non-cash impairment charges of $6,968,000 and $5,504,000 were recorded due to our announcement to permanently suspend our manufacturing start-up activities in 2009 on our goodwill and intangible assets.

Other income (expense):

Other income (expense) amounted to $10,000 in the year ended December 31, 2010, and $153,000 for the same period in 2009 and in each case consisted primarily of income from the sale of obsolete inventory and interest income.

Net Loss:

In the year ended December 31, 2010, we incurred a net loss of $18,436,000, compared to a net loss of $35,817,000 for the same period in 2009, a decrease of $17,381,000 due to the changes in operating expenses described above.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2010, we had $2.7 million in cash and cash equivalents compared to $2.0 million at December 31, 2009. For fiscal years 2010 and 2009 the Company used cash in operating activities of $10.1 million and $13.9 million, respectively. Cash provided by investing activities for fiscal year 2010 and 2009 were minimal. During fiscal 2010, we raised $10.7 million primarily from the issuance of our capital stock to a related party. During fiscal 2009, we raised $3.6 million primarily from the conversion of convertible notes from a related party and the issuance of shares of our capital stock also to a related party. We estimate that capital expenditures for the year ending December 31, 2011 will approximate $813,000. We also estimate that the Company will need approximately $6.0 million during fiscal 2011 to develop and commercialize our solar products.

On November 29, 2010, we entered into a preferred stock agreement with Socius for up to $5 million in capital over the next two years. This agreement contemplates that we will sell up to 500 shares of our Series G preferred stock, in one or more tranches at a purchase price of $10,000 per share, for an aggregate issue price of up to $5 million. In addition we issued to Socius a warrant to acquire 84,375,000 shares of our common stock. With each tranche, Socius will vest in a portion of the warrant and be required to purchase shares of our common stock equal to 135% of the tranche amount. The exercise price of the warrants will equal the closing bid price of our common stock on the date we provide notice of a tranche to Socius. Funding under the agreement with Socius is subject to the satisfaction of a number of conditions, including the continued effectiveness of a registration statement that we filed with the Securities and Exchange Commission relating to Socius’s potential sale of the common stock underlying the warrants. As of March 23, 2011, Socius has purchased 15 shares of Series G preferred stock for an aggregate purchase price of $150,000.

Management plans to continue to seek to raise funds in addition to the sources above primarily through the sale of capital stock to sources still to be identified. However, to date, no additional funding sources have been identified by the Company and at this time, the Company is not a party to any additional funding agreements.

Presently, with no further financing, we anticipate to run out of funds in the third quarter of fiscal year 2011. If we are unable to raise additional financing, we could be required to further reduce our spending plans, further reduce our workforce, license to others products or technologies we would otherwise seek to commercialize ourselves and/or sell certain assets. We may even be forced to discontinue operations. There can be no assurance that we can obtain financing, if at all, on terms acceptable to us.

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

Off-Balance Sheet Arrangements:

As of December 31, 2010, we had no off-balance sheet arrangements.

Cash Flows:

Operating cash flows. For the year ended December 31, 2010 and the twelve months ended December 31, 2009, our principal sources of operating cash were based on the Company’s services related to the operation and maintenance of PV systems as well as engineering services. Net cash used in operating activities for year ended December 31, 2010 and 2009, was $10,063,000 and $13,905,000, respectively. For the year ended December 31, 2010, our net loss was $18,346,000 and we recorded the following significant non-cash charges: 1) share-based employee compensation costs of $4,619,000; and 2) depreciation and amortization expenses of $2,957,000.

Investing cash flows. We sold property and equipment in 2010 and 2009 that generated minimal cash.

Financing cash flows. For the twelve months ended December 31, 2010 and the twelve months ended December 31, 2009, we financed our operations principally through the issuance of common stock as the result of related party private sales and the exercise of warrants and stock options. On January 6, 2010, January 14, 2010, January 29, 2010, February 8, 2010 and March 1, 2010, we entered into Stock Purchase Agreements with The Quercus Trust raising $3,245,000. On April 30, 2010, we issued and sold to The Quercus Trust 20 shares of Series H preferred stock for $200,000. On May 10, 2010, we issued and sold 200 shares of Series H preferred stock to The Quercus Trust for an aggregate of $2,000,000. On June 4, 2010, we entered into a Series I Preferred Stock Purchase Agreement, pursuant to which The Quercus Trust purchased 100 shares of the Company’s Series I preferred stock for an aggregate purchase price of $10,000. On June 10, 2010 The Company issued to The Quercus Trust a $500,000 promissory note that accrued interest at 10% per annum until it was paid in full through the issuance of 5,123,287 shares of our common stock. On October 12, 2010, we issued and sold to Chapman University, a California non-profit corporation, 15,797,788 shares of the Company’s common stock, for an aggregate purchase price of $1,000,000. On December 6 and December 16, 2010, we entered into stock purchase agreements with JEMZ Trust for the purchase of 30,000,000 shares of our common stock for an aggregate purchase price of $2,010,000. On December 15, 2009, December 17, 2009 and December 22, 2009, we entered into stock purchase agreements with The Quercus Trust and raised $1,000,000 from these transactions. On September 10, 2009, The Quercus Trust provided us a $2,000,000 convertible promissory note to The Quercus Trust that accrued interest at 8% until paid in full through the issuance of to 25,498,630 common shares on December 14, 2009.

COMMITMENTS AND GUARANTEES

Our commitments as of December 31, 2010, for the years 2011 through 2015 and thereafter are summarized below:

(In thousands)	2011	2012	2013	2014	2015	Thereafter	Total
Renewable energy credit guarantee obligations	$60	$60	$—	$—	$—	$—	$120
Operating lease payments	862	876	893	865	708	1,206	5,410

Total	$922	$936	$893	$865	$708	$1,206	$5,530

The ENTECH stockholders are entitled to receive future earn-out consideration calculated as 5% of ENTECH’s gross revenues determined in accordance with generally accepted accounting principles until the accumulated total of such earn-out payments paid by the Company to the ENTECH stockholders equals $5,000,000. As of December 31, 2010, no earn-out payments have been accrued.

INCOME TAXES

As of December 31, 2010, we had federal and state net operating loss carryforwards totaling approximately $105,445,000 and $93,200,000 respectively, available to reduce future taxable income and tax liabilities which expire at various dates between 2011 and 2030. In addition, as of December 31, 2010, we had federal research and development tax credit carryforwards of approximately $181,000 available to reduce future taxable income and tax liabilities that expire at various dates between 2010 and 2030. Under provisions of the Internal Revenue Code, substantial changes in our ownership may limit the amount of net operating loss carryforwards and research and development credit carryforwards, which can be used in future years.

INFLATION

We have not experienced a material overall impact from inflation in our operations during the past several years.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Entech Solar, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Entech Solar, Inc. and Subsidiaries (the “Company”) as of December 31, 2010, and the related consolidated statements of operations, stockholders’ equity (deficiency) and cash flows for year then ended. These consolidated financial statements are the responsibility of Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Entech Solar, Inc. and Subsidiaries as of December 31, 2010, and the results of its operations and its cash flows for each of the year then ended conformity with accounting principles generally accepted in the United States of America.

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

/s/ EisnerAmper LLP

March 24, 2011

Edison, New Jersey

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Entech Solar, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Entech Solar, Inc. and Subsidiaries (the “Company”) as of December 31, 2009, and the related consolidated statements of operations, stockholders’ equity (deficiency) and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Entech Solar, Inc. and Subsidiaries as of December 31, 2009, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Amper, Politziner & Mattia, LLP

March 31, 2010

Edison, New Jersey

ENTECH SOLAR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31, 2010	December 31, 2009
Assets
Current Assets:
Cash and cash equivalents	$2,669	$1,952
Accounts receivable—trade, (net of allowance of $0 at December 31, 2010 and 2009)	57	22
Inventory (net of reserve of $152 and $2,272 at December 31, 2010 and 2009, respectively)	191	267
Costs and estimated earnings/losses in excess of billings	—	35
Prepaid finance cost	257	—
Prepaid expenses and deposits	531	125

Total Current Assets	3,705	2,401
Property and Equipment, net	2,065	2,983
Intangible and Other Assets
Other intangible assets, net	17,309	19,695
Goodwill	19,196	19,196
Other deposits	374	384

Total Assets	$42,649	$44,659

Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,685	$2,301
Accrued lease obligation	342	—
Series D-1/D Preferred stock warrants	1,394	1,394
Billings in excess of costs and estimated earnings/losses	—	94

Total Current Liabilities	3,421	3,789
Accrued lease obligation, net of current portion	1,088	—
Other	69	129

Total Liabilities	4,578	3,918

Convertible Preferred Stock
Series D-1 / D Convertible preferred stock	11,180	11,180

Total Convertible Preferred Stock	11,180	11,180

Commitments and Contingencies	—	—
Stockholders’ Equity
Preferred stock convertible $.01 par value authorized 10,000; 4,893 and 5,504 issued and outstanding:	—	6
Common stock, $.001 par value; authorized 980,000 and 450,000 shares; 380,736 and 277,486 shares issued and 380,708 and 277,458 shares outstanding at December 31, 2010 and 2009, respectively	381	277
Additional paid-in capital	189,520	173,852
Accumulated deficit	(162,675)	(144,395)
Treasury stock, 28 shares, at cost, as of December 31, 2010 and 2009, respectively	(39)	(39)
Noncontrolling interest	(296)	(140)

Total Stockholders’ Equity	26,891	29,561

Total Liabilities, Convertible Preferred Stock and Stockholders’ Equity	$42,649	$44,659

The Notes to the Consolidated Financial Statements are an integral part of these statements.

ENTECH SOLAR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31,

(In thousands, except per share data)

	2010	2009
Revenues:
Contract	$—	$1,296
Equipment & Services	246	174
Related party	—	597
Related party-Former Chairman	—	125

Total	246	2,192

Cost of Revenues:
Contract	—	7,755
Equipment & Services	153	213
Related party	—	601
Related party-Former Chairman	—	142

Total	153	8,711

Gross Profit (Loss):
Contract	—	(6,459)
Equipment & Services	93	(39)
Related party	—	(4)
Related party-Former Chairman	—	(17)

Total	93	(6,519)

Operating Expenses:
Selling, general and administrative expenses	12,479	15,281
Goodwill and intangibles impairment	—	5,504
Research and development expenses	3,103	5,768
Depreciation and amortization expenses	2,957	2,898

Total operating expenses	18,539	29,451

Loss from Operations	(18,446)	(35,970)

Other income (expense)
Other income	10	153

Total other income, net	10	153

Net Loss	(18,436)	(35,817)
Net Loss attributable to noncontrolling interest	156	310

Net Loss attributable to Entech Solar, Inc. Common Stockholders	$(18,280)	$(35,507)

Net Loss attributable to Entech Solar, Inc. per Common Share (Basic and Diluted)	$(0.06)	$(0.15)

Weighted Average Common Shares Outstanding used in Per Share calculation (Basic and Diluted)	324,619	240,520

The Notes to the Consolidated Financial Statements are an integral part of these statements.

ENTECH SOLAR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

(In thousands)

	2010	2009
Cash flows from Operating Activities:
Net loss	$(18,436)	$(35,817)

Adjustments to reconcile net cash used in operating activities:
Share-based compensation cost	4,619	2,049
Depreciation and amortization expenses	2,957	2,898
Issuance of stock in lieu of rent	47	—
Issuance of stock in lieu of severance agreement	8	169
Issuance of restricted stock	—	50
Fixed asset impairment	—	4,467
Goodwill and intangibles impairment	—	5,504
New Jersey leasehold impairment	309	349
Accrued losses on contracts	—	(100)
Loss on disposal of assets	—	17
Provision for doubtful accounts	—	106
Provision for inventory	—	1,398
Other	—	(231)
Changes in assets and liabilities:
Accounts receivable	(35)	1,834
Rebates receivable	—	115
Inventory	76	2,006
Escrow funds relating to contract performance	—	1,339
Costs and estimated earnings/losses in excess of billings	35	2,578
Prepaid expenses and deposits	(303)	839
Accounts payable and other accrued expenses	(676)	(1,740)
Accrued lease obligation	1,430	—
Billings in excess of costs and estimated earnings/losses	(94)	(666)
Renewable energy credits guarantee liability	—	(46)
Customer deposits—related party	—	(1,023)

Net Cash used in Operating Activities	(10,063)	(13,905)

Cash flows from Investing Activities:
Sale (purchases) of property and equipment, net	38	43

Net cash provided by investing activities	38	43

Cash flows from financing activities:
Proceeds from exercise of warrants and stock options	—	179
Proceeds from issuance of preferred stock	3,710	—
Proceeds from related party sales	—	426
Conversion of convertible notes-related party	500	2,000
Shares issued in lieu of payment of cash for interest-related party	12	40
Shares sold under stock purchase agreement-related party	5,246	1,000
Proceeds from rights offering, net	274	—
Shares issued under stock purchase agreement	1,000	—

Net cash provided by financing activities	10,742	3,645

Net increase (decrease) in cash and cash equivalents	717	(10,217)
Cash and cash equivalents, beginning of year	1,952	12,169

Cash and cash equivalents, end of year	$2,669	$1,952

The Notes to the Consolidated Financial Statements are an integral part of these statements.

ENTECH SOLAR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

(In thousands)

	Entech Solar, Inc. Stockholders
	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury		Noncontrolling Interest	Total
	Shares	Par Value	Shares	Par Value			Shares	Stock
Balance, December 31, 2008	611	$6	236,420	$236	$167,979	$(108,888)	28	$(39)	$—	$59,294
Exercise of warrants	—	—	1,462	1	93	—	—	—	—	94
Exercise of options	—	—	328	1	84	—	—	—	—	85
Stock issued for severance pay	—	—	1,000	1	169	—	—	—	—	170
Share-based compensation cost	—	—	—	—	2,049	—	—	—	—	2,049
Proceeds from related party sales	—	—	—	—	426	—	—	—	—	426
Conversion of convertible notes—related party	—	—	25,000	25	1,975	—	—	—	—	2,000
Stock issued in lieu of interest—related party	—	—	499	1	39	—	—	—	—	40
Shares sold under purchase agreements	—	—	12,500	12	988	—	—	—	—	1,000
Issuance of restricted stock	—	—	277	—	50	—	—	—	—	50
Series C convertible preferred stock converted to ENTECH (subsidiary of Entech Solar, Inc.), common shares	—	—	—	—	—	—	—	—	170	170
Net loss	—	—	—	—	—	(35,507)	—	—	(310)	(35,817)

Balance, December 31, 2009	611	6	277,486	277	173,852	(144,395)	28	(39)	(140)	29,561
Stock issued in lieu of commitment fee	—	—	3,158	3	247	—	—	—	—	250
Stock issued in lieu of severance agreement	—	—	100	—	8	—	—	—	—	8
Stock issued in lieu of rent	—	—	588	1	46	—	—	—	—	47
Stock-based compensation cost	—	—	—	—	4,619	—	—	—	—	4,619
Conversion of convertible notes—related party	—	—	5,003	5	495	—	—	—	—	500
Stock issued in lieu of interest—related party	—	—	120	—	12	—	—	—	—	12
Proceeds from stock purchase agreement	—	—	15,797	16	984	—	—	—	—	1,000
Proceeds from related party stock purchase agreement	—	—	70,563	71	5,175	—	—	—	—	5,246
Expiration of Series B preferred stock	(611)	(6)	—	—	6	—	—	—	—	—
Reclassification of Series D preferred stock and warrants	4,893	49	—	—	12,525	—	—	—	—	12,574
Reclassification of Series D-1 preferred stock and warrants	(4,893)	(49)	—	—	(12,525)	—	—	—	—	(12,574)
Proceeds from Series G preferred stock	—	—	—	—	1,500	—	—	—	—	1,500
Proceeds from Series H preferred stock	—	—	—	—	2,300	—	—	—	—	2,300
Proceeds from Series I preferred stock	—	—	—	—	10	—	—	—	—	10
Proceeds from Rights Offering, net	—	—	7,921	8	266	—	—	—	—	274
Net loss	—	—	—	—	—	(18,280)	—	—	(156)	(18,436)

Balance, December 31, 2010	—	$—	380,736	$381	$189,520	$(162,675)	28	$(39)	$(296)	$26,891

The Notes to the Consolidated Financial Statements are an integral part of these statements.

ENTECH SOLAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note (1) Liquidity and Capital Resources

At December 31, 2010, Entech Solar, Inc.’s (“Entech Solar”, the “Company”, “we”, “us” and “our”) , we had approximately $2.7 million in cash compared to $2.0 million at December 31, 2009. Net cash used in operating activities for the year ended December 31, 2010, was $10.1 million compared to $13.9 million used in operations for the same period in 2009. Net cash used in operating activities for the year ended December 31, 2010, was primarily the result of our net loss of $18.4 million, offset by non-cash charges primarily consisting of share-based compensation costs of $4.6 million, depreciation and amortization expenses of $3.0 million.

During the year ended December 31, 2010, there was $38,000 provided by investing activities compared to $43,000 in the same period in 2009. Net cash provided by financing activities in the year ended December 31, 2010, totaled $10.7 million compared to $3.6 million in the trailing year ended December 31, 2009.

The Company has historically financed operations and met capital expenditure requirements primarily through issuances of capital stock and borrowings and through solar system equipment sales. During 2010, the Company did not market solar system equipment and does not anticipate marketing such equipment until fiscal 2011.

Presently, with no further financing, we anticipate that we will run out of funds at or near the third quarter of 2011. If we are unable to raise additional financing, we could be required to further reduce our spending plans, further reduce our workforce, license to others our products or technologies that we would otherwise seek to commercialize ourselves and/or sell certain assets. We may even be forced to discontinue operations. There can be no assurance that we can obtain financing, if at all, on terms acceptable to us.

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

Note (2) Nature of the Business

OVERVIEW

We plan to become a leading developer of renewable energy technologies for the commercial, industrial and utility markets. Our designs in concentrating solar modules that directly produce electricity from sunlight are a part of our SolarVolt™ product line. In January 2010, we launched our patented, state-of-the-art collimating skylight that we believe provides superior light output and optical efficiency for commercial and green building initiatives.

Our target customers will be both distributors and end-users of energy who are interested in reducing their energy costs, environmental impact, and the variability of their monthly electricity and natural gas cost due to the volatility associated with these energy supplies. We believe we can become a leading energy solutions supplier to industrial, commercial and public sector clients.

We did not have significant revenues from operations during 2010, nor do we expect to have significant revenues in 2011, because our primary focus is on developing and commercializing our next-generation patented technologies so that we can provide low-cost and reliable SolarVolt™ and skylight products.

During the first quarter of 2010, changing market conditions led us to select our electricity only product SolarVolt™ CPV module as the top priority in our CPV power products business. Compared to our previous generations of terrestrial CPV technology, SolarVolt™ CPV offers substantial benefits in weight, volume, manufacturing scalability, durability, and cost-effectiveness. In September 2010, we submitted SolarVolt™ for independent certification testing. This milestone is a key step in commercializing our latest CPV product designed to produce electricity for large commercial, industrial, government and utility applications. This key step places us on target to have a fully certified product for commercialization between the second and third quarters of 2011 to address the rapidly growing global photovoltaic market. This new Entech Solar product is protected by several issued and pending patents. We may follow SolarVolt™ with a new and improved version of ThermaVolt™, our electricity and hot water product.

On January 28, 2008, we completed the acquisition of ENTECH, Inc. (“ENTECH”), a Fort Worth, Texas company that previously operated for 25 years in the concentrating photovoltaic (“CPV”) industry. ENTECH received development funding from and/or installed CPV systems for NASA, Sandia National Laboratories, Department of Energy, Department of Defense and major U.S. utilities and corporations.

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

Fair Value of Financial Instruments

The Company’s financial statements include accounts receivable, accounts payable, accrued expenses and preferred stock warrants which are short term in nature. The Company believes the carrying value of these financial instruments reasonably approximates their fair value.

Concentration of Credit Risk and Significant Customers

The Company holds cash and cash equivalents at one major financial institution and periodically invests all non-FDIC insured funds in government-backed U. S. Treasury bills. The Company had no monies invested in U.S. Treasury bills at December 31, 2010. Historically, the Company has not experienced any losses as a result of such concentration of credit risk. We do not require collateral or other security against accounts receivable; however, it maintains reserves for potential credit losses and such losses have historically been within management’s expectations.

Product Warranty

The Company historically provided for the estimated cost of product warranties relating to its legacy business at the time revenue was recognized. Since the Company has a limited operating history, adjustments in future periods may be required as its installations mature. The following table summarizes the activity regarding the Company’s warranty accrual:

Balance, December 31, 2008	$832,490
Accruals for warranties issued during 2009	27,402
Utilization of warranty reserve during 2009	(24,926)

Balance, December 31, 2009	834,966
Accruals for warranties issued during 2010	—
Utilization of warranty reserve during 2010	(52,845)

Balance, December 31, 2010	$782,121

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

Segment Information

The Company operates in one segment. All the Company’s assets are located in the United States.

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the data we used to calculate the allowance provided for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected. In recording any additional allowances, a respective charge against income is reflected in the general and administrative expenses, and would reduce the operating results in the period in which the increase is recorded. At December 2010 and 2009 there was no such allowance for doubtful accounts.

Accounting for Income Taxes

We are required to estimate income taxes in each of the jurisdictions in which we operate as part of our consolidated financial statements. This involves estimating the actual current tax in addition to assessing temporary differences resulting from differing treatments for tax and financial accounting purposes. These differences together with net operating loss carryforwards and tax credits may be recorded as deferred tax assets or liabilities on the balance sheet. A judgment must then be made of the likelihood that any deferred tax assets will be recovered from future taxable income. To the extent that we determine that it is more likely than not that deferred tax assets will not be utilized, a valuation allowance is established. Taxable income in future periods significantly different from that projected may cause adjustments to the valuation allowance that could materially increase or decrease future income tax expense.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The carrying amount of cash and cash equivalents approximates its fair value due to its short-term nature.

Prepaid Financing Fees

In conjunction with the Socius transaction and associated registration statement, the Company incurred financing cost, primarily legal and accounting related, in the amount of $257,000. This amount is presented in the accompanying consolidated balance sheet as “Prepaid financing fees”. Should the Company be successful in its financing efforts the amounts will be reclassed to equity at the time the transaction is consummated. All unsuccessful financing transactions will be written off to the statement of operations in the period in which the transaction was determined to not be consummated. There were no such financing related costs at December 31, 2010.

Inventory

Inventory is stated at the lower of cost or market determined by the First-In, First-Out (FIFO) method. Historically, inventory has consisted mainly of purchased system components. Inventories in excess of future demand are written down and charged to the provision for inventories. At the point of which a loss is recognized, a new, lower cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. Inventory reserves relate to a 2009 non-cash impairment charge based on the Company’s decision to suspend manufacturing operations at its Texas plant and transition from the flat-plate project business.

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

We follow the provision of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification(“ ASC”). In accordance with the Company’s adoption of the sections of FASB ASC 820, “Fair Value Measurements,” related to non-financial assets and liabilities on January 1, 2009, and applying the guidance relating to the Company’s first quarter 2009 suspension of manufacturing of its legacy products, the Company evaluated the portions of fixed assets that directly relate to the suspended manufacturing announcement and subsequently recorded a fixed asset write-down in the amount of approximately $4,467,000. The Company used significant unobservable inputs (Level 3), such as an alternate use for the fixed assets, to determine the fair value of the fixed assets.

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

We perform our annual impairment test based on information available at the end of each fiscal year, unless triggering events occur that would cause us to test for impairment at interim periods. The evaluation is based on estimates of undiscounted future cash flows over the remaining useful life of the assets. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to fair value. As of December 31, 2009, we identified an intangible impairment that aggregated $863,000. There was no such impairment in 2010.

Goodwill

FASB ASC 350-30, Goodwill and Other Intangible Assets. FASB ASC 350-20 requires an annual impairment test for goodwill and other intangible assets with indefinite lives. Under FASB ASC 350-20, the first step of the impairment test requires that we determine the fair value of each reporting unit, and compare the fair value to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and we must perform a second more detailed impairment assessment. The second impairment assessment involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify a potential impairment charge as of the assessment date. For the years ended December 31, 2010 and 2009, we had one operating segment and one reporting unit because as a development-stage company, we do not have separable components that satisfy the definition of a business and that have discrete operating financial information.

The impairment test pursuant to FASB ASC 350 requires us to compare the fair value of business reporting units to carrying value, including goodwill. To determine the fair value of its reporting unit, we and our specialist valuation consultants use primarily a discounted cash flow model under the income approach. Further, we have determined that the income approach is the most appropriate, because of limited public comparables for the specific technology assets and development stage of the Company. The quoted price method is also used, but is given less weight in determining the fair value of the reporting unit than the DCF method, because of the relatively thin trading volume of our common stock and the uncertainty as to appropriate control adjustments to the market capitalization of our equity. In the DCF model, we use a ten-year projection period for the business, reflecting management’s best estimates of development costs and time to market for its technology, as well as estimates of future sales based on the assumption that we will achieve a 1.0% - 2.0% market share of the projected U.S. market for comparable solar energy devices. The discount rate is determined using a weighted average cost of capital method with the cost of equity determined by reference to historical venture capital rates of return on development stage technology companies. Key inputs to the quoted price method are directly observable market prices, as adjusted, and represents Level 2 inputs. Key inputs to the DCF analysis include internally developed estimates and projections that are Level 3 inputs. Goodwill was recorded in connection with the acquisition of ENTECH in January 2008. Goodwill consists of the excess of cost over the fair value of net assets acquired in business combinations accounted for as purchases. Application of the goodwill impairment test requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the periods over which cash flows will occur, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. We perform our annual impairment test based on December 31 information each year, unless triggering events occur that would cause us to test for impairment at interim periods. As of December 31, 2009, we identified a goodwill impairment that aggregated $4,641,000. There was no such impairment in 2010.

Research and Development

Research and development costs are expensed as incurred.

Advertising Costs

Advertising costs are expensed as incurred and were approximately $51,000 and $41,000 for the years ended December 31, 2010 and 2009, respectively.

Share-Based Compensation

The Company accounts for stock option grants under the provisions of FASB ASC 718 Stock Compensation (“ASC 718”), which require all companies to measure and recognize compensation expense at fair value for all stock-based payments to employees and directors.

The Company uses the Black-Scholes option-pricing model to estimate fair value of grants of employee and director stock options. The Company calculates expected volatility for a share-based grant based on historic daily stock price observations of our common stock during the period immediately preceding the grant that is equal in length to the expected term of the grant. FASB ASC 718 also requires that estimated forfeitures be included as a part of the estimate of expense as of the grant date. The Company has used historical data to estimate expected employee behaviors related to option term, exercises and forfeitures. With respect to grants of options, the risk free rate of interest is based on the U.S. Treasury rates appropriate for the expected term of the grant or award.

Compensation expense for the years ended December 31, 2010 and 2009 was approximately $4,619,000 and $2,049,000, respectively. This expense is presented as part of the operating results in Selling, General and Administrative expenses.

Net Loss per Common Share

Basic loss per share includes no dilution and is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. As presented, the Company’s basic and diluted net loss per share attributable to common stockholders is based on the weighted average number of common shares outstanding during the period. The calculation of diluted net loss per common share for the years ended December 31, 2010 and 2009 does not include other potential common shares, including shares issuable upon exercise of options, warrants and conversion rights, since their effect would be anti-dilutive due to the Company’s losses. Below is a table of the potential issuable shares as of December 31, 2010 and 2009, respectively:

	2010	2009
Warrants, excluding Series D-1/D Preferred Stock	127,252,097	5,544,660
Stock options	87,963,170	31,385,334
Preferred stock conversion rights	63,818,090	53,212,804

Total	279,033,357	90,142,798

Reclassifications

Certain prior year balances have been reclassified to conform to current year presentation.

Note (4) Contracts

Information with respect to uncompleted contracts for the year ended December 31, 2009 (in thousands):

2009
Costs incurred on contracts	$1,271
Estimated losses	(1,330)

(59)
Billings to date	—

Net costs and estimated losses in excess of billings	$(59)

These amounts are included in the accompanying consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings	35
Billings in excess of costs and estimated losses	(94)

$(59)

There were no uncompleted contracts as of December 31, 2010.

The Company generates billings based on the fulfillment of milestones, which are set forth in the signed contract for each project. Milestones may include, but are not limited to; initial permits being satisfied, delivery of materials, and installation when substantially complete.

Note (5) Property and Equipment

Property and equipment consist of the following at December 31, 2010 and 2009 (in thousands):

	2010	2009
Machinery and equipment	$1,496	$1,526
Vehicles	4	60
Computers	730	727
Leasehold improvements	1,269	1,578

	3,499	3,891
Less accumulated depreciation and amortization	(1,434)	(908)

Property and equipment, net	$2,065	$2,983

Depreciation and amortization expense in 2010 and 2009 were approximately $571,000 and $398,000, respectively.

Note (6) Intangible Assets

Intangible assets are listed below with associated accumulated amortization as of December 31, 2010 and 2009 (in thousands):

	2010	2009
ENTECH trademark	$1,600	$1,600
ENTECH technology	22,887	22,887
Accumulated amortization	(7,178)	(4,792)

Intangible assets, net	$17,309	$19,695

Amortization expenses for 2010 and 2009 were approximately $2,386,000 and $2,500,000, respectively.

Based on the carrying amount of the intangible assets, and assuming no future impairment of the underlying assets, the estimated future amortization expense is as follows (in thousands):

Year ended December 31, 2011	$2,386
Year ended December 31, 2012	2,386
Year ended December 31, 2013	2,386
Year ended December 31, 2014	2,386
Year ended December 31, 2015	2,386
Thereafter	3,779

Total future amortization expense	$15,709

The ENTECH trademark has an indefinite life and is therefore not being amortized.

Note (7) Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at December 31, 2010 and 2009 (in thousands):

	2010	2009
Accounts payable—contracts	$370	$384
Accrued salaries	198	544
Accrued payroll tax and 401K	13	98
Accrued warranty reserve	782	835
Deferred Rent	75	98
Renewable energy credit obligation	65	65
Accrued Insurance	29	115
Other accrued expenses	153	162

Total	$1,685	$2,301

Note (8) Related Party Transactions

On December 16, 2010, we issued and sold 15,000,000 shares of common stock to JEMZ Trust for total proceed of $1,000,500.

On December 6, 2010, we issued and sold 15,000,000 shares of our common stock to JEMZ Trust for total proceeds of $1,000,500.

On November 29, 2010, we entered into a preferred stock cancellation agreement with The Quercus Trust pursuant to which The Quercus Trust cancelled its ownership interest in our shares of Series I preferred stock. As a result, there are currently no shares of Series I preferred stock issued and outstanding.

On November 29, 2010, we entered into a preferred stock exchange agreement pursuant to which The Quercus Trust exchanged all of its shares of Series D convertible preferred stock for an equal number of shares of Series D-1 convertible preferred stock. In addition, The Quercus Trust exchanged its warrant to acquire share of our Series D convertible preferred for a warrant to acquire an equal number of shares of our Series D-1 convertible preferred stock. The Series D-1 convertible preferred stock has all of the same rights and preferences as the Series D convertible preferred stock except that the Series D-1 convertible preferred stock does not contain the exclusive rights to appoint or elect directors to our Board of Directors. As of December 16, 2010 no shares of Series D convertible preferred stock are authorized.

On September 30, 2010, the Company and The Quercus Trust entered into a Stock Purchase Agreement, pursuant to which The Quercus Trust purchased 5,123,287 shares of our common stock, par value $0.001 per share, at a price of $0.10 per share, for an aggregate purchase price of approximately $512,000. The Quercus Trust acquired these shares of common stock and paid the purchase price through the cancellation of a promissory note due and payable by the Company to The Quercus Trust. At the time of cancellation and exchange, the amount of principal and accrued interest due and payable by the Company under the promissory note was approximately $500,000 in principle and $12,000 in accrued interest, which amount to the purchase price paid for the common stock.

On June 25, 2010, and as amended January 5, 2011 we entered into a Series H Preferred Stock Purchase Agreement pursuant to which The Quercus Trust agreed to purchase, in the event of the death of David Gelbaum on or before December 31, 2010 (the ‘Triggering Event”), 1,000 shares of the Company’s Series H preferred stock, par value $0.01 per share, at $10,000 per share, for an aggregate purchase price of $10,000,000. In connection with this purchase the Company would also issue to The Quercus Trust a warrant to purchase $13,500,000 worth of shares of the Company’s common stock at an exercise price equal to the closing price of the Company’s common stock on the day prior to the issuance of the warrant. In addition to the occurrence of the Triggering Event, the issuance of the Series H preferred shares is also contingent upon the receipt by The Quercus Trust of life insurance proceeds in the amount of $10,000,000. In exchange for entering into the purchase agreement, the Company paid to The Quercus Trust a commitment fee of $100,000 which was paid by the Company through the issuance of 10 shares of Series H preferred stock to The Quercus Trust along with a warrant to acquire 843,750 shares of the Company’s common stock at an exercise price of $0.16 per share. While the Company is not aware of any facts or circumstances to suggest that Mr. Gelbaum is ill or that the Triggering Event may occur, it is the Company’s understanding that The Quercus Trust has entered into this purchase agreement in an effort to continue its support of the Company should Mr. Gelbaum die on or before June 30, 2011.

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

On May 10, 2010, we issued and sold 200 shares of Series H preferred stock to The Quercus Trust for an aggregate $2,000,000. As part of the transaction, The Quercus Trust received a warrant to purchase 22,500,000 shares of the Company’s common stock at an exercise price of $0.12 per share. As mentioned above, this ownership interest terminated on November 29, 2010.

On April 30, 2010, we issued and sold to The Quercus Trust 20 shares of Series H preferred stock for $200,000. As part of the investment transaction, The Quercus Trust received a warrant to purchase 2,076,923 shares of the Company’s common stock at an exercise price of $0.13 per share.

On March 19, 2010, we sold 150 shares of Series G Preferred Stock for $1.5 million in cash to The Quercus Trust. As part of the transaction, we also issued to The Quercus Trust a warrant to purchase 11,911,764 shares of common stock with an exercise price of $0.17 per share.

On February 8, 2010, the Company announced that David Gelbaum, Chairman and Trustee of The Quercus Trust, a major stockholder of the Company, became Chief Executive Officer, replacing Dr. Frank W. Smith, who had served as the Company’s CEO since March 2008.

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

Transactions between the Company and The Quercus Trust and JEMZ Trust, or in each case its co-trustee, David Gelbaum, are considered related party transactions. Under the terms of our Related Party Transaction Policy and Procedures, transactions with related parties requiring disclosure under United States securities laws require prior approval of (a) the Board of Directors and the Audit Committee (acting in each case by a majority of the directors then in office who have no interest in a proposed related party transaction) or (b) the Board of Directors and a committee of not less than two independent directors appointed by the Board of Directors who have no interest in the proposed related party transaction being considered (a “Special Committee”).

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

Sale of Mobile MaxPure® Assets

On March 6, 2009, we finalized the sale to Quentin T. Kelly, our former Chief Executive Officer, of substantially all of the Mobile MaxPure® assets and certain trademarks relating to our former names for $358,035. Mr. Kelly received a $225,000 purchase price credit and the parties agreed that the balance of the purchase price, $133,035, would be paid by Mr. Kelly through the reduction of Mr. Kelly’s cash severance payments payable to him pursuant to the Separation Agreement and General Release that we entered into with Mr. Kelly on January 20, 2009.

Note (9) Convertible Preferred Stock

As of December 31, 2010, the Company 4,892,857 shares of Series D-1 Convertible Preferred Stock and 505,044 warrants to purchase shares of Series D-1 stock outstanding.

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

Series D Convertible Preferred Stock

The Series D Stock has the designations, preferences and rights set forth in the Certificate of Designation filed with the Secretary of State for the State of Delaware on November 29, 2006 (the “Certificate of Designation”). Pursuant to the Certificate of Designation, holders of Series D Stock have the following rights, among others: (i) the sole right and discretion to convert their shares of Series D Stock at any time and from time to time into such number of fully paid and non-assessable shares of common stock, par value $0.001, of the Company (the “Common Stock”) initially equal to such number of shares of Series D Stock multiplied by ten, subject to certain adjustments as more fully set forth in the Certificate of Designation including weighted average anti-dilution rights, (ii) the right to vote together with the holders of common stock as a single class on all matters submitted for a vote of holders of common stock, (iii) for so long as the beneficial ownership by the holders of Series D Stock (on a fully-diluted basis) does not fall below ten percent (10%) of the then outstanding shares of common stock, the exclusive right to elect two members of the Board of Directors of the Company, (iv) for so long as the beneficial ownership by the holders of Series D Stock (on a fully-diluted basis) is between five percent (5%) and ten percent (10%) of the then outstanding shares of common stock, the exclusive right to elect one member of the Board of Directors of the Company, (v) certain liquidation preferences as detailed in the Certificate of Designation and (vi) the right to receive dividends in an amount equal to the amount of dividends that such holder would have received had the holder converted its shares of Series D Stock into shares of common stock as of the date immediately prior to the record date for such dividend. The liquidity event is any change in control whereby the new person or entity has 50% or more beneficial ownership in the existing company. Since the potential change in ownership is outside the control of the Company, the existing preferred stockholders would have the right to demand cash payment equal to the liquidation value of the preferred stock plus accrued dividends.

During 2008 and 2009, The Quercus Trust acquired from a third party all of the Company’s outstanding Series D Preferred Stock, a total of 4,892,857 shares. The Quercus Trust also acquired 505,044 warrants to purchase additional shares of Series D preferred stock.

On November 29, 2010, we entered into a preferred stock exchange agreement pursuant to which The Quercus Trust exchanged all of its shares of Series D convertible preferred stock for an equal number of shares of Series D-1 convertible preferred stock. In addition, The Quercus Trust exchanged its warrant to acquire shares of our Series D convertible preferred for a warrant to acquire an equal number of shares of our Series D-1 convertible preferred stock. The Series D-1 convertible preferred stock has all of the same rights and preferences as the Series D convertible preferred stock except that the Series D-1 convertible preferred stock does not contain the exclusive right to appoint or elect directors to our Board of Directors. As of December 31, 2010 no shares of Series D convertible preferred stock are authorized.

Series C and D-1 Convertible Preferred Stock Classification

The Series C preferred stock was and the Series D-1 convertible preferred stock is classified outside of permanent equity pursuant to Financial Accounting Standards Board Accounting Standards Codification ASC 505-10 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” The warrants to acquire Series D-1 convertible preferred stock are classified as a current liability under the guidance established in FASB ASC 505-10. The classification as a current liability is due to a change in The Quercus Trust beneficial ownership percentage. During the second quarter of 2010, The Quercus Trust became beneficial owners of approximately 54% of the Company’s voting securities. As of March 23, 2011, The Quercus Trust was the beneficial owner of approximately 39% of our common stock.

The value of the warrants to purchase Series D-1 convertible preferred stock is calculated by converting them to their common share equivalents, then utilizing the Black-Scholes option pricing model to arrive at a fair value. The amounts allocated to the preferred stock and warrants were equivalent to their relative fair values. The warrants were valued at their redemption amount of $1,393,827.

Liquidation Preference

Upon liquidation, holders of the Series D-1 convertible preferred stock will be entitled to the greater of (1) a per share amount equal to the original purchase price plus any dividends accrued but not paid and (2) the amount that the holder would receive in respect of a share of Series D-1 convertible preferred stock if immediately prior to dissolution and liquidation, all shares of Series D-1 convertible preferred stock were converted into shares of common stock. The liquidation preference of the Series D-1 convertible preferred stock at December 16, 2010 was $13,500,000.

Note (10) Common Stock Transactions

Common stock transactions during the year ended December 31, 2010 consisted of the following:

	Shares	Price Per Share
Shares Issued and Outstanding December 31, 2009	277,485,359

Shares sold under related party purchase agreement	70,562,500	$0.07-0.08
Shares sold in connection with Rights offering	7,920,644	0.08
Shares issued in lieu of repayment of related party note payable	5,123,285	0.10
Shares issued in lieu of commitment fee	3,157,727	0.08
Shares issued in lieu of severance	100,000	0.08
Shares sold under stock purchase agreement	15,797,790	0.06
Shares issued in lieu of rent	588,100	0.08

Shares issued during the year ended December 31, 2010	103,250,046

Shares issued and Outstanding December 31, 2010	380,735,405

On December 16, 2010 and December 6, 2010, we entered into Stock Purchase Agreements with JEMZ Trust whereby an aggregate of 30,000,000 common shares were issued at $0.0667 per share. JEMZ Trust is a trust controlled by David Gelbaum, our Chief Executive Officer and Chairman of our Board of Directors.

On October 12, 2010, we issued and sold Chapman University a California non-profit corporation, 15,797,790 shares of the Company’s common stock at a price of $0.0633 per share for an aggregate purchase price of $1,000.000.

On December 15, 2009, December 17, 2009 and December 22, 2009, we entered into Stock Purchase Agreements with The Quercus Trust whereby an aggregate of 12,500,000 common shares were issued at $0.08 per share.

On September 10, 2009, The Quercus Trust provided us a $2,000,000 convertible promissory note that accrued interest at 8% until converted to 25,498,630 common shares on December 14, 2009.

Note (11) Warrant Transactions

The Company uses the fair value method to account for transactions with non-employees in which unregistered common stock shares are issued in consideration for extensions of short-term loans, commissions for debt and equity financing, and the provision of goods or services. The fair value of all warrants is calculated using the binomial pricing model with the following assumptions: dividend yield of zero percent; expected volatility (calculated on a case by case situation), utilizing the current risk free interest rate, and an average term of 10 years. The relative fair value of the warrants resulted in no non-cash expense charges, for the years ended December 31, 2010 and 2009, respectively. All warrants below are exercisable immediately. All warrants are exercisable into common stock only and do not include Series D-1 Preferred Stock warrants.

Warrant transactions consisted of the following during the year ended December 31, 2010:

	Exercisable Warrants	Stock Price
Warrants outstanding as of December 31, 2009	5,544,660	$0.38
Warrants issued in 2010	121,707,437
Cancellation of certain warrants	—
Exercise of warrants	—
Expiration of outstanding warrants	—

Warrants outstanding as of December 31, 2010	127,252,097	0.11

Warrants outstanding expire as follows:

Year	Warrants Expiring	Strike Price
2011	3,254,460	0.29
2012	2,290,200	0.51
2013	84,375,000	0.08
2014	—	—
2015	37,332,437	0.14

	127,252,097	0.11

Note (12) Income Taxes

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

Income tax benefit for the years ended December 31, 2010 and 2009 was as follows:

	2010	2009
Federal:
Current	$—	$—
Deferred	—	—

	—	—

State:
Current	—	—
Deferred	—	—

	$—	$—

Income taxes computed using the federal statutory income tax rate differs from the Company’s effective tax rate primarily due to the following for the years ended December 31, 2010 and 2009:

	2010	2009
Income tax benefit at US federal statutory tax rate	$(6,248,362)	$(11,210,800)
State income taxes, net of federal tax effect	(836,305)	(1,846,600)
Permanent items	1,461,429	583,000
Change in deferred tax asset valuation allowance	5,623,238	12,474,400

	$—	$—

As of December 31, 2010, the Company had federal and state net operating loss carryforwards totaling approximately $105,445,000 and $93,200,000, respectively, available to reduce future taxable income and tax liabilities which expire at various dates between 2011 and 2030. In addition, as of December 31, 2010, the Company had federal research and development tax credit carryforwards of approximately $181,000 available to reduce future taxable income and tax liabilities that expire at various dates between 2011 and 2030. The timing and extent to which the Company can utilize future tax deductions in any year may be limited by provisions of the Internal Revenue Code regarding changes in ownership of corporations (i.e. IRS Code Section 382). The Company has not done an IRS Code Section 382 study and as such has not yet determined the extent of these limitations, if any. If limited, net operating loss carryforwards could expire unused due to Internal Revenue Code limitations.

The Company participates in the State of New Jersey’s corporation business tax benefit certificate transfer program (the “Program”), which allows certain high technology and biotechnology companies to transfer unused New Jersey net operating loss carryovers and research and development tax credits to other New Jersey corporation business taxpayers.

Deferred Taxes at December 31, 2010 and 2009 are summarized as follows:

	2010	2009
Gross deferred tax assets
Net operating loss carryforwards	$41,387,426	$36,704,400
Warranty reserve	312,624	333,700
Accrued expenses and deferred compensation	4,325,032	2,160,000

	46,025,082	39,198,100
Gross deferred tax liabilities—intangible asset	(7,216,410)	(7,171,000)
Deferred tax valuation allowance	(38,808,672)	(32,027,100)

	$—	$—

The Company is required to estimate its income taxes in each of the jurisdictions in which it operates as part of its consolidated financial statements. This involves estimating the actual current tax in addition to assessing temporary differences resulting from differing treatments for tax and financial accounting purposes. These differences together with net operating loss carryforwards and tax credits may be recorded as deferred tax assets or liabilities on the balance sheet. A judgment must then be made of the likelihood that any deferred tax assets will be recovered from future taxable income. To the extent that the Company determines that it is more likely than not that deferred tax assets will not be utilized, a valuation allowance is established. Taxable income in future periods significantly different from that projected may cause adjustments to the valuation allowance that could materially increase or decrease future income tax expense. As of December 31, 2010 and 2009, an allowance equal to 100% of the deferred tax asset was recorded.

There were no significant matters determined to be unrecognized tax benefits taken or expected to be taken in a tax return that have been recorded on the Company’s consolidated financial statements for the year ended December 31, 2010. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the years ended December 31, 2010 and 2009.

The Company files corporate income tax returns to the United States, both in the federal jurisdiction and in various state jurisdictions. The Company is subject to federal income tax examination for calendar tax years 2007 through 2010 and is also subject to various state income tax examinations for calendar years 2006 through 2010.

Note (13) Stock-Based Compensation Plans

Incentive Stock Option Plan

In 1999, the Board of Directors and stockholders approved our 1999 Incentive Stock Option Plan (the “1999 Plan”). The 1999 Plan authorizes the issuance of incentive stock options and nonqualified stock options. The Compensation Committee determines the type, amount and terms, including vesting, of any award made under the incentive plan. Incentive stock options generally vest as follows: grants to officers—generally over a defined term up to three years; and grants to employees—over the succeeding three years and expire ten years from the date of the grant. Nonqualified stock option grants to directors and consultants generally vest immediately upon grant and expire three years from the date of grant.

At our annual stockholders meeting held on August 27, 2009, our stockholders voted to increase the number of shares authorized for issuance under the 1999 Plan from 50,000,000 to 80,000,000. At our annual stockholders meeting held on August 4, 2010, our stockholders voted to increase the number of shares authorized for issuance under the 1999 Plan from 80,000,000 to 130,000,000. At December 31, 2010, the shares available for future grants of stock options were 28,814,927.

The Company accounts for its stock-based compensation in accordance with FASB ASC 718-10 “Share-Based Payments,” which requires all companies to measure and recognize compensation expense at fair value for all stock-based payments to employees and directors. Compensation expense recognized in the financial statements includes estimated expense for stock options granted, based on the grant date fair value estimated in accordance with the provisions of FASB ASC 718.

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

During 2010, modifications were made to the terms for certain option holders. The Company accounted for these modifications in accordance with ASC 718-10 and noted that there was no material incremental compensation cost to be recognized.

At December 31, 2010, there was approximately $3,430,000 of total unrecognized compensation cost related to outstanding options that is expected to be recognized over a weighted-average period of 1.33 years.

The fair value of each stock option grant at the grant date is calculated using the Black-Scholes option pricing model with the following assumptions for the years ended December 31:

	Weighted Average 2010	Weighted Average 2009
Risk-free interest rate	1.26%	1.68%
Expected term (years)	2-3 years	2-4 years
Expected volatility	116.30%	109.41%
Expected dividend yield	—%	—%
Estimated fair value per stock option granted	$0.09	$0.13

The following is a summary of stock option activity:

	Shares	Weighted- Average Exercise Price	Term
Balance, December 31, 2009	31,385,334	$0.26
Granted	79,446,000	0.14
Forfeited or expired	(22,868,164)	0.17
Exercised	—	0.00

Balance, December 31, 2010	87,963,170	0.17	8.69

Options Exercisable, December 31, 2010	47,875,263	0.20	8.17
Unvested Options, December 31, 2010	80,346,468	0.17	8.63

Summarized information about stock options outstanding is as follows:

Range	Number of Options Outstanding at 2010	Average Remaining Life	Average Exercise Price	Options Exercisable, at December 31, 2010	Average Exercise Price of Exercisable Options
$0.07-0.10	12,293,772	9.27	$0.09	6,322,937	$0.10
0.12-0.13	8,216,667	9.21	0.12	2,933,332	0.12
0.14	28,333,416	9.40	0.14	11,466,749	0.14
0.15	14,605,388	7.62	0.15	10,579,493	0.15
0.17	14,081,879	9.19	0.17	6,297,872	0.17
0.22-0.40	6,600,000	5.83	0.38	6,600,000	0.38
0.44-0.56	3,832,048	7.45	0.46	3,674,880	0.46

	87,963,170			47,875,263

The aggregate intrinsic values of options outstanding, options exercisable and options expected to vest were $0 at December 31, 2010 and December 31, 2009. The total intrinsic value of options exercised for the years ended December 31, 2009 was approximately $21,000. There were no options exercised during the year ended December 31, 2010.

Note (14) Employees’ Savings Plan

The Company established a 401(k) plan in 2000 for eligible employees. Under the provisions of the plan, eligible employees may voluntarily contribute a portion of their compensation up to the statutory limit. The Company contributes 100% up to 3% for each dollar a participant contributes, 50% of the next 2% of contributions, with a maximum contribution of 4%. Matching contributions were $45,000 in 2010 and $70,000 in 2009.

Note (15) Commitments and Guarantees

The Company’s commitments as of December 31, 2010, for the years 2011 through 2015 and thereafter as summarized below:

(In thousands)	2011	2012	2013	2014	2015	Thereafter	Total
Renewable energy credit guarantee obligations	$60	$60	$—	$—	$—	$—	$120
Operating lease payments	862	876	893	865	708	1,206	5,410

Total	$922	$936	$893	$865	$708	$1,206	$5,530

The ENTECH stockholders are entitled to receive future earn-out consideration calculated as 5% of ENTECH’s gross revenues determined in accordance with generally accepted accounting principles until the accumulated total of such earn-out payments paid by the Company to the ENTECH stockholders equals $5,000,000. As of December 31, 2010, no earn-out payments have been accrued.

Operating Leases

Texas

Our executive office and research and development facility is housed in a 71,000 square foot facility in Fort Worth, Texas. The facility is leased under an operating lease that commenced March 7, 2008, for a period of ten (10) years expiring in 2018.

New Jersey

In 2009 and 2010, we occupied a 30,000 square foot site located at 200 Ludlow Drive, Ewing, New Jersey. The facility was leased under an operating lease that commenced on July 1, 2007, and terminated on June 30, 2015. On March 11, 2010, the Company committed to an exit plan of its New Jersey facility and sought to sublease this facility and relocate retained personnel to a smaller facility in or near the New Jersey area. The exit plan had costs of $1.8 million in connection with the restructuring, of which approximately $0.4 million pertain to termination benefits to identified personnel which has been provided for and $1.4 million related to the remaining lease obligations. On October 31, 2010, we abandoned this facility.

On June 26, 2010, we entered into an operating lease agreement for an approximately 3,500 square foot site located in Trenton, New Jersey. Our engineering services activities have relocated to this facility. The lease commenced on July 8, 2010 and terminates on July 31, 2013.

Employment Agreements

In connection with the acquisition of ENTECH, Inc. in January 2008, we entered into employment agreements with five ENTECH employees that provide for base annual compensation ranging between $79,284 and $196,248. Each of the five ENTECH employees also received options to purchase 300,000 shares of our common stock. As additional compensation, four of such ENTECH employees are entitled to an amount calculated as 0.2% of ENTECH’s gross revenues determined in accordance with accounting principles generally accepted in the United States until the accumulated total of such additional compensation paid by us to each of them equals $1,000,000. As of December 31, 2010, no additional compensation was earned.

On December 18, 2006, we entered into a five-year employment agreement with Mr. Kelly, our former Chief Executive Officer, effective January 1, 2007. We amended Mr. Kelly’s employment agreement on December 31, 2008 such that, upon Mr. Kelly’s termination from us, the total of Mr. Kelly’s cash severance payments were fixed at $900,000, he would receive 1,000,000 common shares of our stock, and all outstanding stock options would vest immediately. In addition, in the event that Mr. Kelly and the Company reached agreement on the sale of substantially all of the Mobile MaxPure ® assets, the amended employment agreement allotted Mr. Kelly $225,000 of credit towards the purchase price. Receipt of the amended severance compensation and the Mobile MaxPure ® purchase price credit were subject to Mr. Kelly entering into a release of claims on terms satisfactory to us. Mr. Kelly resigned on January 7, 2009 and the parties executed a Separation Agreement and General Release as of January 20, 2009. On March 6, 2009, we closed on the sale to Mr. Kelly of substantially all of the Mobile MaxPure ® assets and certain trademarks relating to our former names for $358,035. Mr. Kelly received the $225,000 purchase price credit and the parties agreed that Mr. Kelly would pay the balance of the purchase price, $133,035, through the reduction of Mr. Kelly’s cash severance payments. As of December 31, 2010, all amounts owed to Mr. Kelly have been paid.

Note (16) Contingencies

We are subject to various claims and suits from time to time in the ordinary course of its business. We are not aware of any pending or threatened litigation that could have a material adverse effect on our business, financial condition or results of operations.

Note (17) Supplemental Disclosure of Cash Flow Information

(In thousands)	2010	2009
Conversion of Series C 6% Convertible Preferred Stock	$—	$170
Stock issued in lieu of services	8	—
Stock issued in lieu of commitment fee	250	—
Stock issued in lieu of rent	47	—
Stock issued in lieu of interest-related party	12	—
Cash for interest and taxes	—	—

Note (18) Subsequent Events

On January 5, 2011, the Company and The Quercus Trust amended the Series H Preferred Stock Purchase Agreement, dated June 25, 2010 to extend the date from December 31, 2010 to June 30, 2011, pursuant to which Quercus, in the event of the death of David Gelbaum, agrees to purchase shares of the Company’s Series H Preferred Stock, par value $0.01 per share, at $10,000 per share, for an aggregate purchase price of $10,000,000. No other terms of the Purchase Agreement were changed or amended by the Amended Agreement. In consideration for The Quercus Trust’s entry into this amendment the Company paid to The Quercus Trust a commitment fee of $100,000 which was paid through the issuance to The Quercus Trust of 10 shares of the Company’s Series H preferred stock and a warrant to acquire 1,928,571 shares of the Company’s common stock at an exercise price of $0.07 per share.

On March 3, 2011, Socius purchased 5 shares of the Company’s Series G preferred stock, par value $0.01 per share, at $10,000 per share, for an aggregate purchase price of $50,000. The Company issued to Socius a warrant to purchase $67,500 worth of shares of the Company’s common stock at an exercise price of $0.06 per share. Socius exercised the warrants with a promissory note to the Company in the principal amount of $67,500 with interest accruing at 2% per annum, and a maturity date of March 2, 2015.

On March 7, 2011, the Company issued to Socius a warrant to purchase $135,000 worth of shares of the Company’s common stock at an exercise price of $0.08 per share. Socius exercised the warrants with a promissory note to the Company in the principle amount of $135,000 with interest accruing at 2% per annum, and a maturity date of March 7, 2015. On March 21, 2011, Socius purchased 10 shares of the Company’s Series G preferred stock for an aggregate purchase price of $100,000.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On August 19, 2010 the Audit Committee of the Company’s Board of Directors engaged EisnerAmper LLP to serve as the Company’s new independent registered public accounting firm, after it was notified on August 16, 2010 that Amper, Politziner and Mattia, LLP (“Amper”), an independent registered public accounting firm, would not be able to stand for re-appointment because it combined its practice on that date with that of Eisner LLP (“Eisner”) to form EisnerAmper LLP, an independent registered public accounting firm. The Company previously filed Form 8-K on August 19, 2010 acknowledging this change.

During the Company’s fiscal year ended December 31, 2009 and through the date we engaged EisnerAmper LLP, the Company did not consult with Eisner regarding any of the matters or reportable events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

The audit report of Amper on the consolidated financial statements of the Company as of and for the year ended December 31, 2009 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. Amper’s report on the Company’s financial statements did include an explanatory paragraph relating to the Company’s ability to continue as a going concern.

In connection with the audit of the Company’s consolidated financial statements for the fiscal year ended December 31, 2009 and through August 16, 2010, there were (i) no disagreements between the Company and Amper on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Amper, would have caused Amper to make reference to the subject matter of the disagreement in their report on the Company’s financial statements for such year or for any reporting period since the Company’s last fiscal year end and (ii) no reportable events within the meaning set forth in item 304(a)(1)(v) of Regulation S-K.

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

Changes in Internal Control

There has been no change in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting; as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, as system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the assessment using those criteria, management concluded that, as of December 31, 2010, our internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

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

Our directors and executive officers are as follows:

Name	Age	Position with the Company
David Gelbaum	61	Chief Executive Officer, Chairman of the Board, President and Director
Shelley Hollingsworth	49	Chief Financial Officer
Mark J. O’Neill	64	Chief Technology Officer and Director
James L. Doti, Ph.D.	64	Director
Carl Pope	65	Director
David Field	48	Director

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

James L. Doti, Ph.D. was elected as March 23, 2011, to fill one of the open seats on our Board of Directors. Dr. Doti is currently the President of Chapman University and holds the Donald Bren Distinguished Chair in Business and Economics. Prior to serving as President, Dr. Doti served as dean of Chapman’s School of Business and Management (today’s George L. Argyros School of Business and Economics). Dr. Doti earned his bachelor’s degree in economics from the University of Illinois and his master’s and doctorate degrees in economics from the University of Chicago. Dr. Doti’s qualifications to serve on our Board of Directors include his extensive business knowledge and experience managing a large organization.

Carl Pope was elected on December 9, 2010, to fill one of the open seats on our Board of Directors. Mr. Pope has been the Chairman of the Sierra Club since March 2010, after serving for more than seventeen years as the Sierra Club’s Executive Director. Mr. Pope received a B.A., summa cum laude, from Harvard College in 1967 and is the author or co-author of several books and articles on environmental issues. Mr. Pope was also appointed to the Special Committee of the Board of Directors. Mr. Pope’s qualifications to serve on our Board of Directors include his management experience as executive director of the Sierra Club and his knowledge and experience in a wide range of environmental matters including those related to “clean energy”.

David Field was originally nominated to our Board of Directors by The Quercus Trust pursuant to appointment rights previously held by The Quercus Trust. Mr. Field became a member of the Board on August 26, 2009. Since 2006, Mr. Field has been the President and Chief Executive Officer of Applied Solar, LLC, a solar product development company and is also currently the Chief Executive Officer of OneRoof Energy, Inc., a developer and operator of distributed energy generation systems. From 2005 to 2006, prior to joining Applied Solar, Mr. Field was a senior executive at Clark Security Products, an independent security distribution company. Previously, Mr. Field founded and managed several companies in the energy sector, including Sunthetic Energy, Inc. In 2001, Mr. Field founded and was Chief Executive Officer of Clarus Energy Partners, a leading Distributed Generation developer, owner and operator that was acquired by Hunt Power, an affiliate of Dallas-based Hunt Oil, in 2004. Prior to Clarus Energy, Mr. Field co-founded Omaha-based Kiewit Fuels, a renewable energy company specializing in the development of biofuels production. In addition to a career in sustainable energy development, he also has an extensive background in water technology and infrastructure development, with companies such as Bechtel, Peter Kiewit, and Poseidon Resources, as well as in corporate finance with Citicorp. Mr. Field serves on the board of directors of Applied Solar LLC, OneRoof Energy, Inc., and Solar Enertech, Inc., a manufacturer of photovoltaic energy cells. In July 2009, Applied Solar, Inc., of which Mr. Field was Chief Executive Officer, underwent a reorganization pursuant to chapter 11 of the Federal bankruptcy laws, during which time its assets were sold to Quercus APSO LLC, the predecessor of

Applied Solar LLC. Mr. Field holds a BBA from Western Michigan University and a MBA from the Thunderbird School of International Management. Mr. Field brings to the Board of Directors significant strategic and business insight from his experience founding, managing and developing companies in the energy sector and from his experience serving as a director on the boards of other public companies.

Shelley Hollingsworth has been our Chief Financial Officer since November 11, 2010, and originally joined us as Director of Financial Reporting in June 2009. Ms. Hollingsworth has over 25 years’ experience in all aspects of finance, accounting and administration in both private and public companies. Ms. Hollingsworth also serves as our Treasurer. From 2007 to 2009, Ms. Hollingsworth was an independent contractor providing finance and accounting services for a variety of companies including Entech Solar, Inc. Ms. Hollingsworth previously served as controller for Holigan Management Group, Inc. from 2004 to 2007. Ms. Hollingsworth holds a BBA from the University of Texas at Arlington and is a certified public accountant in the state of Texas.

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

Based solely on a review of reports furnished to us during fiscal year 2010 or written representations from the Reporting Persons, we believe that none of our Reporting Persons failed to file on a timely basis reports required by Section 16(a) during fiscal year 2010, with the following exceptions:

•	JEMZ Trust and AC Montgomery Nevada, LLC filed a late Form 4 on December 21, 2010, which reported one transaction.

•

David Gelbaum filed (i) a late Form 4 on November 29, 2010, which reported one transaction; (ii) a late Form 4 on October 5, 2010, which reported one transaction; (iii) a late Form 4 on May 7, 2010, which reported one transaction; and (iv) a late Form 4 on February 3, 2010, which reported two transactions.

•	Frank W. Smith, Sean Rooney, Mark J. O’Neill and Lawrence A. Kaufman filed a late Form 4 on March 25, 2010, which reported one transaction.

•	David A. Field filed a late Form 4 on February 8, 2010, which reported one transaction.

•	Sean Rooney and Sandra Martin filed a late Form 4 on January 11, 2010, which reported one transaction.

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

The Audit Committee is currently comprised of David Field, who is independent within the meaning of NASDAQ Stock Market rules and Rule 10A-3 promulgated under the Exchange Act. The Board has determined that it does not currently have an “audit committee financial expert” within the meaning of SEC rules but is actively seeking to add an independent audit committee financial expert to the Audit Committee. Since we are a small company with limited revenues and resources, it is challenging to find qualified directors to serve as “financial statement experts” on our Audit Committee. We are actively seeking to add new qualified members to our Board of Directors, including an audit committee financial expert.

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

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning the compensation of the Chief Executive Officer and the two most highly compensated executive officers, other than the Chief Executive Officer, for fiscal years 2009 and 2010.

Name and Principal Position	Year	Salary ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
David Gelbaum	2010	—	—	—	—
Chief Executive Officer and Chairman of the Board (2)

Dr. Frank W. Smith	2010	$59,231	$58,135	$146,766	$264,131
Former Chief Executive Officer and Director (3)(4)	2009	$220,000	$297,040	—	$517,040

Mark J. O’Neill	2010	$206,050	$1,315,496	$11,887	$1,533,433
Chief Technology Officer and Director (5)(6)(7)	2009	$206,050	$183,520	$22,572	$412,142

Sean C. Rooney	2010	$146,585	$298,050	$71,429	$516,063
Former Chief Operating Officer (8)(9)(10)	2009	$190,550	$84,000	$67,214	$341,764

Shelley Hollingsworth	2010	$100,000	$200,817	$14,848	$315,665
Chief Financial Officer (11)(12)(13)	2009	$52,809	$21,000	$—	$73,809

(1)

This column represents the aggregate grant date fair value of options granted during the respective fiscal year in accordance with FASB ASC Topic 718. The fair value of each stock option grant at the date of grant is calculated using the Black-Scholes option pricing model with the following assumptions for the years ended December 31:

	2010	2009
Risk-free interest rate	1.26%	1.68%
Expected term (years)	2-3 years	2-4 years
Expected volatility	116.30%	109.41%
Expected dividend yield	—%	—%
Estimated fair value per stock option granted	$0.09	$0.13

(2)	On February 8, 2010, the Board of Directors appointed David Gelbaum as Chief Executive Officer. Mr. Gelbaum does not receive a salary from the Company.
(3)	On March 18, 2008, the Board promoted Dr. Smith to Chief Executive Officer and elected him to the Board of Directors. Dr. Smith resigned as Chief Executive Officer on February 5, 2010 and resigned from the Board of Directors on April 1, 2010.
(4)	Dr. Smith was granted on May 27, 2009 an option to purchase 1,500,000 shares of our common stock at an exercise price of $0.19 per share, the market price of our common stock on the date of grant. This option had vested with respect to 1,500,000 shares of our common stock as of December 31, 2010. On November 12, 2009, this grant was modified by the Compensation Committee and the exercise price was changed to $0.15 per share. This option has a grant date FASB ASC Topic 718 fair value of $0.14 per share. The incremental fair value of this option, computed as of the modification date in accordance with FASB ASC 718 was $0. Dr. Smith was granted on November 12, 2009 an option to purchase 1,000,000 shares of our common stock at an exercise price of $0.13 per share, the market price of our common stock on the date of grant. This option had vested with respect to 1,000,000 shares of our common stock as of December 31, 2010. This option has a grant date FASB ASC Topic 718 fair value of $0.09 per share. Dr. Smith was granted on March 10, 2010 an option to purchase 500,000 shares of our common stock at an exercise price of $0.17 per share, the market price of our common stock on the date of grant. This option had vested with respect to 500,000 shares of our common stock as of December 31, 2010. This option has a grant date FASB ASC Topic 718 fair value of $0.12 per share.
(5)	Mr. O’Neill joined the Company in January 2008 in connection with our acquisition of Entech, Inc. Pursuant to Mr. O’Neill’s employment agreement, Mr. O’Neill is eligible to receive incentive compensation of 0.2% of the annual gross revenues of Entech, Inc, up to a total of $1,000,000. No such incentive compensation was paid to Mr. O’Neill for fiscal years 2009 or 2010.
(6)	Mr. O’Neill was granted on May 27, 2009 an option to purchase 1,000,000 shares of our common stock at with an exercise price of $0.19 per share, the market price of our common stock on the date of grant. This option vested with respect to 475,000,000 shares of our common stock as of December 31, 2010. On November 12, 2009, this grant was modified by the Compensation Committee and the exercise price was changed to $0.15 per share. This option has a grant date FASB ASC Topic 718 fair value of $0.14 per share. The incremental fair value of this option, computed as of the modification date in accordance with FASB ASC 718 was $0. Mr. O’Neill was granted on November 12, 2009 an option to purchase 500,000 shares of our common stock with an exercise price of $0.15 per share, the market price of our common stock on the date of grant. This option had vested with respect to 166,668 shares of our common stock as of December 31, 2010. This option has a grant date FASB ASC Topic 718 fair value of $0.09 per share. Mr. O’Neill was granted on March 10, 2010 an option to purchase 3,200,000 shares of our common stock at an exercise price of $0.17 per share, the market price of our common stock on the date of grant. This option had vested with respect to 1,066,666 shares of our common stock as of December 31, 2010. This option has a grant date FASB ASC Topic 718 fair value of $0.12 per share. Mr. O’Neill was granted on May 26, 2010 an option to purchase 10,000,000 shares of our common stock at an exercise price of $0.14 per share, the market price of our common stock on the date of grant. This option had vested with respect to 3,333,333 shares of our common stock as of December 31, 2010. This option has a grant date FASB ASC Topic 718 fair value of $0.09 per share.
(7)	Mr. O’Neill received $11,887 in accrued, but unused vacation time, which was paid to him in cash in 2010.

(8)	Mr. Rooney joined us on February 22, 2008 as Vice President, Engineering, Procurement and Construction. He was promoted to Chief Operating Officer on January 29, 2009. Mr. Rooney’s position with us terminated on October 1, 2010.
(9)	Mr. Rooney was granted on May 27, 2009 an option to purchase 600,000 shares of our common stock an exercise price of $0.19 per share, the market price of the Company’s common stock on the date of grant. This option had vested with respect to 145,347 shares of our common stock as of December 31, 2010. On November 12, 2009, this grant was modified by the Compensation Committee and the exercise price was changed to $0.15 per share. This option has a grant date FASB ASC Topic 718 fair value of $0.09 per share. The incremental fair value of this option, computed as of the modification date in accordance with FASB ASC 718 was $0. Mr. Rooney was granted on January 6, 2010 an option to purchase 600,000 shares of our common stock at an exercise price of $0.10 per share, the market price of our common stock on the date of grant. This option had vested with respect to 93,774 shares of our common stock as of December 31, 2010. This option has a grant date FASB ASC Topic 718 fair value of $0.07 per share. Mr. Rooney was granted on March 10, 2010 an option to purchase 900,000 shares of our common stock at an exercise price of $0.17 per share, the market price of our common stock on the date of grant. This option had vested with respect to 187,547 shares of our common stock as of December 31, 2010. This option has a grant date FASB ASC Topic 718 fair value of $0.12 per share. Mr. Rooney was granted on May 26, 2010 an option to purchase 1,600,000 shares of our common stock at an exercise price of $0.14 per share, the market price of our common stock on the date of grant. This option had vested with respect to 333,416 shares of our common stock as of December 31, 2010. This option has a grant date FASB ASC Topic 718 fair value of $0.09 per share.
(10)	The $67,214 represents $4,800 for an auto allowance and $62,414 in relocation expenses during 2009 paid in connection with employment letter dated November 6, 2008. The $71,429 represents $4,000 for an auto allowance, $23,455.00 in accrued but unused vacation time, which was paid in cash and $43,974 in severance paid in 2010.
(11)	Ms. Hollingsworth joined us on June 12, 2009 as Director of Financial Reporting. She was promoted to Chief Financial Officer on November 11, 2010.
(12)	Ms. Hollingsworth was granted on May 27, 2009 an option to purchase 150,000 shares of our common stock at an exercise price of $0.15 per share, the market price of the Company’s common stock on the date of grant. This option had vested with respect to 71,250 shares of our common stock as of December 31, 2010. This option has a grant date FASB ASC Topic 718 fair value of $0.08 per share. Ms. Hollingsworth was granted on January 6, 2010 an option to purchase 200,000 shares of our common stock at an exercise price of $0.10 per share, the market price of our common stock on the date of grant. This option had vested with respect to 50,001 shares of our common stock as of December 31, 2010. This option has a grant date FASB ASC Topic 718 fair value of $0.07 per share. Ms. Hollingsworth was granted on March 10, 2010 an option to purchase 650,000 shares of our common stock at an exercise price of $0.17 per share, the market price of our common stock on the date of grant. This option had vested with respect to 216,666 shares of our common stock as of December 31, 2010. This option has a grant date FASB ASC Topic 718 fair value of $0.12 per share. Ms. Hollingsworth was granted on May 26, 2010 an option to purchase 500,000 shares of our common stock at an exercise price of $0.14 per share, the market price of our common stock on the date of grant. This option had vested with respect to 166,667 shares of our common stock as of December 31, 2010. This option has a grant date FASB ASC Topic 718 fair value of $0.09 per share. Ms. Hollingsworth was granted on November 11, 2010 an option to purchase 1,000,000 shares of our common stock at an exercise price of $0.08 per share, the market price of our common stock on the date of grant. This option had vested with respect to 333,333 shares of our common stock as of December 31, 2010. This option has a grant date FASB ASC Topic 718 fair value of $0.06 per share.
(13)	Ms. Hollingsworth received a one-time incentive bonus of $14,848, which was paid to her in 2010.

Narrative Disclosure to Summary Compensation Table

On January 25, 2008, we entered into an employment agreement with Mark J. O’Neill, providing for his employment as our President. The agreement has an initial term of 3 years and a perpetual 1-year renewal term.

Either party may elect not to renew the agreement, upon written notice, 60 days prior to the expiration of the initial or renewal term. Mr. O’Neill’s agreement provides for an annual base salary of $196,249, subject to annual upward adjustment by the Board of Directors, a variable performance bonus that may be awarded at the discretion of the Board of Directors, and options to purchase 300,000 shares of our common stock. Mr. O’Neill is also entitled to certain additional incentive compensation, calculated as 0.2% of gross revenues of Entech, Inc. (as defined in Mr. O’Neill’s employment agreement). This additional incentive compensation will be paid until the accumulated total of the additional incentive compensation paid to Mr. O’Neill equals $1,000,000. Under his employment agreement Mr. O’Neill is also entitled to participate in our benefits plans for employees and executives, to reimbursement of certain expenses and to paid time-off and holidays consistent with our vacation policies. Under his employment agreement, Mr. O’Neill agreed to a non-compete and a non-solicit during the severance period under the employment agreement or for twenty-four months if Mr. O’Neill voluntarily resigns, leaves without good reason or is terminated for cause. For information regarding any benefits paid to him upon his termination or a change in control, please see “Potential Payments upon Termination or Change in Control” on page 61.

On January 30, 2008, we entered into an employment agreement with Sean C. Rooney, providing for his employment as our Executive Vice President of Engineering, Procurement and Construction Operations. Mr. Rooney’s employment agreement was amended and restated in its entirety on November 6, 2008. Mr. Rooney’s amended and restated employment agreement provided that he was an employee at-will. Mr. Rooney’s agreement provided for an annual base salary of $185,000, subject to annual review and adjustment by the Board of Directors. Following his first year of employment, Mr. Rooney became eligible for an annual bonus, at the discretion of senior management, of up to 20% of his base salary, based upon achievement of individual and Company goals. Mr. Rooney was entitled to participate in our benefits plans for employees and executives, to paid time-off and holidays consistent with our vacation policies and to a car allowance of $400 per month. In addition, Mr. Rooney’s employment agreement provided for reimbursement of up to $65,000 to cover relocation expenses. Under his employment letter, Mr. Rooney agreed to a non-solicit for the twelve months after his termination of employment. For information regarding any benefits paid to him upon his termination, please see “Potential Payments upon Termination or Change in Control” on page 37. As noted above, Mr. Rooney’s position with us ended an October 1, 2010.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The table below sets forth the outstanding stock option awards classified as exercisable and unexercisable as of December 31, 2010 for each of our named executive officers. There are no unvested stock awards as of December 31, 2010.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
David Gelbaum	—		—	—	—

Dr. Frank W. Smith (1)	600,000	(2)	—	0.39	2/11/2017
	1,500,000	(3)	—	0.15	5/26/2019
	1,000,000	(4)	—	0.13	11/11/2019
	500,000	(5)	—	0.17	3/9/2020

Mark O’Neill	300,000	(6)	—	0.46	9/3/2018
	475,000	(3)	525,000	0.15	5/26/2019
	166,668	(4)	333,332	0.13	11/11/2019
	1,066,666	(7)	2,133,334	0.17	3/9/2020
	3,333,333	(8)	6,666,667	0.14	5/25/2020

Sean C. Rooney (9)	139,916	(6)	—	0.46	9/3/2018
	145,347	(3)	—	0.15	5/26/2019
	93,774	(10)	—	0.1	1/5/2020
	187,547	(7)	—	0.17	3/9/2020
	333,416	(8)	—	0.14	5/25/2020

Shelley Hollingsworth	71,250	(3)	78,750	0.15	5/26/2019
	50,001	(10)	149,999	0.10	1/5/2020
	216,666	(7)	433,334	0.17	3/9/2020
	166,667	(8)	333,333	0.14	5/25/2020
	333,333	(11)	666,667	0.08	11/10/2020

(1)	Pursuant to a termination letter dated March 18, 2010 between Dr. Smith and the Company, all of Dr. Smith’s options fully vested on April 1, 2010.
(2)	These options, granted on February 12, 2007, have a 10-year term.
(3)	These options, granted on May 27, 2009, have a 10-year term and an exercise price of $0.19 per share. On November 12, 2009, these grants were modified by the Compensation Committee and the exercise price was changed to $0.15 per share. The incremental fair value, computed as of the modification date in accordance with FASB ASC Topic 718 for these grants was $0. This option vested with respect to 12.5% of the underlying shares on November 1, 2009 and the remainder vests quarterly in 10 equal installments beginning on February 1, 2010.
(4)	These options, granted on November 12, 2009, have a 10-year term with 16.7% vested on May 1, 2010 and the remainder vesting quarterly in 10 equal installments beginning on August 1, 2010.
(5)	These options, granted on March 10, 2010, have a 10-year term.
(6)	These options, granted on September 4, 2008, have a 10-year term. For Mr. O’Neill, 1/3 vested on the date of grant and the remaining options vested in two equal installments on January 1, 2009 and January 1, 2010. For Mr. Rooney, 33,335 options vested on the date of grant and the remaining options vest in equal installments beginning on October 1, 2008 until fully vested on August 1, 2011.
(7)	These options, granted on March 10, 2010, have a 10-year term with one-third vested on March 10, 2010, one-third vesting on March 10, 2011 and one-third vesting on March 10, 2012.
(8)	These options, granted on May 26, 2010, have a 10-year term with one-third vested on May 26, 2010, one-third vesting on May 26, 2011 and one-third vesting on May 26, 2012.

(9)	Pursuant to a letter agreement, dated as of October 1, 2010, in connection with Mr. Rooney’s termination, all of Mr. Rooney’s options expired 90 days following the date of termination, except for 900,000 vested options that shall remain exercisable until the date such options would otherwise expire had Mr. Rooney remained an employee of the Company through such date.
(10)	These options, granted on January 6, 2010, have a 10-year term and quarterly in equal installments for a period of three years commencing six months from January 6, 2010.
(11)	These options, granted on November 11, 2010, have a 10-year term and with one-third vesting on November 11, 2010, one-third vesting on November 11, 2011 and the remaining one-third vesting on November 11, 2012.

FISCAL YEAR 2010 DIRECTOR COMPENSATION

The following table and accompanying footnotes set forth information concerning the compensation paid to each of our non-employee directors for fiscal year 2010.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)
David Gelbaum	—	—	—	—
Peter L. Corsell (2)	—	—	—	—
David Field (3)	—	$93,198	—	$93,198
David Anthony (4)	—	—	—	—
Jacob J. Worenklein (5)	—	—	—	—
Reuben F. Richards, Jr. (6)	—	—	—	—
Larry Kaufman (7)	—	$116,270	—	$116,270
Carl Pope (8)	—	—	—	—

(1)	This column represents the aggregate grant date fair value of options granted during the fiscal year in accordance with FASB ASC Topic 718. The fair value of each stock option grant at the date of grant is calculated using the Black-Scholes option pricing model with the following assumptions for the years ended December 31, 2010:

Risk-free interest rate	1.26%
Expected term (years)	2-3 years
Expected volatility	116.30%
Expected dividend yield	—%
Estimated fair value per stock option granted	$0.09
(2)	Mr. Corsell became a member of the Board of Directors on February 19, 2009, as an appointee of The Quercus Trust. Mr. Corsell resigned from the Board of Directors on November 11, 2010. Mr. Corsell had no option awards outstanding as of fiscal year end.
(3)	Mr. Field became a member of the Board of Directors on August 26, 2009 as an appointee of The Quercus Trust. Mr. Field was granted on January 29, 2010 an option to purchase 1,000,000 shares of our common stock at an exercise price of $0.13 per share, the market price of our common stock on that date. The aggregate number of option awards outstanding at fiscal year end for Mr. Field was 2,000,000.
(4)	Mr. Anthony became a member of the Board of Directors on February 20, 2008 as an appointee of The Quercus Trust. He resigned from the Board of Directors on February 23, 2010. Mr. Anthony had no option awards outstanding at fiscal year end.
(5)	Mr. Worenklein became a member of the Board of Directors on March 24, 2009, as an appointee of The Quercus Trust. Mr. Worenklein resigned from the Board of Directors on February 8, 2010. The aggregate number of option awards outstanding at fiscal year end for Mr. Worenklein was 600,000.
(6)	Mr. Richards became a member of the Board of Directors on January 16, 2007. Mr. Richards resigned from the Board of Directors on January 12, 2009. The aggregate number of option awards outstanding at fiscal year end for Mr. Richards was 100,000.

(7)	Mr. Kaufman became a member of the Board of Directors on February 18, 2010. Mr. Kaufman resigned from the Board of Directors on April 15, 2010. Mr. Kaufman was granted on March 10, 2010 an option to purchase 1,000,000 shares of our common stock at an exercise price of $0.17, the market price of our common stock on that date. The aggregate number of option awards outstanding at fiscal year end for Mr. Kaufman was 333,333.
(8)	Mr. Pope became a member of the Board of Directors on December 9, 2010. Mr. Pope had no option awards outstanding at fiscal year end.

Narrative Disclosure to Director Compensation Table

Members of the Board of Directors did not receive any cash compensation for their service in 2010. We did award options to certain members of the Board as indicated above. Directors are also reimbursed for expenses incurred in connection with their attendance at meetings. Directors who are also full-time employees receive no additional compensation or benefits for service on the Board of Directors or its committees.

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

Frank W. Smith

In connection with his resignation, Dr. Smith entered into a termination letter with us dated as of March 18, 2006, under which Dr. Smith is entitled to receive (i) the portion of his base salary earned and accrued but unpaid as of the date of termination plus a severance payment in an amount equal to six (6) months of his annualized salary, paid semi-monthly and (ii) any earned but unpaid bonus or incentive payments, vacation pay and any deferred compensation. Dr. Smith is also entitled to reimbursement for any and all monies advanced or expenses incurred prior to the date of his termination in connection with the his employment. In addition, all of Dr. Smith’s stock options to acquire shares of our common stock accelerated and became fully vested and exercisable for a period of 10 years upon the effective date of his termination.

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

Sean C. Rooney

Mr. Rooney entered into an amended and restated employment agreement with us on November 6, 2008, which provided for the following severance benefits upon his termination on October 1, 2010:

Severance Benefits. Mr. Rooney is entitled to receive payment in an amount equal to 8 months of his base annual salary, payable semi-monthly.

Treatment of Options upon Termination. Mr. Rooney’s employment agreement is silent as to treatment of options upon termination. However, pursuant to a letter agreement, dated as of October 1, 2010, in connection with Mr. Rooney’s termination, all of Mr. Rooney’s options expired 90 days following the date of termination, except for 900,000 vested options that remain exercisable until the date such options would otherwise expire had Mr. Rooney remained an employee of the Company through such date.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number and percentage of the shares of our common stock and Series D-1 Preferred Stock beneficially owned as of March 23, 2011 (or which may vest or become exercisable within 60 days of March 23, 2011), by all persons known to us who own more than 5% of the outstanding number of such shares, by our directors and named executive officers, and by all of our executive officers and directors as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

The address of each holder listed below is c/o Entech Solar, Inc., 13301 Park Vista Boulevard, Suite 100, Fort Worth, Texas 76177, with the exception of California Community Foundation whose address is 445 South Figueroa Street, Suite 3400, Los Angeles, California, 90071.

Title of Class	Name of Beneficial Owner	Number of Shares Beneficially Owned (1)		Percent of Class
Common	The Quercus Trust	192,411,296	(2)	38.97%
Common	California Community Foundation	80,001,000		20.85%
Common	Mark J. O’Neill	8,270,176	(3)	2.11%
Common	Dr. Frank W. Smith	3,600,000	(3)(4)	*	%
Common	James L. Doti, Ph.D.	0		*	%
Common	David Field	833,330	(3)	*	%
Common	Carl Pope	0		*	%
Common	Sean C. Rooney	900,000	(3)(5)	*	%
Common	Shelley Hollingsworth	1,114,167	(3)	*	%
Common	All Directors and Officers as a group	207,128,969	(3)	40.87%
Series D-1 Preferred	The Quercus Trust c/o David Gelbaum	5,397,901	(2)	100%

*	Represents ownership of less than one percent.
(1)

There were 383,761,108 common shares outstanding on March 23, 2011. In addition, there were 4,892,857 shares of Series D-1 preferred stock and one warrant to purchase 505,044 shares of Series D-1 preferred stock convertible into 70,660,320 shares of common stock after giving effect to certain anti-dilution protections provided for in our Series D-1 Certificate of Designation. These protections lower the Series D-1 preferred stock conversion price in the event we issue certain securities at a price below the then current Series D-1 preferred stock conversion price. Regardless of whether a holder of Series D-1 preferred stock converts all or a portion of their Series D preferred stock into shares of common stock, holders of the Series D-1 preferred stock have the right to 13.04 (does not include the Series D-1 warrants) votes for each share of Series D-1 preferred stock held by them on matters brought before our common stockholders.

(2)	Amounts shown reflect the aggregate number of shares of common stock held by The Quercus Trust based on information set forth in a Schedule 13D/A filed with the SEC on December 20, 2010 and as calculated by us to take into account certain anti-dilution provisions. These shares are beneficially owned by David Gelbaum, our Chief Executive Officer, Chairman of the Board, President and Director, as Trustee, and Monica Chavez Gelbaum, as Trustee. 192,411,296 shares of common stock represents a sum of the following:

•	82,489,968 shares of common stock.

•	64,049,126 shares of common stock underlying 4,892,857 shares of Series D-1 preferred stock;

•	6,611,194 shares of common stock underlying Series D-1 preferred stock warrants to purchase up to 505,044 shares of Series D-1 preferred stock; and

•	11,911,764 shares of common stock underlying a warrant to purchase common stock dated March 19, 2010;

•	2,076,923 shares of common stock underlying a warrant to purchase common stock dated April 30, 2010; and

•	22,500,000 shares of common stock underlying a warrant to purchase common stock dated May 10, 2010.

•	843,750 shares of common stock underlying a warrant to purchase common stock dated June 25, 2010.

•	1,928,571 shares of common stock underlying a warrant to purchase common stock dated January 5, 2011.

For purposes of computing the percentage of outstanding shares of common stock held by The Quercus Trust, we have given effect to the Series D-1 preferred stock, Series D-1 preferred stock warrants and warrant to purchase common stock, each as noted above and as if they were fully converted. Consequently, the ownership percentage is based on 493,682,436 common shares deemed outstanding as of March 23, 2011.

(3)	Includes the following number of shares of common stock which a director or executive officer has the right to acquire upon the exercise of stock options that were exercisable as of March 23, 2011, or that will become exercisable within 60 days after that date:

Name:	Number of Shares:
David Gelbaum	0
Mark. J. O’Neill	8,270,176
Dr. Frank W. Smith	3,600,000
David Field	833,330
Carl Pope	0
Sean C. Rooney	900,000
Shelley Hollingsworth	1,114,167
All Directors and Officers as a Group	14,717,673

For purposes of computing the percentage of outstanding shares of common stock held by each person named above, we have given effect to their options, each as noted above, and as if they were fully converted.

For purposes of computing the percentage of outstanding shares of common stock held by all directors and named executive officers as a group, we have given effect to the Series D-1 preferred stock, Series D-1 preferred stock warrants, warrant to purchase common stock and options as if they were fully converted. Consequently, the ownership percentages are based on 506,796,600 common shares deemed outstanding as of March 23, 2011

(4)	Pursuant to a termination letter dated March 18, 2010 between Dr. Smith and the Company, all of Dr. Smith’s options fully vested on April 1, 2010.
(5)	Pursuant to a termination letter dated October 1, 2010, all of Mr. Rooney’s options shall expire no later than May 25, 2020.

Change in Control of the Company

On April 30, 2010, we entered into a Series H Preferred Stock Purchase Agreement with The Quercus Trust, pursuant to which The Quercus Trust purchased 20 shares of our Series H preferred stock. In addition, as part of the transaction, The Quercus Trust received a warrant to purchase 2,076,923 shares of our common stock. Subsequent to its purchase of Series H preferred stock, as of April 30, 2010, The Quercus Trust beneficially owned approximately 51.33% of the Company’s voting securities. Following additional transactions entered into since April 30, 2010, The Quercus trust beneficially owned 39% of the Company’s voting securities as of March 23, 2011. As a result of its beneficial ownership, should The Quercus Trust choose to convert or exercise all of its preferred stock or warrants into shares of our common stock, The Quercus Trust will be able to exercise control over the Company with respect to those actions requiring the approval of a majority of our stockholders. Currently, two of the Company’s four directors are serving as a result of the appointment or election to the Board by The Quercus Trust.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions with The Quercus Trust, JEMZ Trust and David Gelbaum

Transactions between us and The Quercus Trust, the beneficial owner of approximately 39% of our voting securities, or between us and David Gelbaum, trustee of The Quercus Trust and our Chairman, President and Chief Executive Officer, are considered related party transactions. The following summarizes such transactions for fiscal years 2009 and 2010:

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

On February 8, 2010, David Gelbaum, trustee of The Quercus Trust and our Chairman became our Chief Executive Officer.

On March 19, 2010, we sold 150 shares of Series G Preferred Stock for $1.5 million in cash to The Quercus Trust. As part of the transaction, we also issued to The Quercus Trust a warrant to purchase 11,911,764 shares of common stock with an exercise price of $0.17 per share.

On April 30, 2010, The Quercus Trust and the Company entered into a Series H Preferred Stock Purchase Agreement pursuant to which The Quercus Trust purchased 20 shares of our Series H preferred stock for purchase prices of $200,000. With this purchase, The Quercus Trust received a warrant to purchase 2,076,923 of our common stock at an exercise price of $0.13 per share.

On May 10, 2010, The Quercus Trust and the Company entered into a Series H Preferred Stock Purchase Agreement pursuant to which The Quercus Trust purchased 200 shares of our Series H preferred stock for a purchase price of $2,000,000. With this purchase, The Quercus Trust received a warrant to purchase 22,500,000 shares of our common stock, at an exercise price of $0.12 per share.

On June 4, 2010, The Quercus Trust and the Company entered into a Series I Preferred Stock Purchase Agreement pursuant to which The Quercus Trust purchased 100 shares of our Series I preferred stock for a purchase price of $10,000.

On September 30, 2010, we issued 5,123,287 shares of our common stock to The Quercus Trust in exchange for cancellation of a $500,000 note that was due and payable to The Quercus Trust on September 8, 2010.

On November 29, 2010, we entered into a preferred stock exchange agreement pursuant to which The Quercus Trust exchanged all of its shares of Series D convertible preferred stock for an equal number of shares of Series D-1 convertible preferred stock. In addition, The Quercus Trust exchanged its warrant to acquire share of our Series D convertible preferred for a warrant to acquire an equal number of shares of our Series D-1 convertible preferred stock. The Series D-1 Convertible preferred stock has all of the same rights and preferences as the Series D convertible preferred stock except that the Series D-1 convertible preferred stock does not contain the exclusive rights to appoint or elect directors to our Board of Directors. As of December 16, 2010 no shares of Series D convertible preferred stock are authorized.

On November 29, 2010, we entered into a preferred stock cancellation agreement with The Quercus Trust pursuant to which The Quercus Trust cancelled its ownership interest in our shares of Series I preferred stock. As a result, there are currently no shares of Series I preferred stock issued and outstanding.

On December 6, 2010, we issued and sold 15,000,000 shares of our common stock to JEMZ Trust, a trust controlled by David Gelbaum, for total proceeds of $1,000,500.

On December 16, 2010, we issued and sold 15,000,000 shares of common stock to JEMZ Trust, a trust controlled by David Gelbaum, for total proceed of $1,000,500.

Sale of Mobile MaxPure® Assets

On March 6, 2009, we finalized the sale to Quentin T. Kelly, our former Chief Executive Officer, of substantially all of the Mobile MaxPure® assets and certain trademarks relating to our former names for $358,035. Mr. Kelly received a $225,000 purchase price credit and the parties agreed that the balance of the purchase price, $133,035, would be paid by Mr. Kelly through the reduction of Mr. Kelly’s cash severance payments payable to him pursuant to the Separation Agreement and General Release that we entered into with Mr. Kelly on January 20, 2009.

Director Independence

The Board of Directors has determined that each of David Field and Carl Pope do not have a material relationship with the Company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company) within the meaning of the NASDAQ Stock Market rules and accordingly are independent within the meaning of NASDAQ Stock Market rules. In making this determination, the Board of Directors considered the relationship of Mr. Field, as Chief Executive Officer of Applied Solar, LLC, an entity indirectly controlled by The Quercus Trust and as a director originally appointed pursuant to rights formerly held by The Quercus Trust, to The Quercus Trust and to David Gelbaum, trustee of The Quercus Trust and our Chairman, President and Chief Executive Officer.

The Board of Directors has determined that David Gelbaum does not qualify as an independent director under NASDAQ Stock Market rules because he serves as our President and Chief Executive Officer. The Board of Directors has also determined that Mark J. O’Neill does not qualify as an independent director under NASDAQ Stock Market rules because he serves as our Chief Technology Officer.

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Set forth below are the aggregate fees billed for each of the last two fiscal years ended December 31, 2010 and December 31, 2009 for services rendered by EisnerAmper LLP and Amper, Politziner & Mattia, LLP.

	2010	2009
Audit fees	$225,000	$304,720
Audit-related fees	48,290	75,255

Total Audit & Audit-related fees	$273,290	$379,975
Tax fees	—	—
All other fees	—	—

Total fees	$273,290	$379,975

On August 19, 2010 the Audit Committee of the Company’s Board of Directors engaged EisnerAmper LLP to serve as the Company’s new independent registered public accounting firm, after it was notified on August 16, 2010 that Amper, Politziner and Mattia, LLP, an independent registered public accounting firm, would not be able to stand for re-appointment because it combined its practice on that date with that of Eisner LLP to form EisnerAmper LLP, an independent registered public accounting firm. The Company previously filed Form 8-K on August 19, 2010 acknowledging this change.

Audit fees consist of fees billed for services rendered for the audit of our financial statements and review of our financial statements included in our quarterly reports on Form 10-Q and services provided in connection with other statutory or regulatory filings. During 2010 and 2009, we incurred audit fees with Amper, Politziner, & Mattia, LLP in the amount of $172,500 and $304,720, respectively. During 2010 and 2009, we incurred audit fees with EisnerAmper LLP in the amount of $52,500 and $0, respectively.

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported under Audit fees, primarily relating to assistance provided in filings on Forms S-1 and S-8. During 2010 and 2009, we incurred audit related fees with Amper, Politziner, & Mattia, LLP in the amount of $40,790 and $75,255, respectively. During 2010 and 2009, we incurred audit related fees with EisnerAmper LLP in the amount of $7,500 and $0, respectively.

Tax fees consist of fees billed for professional services related to the preparation of our U.S. federal and state income tax returns and tax advice. No such fees were billed in 2010 or 2009.

The Audit Committee pre-approved all Audit-related fees. After considering the provision of services encompassed within the above disclosures about fees, the Audit Committee has determined that the provision of such services is compatible with maintaining EisnerAmper’s independence.

Pre-approval policy of services performed by independent registered public accounting firm

The Audit Committee’s policy is to pre-approve all audit and non-audit related services, tax services and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The Audit Committee has delegated the pre-approval authority to its chairperson when expedition of services is necessary. The independent registered public accounting firm and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval and the fees for the services performed to date.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements. The following documents are filed as Appendix A hereto and are included as part of this annual report on Form 10-K.

Report of Independent Registered Public Accounting Firm—EisnerAmper LLP

Report of Independent Registered Public Accounting Firm—Amper, Politziner & Mattia, LLP

Consolidated Balance Sheets—December 31, 2010 and 2009

Consolidated Statements of Operations—Years ended December 31, 2010 and 2009

Consolidated Statements of Cash Flows—Years ended December 31, 2010 and 2009

Consolidated Statements of Changes in Stockholders’ Equity—Years ended December 31, 2010 and 2009

Notes to Consolidated Financial Statements

All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(b)	Exhibits

Exhibit Number	Description

2.1	Plan of Merger of WorldWater, a Nevada corporation with and into WorldWater, a Delaware corporation, filed with the State of Delaware April 30, 2001. Incorporated by reference to Exhibit 2.1 to the Company’s Form SB-2 filed with the Securities and Exchange Commission on January 3, 2003 (File No. 333-102348).

2.2	State of Nevada Articles of Merger, filed with the State of Nevada May 9, 2001. Incorporated by reference to Exhibit 2.2 to the Company’s Form SB-2 filed with the Securities and Exchange Commission on January 3, 2003 (File No. 333-102348).

2.3	Certificate of Merger of Domestic Corporation and Foreign Corporation filed with State of Delaware April 30, 2001. Incorporated by reference to Exhibit 2.3 to the Company’s Form SB-2 filed with the Securities and Exchange Commission on January 3, 2003 (File No. 333-102348).

2.4	Agreement and Plan of Merger by and among WorldWater & Solar Technologies Corp., WorldWater Merger Corp. and the Company and All of the Stockholders of the Company dated October 29, 2007. Incorporated by reference to Appendix C of the Company’s Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act, filed with the Securities and Exchange Commission on May 15, 2008 (File No. 000-16936).

3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K dated August 4, 2010 filed with the Securities and Exchange Commission on August 9, 2010 (File No. 001-34592).

Exhibit Number	Description

3.2	Certificate of Ownership & Merger—Merging WWST Merger Corp. into WorldWater & Solar Technologies Corp., effective January 12, 2009. Incorporated by reference to Exhibit 3(i) of the Company’s Form 8-K filed with the Securities and Exchange Commission on January 16, 2009 (File No. 000-16936).

3.3	Amended and Restated Bylaws of the Company. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 27, 2010 (File No. 001-34592).

4.1	Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock of WorldWater & Power Corp. dated November 29, 2006. Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 5, 2006 (File No. 000-16936).

4.2	Certificate of Designation of Series E Convertible Preferred Stock of WorldWater & Solar Technologies Corp. dated January 25, 2008. Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 31, 2008 (File No. 000-16936).

4.3	Certificate of Designation of Series F Convertible Stock of the Company dated February 12, 2008. Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 18, 2008 (File No. 000-16936).

4.4	Certificate of Designations of Preferences, Rights and Limitations of Series G Preferred Stock of the Company dated February 16, 2010. Incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on February 19, 2010 (File No. 001-34592).

4.5	Series A Convertible Preferred Stock Certificate of Designations, Preferences and Rights dated February 12, 2010. Incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed with the Securities and Exchange Commission on February 19, 2010 (File No. 001-34592).

4.6	Series B Convertible Preferred Stock Certificate of Designations, Preferences and Rights dated February 12, 2010. Incorporated by reference to Exhibit 4.3 of the Company’s Form 8-K filed with the Securities and Exchange Commission on February 19, 2010 (File No. 001-34592).

4.7	Series H Preferred Stock Certificate of Designations of Preferences, Rights and Limitations dated April 30, 2010. Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 4, 2010 (File No. 001-34592).

4.8	Series I Preferred Stock Certificate of Designations, Preferences and Rights dated June 3, 2010. Incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on June 9, 2010 (File No. 001-34592).

4.9	Series D-1 Preferred Stock Certificate of Designations, Preferences and Rights dated November 29, 2010. Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 3, 2010 (File No. 001-34592).

10.1	Securities Purchase Agreement dated April 1, 2004 by and between WorldWater Corp. and SBI Brightline VIII LLC . Incorporated by reference to Exhibit 10.1 to the Company’s Form SB-2/A filed with the Securities and Exchange Commission on July 30, 2004 (File No. 333-115561).

10.2	Stock Purchase Warrant dated March 29, 2004. Incorporated by reference to Exhibit 10.3 to Company’s Form SB-2/A filed with the Securities and Exchange Commission on July 30, 2004 (File No. 333-115561).

10.3	Registration Rights Agreement by and between WorldWater and SBI Advisors, LLC dated March 29, 2004 Incorporated by reference to Exhibit 10.4 to the Company’s Form SB-2/A filed with the Securities and Exchange Commission on July 30, 2004 (File No. 333-115561).

Exhibit Number	Description

10.4	Forms of Warrant Purchase Agreements by and between WorldWater and certain Selling Stockholders. Incorporated by reference to Exhibit 10.5 to the Company’s Form SB-2 filed with the Securities and Exchange Commission on February 11, 2005 (File No. 333-122756).

10.5	Form of Registration Rights Agreement by and between WorldWater and certain Selling Stockholders. Incorporated by reference to Exhibit 10.6 to the Company’s Form SB-2 filed with the Securities and Exchange Commission on February 11, 2005 (File No. 333-122756).

10.6	Restricted Stock Agreement for Quentin T. Kelly dated July 1, 2002. Incorporated by reference to Exhibit 10.12 to the Company’s Form SB-2 filed with the Securities and Exchange Commission on January 3, 2003 (File No. 333-102348).

10.7	Larry Crawford Employment Agreement dated effective January 1, 2007. Incorporated by reference to Exhibit 10.10 to the Company’s Form 10-KSB filed with the Securities and Exchange Commission on April 9, 2007 (File No. 000-16936).

10.8	James S. Brown Employment Agreement dated effective May 24, 2004. Incorporated by reference to Exhibit 10.10 to the Company’s Form SB-2 filed with the Securities and Exchange Commission on February 11, 2005 (File No. 333-122756).

10.9	Quentin T. Kelly Employment Agreement dated effective as January 1, 2007. Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-KSB filed with the Securities and Exchange Commission on April 9, 2007. Amended by that First Amendment to the Employment Agreement, dated as of December 31, 2008, and incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 7, 2009 (File No. 000-16936).

10.10	Robert A. Gunther Executive Employment Agreement dated effective January 7, 2008 and incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 24, 2008 (File No. 000-16936).

10.11	Frank L. Smith Executive Employment Agreement dated effective February 5, 2007 and incorporated by reference to Exhibit 10.21 of the Company’s S-1 Registration Statement filed with the Securities and Exchange Commission on October 17, 2008 (File No. 333-152096).

10.12	Securities Purchase Agreement dated July 21, 2005 by and between WorldWater & Power Corp., a Delaware corporation, as the Company and CAMOFI Master LDC, its successors and assigns as Purchaser. Incorporated by reference to 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 28, 2005 (File No. 000-16936).

10.13	Registration Rights Agreement dated July 21, 2005 by and between WorldWater & Power Corp., a Delaware corporation and CAMOFI Master LDC, as Purchaser. Incorporated by reference to 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 28, 2005 (File No. 000-16936).

10.14	Common Stock Purchase Warrant dated July 21, 2005 issued to CAMOFI Master LDC as Holder for 9,027,778 shares of common stock of WorldWater & Power Corp. at the exercise price of $0.18 per share and terminating on July 21, 2009. Incorporated by reference to 10.5 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 28, 2005 (File No. 000-16936).

10.15	Common Stock Purchase Warrant dated July 21, 2005 issued to CAMOFI Master LDC as Holder for 1,277,778 shares of common stock of WorldWater & Power Corp. at the exercise price of $0.22 per share and terminating on July 21, 2009. Incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 28, 2005 (File No. 000-16936).

Exhibit Number	Description

10.16	Common Stock Purchase Warrant dated July 25, 2005 issued to The Water Fund, LP for 416,667 shares of common stock of WorldWater & Power Corp. at the exercise price of $0.22 per share and terminating on August 15, 2009. Incorporated by reference to Exhibit 10.18 to the Company’s Form SB-2 filed with the Securities and Exchange Commission on October 21, 2005 (File No. 33-0123045).

10.17	Common Stock Purchase Warrant dated July 25, 2005 issued to The Water Fund, LP for 416,667 shares of common stock of WorldWater & Power Corp. at the exercise price of $0.22 per share and terminating on August 15, 2009. Incorporated by reference to 10.18 to the Company’s Form SB-2 filed with the Securities and Exchange Commission on October 21, 2005 (File No. 33-0123045).

10.18	Investment Agreement dated November 29, 2006 by and between WorldWater & Power Corp., a Delaware corporation. and Emcore Corporation. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 5, 2006 (File No. 000-16936).

10.19	Registration Rights Agreement dated November 29, 2006 by and between WorldWater & Power Corp., a Delaware corporation and Emcore Corporation. Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 5, 2006 (File No. 000-16936).

10.20	Letter Agreement dated November 29, 2006 by and between WorldWater & Power Corp., a Delaware corporation and Emcore Corporation. Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 5, 2006 (File No. 000-16936).

10.21	Series D Convertible Preferred Stock Purchase Warrant dated November 29, 2006 issued to Emcore Corporation for 505,044 shares of Series D Convertible Preferred Stock of WorldWater & Power Corp. at the exercise price of $3.17 per share and terminating on November 29, 2016. Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 5, 2006 (File No. 000-16936).

10.22	Promissory Note dated January 25, 2008 by WorldWater & Solar Technologies Corp. in favor The Quercus Trust. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 31, 2008 (File No. 000-16936).

10.23	Stock Exchange Agreement dated January 25, 2008 by and between WorldWater & Solar Technologies Corp. and The Quercus Trust. Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 31, 2008 (File No. 000-16936).

10.24	Stock and Warrant Purchase Agreement Exchange Agreement dated February 12, 2008 by and between WorldWater & Solar Technologies Corp. and The Quercus Trust. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 19, 2008 (File No. 000-16936).

10.25	Lease Agreement dated March 7, 2008 by and between the Company, as tenant, and Alliance Gateway No. 23, Ltd., as landlord. Incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 28, 2008 (File No. 000-16936).

10.26	Lease Guarantee dated March 7, 2008 by and between WorldWater & Solar Technologies Corp. as guarantor, and Alliance Gateway No. 23, Ltd. Incorporated by reference to Exhibit 10.23 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 28, 2008 (File No. 000-16936).

Exhibit Number	Description

10.27	Warrant Cancellation Agreement dated February 4, 2009 by and between The Quercus Trust and the Company, formerly known as WorldWater & Solar Technologies Corp. Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on February 10, 2009 (File No. 000-16936).

10.28	Amended and Restated 1999 Stock Plan. Incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 filed with the Securities and Exchange Commission on August 6, 2010 (File No. 333-168598).

10.29	Amended and Restated 1999 Stock Plan Non-Qualified Stock Option Agreement. Incorporated by reference to Exhibit 4.2 to the Company’s Form S-8 filed with the Securities and Exchange Commission on August 6, 2010 (File No. 333-168598).

10.30	Subscription Agent Agreement dated October 22, 2009 by and among the Company , Computershare Inc. and Computershare Trust Company, N.A. Incorporated by reference to Exhibit 10.30 of Amendment No. 3 of the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on October 23, 2009 (File No. 333-160575).

10.31	Letter of Agreement dated October 22, 2009 by and between the Company and Georgeson Inc. Incorporated by reference to Exhibit 10.31 of Amendment No. 3 of the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 23, 2009 (File No. 333-160575).

10.32	Convertible Promissory Note dated September 10, 2009 from the Company, as payee, payable to the order of The Quercus Trust. Incorporated by reference to Exhibit 10.32 of Amendment No. 3 of the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on October 23, 2009 (File No. 333-160575).

10.33	Stock Purchase Agreement dated December 15, 2009 by and between the Company and The Quercus Trust. Incorporated by reference to Exhibit 10.33 of Amendment No. 4 of the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on December 16, 2009 (File No. 333-160575).

10.34	Stock Purchase Agreement dated January 14, 2010 by and between The Quercus Trust and the Company Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on February 4, 2010 (File No. 001-34592).

10.35	Stock Purchase Agreement dated February 1, 2010 by and between The Quercus Trust and the Company Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the Securities and Exchange Commission on February 4, 2010 (File No. 001-34592).

10.36	Stock Purchase Agreement dated February 8, 2010 by and between The Quercus Trust and the Company Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on February 12, 2010 (File No. 001-34592).

10.37	Stock Purchase Agreement Amendment dated February 12, 2010 by and between The Quercus Trust and the Company Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the Securities and Exchange Commission on February 12, 2010 (File No. 001-34592).

10.38	Preferred Stock Purchase Agreement dated February 19, 2010 by and between the Company and Socius Capital Group, LLC, dba Socius Energy Capital Group, LLC. Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on February 19, 2010.

10.39	Warrant to Purchase Common Stock dated February 19, 2010. Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the Securities and Exchange Commission on February 19, 2010.

Exhibit Number	Description

10.40	Stock Purchase Agreement dated March 1, 2010 by and between The Quercus Trust and the Company Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on March 5, 2010 (File No. 001-34592).

10.41	Series G Preferred Stock Purchase Agreement dated March 19, 2010 by and between The Quercus Trust and the Company. Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on March 24, 2010 (File No. 001-34592).

10.42	Warrant to Purchase Common Stock dated March 19, 2010. Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the Securities and Exchange Commission on March 24, 2010 (File No. 001-34592).

10.43	Employment Letter dated November 6, 2008 by and between Sean C. Rooney and WorldWater & Solar Technologies Corp. Incorporated by reference to Exhibit 10.43 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 6, 2010 (File No. 333-166115).

10.44	Series H Preferred Stock Purchase Agreement dated April 30, 2010 by and between the Company and The Quercus Trust. Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on May 4, 2010 (File No. 001-34592).

10.45	Series H Preferred Stock Purchase Agreement dated May 10, 2010 by and between the Company and The Quercus Trust. Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on May 12, 2010 (File No. 001-34592).

10.46	Series I Preferred Stock Purchase Agreement dated June 4, 2010 by and between the Company and The Quercus Trust. Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on June 9, 2010 (File No. 001-34592).

10.47	Amended and Restated 1999 Stock Plan. Incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement filed on June 21, 2010 (File No. 001-34592).

10.48	Series H Preferred Stock Purchase Agreement dated June 25, 2010 by and between the Company and The Quercus Trust. Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on June 30, 2010 (File No. 001-34592).

10.49	Warrant to Purchase Common Stock dated June 25, 2010. Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the Securities and Exchange Commission on June 30, 2010 (File No. 001-34592).

10.50	Stock Purchase Agreement dated September 30, 2010 by and between the Company and The Quercus Trust. Incorporated by reference Exhibit 10.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on October 6, 2010 (File No. 001-34592).

10.51	Amended and Restated Preferred Stock Purchase Agreement dated November 29, 2010 by and between the Company and Socius CG II, Ltd. Incorporated by reference to Exhibit 10.47 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 20, 2010 (File No. 333-171296).

10.52	Amended and Restated Warrant to Purchase Common Stock dated November 29, 2010. Incorporated by reference to Exhibit 10.48 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 20, 2010 (File No. 333-171296).

10.53	Preferred Stock Exchange Agreement dated November 29, 2010 by and between the Company and The Quercus Trust. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 3, 2010 (File No. 001-34592).

Exhibit Number	Description

10.54	Preferred Stock Cancellation Agreement dated November 29, 2010 by and between the Company and The Quercus Trust. Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 3, 2010 (File No. 001-34592).

10.55	Stock Purchase Agreement dated December 6, 2010 by and between the Company and JEMZ Trust. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 10, 2010 (File No. 001-34592).

10.56	Stock Purchase Agreement dated December 16, 2010 by and between the Company and JEMZ Trust. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 16, 2010 (File No. 001-34592).

10.57	Amendment to Series H Preferred Stock Purchase Agreement dated January 5, 2011 by and between the Company and The Quercus Trust. Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on January 11, 2011 (File No. 001-34592).

10.58	Warrant to Purchase Common Stock dated January 5, 2011. Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the Securities and Exchange Commission on January 11, 2011 (File No. 001-34592).

23.1	Consent of Independent Registered Public Accounting Firm—EisnerAmper LLP

23.2	Consent of Independent Registered Public Accounting Firm—Amper, Politziner & Mattia, LLP

31.1	Certification by the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Entech Solar, Inc. (Registrant)

By:	/s/ DAVID GELBAUM	Date:	March 24, 2011
David Gelbaum Chief Executive Officer

By:	/s/ SHELLEY HOLLINGSWORTH	Date:	March 24, 2011
Shelley Hollingsworth Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ DAVID GELBAUM David Gelbaum	Chief Executive Officer and Chairman (Principal Executive Officer)	March 24, 2011

/S/ SHELLEY HOLLINGSWORTH Shelley Hollingsworth	Chief Financial Officer (Principal Financial and Accounting Officer, Controller)	March 24, 2011

/S/ DAVID FIELD David Field	Director	March 24, 2011

/S/ MARK J. O’NEILL Mark J. O’Neill	Director	March 24, 2011

/S/ CARL POPE Carl Pope	Director	March 24, 2011

James L. Doti	Director

EXHIBIT INDEX

Exhibit Number	Description

2.1	Plan of Merger of WorldWater, a Nevada corporation with and into WorldWater, a Delaware corporation, filed with the State of Delaware April 30, 2001. Incorporated by reference to Exhibit 2.1 to the Company’s Form SB-2 filed with the Securities and Exchange Commission on January 3, 2003 (File No. 333-102348).

2.2	State of Nevada Articles of Merger, filed with the State of Nevada May 9, 2001. Incorporated by reference to Exhibit 2.2 to the Company’s Form SB-2 filed with the Securities and Exchange Commission on January 3, 2003 (File No. 333-102348).

2.3	Certificate of Merger of Domestic Corporation and Foreign Corporation filed with State of Delaware April 30, 2001. Incorporated by reference to Exhibit 2.3 to the Company’s Form SB-2 filed with the Securities and Exchange Commission on January 3, 2003 (File No. 333-102348).

2.4	Agreement and Plan of Merger by and among WorldWater & Solar Technologies Corp., WorldWater Merger Corp. and the Company and All of the Stockholders of the Company dated October 29, 2007. Incorporated by reference to Appendix C of the Company’s Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act, filed with the Securities and Exchange Commission on May 15, 2008 (File No. 000-16936).

3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K dated August 4, 2010 filed with the Securities and Exchange Commission on August 9, 2010 (File No. 001-34592).

3.2	Certificate of Ownership & Merger—Merging WWST Merger Corp. into WorldWater & Solar Technologies Corp., effective January 12, 2009. Incorporated by reference to Exhibit 3(i) of the Company’s Form 8-K filed with the Securities and Exchange Commission on January 16, 2009 (File No. 000-16936).

3.3	Amended and Restated Bylaws of the Company. Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, as amended, filed with the Securities and Exchange Commission on May 27, 2010 (File No. 001-34592).

4.1	Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock of WorldWater & Power Corp. dated November 29, 2006. Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 5, 2006 (File No. 000-16936).

4.2	Certificate of Designation of Series E Convertible Preferred Stock of WorldWater & Solar Technologies Corp. dated January 25, 2008. Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 31, 2008 (File No. 000-16936).

4.3	Certificate of Designation of Series F Convertible Stock of the Company dated February 12, 2008. Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 18, 2008 (File No. 000-16936).

4.4	Certificate of Designations of Preferences, Rights and Limitations of Series G Preferred Stock of the Company dated February 16, 2010. Incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on February 19, 2010 (File No. 001-34592).

4.5	Series A Convertible Preferred Stock Certificate of Designations, Preferences and Rights dated February 12, 2010. Incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed with the Securities and Exchange Commission on February 19, 2010 (File No. 001-34592).

Exhibit Number	Description

4.6	Series B Convertible Preferred Stock Certificate of Designations, Preferences and Rights dated February 12, 2010. Incorporated by reference to Exhibit 4.3 of the Company’s Form 8-K filed with the Securities and Exchange Commission on February 19, 2010 (File No. 001-34592).

4.7	Series H Preferred Stock Certificate of Designations of Preferences, Rights and Limitations dated April 30, 2010. Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 4, 2010 (File No. 001-34592).

4.8	Series I Preferred Stock Certificate of Designations, Preferences and Rights dated June 3, 2010. Incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on June 9, 2010 (File No. 001-34592).

4.9	Series D-1 Preferred Stock Certificate of Designations, Preferences and Rights dated November 29, 2010. Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 3, 2010 (File No. 001-34592).

10.1	Securities Purchase Agreement dated April 1, 2004 by and between WorldWater Corp. and SBI Brightline VIII LLC . Incorporated by reference to Exhibit 10.1 to the Company’s Form SB-2/A filed with the Securities and Exchange Commission on July 30, 2004 (File No. 333-115561).

10.2	Stock Purchase Warrant dated March 29, 2004. Incorporated by reference to Exhibit 10.3 to Company’s Form SB-2/A filed with the Securities and Exchange Commission on July 30, 2004 (File No. 333-115561).

10.3	Registration Rights Agreement by and between WorldWater and SBI Advisors, LLC dated March 29, 2004 Incorporated by reference to Exhibit 10.4 to the Company’s Form SB-2/A filed with the Securities and Exchange Commission on July 30, 2004 (File No. 333-115561).

10.4	Forms of Warrant Purchase Agreements by and between WorldWater and certain Selling Stockholders. Incorporated by reference to Exhibit 10.5 to the Company’s Form SB-2 filed with the Securities and Exchange Commission on February 11, 2005 (File No. 333-122756).

10.5	Form of Registration Rights Agreement by and between WorldWater and certain Selling Stockholders. Incorporated by reference to Exhibit 10.6 to the Company’s Form SB-2 filed with the Securities and Exchange Commission on February 11, 2005 (File No. 333-122756).

10.6	Restricted Stock Agreement for Quentin T. Kelly dated July 1, 2002. Incorporated by reference to Exhibit 10.12 to the Company’s Form SB-2 filed with the Securities and Exchange Commission on January 3, 2003 (File No. 333-102348).

10.7	Larry Crawford Employment Agreement dated effective January 1, 2007. Incorporated by reference to Exhibit 10.10 to the Company’s Form 10-KSB filed with the Securities and Exchange Commission on April 9, 2007 (File No. 000-16936).

10.8	James S. Brown Employment Agreement dated effective May 24, 2004. Incorporated by reference to Exhibit 10.10 to the Company’s Form SB-2 filed with the Securities and Exchange Commission on February 11, 2005 (File No. 333-122756).

10.9	Quentin T. Kelly Employment Agreement dated effective as January 1, 2007. Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-KSB filed with the Securities and Exchange Commission on April 9, 2007. Amended by that First Amendment to the Employment Agreement, dated as of December 31, 2008, and incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 7, 2009 (File No. 000-16936).

10.10	Robert A. Gunther Executive Employment Agreement dated effective January 7, 2008 and incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 24, 2008 (File No. 000-16936).

Exhibit Number	Description

10.11	Frank L. Smith Executive Employment Agreement dated effective February 5, 2007 and incorporated by reference to Exhibit 10.21 of the Company’s S-1 Registration Statement filed with the Securities and Exchange Commission on October 17, 2008 (File No. 333-152096).

10.12	Securities Purchase Agreement dated July 21, 2005 by and between WorldWater & Power Corp., a Delaware corporation, as the Company and CAMOFI Master LDC, its successors and assigns as Purchaser. Incorporated by reference to 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 28, 2005 (File No. 000-16936).

10.13	Registration Rights Agreement dated July 21, 2005 by and between WorldWater & Power Corp., a Delaware corporation and CAMOFI Master LDC, as Purchaser. Incorporated by reference to 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 28, 2005 (File No. 000-16936).

10.14	Common Stock Purchase Warrant dated July 21, 2005 issued to CAMOFI Master LDC as Holder for 9,027,778 shares of common stock of WorldWater & Power Corp. at the exercise price of $0.18 per share and terminating on July 21, 2009. Incorporated by reference to 10.5 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 28, 2005 (File No. 000-16936).

10.15	Common Stock Purchase Warrant dated July 21, 2005 issued to CAMOFI Master LDC as Holder for 1,277,778 shares of common stock of WorldWater & Power Corp. at the exercise price of $0.22 per share and terminating on July 21, 2009. Incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 28, 2005 (File No. 000-16936).

10.16	Common Stock Purchase Warrant dated July 25, 2005 issued to The Water Fund, LP for 416,667 shares of common stock of WorldWater & Power Corp. at the exercise price of $0.22 per share and terminating on August 15, 2009. Incorporated by reference to Exhibit 10.18 to the Company’s Form SB-2 filed with the Securities and Exchange Commission on October 21, 2005 (File No. 33-0123045).

10.17	Common Stock Purchase Warrant dated July 25, 2005 issued to The Water Fund, LP for 416,667 shares of common stock of WorldWater & Power Corp. at the exercise price of $0.22 per share and terminating on August 15, 2009. Incorporated by reference to 10.18 to the Company’s Form SB-2 filed with the Securities and Exchange Commission on October 21, 2005 (File No. 33-0123045).

10.18	Investment Agreement dated November 29, 2006 by and between WorldWater & Power Corp., a Delaware corporation. and Emcore Corporation. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 5, 2006 (File No. 000-16936).

10.19	Registration Rights Agreement dated November 29, 2006 by and between WorldWater & Power Corp., a Delaware corporation and Emcore Corporation. Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 5, 2006 (File No. 000-16936).

10.20	Letter Agreement dated November 29, 2006 by and between WorldWater & Power Corp., a Delaware corporation and Emcore Corporation. Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 5, 2006 (File No. 000-16936).

10.21	Series D Convertible Preferred Stock Purchase Warrant dated November 29, 2006 issued to Emcore Corporation for 505,044 shares of Series D Convertible Preferred Stock of WorldWater & Power Corp. at the exercise price of $3.17 per share and terminating on November 29, 2016. Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 5, 2006 (File No. 000-16936).

Exhibit Number	Description

10.22	Promissory Note dated January 25, 2008 by WorldWater & Solar Technologies Corp. in favor The Quercus Trust. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 31, 2008 (File No. 000-16936).

10.23	Stock Exchange Agreement dated January 25, 2008 by and between WorldWater & Solar Technologies Corp. and The Quercus Trust. Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 31, 2008 (File No. 000-16936).

10.24	Stock and Warrant Purchase Agreement Exchange Agreement dated February 12, 2008 by and between WorldWater & Solar Technologies Corp. and The Quercus Trust. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 19, 2008 (File No. 000-16936).

10.25	Lease Agreement dated March 7, 2008 by and between the Company, as tenant, and Alliance Gateway No. 23, Ltd., as landlord. Incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 28, 2008 (File No. 000-16936).

10.26	Lease Guarantee dated March 7, 2008 by and between WorldWater & Solar Technologies Corp. as guarantor, and Alliance Gateway No. 23, Ltd. Incorporated by reference to Exhibit 10.23 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 28, 2008 (File No. 000-16936).

10.27	Warrant Cancellation Agreement dated February 4, 2009 by and between The Quercus Trust and the Company, formerly known as WorldWater & Solar Technologies Corp. Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on February 10, 2009 (File No. 000-16936).

10.28	Amended and Restated 1999 Stock Plan. Incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 filed with the Securities and Exchange Commission on August 6, 2010 (File No. 333-168598).

10.29	Amended and Restated 1999 Stock Plan Non-Qualified Stock Option Agreement. Incorporated by reference to Exhibit 4.2 to the Company’s Form S-8 filed with the Securities and Exchange Commission on August 6, 2010 (File No. 333-168598).

10.30	Subscription Agent Agreement dated October 22, 2009 by and among the Company , Computershare Inc. and Computershare Trust Company, N.A. Incorporated by reference to Exhibit 10.30 of Amendment No. 3 of the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on October 23, 2009 (File No. 333-160575).

10.31	Letter of Agreement dated October 22, 2009 by and between the Company and Georgeson Inc. Incorporated by reference to Exhibit 10.31 of Amendment No. 3 of the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 23, 2009 (File No. 333-160575).

10.32	Convertible Promissory Note dated September 10, 2009 from the Company, as payee, payable to the order of The Quercus Trust. Incorporated by reference to Exhibit 10.32 of Amendment No. 3 of the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on October 23, 2009 (File No. 333-160575).

10.33	Stock Purchase Agreement dated December 15, 2009 by and between the Company and The Quercus Trust. Incorporated by reference to Exhibit 10.33 of Amendment No. 4 of the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on December 16, 2009 (File No. 333-160575).

Exhibit Number	Description

10.34	Stock Purchase Agreement dated January 14, 2010 by and between The Quercus Trust and the Company Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on February 4, 2010 (File No. 001-34592).

10.35	Stock Purchase Agreement dated February 1, 2010 by and between The Quercus Trust and the Company Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the Securities and Exchange Commission on February 4, 2010 (File No. 001-34592).

10.36	Stock Purchase Agreement dated February 8, 2010 by and between The Quercus Trust and the Company Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on February 12, 2010 (File No. 001-34592).

10.37	Stock Purchase Agreement Amendment dated February 12, 2010 by and between The Quercus Trust and the Company Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the Securities and Exchange Commission on February 12, 2010 (File No. 001-34592).

10.38	Preferred Stock Purchase Agreement dated February 19, 2010 by and between the Company and Socius Capital Group, LLC, dba Socius Energy Capital Group, LLC. Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on February 19, 2010.

10.39	Warrant to Purchase Common Stock dated February 19, 2010. Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the Securities and Exchange Commission on February 19, 2010.

10.40	Stock Purchase Agreement dated March 1, 2010 by and between The Quercus Trust and the Company Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on March 5, 2010 (File No. 001-34592).

10.41	Series G Preferred Stock Purchase Agreement dated March 19, 2010 by and between The Quercus Trust and the Company. Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on March 24, 2010 (File No. 001-34592).

10.42	Warrant to Purchase Common Stock dated March 19, 2010. Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the Securities and Exchange Commission on March 24, 2010 (File No. 001-34592).

10.43	Employment Letter dated November 6, 2008 by and between Sean C. Rooney and WorldWater & Solar Technologies Corp. Incorporated by reference to Exhibit 10.43 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 6, 2010 (File No. 333-166115).

10.44	Series H Preferred Stock Purchase Agreement dated April 30, 2010 by and between the Company and The Quercus Trust. Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on May 4, 2010 (File No. 001-34592).

10.45	Series H Preferred Stock Purchase Agreement dated May 10, 2010 by and between the Company and The Quercus Trust. Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on May 12, 2010 (File No. 001-34592).

10.46	Series I Preferred Stock Purchase Agreement dated June 4, 2010 by and between the Company and The Quercus Trust. Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on June 9, 2010 (File No. 001-34592).

10.47	Amended and Restated 1999 Stock Plan. Incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement filed on June 21, 2010 (File No. 001-34592).

Exhibit Number	Description

10.48	Series H Preferred Stock Purchase Agreement dated June 25, 2010 by and between the Company and The Quercus Trust. Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on June 30, 2010 (File No. 001-34592).

10.49	Warrant to Purchase Common Stock dated June 25, 2010. Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the Securities and Exchange Commission on June 30, 2010 (File No. 001-34592).

10.50	Stock Purchase Agreement dated September 30, 2010 by and between the Company and The Quercus Trust. Incorporated by reference Exhibit 10.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on October 6, 2010 (File No. 001-34592).

10.51	Amended and Restated Preferred Stock Purchase Agreement dated November 29, 2010 by and between the Company and Socius CG II, Ltd. Incorporated by reference to Exhibit 10.47 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 20, 2010 (File No. 333-171296).

10.52	Amended and Restated Warrant to Purchase Common Stock dated November 29, 2010. Incorporated by reference to Exhibit 10.48 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 20, 2010 (File No. 333-171296).

10.53	Preferred Stock Exchange Agreement dated November 29, 2010 by and between the Company and The Quercus Trust. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 3, 2010 (File No. 001-34592).

10.54	Preferred Stock Cancellation Agreement dated November 29, 2010 by and between the Company and The Quercus Trust. Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 3, 2010 (File No. 001-34592).

10.55	Stock Purchase Agreement dated December 6, 2010 by and between the Company and JEMZ Trust. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 10, 2010 (File No. 001-34592).

10.56	Stock Purchase Agreement dated December 16, 2010 by and between the Company and JEMZ Trust. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 16, 2010 (File No. 001-34592).

10.57	Amendment to Series H Preferred Stock Purchase Agreement dated January 5, 2011 by and between the Company and The Quercus Trust. Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on January 11, 2011 (File No. 001-34592).

10.58	Warrant to Purchase Common Stock dated January 5, 2011. Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the Securities and Exchange Commission on January 11, 2011 (File No. 001-34592).

23.1	Consent of Independent Registered Public Accounting Firm—EisnerAmper LLP

23.2	Consent of Independent Registered Public Accounting Firm—Amper, Politziner & Mattia, LLP

31.1	Certification by the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.