Form 10-Q
period 2011-03-31
ENTECH SOLAR, INC.
filed 2011-05-06
CIK 811271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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
(Do not check if a small company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 3, 2011, the Registrant had 386,261,108 shares of Common Stock, $0.001 par value per share outstanding.

ENTECH SOLAR, INC.

FORM 10-Q

Item	1. Financial Statements

ENTECH SOLAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2011	*December 31, 2010
	(UNAUDITED)
Assets
Current Assets:
Cash and cash equivalents	$1,253	$2,669
Accounts receivable—trade	43	57
Inventory (net of reserve of $151 at March 31, 2011 and December 31, 2010, respectively)	191	191
Prepaid finance cost	622	257
Prepaid expenses and deposits	311	531

Total Current Assets	2,420	3,705
Property and Equipment, net	1,973	2,065

Intangible and Other Assets:
Other intangible assets, net	16,713	17,309
Goodwill	19,196	19,196
Other deposits	396	374

Total Assets	$40,698	$42,649

Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$1,425	$1,685
Accrued lease obligation	417	342
Series D-1 Preferred stock warrants	1,394	1,394

Total Current Liabilities	3,236	3,421
Accrued lease obligation, net of current portion	1,013	1,088
Other	67	69

Total Liabilities	4,316	4,578

Convertible Preferred Stock
Series D-1 convertible preferred stock	11,180	11,180

Stockholders’ Equity
Preferred stock, $.01 par value authorized 10,000; 4,893 issued and outstanding.	—	—
Common stock, $.001 par value; authorized 980,000 shares, 383,789 and 380,736 issued at March 31, 2011 and December 31, 2010, respectively; 383,761 and 380,708 shares outstanding at March 31, 2011 and December 31, 2010, respectively	384	381
Additional paid-in capital	190,154	189,520
Accumulated deficit	(164,779)	(162,675)
Treasury stock, 28 shares, at cost, as of March 31, 2011 and December 31, 2010, respectively	(39)	(39)
Noncontrolling interest	(315)	(296)

	25,405	26,891
Note receivable for shares issued	(203)	—

Total Stockholders’ Equity	25,202	26,891

Total Liabilities, Convertible Preferred Stock and Stockholders’ Equity	$40,698	$42,649

*	Derived from audited financial information

See accompanying notes to condensed consolidated financial statements.

ENTECH SOLAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except per share data)

	Three Months Ended March 31,
	2011	2010
Revenues:
Equipment and services	$49	$15

Total	49	15

Cost of Revenues:
Equipment and services	113	30

Total	113	30

Gross Profit (Loss):
Equipment and services	(64)	(15)

Total	(64)	(15)

Operating Expenses:
Selling, general and administrative expenses	1,001	4,258
Research and development expenses	366	1,320
Depreciation and amortization	716	751

Total Operating Expenses	2,083	6,329

Loss from Operations	(2,147)	(6,344)
Other income	24	53

Net Loss	(2,123)	(6,291)
Net loss attributable to noncontrolling interest	(19)	(52)

Net loss attributable to Entech Solar, Inc.	(2,104)	(6,239)

Net loss attributable to Entech Solar, Inc. Common Shareholders	$(2,104)	$(6,239)

Net Loss attributable to Entech Solar, Inc. per Common Share (Basic and Diluted)	$(0.01)	$(0.02)

Weighted Average Common Shares Outstanding used in Per Share Calculation (Basic and Diluted)	381,646	297,205

See accompanying notes to condensed consolidated financial statements.

ENTECH SOLAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2011	2010
Operating activities:
Net loss	$(2,123)	$(6,291)

Adjustments to reconcile net cash used in operating activities:
Share-based compensation cost	202	1,543
Depreciation and amortization expenses	716	751
Issuance of stock in lieu of rent	—	35
Issuance of stock in lieu of commitment fee	100	250
Impairment on leasehold improvements	—	309
Loss on disposal of assets	—	8
Changes in assets and liabilities:
Accounts receivable	14	3
Inventory	—	127
Prepaid expenses and deposits	(167)	(175)
Accounts payable and other accrued expenses	(262)	581

Net cash (used in) operating activities	(1,520)	(2,859)

Investing activities:
Sale of property and equipment, net	(28)	21

Net cash provided by (used in) investing activities	(28)	21

Financing Activities:
Proceeds from sale of Series G preferred stock, net of issuance costs	132	1,500
Proceeds from related party stock purchase agreement	—	3,245

Net cash provided by financing activities	132	4,745

Net increase (decrease) in cash and cash equivalents	(1,416)	1,907

Cash and cash equivalents, beginning of period	2,669	1,952

Cash and cash equivalents, end of period	$1,253	$3,859

See accompanying notes to condensed consolidated financial statements.

ENTECH SOLAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands)

	Entech Solar, Inc. Shareholders
	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Note Receivable for shares issued	Treasury		Noncontrolling Interest	Total
	Shares	Par Value	Shares	Par Value				Shares	Stock
Balance, December 31, 2010	—	$—	380,736	$381	$189,520	$(162,675)	$—	28	$(39)	$(296)	$26,891

Series H preferred stock issued in lieu of commitment fee	—	—	—	—	100	—	—	—	—	—	100
Exercise of warrants	—	—	3,053	3	200	—	(203)	—	—	—	—
Share-based employee compensation cost	—	—	—	—	202	—	—	—	—	—	202
Series G preferred stock, net	—	—	—	—	132	—	—	—	—	—	132
Net loss	—	—	—	—	—	(2,104)	—	—	—	(19)	(2,123)

Balance, March 31, 2011	—	$—	383,789	$384	$190,154	$(164,779)	$(203)	28	$(39)	$(315)	$25,202

See accompanying notes to condensed consolidated financial statements.

ENTECH SOLAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note (1)    Liquidity and Capital Resources

At March 31, 2011, Entech Solar, Inc.’s (“Entech Solar”, the “Company”, “we”, “us” and “our”), had approximately $1.3 million in cash compared to $2.7 million at December 31, 2010. Net cash used in operating activities for the three months ended March 31, 2011, was $1.5 million compared to $2.9 million for the same period in 2010. Net cash used in operating activities for the three months ended March 31, 2011, was primarily the result of our net loss of $2.1 million, offset by non-cash charges primarily consisting of share-based compensation costs of $202,000 depreciation and amortization expenses of $716,000.

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

During the three months ended March 31, 2011, there was $28,000 used in investing activities compared to $21,000 in funds provided by investing activities for the same period in 2010. Net cash provided by financing activities in the three months ended March 31, 2011, totaled $132,000 compared to $4.7 million in the three months ended March 31, 2010.

The Company has historically financed operations and met capital expenditure requirements primarily through issuances of capital stock and borrowings and through solar system equipment sales. During the first three months of 2011, the Company did not market solar system equipment and assuming the company receives adequate funding, we do not anticipate marketing such equipment until the last quarter of 2011.

Presently, with no new financing, additional funding from related parties, or additional draws on existing financing, we anticipate that we will run out of funds at or near the third quarter of 2011. If we are unable to raise additional financing, we could be required to further reduce our spending plans, further reduce our workforce, license to others our products or technologies that we would otherwise seek to commercialize ourselves and/or sell certain assets. We may even be forced to discontinue operations. There can be no assurance that we can obtain financing, if at all, on terms acceptable to us.

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

Note (2)    Summary of Significant Accounting Policies

Basis of Presentation

The foregoing condensed consolidated financial statements are unaudited and have been prepared from the books and records of the Company. In our opinion, all normal and recurring adjustments necessary for a fair presentation of the financial position of the Company as of March 31, 2011 and the results of operations and cash flows for the three months ended March 31, 2011 and 2010 have been made in conformity with generally accepted accounting principles. The results of operations for the three months ended March 31, 2011 may not be indicative of expected results of operations for the year ending December 31, 2011. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited Consolidated Financial Statements of the Company included in its Form 10-K for the year ended December 31, 2010.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the Unites States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Estimates are used for, but not limited to, costs to complete contracts, warranty expense, taxes, losses on uncompleted contracts, lives of intangible assets, lives of property and equipment, and the value of shares issued. Although these estimates are based on management’s best knowledge of current events and actions that we may undertake in the future, actual results may be different from the estimates.

Fair Value of Financial Instruments

The carrying value of accounts receivable, accounts payable, and accrued expenses approximate their respective fair values, due to their short term nature. The preferred stock warrants are carried at their ultimate redemption value should a change in control occur.

Note (3)    Property and Equipment

Property and equipment consist of the following at March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011	December 31, 2010
Machinery and equipment	$1,524	$1,496
Vehicles	4	4
Computers	730	730
Leasehold improvements	1,269	1,269

	3,527	3,499
Less accumulated depreciation and amortization	(1,554)	(1,434)

Property and equipment, net	$1,973	$2,065

Depreciation expense for the three months ended March 31, 2011 and 2010 was approximately $120,000 and $154,000, respectively.

Note (4)    Intangible Assets

Intangible assets are listed below with associated accumulated amortization as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011	December 31, 2010
ENTECH trademark	$1,600	$1,600
ENTECH technology	22,887	22,887
Accumulated amortization	(7,774)	(7,178)

Intangible assets, net	$16,713	$17,309

Amortization expenses for the three months ended March 31, 2011 and 2010 were approximately $596,000 and $597,000, respectively.

Note (5)    Product Warranty

The Company historically provided for the estimated cost of product warranties relating to its legacy business at the time revenue was recognized. Since the Company had a limited operating history, adjustments in future periods may be required as its installations mature. The following table summarizes the activity regarding the Company’s warranty accrual:

	March 31, 2011	March 31, 2010
Beginning balance	$782	$835
Warranty accruals	—	—
Warranty costs incurred	(4)	(15)

Ending balance	$778	$820

The product warranty accrual is included in Accounts Payable and Accrued Expenses in the Company’s Condensed Consolidated Balance Sheet.

Note (6)     Convertible Preferred Stock

As of March 31, 2011, the Company had 4,892,857 shares of Series D-1 convertible preferred stock.

Series G Preferred Stock

On March 2, 2011, SG II, Ltd. (“Socius”) purchased 5 shares of the Company’s Series G preferred stock, par value $0.01 per share, at $10,000 per share, for an aggregate purchase price of $50,000. The Company issued to Socius a warrant to purchase $67,500 worth of shares of the Company’s common stock at an exercise price of $0.06 per share. Socius exercised the warrants with a promissory note to the Company in the principal amount of $67,500 with interest accruing at 2% per annum, and a maturity date of March 2, 2015.

On March 7, 2011, Socius purchased 10 shares of the Company’s Series G preferred stock, par value $0.01 per share, at $10,000 per share, for an aggregate purchase price of $100,000. The Company issued to Socius a warrant to purchase $135,000 worth of shares of the Company’s common stock at an exercise price of $0.08 per share. Socius exercised the warrants with a promissory note to the Company in the principal amount of $135,000 with interest accruing at 2% per annum, and a maturity date of March 2, 2015.

The Company may redeem, for cash or by an offset against any outstanding note payable from Socius to the Company that was issued by Socius, any or all of the Preferred Stock at any time at the redemption price per share. Should there be any shares of Series G Preferred Stock of the lender issued or outstanding at the maturity date of the promissory note then no payments on the promissory note will be made. As such, the Company has presented the notes receivable as contra equity in the Condensed Consolidated Balance Sheet as of March 31, 2011.

Series H Preferred Stock

On January 5, 2011, the Company and The Quercus Trust amended the Series H Preferred Stock Purchase Agreement, dated June 25, 2010 to extend the date from December 31, 2010 to June 30, 2011, pursuant to which The Quercus Trust, in the event of the death of David Gelbaum, agrees to purchase shares of the Company’s Series H Preferred Stock, par value $0.01 per share, at $10,000 per share, for an aggregate purchase price of $10,000,000. No other terms of the Purchase Agreement were changed or amended by the Amended Agreement. In consideration for The Quercus Trust’s entry into this amendment the Company paid to The Quercus Trust a commitment fee of $100,000 which was paid through the issuance to The Quercus Trust of 10 shares of the Company’s Series H preferred stock and a warrant to acquire 1,928,571 shares of the Company’s common stock at an exercise price of $0.07 per share.

Liquidation Preference

Upon liquidation, holders of the Series D-1 convertible preferred stock will be entitled to the greater of (1) a per share amount equal to the original purchase price plus any dividends accrued but not paid and (2) the amount that the holder would receive in respect of a share of Series D-1 Convertible Preferred Stock if immediately prior to dissolution and liquidation, all shares of Series D-1 Convertible Preferred Stock were converted into shares of common stock. The liquidation preference of Series D-1 convertible preferred stock at March 31, 2011 is $13,500,000.

Note (7)    Common Stock Transactions

Common stock transactions during the three months ended March 31, 2011 consisted of the following:

	Shares	Price Per Share
Shares issued December 31, 2010	380,735,405

Shares issued for exercised warrants	3,053,571	$0.06-0.07

Shares issued during the quarter ended March 31, 2011	3,053,571	$0.06-0.07

Shares issued March 31, 2011	383,788,976

Note (8)    Warrant Transactions

The Company uses the fair value method to account for transactions with non-employees in which unregistered common shares are issued in consideration for extensions of short-term loans, commissions for debt and equity financing, and the provision of goods or services. The fair value of all warrants is calculated using the Black Sholes pricing model with the following assumptions: dividend yield of zero percent; expected volatility (calculated on a case by case situation), utilizing the current risk free interest rate, and an average term of 10 years. The relative fair value of the warrants resulted in no non-cash expense charges, for the quarters ended March 31, 2011 and 2010, respectively. All warrants below are exercisable immediately. All warrants are exercisable into common stock only and do not include Series D-1 preferred stock warrants.

At March 31, 2011 and December 31, 2010 the Company had outstanding warrants to purchase 126,127,097 and 127,252,097 shares of common stock, respectively.

Note (9)    Share-Based Compensation

Share-based compensation expense for the three months ended March 31, 2011 and 2010 was approximately $202,000 and $1,543,000, respectively. This expense is presented as part of the operating results in Selling, General and Administrative expenses.

Note (10)    Net Loss per Common Share

Basic loss per share includes no dilution and is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. As presented, the Company’s basic and diluted net loss per share attributable to common stockholders is based on the weighted average number of common shares outstanding during the period. The calculation of diluted net loss per common share for the three months ended March 31, 2011 and 2010 does not include other potential common shares, including shares issuable upon exercise of options, warrants and conversion rights, since their effect would be anti-dilutive due to the Company’s losses. Below is a table of the potential issuable shares as of March 31, 2011 and 2010, respectively:

	March 31, 2011	March 31, 2010
Warrants, excluding Series D-1 preferred stock	126,127,097	58,365,515
Stock options	79,560,276	61,536,430
Preferred stock conversion rights	64,049,126	63,266,590

Total	269,736,499	183,168,535

Note (11)    Commitments and Guarantees

The Company’s commitments as of March 31, 2011, for the years 2011 through 2015 and thereafter are summarized below:

(In thousands)	2011	2012	2013	2014	2015	Thereafter	Total
Renewable energy credit guarantee obligations	$45	$60	$—	$—	$—	$—	$105
Operating lease payments	720	876	893	865	708	1,206	5,268

Total	$765	$936	$893	$865	$708	$1,206	$5,373

Stockholders of ENTECH, INC. a wholly owned subsidiary of the Company (“ENTECH”) are entitled to receive future earn-out consideration calculated as 5% of ENTECH’s gross revenues determined in accordance with generally accepted accounting principles until the accumulated total of such earn-out payments paid by the Company to the ENTECH stockholders equals $5,000,000. As of March 31, 2011, no earn-out payments have been accrued.

Operating Leases

Texas

Our executive office and research and development facility is housed in a 71,000 square foot facility in Fort Worth, Texas. The facility is leased under an operating lease that commenced March 7, 2008, for a period of ten (10) years expiring in 2018.

New Jersey

In 2010, we occupied a 30,000 square foot site located at 200 Ludlow Drive, Ewing, New Jersey. The facility is leased under an operating lease commencing July 1, 2007, and terminating on June 30, 2015. On March 11, 2010, the Company committed to an exit plan of its New Jersey facility and sought to sublease this facility and relocate retained personnel to a smaller facility in or near the New Jersey area. This exit plan had costs of $1.8 million in connection with the restructuring, of which approximately $0.4 million pertain to termination benefits to identified personnel which has been provided for and $1.4 million related to the fair value of the remaining lease obligations, net of estimated sublease income, and other related moving costs in New Jersey were provided for when we exited the facility on October 31, 2010.

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

Note (13)    Related Party Transactions

On January 5, 2011, the Company and The Quercus Trust amended the Series H Preferred Stock Purchase Agreement, dated June 25, 2010 to extend the date from December 31, 2010 to June 30, 2011, pursuant to which The Quercus Trust, in the event of the death of David Gelbaum, agrees to purchase shares of the Company’s Series H Preferred Stock, par value $0.01 per share, at $10,000 per share, for an aggregate purchase price of $10,000,000. No other terms of the Purchase Agreement were changed or amended by the Amended Agreement. In consideration for The Quercus Trust’s entry into this amendment the Company paid to The Quercus Trust a commitment fee of $100,000 which was paid through the issuance to The Quercus Trust of 10 shares of the Company’s Series H preferred stock and a warrant to acquire 1,928,571 shares of the Company’s common stock at an exercise price of $0.07 per share.

Note (14)    Supplemental Disclosure of Cash Flow Information

(In thousands)	March 31, 2011	March 31, 2010
Stock issued in lieu of commitment fee	$100	$—
Stock issued for note receivable	203	—

Note (15)    Subsequent Events

On April 4, 2011, we entered into Stock Purchase Agreements with The Quercus Trust whereby an aggregate of 2,500,000 common shares were issued at $0.08 per share for a total cash infusion of $200,000.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management Overview

In January 2010, we launched our patented, state-of-the-art tubular skylight that we believe provides superior light output and optical efficiency for commercial and green building initiatives. We do not expect to generate any significant revenues in 2011.

Our primary focus continues to be on developing and commercializing our state-of-the-art concentrating photovoltaic (“CPV”) products that can provide electricity in the short term and potentially both electricity and heat in the long term. We believe that providing electricity only and electricity and hot water will give customers energy solutions that are more efficient and cost-effective.

In September 2010, we submitted SolarVolt™ for independent certification testing. This milestone is a key step in commercializing our latest CPV product designed to produce electricity for large commercial, industrial, government and utility applications. This key step places us on target to have a fully certified product for commercialization between the second and third quarters of 2011 to address the rapidly growing global photovoltaic market. This new Entech Solar product is protected by several issued and pending patents. We do not anticipate marketing this product until the last quarter of 2011. We may follow SolarVolt™ with a new and improved version of ThermaVolt™, our electricity and hot water product.

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

RESULTS OF OPERATIONS—QUARTER ENDED MARCH 31, 2011 COMPARED TO QUARTER ENDED MARCH 31, 2010 (Amounts are rounded to the nearest thousand)

Revenues:

Total Revenues for the quarter ended March 31, 2011 amounted to $49,000 compared to $15,000 in the same period in 2010. Revenues for the quarter ended, 2011 were related to the Company’s engineering services. Revenues included in the quarter ended March 31, 2010 were related to the Company’s services for operations and management.

Cost of Revenues:

Total Cost of Revenue for the quarter ended March 31, 2011 amounted to $113,000 compared to $30,000 in the same period of 2010.

Operating Expenses:

Selling, General and Administrative Expenses (SG&A) for the quarter ended March 31, 2011, amounted to $1,001,000, compared to $4,258,000 in the comparable 2010 period, a decrease of $3,257,000. The change in SG&A expenses resulted primarily from the following:

•	Wages and benefits decreased $525,000 compared to the prior year period due to headcount reductions.

•	Stock based compensation expense decreased $1,342,000 compared to the prior year period.

•	There were $296,000 in exit cost due to the decision to cease operations in New Jersey for the three months ended March 31, 2010 and there were no such cost for the same period of 2011.

•	There were $309,000 in impairment of leasehold improvements for the three months ended March 31, 2010 and no such cost for the three months ended March 31, 2011.

•	Remaining decreases in SG&A resulted from reductions in professional fees and other administrative expenses.

Research and Development (R&D) Expenses for the quarter ended March 31, 2011 consists primarily of 1) salary expense for internal personnel and personnel-related costs as well as external consultants and contractors, 2) prototype and related material costs for product development, and 3) other product development testing costs. R&D expenditures are critical to the Company’s strategic objectives of enhancing its technology to meet the requirements of its targeted customers. R&D expenses incurred in the quarter ended March 31, 2011 totaled $366,000 compared to $1,320,000 in the prior year period.

Depreciation and Amortization for the quarter ended March 31, 2011, amount to $716,000, compared to $751,000 in the prior year period.

Loss from Operations:

In the quarter ended March 31, 2011, the Company incurred a loss from operations of $2,147,000, a decrease of $4,197,000 from the $6,344,000 loss during the same period in 2010.

Other income (expense):

In the quarter ended March 31, 2011, other income (expense) amounted to $24,000 income primarily due to interest income, compared to $53,000 primarily due to the sale of obsolete and scrap inventory during the quarter ended March 31, 2010.

Net Loss:

In the quarter ended March 31, 2011, the Company incurred a net loss of $2,123,000, a decrease of $4,168,000 from the $6,291,000 loss for the comparable period in 2010 due to the explanations above.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

At March 31, 2011, we had approximately $1.3 million in cash compared to $2.7 million at December 31, 2010. Net cash used in operating activities for the three months ended March 31, 2011, was $1.5 million compared to $2.9 million used in operations for the same period in 2010. Net cash used in operating activities for the three months ended March 31, 2011, was primarily the result of our net loss of $2.1 million, offset by non-cash charges primarily consisting of share-based compensation costs of $202,000 and depreciation and amortization expenses of $716,000.

During fiscal 2010, we raised $10.7 million primarily from the issuance of our capital stock to a related party. We estimate that capital expenditures for the year ending December 31, 2011 will approximate $813,000. We also estimate that the Company will need approximately $6.0 million during fiscal 2011 to develop and commercialize our solar products.

On November 29, 2010, we entered into a preferred stock agreement with Socius for up to $5 million in capital over the next two years. This agreement contemplates that we will sell up to 500 shares of our Series G preferred stock, in one or more tranches at a purchase price of $10,000 per share, for an aggregate issue price of up to $5 million. In addition we issued to Socius a warrant to acquire 84,375,000 shares of our common stock. With each tranche, Socius will vest in a portion of the warrant and be required to purchase shares of our common stock equal to 135% of the tranche amount. The exercise price of the warrants will equal the closing bid price of our common stock on the date we provide notice of a tranche to Socius. Funding under the agreement with Socius is subject to the satisfaction of a number of conditions, including the continued effectiveness of a registration statement that we filed with the Securities and Exchange Commission relating to Socius’s potential sale of the common stock underlying the warrants. As of March 23, 2011, Socius has purchased 15 shares of Series G preferred stock for an aggregate purchase price of $150,000. During the three months ended March 31, 2011, there was $28,000 used in investing activities compared to $21,000 provided by investing activities in the same period in 2010. Net cash provided by financing activities in the three months ended March 31, 2011, totaled $132,000 compared to $4.7 million in the three months ended March 31, 2010.

Subsequent to March 31, 2011, the Company raised an additional $200,000 from the sale of 2,500,000 shares of common stock to The Quercus Trust.

The Company has historically financed operations and met capital expenditure requirements primarily through issuances of capital stock and borrowings and through solar system equipment sales. During the first three months of 2011, the Company did not market solar system equipment and does not anticipate marketing such equipment until the last quarter of 2011.

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

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Securities Exchange Act of 1934 and the Securities Act of 1933, which are subject to risks, uncertainties and assumptions that are difficult to predict. All statements in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. These forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include statements, among other things, concerning our business strategy, including anticipated trends and developments in and management plans for our business and the markets in which we operate; future financial results, operating results, revenues, gross profit, operating expenses, products, projected costs and capital expenditures; sources of capital and capital resources; research and development programs; sales and marketing initiatives; and competition. In some cases, you can identify these statements by forward-looking words, such as “estimate”, “expect”, “anticipate”, “project”, “plan”, “intend”, “believe”, “forecast”, “foresee”, “likely”, “may”, “should”, “goal”, “target”, “might”, “will”, “could”, “predict” and “continue”, the negative or plural of these words and other comparable terminology. Our forward-looking statements are only predictions based on our current expectations and our projections about future events. All forward-looking statements included in this Quarterly Report on Form 10-Q are based upon information available to us as of date hereof. You should not place undue reliance on these forward-looking statements. We undertake no obligation to update any of these forward-looking statements for any reason, except as required by law. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these statements. These factors include the challenges we may face in raising capital and continuing as a going concern; our history of losses and our expectations that we will continue to incur losses; economic uncertainty and uncertainty in demand for our products; customer acceptance of our products; our ability to obtain necessary certifications and to commercialize our products timely or at all; the limiting volume in trading of our securities and a potentially illiquid market for any investment in our securities; dilution of your investment due to sales of our securities for capital raising purposes; the ability of Quercus to control our board of directors and the direction of our company, as well as our dependence on Quercus for capital; our ability to attract and retain experienced personnel, especially in light of our cost-cutting efforts; our ability to protect our intellectual property rights; our ability to meet our customers’ demands for improved and more cost-efficient technology; competition and the fact that many of our competitors have more resources that do we; pressure to reduce our prices; our dependence on key suppliers; warranty and product liability claims; and other risks which are described in detail in our periodic filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2010. You should carefully consider the risks and uncertainties described under this section.

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

Entech Solar, Inc.

(Registrant)

By:	/s/ DAVID GELBAUM	Date: May 6, 2011
David Gelbaum
Chief Executive Officer

By:	/s/ SHELLEY HOLLINGSWORTH	Date: May 6, 2011
Shelley Hollingsworth
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification by the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification by the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*