Form 10-Q
period 2011-09-30
ENTECH SOLAR, INC.
filed 2011-11-08
CIK 811271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

As of November 3, 2011, the Registrant had 410,532,934 shares of Common Stock, $0.001 par value per share outstanding.

ENTECH SOLAR, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

ENTECH SOLAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30, 2011	*December 31, 2010
	(UNAUDITED)
Assets
Current Assets:
Cash and cash equivalents	$873	$2,669
Accounts receivable—trade net of allowance	43	57
Inventory (net of reserve of $151 at September 30, 2011 and December 31, 2010, respectively)	199	191
Prepaid expenses and deposits	317	531

Total Current Assets	1,432	3,448
Property and Equipment, net	1,751	2,065

Intangible and Other Assets:
Other intangible assets, net	15,519	17,309
Goodwill	19,196	19,196
Prepaid finance cost	425	257
Other deposits	396	374

Total Assets	$38,719	$42,649

Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$1,310	$1,685
Accrued lease obligation	568	342
Series D-1 Preferred stock warrants	1,394	1,394

Total Current Liabilities	3,272	3,421
Accrued lease obligation, net of current portion	862	1,088
Other	64	69

Total Liabilities	4,198	4,578

Convertible Preferred Stock
Series D-1 convertible preferred stock	11,180	11,180

Stockholders’ Equity
Preferred stock, $.01 par value authorized 10,000; 4,893 issued and outstanding at September 30, 2011 and December 31, 2010, respectively	0	0
Common stock, $.001 par value; authorized 980,000 shares, 409,311 and 380,736 issued at September 30, 2011 and December 31, 2010, respectively; 409,283 and 380,708 shares outstanding at September 30, 2011 and December 31, 2010, respectively	409	381
Additional paid-in capital	192,720	189,520
Accumulated deficit	(169,193)	(162,675)
Treasury stock, 28 shares, at cost, as of September 30, 2011 and December 31, 2010, respectively	(39)	(39)
Noncontrolling interest	(353)	(296)

	23,544	26,891
Note receivable for shares issued	(203)	—

Total Stockholders’ Equity	23,341	26,891

Total Liabilities, Convertible Preferred Stock and Stockholders’ Equity	$38,719	$42,649

*	Derived from audited financial information

See accompanying notes to condensed consolidated financial statements.

ENTECH SOLAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Equipment and services	$51	$128	$162	$173

Total	51	128	162	173

Cost of Revenues:
Equipment and services	12	14	197	59

Total	12	14	197	59

Gross Profit (Loss):
Equipment and services	39	114	(35)	114

Total	39	114	(35)	114

Operating Expenses:
Selling, general and administrative expenses	1,011	2,035	3,236	9,565
Research and development expenses	345	677	1,201	2,735
Depreciation and amortization	703	741	2,130	2,236

Total Operating Expenses	2,059	3,453	6,567	14,536

Loss from Operations	(2,020)	(3,339)	(6,602)	(14,422)
Other income (expense)	1	(9)	27	15

Net Loss	(2,019)	(3,348)	(6,575)	(14,407)

Net loss attributable to noncontrolling interest	(17)	(30)	(57)	(116)

Net loss attributable to Entech Solar, Inc.	$(2,002)	$(3,318)	$(6,518)	$(14,291)

Net Loss attributable to Entech Solar, Inc. per Common Share (Basic and Diluted)	$(0.01)	$(0.01)	$(0.02)	$(0.05)

Weighted Average Common Shares Outstanding used in Per Share Calculation (Basic and Diluted)	399,132	322,394	389,150	313,827

See accompanying notes to condensed consolidated financial statements.

ENTECH SOLAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2011	2010
Operating activities:
Net loss	$(6,575)	$(14,407)

Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation cost	981	3,974
Depreciation and amortization expenses	2,130	2,236
Issuance of stock in lieu of rent	0	47
Issuance of stock in lieu of severance agreement	0	8
Issuance of stock in lieu of commitment fee	100	0
Issuance of stock in lieu of interest	0	12
Impairment on leasehold improvements	0	309
Provision for doubtful accounts	3	0
Changes in assets and liabilities:
Accounts receivable	11	(5)
Inventory	(8)	27
Prepaid expenses and deposits	188	(133)
Accounts payable and other accrued expenses	(380)	1

Net cash (used in) operating activities	(3,550)	(7,931)

Investing activities:
Sale (purchase) of property and equipment, net	(24)	22

Net cash (used in) provided by investing activities	(24)	22

Financing Activities:
Proceeds from issuance of preferred stock, net	152	3,710
Payment of financing cost	(384)	0
Proceeds from issuance of promissory note-related party	0	500
Proceeds from related party stock purchase agreement	1,850	3,245
Proceeds from stock purchase agreement	160	0
Proceeds from rights offering, net	0	274

Net cash provided by financing activities	1,778	7,729

Net (decrease) in cash and cash equivalents	(1,796)	(180)

Cash and cash equivalents, beginning of period	2,669	1,952

Cash and cash equivalents, end of period	$873	$1,772

See accompanying notes to condensed consolidated financial statements.

ENTECH SOLAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands)

	Entech Solar, Inc. Shareholders
	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury		Noncontrolling Interest	Note Receivable for shares issued	Total
	Shares	Par Value	Shares	Par Value			Shares	Stock
Balance, December 31, 2010	0	$0	380,736	$381	$189,520	$(162,675)	28	$(39)	$(296)	$0	$26,891

Series H preferred stock issued in lieu of commitment fee	0	0	0	0	100	0	0	0	0	0	100
Exercise of warrants	0	0	3,053	3	200	0	0	0	0	(203)	0
Amortization of prepaid finance cost	0	0	0	0	(218)	0	0	0	0	0	(218)
Share-based employee compensation cost	0	0	0	0	981	0	0	0	0	0	981
Proceeds from stock purchase agreements-related party	0	0	23,522	23	1,827	0	0	0	0	0	1,850
Proceeds from stock purchase agreements	0	0	2,000	2	158	0	0	0	0	0	160
Series G preferred stock, net	0	0	0	0	152	0	0	0	0	0	152
Net loss	0	0	0	0	0	(6,518)	0	0	(57)	0	(6,575)

Balance, September 30, 2011	0	$0	409,311	$409	$192,720	$(169,193)	28	$(39)	$(353)	$(203)	$23,341

See accompanying notes to condensed consolidated financial statements.

ENTECH SOLAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note (1)    Liquidity and Capital Resources

At September 30, 2011, Entech Solar, Inc. (“Entech Solar”, the “Company”, “we”, “us” and “our”), had approximately $873,000 in cash compared to $2.7 million at December 31, 2010. Net cash used in operating activities for the nine months ended September 30, 2011, was $3.6 million compared to $7.9 million for the same period in 2010. Net cash used in operating activities for the nine months ended September 30, 2011, was primarily the result of our net loss of $6.5 million, offset by non-cash charges primarily consisting of share-based compensation costs of $981,000 and depreciation and amortization expenses of $2.1 million.

During fiscal 2010, we raised $10.7 million primarily from the issuance of our capital stock to a related party. We estimate that capital expenditures for the year ending December 31, 2012 will approximate $813,000. We also estimate that the Company will need approximately $6.0 million during fiscal 2012 to develop and commercialize our solar products.

On November 29, 2010, we entered into an amended and restated preferred stock purchase agreement with Socius CGII, Ltd. (“Socius”) for up to $5.0 million in capital over the next two years (the “Socius Agreement”). This Socius Agreement contemplates that we will sell up to 500 shares of our Series G preferred stock, in one or more tranches at a purchase price of $10,000 per share, for an aggregate issue price of up to $5.0 million. In addition we issued to Socius a warrant to acquire 84,375,000 shares of our common stock (the “Socius Warrant”). With each tranche, Socius will vest in a portion of the warrant and be required to purchase shares of our common stock equal to 135% of the tranche amount. The exercise price of the vested portion of the Socius Warrant will equal the closing bid price of our common stock on the date we provide notice of a tranche to Socius. Funding under the Socius Agreement is subject to the satisfaction of a number of conditions, including the continued effectiveness of a registration statement that we filed with the Securities and Exchange Commission relating to Socius’s potential sale of the common stock underlying the warrants. As of September 30, 2011, Socius has purchased 15 shares of Series G preferred stock for an aggregate purchase price of $150,000 and 3,053,571 shares of our common stock for an aggregate purchase price of $202,500.

During the nine months ended September 30, 2011, there was $24,000 used in investing activities compared to $22,000 in funds provided by investing activities for the same period in 2010. Net cash provided by financing activities in the nine months ended September 30, 2011, totaled $1.8 million compared to $7.7 million in the nine months ended September 30, 2010.

The Company has historically financed operations and met capital expenditure requirements primarily through issuances of capital stock and borrowings and through solar system equipment sales. During the first nine months of 2011 the Company did not market solar system equipment.

Presently, with no new financing, additional funding from related parties, or additional draws on existing financing, we anticipate that we will run out of funds during the first quarter of 2012. If we are unable to raise additional financing, we could be required to further reduce our spending plans, further reduce our workforce, license to others our products or technologies that we would otherwise seek to commercialize ourselves and/or sell certain assets. We may even be forced to discontinue operations. There can be no assurance that we can obtain financing, if at all, on terms acceptable to us.

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

Note (2)    Summary of Significant Accounting Policies

Basis of Presentation

The foregoing condensed consolidated financial statements are unaudited and have been prepared from the books and records of the Company. In our opinion, all normal and recurring adjustments necessary for a fair presentation of the financial position of the Company as of September 30, 2011 and the results of operations and cash flows for the nine months ended September 30, 2011 and 2010 have been made in conformity with generally accepted accounting principles. The results of operations for the three and nine months ended September 30, 2011 may not be indicative of expected results of operations for the year ending December 31, 2011. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited Consolidated Financial Statements of the Company included in its Form 10-K for the year ended December 31, 2010.

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

Goodwill and Intangible Assets

Goodwill was recorded in connection with our acquisition of ENTECH in January 2008. Goodwill consists of the excess of cost over the fair value of net assets acquired in business combinations accounted for as purchases. In addition, Other Intangible Assets, which include trademarks and technology, were recorded in connection with our acquisition of ENTECH. The assets, excluding trademarks, are being amortized on a straight line basis over 9 to 13 years. The ENTECH trademark is not being amortized.

We will perform our annual impairment test based on December 31 information each year, unless triggering events occur that would cause us to test for impairment at interim periods. While the Company does not believe that a triggering event has occurred through the period covered in this report, we note that there have been trends within the solar energy environment which could negatively impact the future pricing of our CPV product. The application of the goodwill and other intangible assets impairment testing requires significant judgments (including those which impact our pricing), such as, estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for the businesses, the periods over which cash flows will occur, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill and other intangible asset impairment for each reporting unit.

Note (3)    Property and Equipment

Property and equipment consist of the following at September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010
Machinery and equipment	$1,524	$1,496
Vehicles	0	4
Computers	730	730
Leasehold improvements	1,269	1,269

	3,523	3,499
Less accumulated depreciation and amortization	(1,772)	(1,434)

Property and equipment, net	$1,751	$2,065

Depreciation expense for the three and nine months ended September 30, 2011 was approximately $106,000 and $340,000, respectively, as compared to $144,000 and $446,000, respectively, for the same periods in 2010.

Note (4)    Intangible Assets

Intangible assets are listed below with associated accumulated amortization as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010
ENTECH trademark	$1,600	$1,600
ENTECH technology	22,887	22,887
Accumulated amortization	(8,968)	(7,178)

Intangible assets, net	$15,519	$17,309

Amortization expenses for the three and nine months ended September 30, 2011 were approximately $597,000 and $1,790,000 respectively, as compared to $597,000 and $1,790,000, respectively, for the same periods in 2010.

Note (5)    Product Warranty

The Company historically provided for the estimated cost of product warranties relating to its legacy business at the time revenue was recognized. Since the Company has a limited operating history, adjustments in future periods may be required as its installations mature. The following table summarizes the activity regarding the Company’s warranty accrual:

	Nine Months Ended September 30,
	2011	2010
Beginning balance	$782	$835
Warranty accruals	0	0
Warranty costs incurred	(9)	(48)

Ending balance	$773	$787

The product warranty accrual is included in Accounts Payable and Accrued Expenses in the Company’s condensed consolidated balance sheets.

Note (6)    Preferred Stock

Series G Preferred Stock

On March 2, 2011, pursuant to the Socius Agreement Socius purchased 5 shares of the Company’s Series G preferred stock, par value $0.01 per share, at $10,000 per share, for an aggregate purchase price of $50,000. Socius also exercised a portion of the Socius Warrant and purchased 1,125,000 shares of the Company’s common stock at an exercise price of $0.06 per share. Socius exercised this portion of the Socius Warrant with a promissory note to the Company in the principal amount of $67,500 with interest accruing at 2% per annum, and a maturity date of March 2, 2015.

On March 21, 2011, pursuant to the Socius Agreement Socius purchased 10 shares of the Company’s Series G preferred stock, par value $0.01 per share, at $10,000 per share, for an aggregate purchase price of $100,000. Socius also exercised a portion of the Socius Warrant and purchased 1,928,571 shares of the Company’s common stock at an exercise price of $0.08 per share for an aggregate price of $135,000. Socius exercised the warrants with a promissory note to the Company in the principal amount of $135,000 with interest accruing at 2% per annum, and a maturity date of March 7, 2015.

The Company may redeem, for cash or by an offset against any outstanding note payable from Socius to the Company that was issued by Socius, any or all of the Series G preferred stock at any time at the redemption price per share. Should there be any shares of Series G preferred stock of Socius issued or outstanding at the maturity date of the promissory note then no payments on the promissory note will be made. As such, the Company has presented the notes receivable as contra equity in the condensed consolidated balance Sheet as of September 30, 2011.

Series H Preferred Stock

On January 5, 2011, the Company and The Quercus Trust amended the Series H Preferred Stock Purchase Agreement, dated June 25, 2010 to extend the date from December 31, 2010 to June 30, 2011, pursuant to which The Quercus Trust, in the event of the death of David Gelbaum our Chairman and Chief Executive Officer, by such date, agrees to purchase shares of the Company’s Series H Preferred Stock, par value $0.01 per share, at $10,000 per share, for an aggregate purchase price of $10,000,000. No other terms of the purchase agreement were changed or amended by the amendment. In consideration for The Quercus Trust’s entry into this amendment the Company paid to The Quercus Trust a commitment fee of $100,000 which was paid through the issuance to The Quercus Trust of 10 shares of the Company’s Series H preferred stock and a warrant to acquire 1,928,571 shares of the Company’s common stock at an exercise price of $0.07 per share.

Series D-1 Convertible Preferred Stock Liquidation Preference

As of September 30, 2011, the Company had outstanding 4,892,857 shares of Series D-1 convertible preferred stock. Upon liquidation, holders of the Series D-1 convertible preferred stock will be entitled to the greater of (1) a per share amount equal to the original purchase price plus any dividends accrued but not paid and (2) the amount that the holder would receive in respect of a share of Series D-1 convertible preferred stock if immediately prior to dissolution and liquidation, all shares of Series D-1 convertible preferred stock were converted into shares of common stock. The liquidation preference of Series D-1 convertible preferred stock at September 30, 2011 is $13,500,000. See note 7 for additional information.

Note (7)    Common Stock Transactions

Common stock transactions during the nine months ended September 30, 2011 consisted of the following:

	Shares	Price Per Share
Shares issued December 31, 2010	380,735,405

Shares sold under related party stock purchase agreement	23,521,826	$0.07-0.08
Shares sold under stock purchase agreement	2,000,000	$0.08
Shares issued for exercised warrants	3,053,571	$0.06-0.07

Shares issued during the nine months ended September 30, 2011	28,575,397	$0.06-0.08

Shares issued September 30, 2011	409,310,802

On July 15, 2011, we entered into a Stock Purchase Agreement with Mr. Donald E. Sable, II whereby Mr. Sable purchased 2,000,000 common shares at $0.08 per share for $160,000.

In a letter agreement dated September 6, 2011, David Gelbaum granted to the Company an irrevocable option pursuant, to which the Company, at its sole election, may issue and sell to the estate of Mr. Gelbaum, in the event of his death prior to December 31, 2011 up to $10,000,000 worth of shares of the Company’s common stock at a per share price equal to 80% of the average closing trade price of the common stock over the one year period prior to the date of his death. The option must be exercised no later than six months following the date of his death. The preceding discussion is qualified in its entirety by, and is subject to, the full text of the letter agreement, which is filed as Exhibit 10.8 to this Quarterly Report on Form 10-Q.

Note (8)    Share-Based Compensation

Share-based compensation expense for the three and nine months ended September 30, 2011 was approximately $290,000 and $981,000, respectively, compared to $640,000 and $3,974,000 for the same periods in 2010, respectively. This expense is presented as part of the operating results in Selling, General and Administrative expenses.

Note (9)    Net Loss per Common Share

Basic loss per share includes no dilution and is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. As presented, the Company’s basic and diluted net loss per share attributable to common stockholders is based on the weighted average number of common shares outstanding during the period. The calculation of diluted net loss per common share for the three and nine months ended September 30, 2011 and 2010 does not include other potential common shares, including shares issuable upon exercise of options, warrants and conversion rights, since their effect would be anti-dilutive due to the Company’s losses. Below is a table of the potential issuable shares as of September 30, 2011 and 2010, respectively:

	September 30, 2011	September 30, 2010
Warrants, excluding Series D-1 preferred stock	124,920,406	83,786,188
Stock options	76,616,807	88,401,511
Preferred stock conversion rights	65,782,364	66,290,766

Total	267,319,577	238,478,465

Note (10)    Commitments and Guarantees

The Company’s commitments as of September 30, 2011, for the years 2011 through 2015 and thereafter are summarized below:

(In thousands)	2011	2012	2013	2014	2015	Thereafter	Total
Renewable energy credit guarantee obligations	$15	$60	$—	$—	$—	$—	$75
Operating lease payments	435	876	893	865	708	1,206	4,983

Total	$450	$936	$893	$865	$708	$1,206	$5,058

Stockholders of ENTECH, INC. (“ENTECH”) a subsidiary of the Company are entitled to receive future earn-out consideration calculated as 5% of ENTECH’s gross revenues determined in accordance with generally accepted accounting principles until the accumulated total of such earn-out payments paid by the Company to the ENTECH stockholders equals $5,000,000. As of September 30, 2011, no earn-out payments have been accrued.

Operating Leases

Texas

Our executive office and research and development facility is housed in a 71,000 square foot facility in Fort Worth, Texas. The facility is leased under an operating lease that commenced March 7, 2008, for a period of ten (10) years expiring in 2018.

New Jersey

In 2010, we occupied a 30,000 square foot site located at 200 Ludlow Drive, Ewing, New Jersey. The facility is leased under an operating lease commencing July 1, 2007, and terminating on June 30, 2015. On March 11, 2010, the Company committed to an exit plan of its New Jersey facility and sought to sublease this facility and relocate retained personnel to a smaller facility in or near the New Jersey area. This exit plan had costs of $1.8 million in connection with the restructuring, of which approximately $0.4 million pertains to termination benefits to identified personnel and has been provided for and $1.4 million relates to the fair value of the remaining lease obligations, net of estimated sublease income, and other related moving costs in New Jersey were provided for when we exited the facility on October 31, 2010.

On June 26, 2010, we entered into an operating lease agreement for an approximately 3,500 square foot site located in Trenton, New Jersey. Our engineering services activities have relocated to this facility. The lease commenced on July 8, 2010 and terminates on July 31, 2013. On September 30, 2011, the Company committed to exit the facility.

Note (11)    Contingencies

We are subject to various claims and suits from time to time in the ordinary course of business. We are not aware of any pending or threatened litigation that could have a material adverse effect on our business, financial condition or results of operations.

On September 13, 2011, Rainbow Associates, S.A. (“Rainbow”) filed a complaint in the Delaware Court of Chancery seeking a declaratory judgment that shares of Series B Convertible Preferred Stock of the Company it allegedly holds are still issued and outstanding. Rainbow also sought a mandatory injunction directing the Company to redeem the Series B Convertible Preferred Stock and to repay Rainbow, upon such redemption, an amount equal to the amount Rainbow paid to purchase such stock, along with amounts accrued on the stock. In addition, Rainbow sought damages resulting from the Company’s purported cancellation of the stock. On October 11, 2011, the Company filed a motion to dismiss Rainbow’s complaint for failure to state a claim upon which relief may be granted. While the Company believes that Rainbow’s claims are without merit, the Company is unable to predict the outcome of the litigation and does not provide any assurances in this regard.

Note (12)    Related Party Transactions

On January 5, 2011, the Company and The Quercus Trust amended the Series H Preferred Stock Purchase Agreement, dated June 25, 2010 to extend the date from December 31, 2010 to June 30, 2011, pursuant to which The Quercus Trust, in the event of the death of David Gelbaum, agrees to purchase shares of the Company’s Series H Preferred Stock, par value $0.01 per share, at $10,000 per share, for an aggregate purchase price of $10,000,000. No other terms of the purchase agreement were changed or amended by the amendment. In consideration for The Quercus Trust’s entry into this amendment the Company paid to The Quercus Trust a commitment fee of $100,000 which was paid through the issuance to The Quercus Trust of 10 shares of the Company’s Series H preferred stock and a warrant to acquire 1,928,571 shares of the Company’s common stock at an exercise price of $0.07 per share. See note 7 for additional information.

On April 11, 2011, we entered into a Stock Purchase Agreement with The Quercus Trust whereby The Quercus Trust purchased 2,500,000 common shares at $0.08 per share for a total of $200,000.

On June 13, 2011, we entered into two separate Stock Purchase Agreements with The Quercus Trust whereby The Quercus Trust purchased 1,111,111 shares were at $0.09 per share, for a total of $100,000 and an 1,250,000 shares were at $0.08 per share, for a total of $100,000.

On July 13, 2011, we entered into five separate Stock Purchase Agreements with The Quercus Trust whereby The Quercus Trust purchased 1,250,000 shares at $0.08 per share, for $100,000, 625,000 shares were at $0.08 per share, for $50,000, 714,286 shares at $0.07 per share, for $50,000, 3,571,429 shares at $0.07 per share, for $250,000, and 2,500,000 shares at $0.08 per share, for $200,000.

On August 30, 2011, we entered into a Stock Purchase Agreement with The Quercus Trust whereby The Quercus Trust purchased 5,000,000 shares at $0.08 per share for $400,000.

On September 6, 2011, pursuant to a letter agreement David Gelbaum granted to the Company an irrevocable option, pursuant to which the Company, at its sole election, may issue and sell to the estate of Mr. Gelbaum, in the event of his death prior to December 31, 2011, up to $10,000,000 worth of shares of the Company’s common stock at a per share price equal to 80% of the average closing trade price of the common stock for the one year period prior to the date of his death. The option must be exercised no later than six months following the date of his death.

On September 22, 2011, we entered into a Stock Purchase Agreement with The Quercus Trust whereby The Quercus Trust purchased 1,250,000 shares at $0.08 per share for $100,000.

On September 22, 2011, we entered into a Stock Purchase Agreement with The Quercus Trust whereby The Quercus Trust purchased 1,250,000 shares at $0.08 per share for $100,000.

On September 28, 2011, we entered into a Stock Purchase Agreement with The Quercus Trust whereby The Quercus Trust purchased 3,750,000 shares at $0.08 per share for $300,000.

Note (13)    Supplemental Disclosure of Cash Flow Information

(In thousands)	September 30, 2011	September 30, 2010
Stock issued for note receivable	$203	$—
Stock issued in lieu of repayment of related party note payable	—	512
Amortization of prepaid finance cost	(218)	—

Note (14)    Subsequent Events

On October 4, 2011, we entered into a Stock Purchase Agreement with The Quercus Trust whereby The Quercus Trust purchased 1,250,000 shares at $0.08 per share for $100,000.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management Overview

We have begun to put more resources into developing and commercializing our patented collimating skylights.

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

In September 2010, we submitted SolarVolt™ for independent certification testing. This milestone is a key step in commercializing our latest concentrating photovoltaic (“CPV”) product designed to produce electricity for large commercial, industrial, government and utility applications. On August 24, 2011, the Company received notification that the Company’s latest CPV module called SolarVolt™ had met the CPV model testing and evaluation requirements of IEC 62108 and safety requirements as outlined in the draft standard IEC 62688. This new Entech Solar product is protected by several issued and pending patents. At this time the Company does not have the capital required to build a production line for our SolarvoltTM technology, and, we anticipate seeking to sell or license this technology.

RESULTS OF OPERATIONS—QUARTER ENDED SEPTEMBER 30, 2011 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2010

(Amounts are rounded to the nearest thousand)

Revenues:

Total Revenues for the quarter ended September 30, 2011 amounted to $51,000 compared to $128,000 in the same period in 2010. Revenues for the quarter ended, September 30, 2011 were primarily related to the Company’s services for operation and maintenance. Revenues included in the quarter ended September 30, 2010 were related to the Company’s services for operations and maintenance.

Cost of Revenues:

Total Cost of Revenue for the quarter ended September 30, 2011 amounted to $12,000 compared to $14,000 in the same period of 2010.

Operating Expenses:

Selling, General and Administrative Expenses (SG&A) for the quarter ended September 30, 2011, amounted to $1,011,000, compared to $2,035,000 in the comparable 2010 period, a decrease of $1,024,000. The change in SG&A expenses resulted primarily from the following:

•	Wages and benefits decreased $256,000 compared to the prior year period due to headcount reductions.

•	Stock based compensation expense decreased $350,000 compared to the prior year period.

•	Professional fees, office expense, travel and marketing cost decreased $304,000 compared to the prior year period.

•	Facility cost, insurance and investor relation cost decreased $97,000 compared to the prior year period due to the exit of the New Jersey facility and accruing total cost in prior periods in 2010.

•	Remaining changes in SG&A resulted from reductions in other administrative expenses.

Research and Development (R&D) Expenses for the quarter ended September 30, 2011 consists primarily of 1) salary expense for internal personnel and personnel-related costs as well as external consultants and contractors, 2) prototype and related material costs for product development, and 3) other product development testing costs. R&D expenditures are critical to the Company’s strategic objectives of enhancing its technology to meet the requirements of its targeted customers. R&D expenses incurred in the quarter ended September 30, 2011 totaled $345,000 compared to $677,000 in the prior year period. The decrease is primarily due to the Company’s decision to put the ThermaVolt™ development on hold in 2010.

Depreciation and Amortization for the quarter ended September 30, 2011, amount to $703,000, compared to $741,000 in the prior year period.

Loss from Operations:

In the quarter ended September 30, 2011, the Company incurred a loss from operations of $2,020,000, a decrease of $1,319,000 from the $3,339,000 loss during the same period in 2010.

Other income (expense):

In the quarter ended September 30, 2011, other income (expense) amounted to $1,000 income primarily due to interest income, compared to $9,000 expense primarily due to the loss on sale of obsolete and scrap inventory during the quarter ended September 30, 2010.

Net Loss:

In the quarter ended September 30, 2011, the Company incurred a net loss of $2,019,000, a decrease of $1,329,000 from the $3,348,000 loss for the comparable period in 2010 due to the explanations above.

RESULTS OF OPERATIONS—NINE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2010

(Amounts are rounded to the nearest thousand)

Revenues:

Total Revenues for the first nine months of 2011 amounted to $162,000 compared to $173,000 in the same period in 2010. Revenues for the nine months ended, September, 30, 2011 were related to the Company’s engineering services, services for operations and maintenance and services for space contracts. Revenues included in the nine months ended September 30, 2010 were related to the Company’s services for operations and maintenance.

Cost of Revenues:

Total Cost of Revenue for the nine months ended September 30, 2011 amounted to $197,000 compared to $59,000 in the same period of 2010.

Operating Expenses:

Selling, General and Administrative Expenses (SG&A) for the nine months ended September 30, 2011, amounted to $3,236,000, compared to $9,565,000 in the comparable 2010 period, a decrease of $6,329,000. The change in SG&A expenses resulted primarily from the following:

•	Wages and benefits decreased $995,000 compared to the prior year period due to headcount reductions.

•	Stock based compensation expense decreased $2,993,000 compared to the prior year period.

•	There were $320,000 in exit cost due to the decision to cease operations in New Jersey for the nine months ended September 30, 2010 and there were no such cost for the same period of 2011.

•	Facility cost decreased $384,000 compared to the prior year period due to the exit of the New Jersey facility and accruing total cost in prior periods in 2010.

•	Professional fees, office expenses, travel and marketing cost decreased $1,329,000 compared to the prior year period.

•	There were $309,000 in impairment of leasehold improvements for the nine months ended September 30, 2010 and no such cost for the nine months ended September 30, 2011.

•	Remaining changes in SG&A resulted from reductions in other administrative expenses.

Research and Development (R&D) Expenses for the nine months ended September 30, 2011 consists primarily of 1) salary expense for internal personnel and personnel-related costs as well as external consultants and contractors, 2) prototype and related material costs for product development, and 3) other product development testing costs. R&D expenditures are critical to the Company’s strategic objectives of enhancing its technology to meet the requirements of its targeted customers. R&D expenses incurred in the nine months ended September 30, 2011 totaled $1,201,000 compared to $2,735,000 in the prior year period. The decrease is primarily due to the Company’s decision to put the ThermaVolt™ development on hold in 2010.

Depreciation and Amortization for the nine months ended September 30, 2011, amount to $2,130,000, compared to $2,236,000 in the prior year period.

Loss from Operations:

In the nine months ended September 30, 2011, the Company incurred a loss from operations of $6,602,000, a decrease of $7,820,000 from the $14,422,000 loss during the same period in 2010.

Other income (expense):

In the nine months ended September 30, 2011, other income (expense) amounted to $27,000 income primarily due to interest income, compared to $15,000 during the nine months ended September 30, 2010.

Net Loss:

In the nine months ended September 30, 2011, the Company incurred a net loss of $6,575,000, a decrease of $7,832,000 from the $14,407,000 loss for the comparable period in 2010 due to the explanations above.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

At September 30, 2011, we had approximately $873,000 in cash compared to $2.7 million at December 31, 2010. Net cash used in operating activities for the nine months ended September 30, 2011, was $3.6 million compared to $7.9 million used in operations for the same period in 2010. Net cash used in operating activities for the nine months ended September 30, 2011, was primarily the result of our net loss of $6.5 million, offset by non-cash charges primarily consisting of share-based compensation costs of $981,000 and depreciation and amortization expenses of $2.1 million.

During fiscal 2010, we raised $10.7 million primarily from the issuance of our capital stock to a related party. We estimate that capital expenditures for the year ending December 31, 2012 will approximate $813,000. We also estimate that the Company will need approximately $6.0 million during fiscal 2012 to develop and commercialize our solar products.

On November 29, 2010, we entered into the Socius Agreement for up to $5.0 million in capital over the next two years. The Socius Agreement contemplates that we will sell to Socius up to 500 shares of our Series G preferred stock, in one or more tranches at a purchase price of $10,000 per share, for an aggregate issue price of up to $5.0 million. In addition we issued to Socius the Socius Warrant to acquire 84,375,000 shares of our common stock. With each tranche, Socius will vest in a portion of the warrant and be required to purchase shares of our common stock equal to 135% of the tranche amount. The exercise price of a vested portion of the Socius Warrant will equal the closing bid price of our common stock on the date we provide notice of a tranche to Socius. Funding under Socius Agreement is subject to the satisfaction of a number of conditions, including the continued effectiveness of a registration statement that we filed with the Securities and Exchange Commission relating to the potential sale by Socius of the common stock underlying the warrants. As of September 30, 2011, Socius has purchased 15 shares of Series G preferred stock for an aggregate purchase price of $150,000, and 3,053,571 shares of our common stock for an aggregate purchase price of $202,500.

During the nine months ended September 30, 2011, there was $24,000 used in investing activities compared to $22,000 provided by investing activities in the same period in 2010. Net cash provided by financing activities in the nine months ended September 30, 2011, totaled $1.8 million compared to $7.7 million in the nine months ended September 30, 2010.

Subsequent to September 30, 2011, the Company raised an additional $100,000 from the sale of 1,250,000 shares of common stock to related parties.

The Company has historically financed operations and met capital expenditure requirements primarily through issuances of capital stock and borrowings and through solar system equipment sales. During the first nine months of 2011, the Company did not market solar system equipment.

Presently, with no new financing we anticipate that we will run out of funds during the first quarter of 2012. If we are unable to raise additional financing, we could be required to further reduce our spending plans, further reduce our workforce, license to others our products or technologies that we would otherwise seek to commercialize ourselves and/or sell certain assets. We may even be forced to discontinue operations. There can be no assurance that we can obtain financing, if at all, on terms acceptable to us.

Contractual Obligation and Commercial Commitments

See Note 11 of the condensed consolidated financial statements for information about contractual obligation and commercial commitments.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Securities Exchange Act of 1934 as amended (the “Exchange Act”) and the Securities Act of 1933, as amended which are subject to risks, uncertainties and assumptions that are difficult to predict. All statements in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. These forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include statements, among other things, concerning our business strategy, including anticipated trends and developments in and management plans for our business and the markets in which we operate; product commercialization timing; future financial results, operating results, revenues, gross profit, operating expenses, products, projected costs and capital expenditures; sources of capital and capital resources; research and development programs; our expectations regarding our SolarVoltTM technology and competition. In some cases, you can identify these statements by forward-looking words, such as “estimate”, “expect”, “anticipate”, “project”, “plan”, “intend”, “believe”, “forecast”, “foresee”, “likely”, “may”, “should”, “goal”, “target”, “might”, “will”, “could”, “predict” and “continue”, the negative or plural of these words and other comparable terminology. Our forward-looking statements are only predictions based on our current expectations and our projections about future events. All forward-looking statements included in this Quarterly Report on Form 10-Q are based upon information available to us as of the date hereof. You should not place undue reliance on these forward-looking statements. We undertake no obligation to update any of these forward-looking statements for any reason, except as required by law. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these statements. These factors include the challenges we may face in raising capital and continuing as a going concern; our history of losses and our expectations that we will continue to incur losses; economic uncertainty and uncertainty in demand for our products; customer acceptance of our products; our ability to obtain necessary certifications and to license or commercialize our products timely or at all; the outcome of pending litigation; the limited volume in trading of our securities and a potentially illiquid market for any investment in our securities; dilution of your investment due to sales of our securities for capital raising and other purposes; the ability of The Quercus Trust to control our board of directors and the direction of our company, as well as our dependence on The Quercus Trust for capital; our ability to attract and retain experienced personnel, especially in light of our cost-cutting efforts; our ability to protect our intellectual property rights; our ability to meet our customers’ demands for improved and more cost-efficient technology; competition and the fact that many of our competitors have more resources that do we; pressure to reduce our prices; our dependence on key suppliers; warranty and product liability claims; and other risks which are described in detail in our periodic filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2010. You should carefully consider the risks and uncertainties described under this section.

Item 3.    Quantitative and Qualitative Disclosures About Market Risks

Not applicable.

Item 4.    Controls and Procedures

The Company has established controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report (the “Evaluation Date”). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective at a reasonable assurance level.

No changes in the Company’s internal control over financial reporting have occurred during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

Item 1.    Legal Proceedings

The information provided in Note 11 of the Condensed Consolidated Financial Statements is hereby incorporated into this Part II, Item 1 by reference.

Item 1A.    Risk Factors

Not applicable.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults on Senior Securities

None.

Item 4.    Removed and Reserved

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibit Number	Description

10.1	Stock Purchase Agreement dated July 13, 2011 by and between the Company and The Quercus Trust. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 14, 2011 (File No. 001-34592).

10.2	Stock Purchase Agreement dated July 13, 2011 by and between the Company and The Quercus Trust. Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 14, 2011 (File No. 001-34592).

10.3	Stock Purchase Agreement dated July 13, 2011 by and between the Company and The Quercus Trust. Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 14, 2011 (File No. 001-34592).

10.4	Stock Purchase Agreement dated July 13, 2011 by and between the Company and The Quercus Trust. Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 14, 2011 (File No. 001-34592).

10.5	Stock Purchase Agreement dated July 13, 2011 by and between the Company and The Quercus Trust. Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 14, 2011 (File No. 001-34592).

10.6	Stock Purchase Agreement dated July 15, 2011 by and between the Company and Donald E. Sable, II. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 21, 2011 (File No. 001-34592).

10.7	Stock Purchase Agreement dated August 30, 2011 by and between the Company and The Quercus Trust. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 31, 2011 (File No. 001-34592).

10.8	Letter Agreement dated September 6, 2011 by and between David Gelbaum and the Company.*

10.9	Stock Purchase Agreement dated September 22, 2011 by and between the Company and The Quercus Trust. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 23, 2011 (File No. 001-34592).

10.10	Stock Purchase Agreement dated September 28, 2011 by and between the Company and The Quercus Trust. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 4, 2011 (File No. 001-34592).

31.1	Certification by the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification by the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Balance Sheets, and (iv) Notes to Consolidated Financial Statements.

*	Included herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Entech Solar, Inc.

(Registrant)

By:	/s/ DAVID GELBAUM	Date: November 8, 2011
David Gelbaum
Chief Executive Officer

By:	/s/ SHELLEY HOLLINGSWORTH	Date: November 8, 2011
Shelley Hollingsworth
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
10.1	Stock Purchase Agreement dated July 13, 2011 by and between the Company and The Quercus Trust. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 14, 2011 (File No. 001-34592).

10.2	Stock Purchase Agreement dated July 13, 2011 by and between the Company and The Quercus Trust. Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 14, 2011 (File No. 001-34592).

10.3	Stock Purchase Agreement dated July 13, 2011 by and between the Company and The Quercus Trust. Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 14, 2011 (File No. 001-34592).

10.4	Stock Purchase Agreement dated July 13, 2011 by and between the Company and The Quercus Trust. Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 14, 2011 (File No. 001-34592).

10.5	Stock Purchase Agreement dated July 13, 2011 by and between the Company and The Quercus Trust. Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 14, 2011 (File No. 001-34592).

10.6	Stock Purchase Agreement dated July 15, 2011 by and between the Company and Donald E. Sable, II. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 21, 2011 (File No. 001-34592).

10.7	Stock Purchase Agreement dated August 30, 2011 by and between the Company and The Quercus Trust. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 31, 2011 (File No. 001-34592).

10.8	Letter Agreement dated September 6, 2011 by and between David Gelbaum and the Company.*

10.9	Stock Purchase Agreement dated September 22, 2011 by and between the Company and The Quercus Trust. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 23, 2011 (File No. 001-34592).

10.10	Stock Purchase Agreement dated September 28, 2011 by and between the Company and The Quercus Trust. Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 4, 2011 (File No. 001-34592).

31.1	Certification by the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification by the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Balance Sheets, and (iv) Notes to Consolidated Financial Statements.

*	Included herewith.